Form 10-K
period 1995-12-31
VENTURE WORLD INC
filed 1996-09-26
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K

[ X ] ANNUAL  REPORT  PURSUANT  OT  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1995
      Commission File No.  33-19139-NY

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from                to


                               VENTURE WORLD, LTD.
             (Exact name of Registrant as specified in its charter)

      Delaware                                               11-2936371
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)

                    136 East Ninth Street, Lakewood, NJ 08701
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (908) 905-2020

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1995 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 31, 1995 the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

Documents incorporated by reference: The information required by Part I - Items 1 and 2 and Part III is incorporated by reference from the Registrant's Prospectus dated November 2, 1988 which is part of the Registration Statement under file No. 33-19139-NY.

- - --------------------------------------------------------------------------------


                                     PART I

- - --------------------------------------------------------------------------------


                                Item 1. Business.

The Registrant was formed in May, 1987 to seek, investigate and acquire an interest in business opportunities. In March, 1989 it raised $250,000 (approximately $185,000 net after expenses and commissions) through a "blind-pool" offering. The information set forth under "Proposed Business" in the Registrant's Prospectus dated November 21, 1988 is herein incorporated by reference.

The  Registrant  is  seeking  a  business   opportunity  but  to  date  has  not
participated in any business opportunities.

                               Item 2. Properties.

The Company operates out of the home office of its president and pays no rent or expenses.

                           Item 3. Legal Proceedings.

None

          Item 4. Submission of matters to a vote of Security Holders.

None - not applicable

- - --------------------------------------------------------------------------------


                                     PART II

- - --------------------------------------------------------------------------------


Item 5. Market price for Registrant's Common Equity and Related Stockholder Matters.

During the year ended December 31, 1995 there appeared to be little or no trading in the stock and warrants of the Company.

As of February 7, 1996, the Company had 64 shareholders of record and believes that it had approximately 250 beneficial owners.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

                                     Item 6.

                               VENTURE WORLD, LTD.
                             EXPECTED FINANCIAL DATA

                                                     December 31,
Summary Balance Sheet                         1995                  1994
                                       ------------------    -----------

Total assets                           $              211    $            1,422

Total stockholders' equity             $           (5,689)   $           (3,128)


                                                Year ended December 31,
Summary of Statement of Operations            1995                  1994
                                       ------------------    -----------

Total revenues                         $                2    $                2

Net loss                               $           (2,561)   $           (2,445)

Loss per common share                  $          (.00005)   $          (.00005)

                                     Item 7.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity decreased $2,561 from $(3,128) at December 31, 1994 to $(5,689) at December 31, 1995. This decrease was the result of losses incurred by the Company during its development stage, while seeking out business opportunities.

Results of Operations

The Company sustained losses of $2,561 and $2,445 for the years ended December 31,1995 and December 31, 1994 respectively. Revenues of $2 and $2 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $2,563 and $2,447 for the periods consisted of consulting fees, rent, and leasing expenses, professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which in the opinion of management, could provide a profit to the Company.

              Item 8. Financial Statements and Supplementary Data.

The financial statements and the schedules listed in Item 14 are filed with and as part of this report.

         Item 9. Disagreements on Accounting and Financial Disclosures.

Not Applicable.

- - --------------------------------------------------------------------------------


                                    PART III

- - --------------------------------------------------------------------------------


The information required by Items 10, 11, 12, and 13 of this Part III is set forth under the captions "Management", "Principal Shareholders'", and "Certain Transactions" in the Prospectus dated November 21, 1988 and is herein incorporated by reference.

- - --------------------------------------------------------------------------------


                                     PART IV

- - --------------------------------------------------------------------------------


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K.

     A. Financial Statements, Financial Statement Schedules, and Exhibits filed.

           1.     Financial Statements filed with this Form 10-K include:
                  a.     Balance Sheets as of December 31, 1995 and 1994.
                  b. Statements of Operations for the years ended December 31, 1995 and December 31, 1994.
                  c.     Statement of Stockholders' Equity for this period.
                  d. Statement of Cash Flows for the years ended December 31, 1995 and December 31, 1994.
                  e.     Statement of Operations for the period.
                  f.     Statement of Cash Flows for the period.

     B. The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

     C.    Exhibits

          1.   Certificate  of  Incorporation   (Incorporated  by  reference  to
               Registration Statement No. 33-19139- NY.)

          2. By-laws (Incorporated by reference to Registration Statement No. 33-19139-NY.) Supplemental Information to be furnished with reports Pursuant to Section 15(d).

     D. No annual reports or proxy material has been sent to security holders. Copies of any such report or proxy material so furnished to security holders subsequent to the filing of the annual report on this form will be furnished to the Commission when sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Venture World, Ltd.


By:   Alan Weisberger


/s/  Alan Weisberger - President

Dated:     May 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                 DATE

/s/ Alan Weisberger     President and Director
                       (Principal Executive Officer)               May 30, 1996

/s/ Moshe Milstein   Vice President, Treasurer and Director
                     (Principal Financial and Financial Officer)   May 30, 1996

- - --------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------



Report of Independent Certified Public Accountant...........................1

Financial Statements:

Balance Sheets - December 31, 1995 and December 31, 1994....................2

Statements of Operations - For the years ended December 31, 1995 and
    December 31, 1994.......................................................3

Statement of Stockholders' Equity - For the period from (inception) May 6, 1987 to December 31, 1995....................................................4

Statement of Cash Flows - For the years ended December 31, 1995 and
    December 31, 1994.......................................................5

Statements of Operations - For the period from (inception) May 6, 1987 to December 31, 1995....................................................6

Statements of Cash Flows - For the period from (inception) May 6, 1987 to December 31, 1995....................................................7

Notes to Financial Statements...............................................8

JOHN SVARC                                               1064 FIFTY-FIFTH STREET
CERTIFIED PUBLIC ACCOUNTANT                             BROOKLYN, NEW YORK 11219
                                                                  (718) 851-8617
                                                                  (718) 851-8619


















To the
Board of Directors and Stockholders
     of Venture World, Ltd.

I have audited the accompanying balance sheets of Venture World, Ltd. (a development stage company) as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture World, Ltd. at December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                            /s/   John Svarc
                                           Certified Public Accountant

April 23, 1996


See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                                 BALANCE SHEETS

                                                                                        December 31,
                                                                                  1995                 1994
ASSETS

CURRENT ASSETS:

Cash                                                                       $               77   $               75
Loans receivable (net) - officers (Note 3)                                                  0                  571
                                                                           ------------------   ------------------
                                                   Total Current Assets                    77                  646

Office equipment, net of accumulated depreciation
     of $4,361 and $3,719 (Note 1)                                                        134                  776
                                                                           ------------------   ------------------

                                                           TOTAL ASSETS    $              211   $            1,422
                                                                           ==================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                           $            5,900   $            4,550

CONTINGENT LIABILITY (Note 7)

STOCKHOLDERS' EQUITY:

Common Stock, $.0001 par value, 300,000,000 shares
      authorized, 50,000,000 shares issued and outstanding                              5,000                5,000
Paid-in capital                                                                       208,493              208,493
Deficit accumulated during the development stage                                     (219,182)            (216,621)
                                                                           ------------------   ------------------
                                                                  Total                (5,689)              (3,128)
                                                                           ------------------   ------------------

                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $              211   $            1,422
                                                                           ==================   ==================


See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS



                                                                                   Year ended December 31,
                                                                                  1995                 1994
REVENUES:

Interest income (Note 3)                                                   $                2   $                2
                                                                           ------------------   ------------------

EXPENSES:

Professional fees                                                                       1,771                1,655
Depreciation and amortization (Note 1)                                                    642                  642
Other                                                                                     150                  150
                                                                           ------------------   ------------------
                                                                  Total                 2,563                2,447
                                                                           ------------------   ------------------

                                                               NET LOSS    $           (2,561)  $           (2,445)
                                                                           ==================   ==================

LOSS PER COMMON SHARE                                                      $          (.00005)  $          (.00005)

WEIGHTED AVERAGE NUMBER OF SHARES                                                  50,000,000           50,000,000
                                                                           ==================   ==================


See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                  MAY 6, 1987 (inception) TO DECEMBER 31, 1995

                                                                                                                      Accumulated
                                           Common Stock                                                             Deficit during
                                             Purchase             Common                             Paid-in        the Development
                                             Warrants              Stock          Par Value          Capital             Stage

Shares issued to officers and others                             37,500,000     $       3,750    $      24,145     $
Public offering 25,000 units at $10.00
     per unit (Note 2)                          12,500,000       12,500,000             1,250          248,750
Offering costs                                                                                         (64,402)
Net loss for May 6, 1987 to
     December 31, 1990                                                                                                      (72,877)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, December 31, 1990                      12,500,000       50,000,000             5,000          208,493
Net loss year ended
      December 31, 1991                                                                                                     (56,562)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, December 31, 1991                      12,500,000       50,000,000             5,000          208,493             (129,439)
Net loss year ended
     December 31, 1992                                                                                                      (56,408)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, December 31, 1992                      12,500,000       50,000,000             5,000          208,493             (185,847)
Net loss year ended
     December 31, 1993                                                                                                      (28,329)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, December 31, 1993                      12,500,000       50,000,000             5,000          208,493             (214,176)
Net loss year ended
     December 31, 1994                                                                                                       (2,445)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, December 31, 1994                      12,500,000       50,000,000             5,000          208,493             (216,621)
Net loss for three months ended
     March 31, 1995                                                                                                            (611)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, March 31, 1995                         12,500,000       50,000,000             5,000          208,493             (217,232)
Net loss for three months ended
     June 30, 1995                                                                                                             (461)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, June 30, 1995                          12,500,000       50,000,000             5,000          208,493             (217,693)
Net loss for three months ended
     September 30, 1995                                                                                                        (461)
                                        ------------------    -------------     -------------    -------------     ----------------

Balance, September 30, 1995                     12,500,000       50,000,000             5,000          208,493             (218,154)
Net loss for three months ended
     December 31, 1995                                                                                                       (1,028)
                                        ------------------    -------------     -------------    -------------     ----------------


Balance, December 31, 1995                      12,500,000       50,000,000     $       5,000    $     208,493     $       (219,182)
                                        ==================    =============     =============    =============     ================



See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS




                                                                                   Year ended December 31,
                                                                                  1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                 $           (2,561)  $           (2,445)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation and amortization                                                        642                  642
     Increase in accounts payable and accrued expenses                                  1,350                1,100
                                                                           ------------------   ------------------

                                                                  Total                  (569)                (703)
                                                                           ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Decrease in notes receivable - officers                                                   571                  751
                                                                           ------------------   ------------------

                                                                  Total                   571                  751
                                                                           ------------------   ------------------

NET INCREASE IN CASH                                                                        2                   48

CASH - beginning of period                                                                 75                   27
                                                                           ------------------   ------------------

CASH - end of period                                                       $               77   $               75
                                                                           ==================   ==================


See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
           FOR THE PERIOD MAY 6, 1987 (inception) TO DECEMBER 31, 1995

REVENUES:
Interest income (Note 3)                                                                        $           42,390
                                                                                                ------------------

EXPENSES:
Consulting fees (Note 3)                                                                                   133,247
Secretarial services                                                                                        13,141
Rent and leasing expense (Note 5)                                                                           44,812
Telephone                                                                                                   15,127
Professional fees                                                                                           17,841
Depreciation and amortization (Note 1)                                                                       5,296
Underwriter's fees                                                                                          10,000
Other                                                                                                       22,108
                                                                                                ------------------
                                                                                        Total              261,572

NET LOSS - deficit accumulated during the development stage                                     $          219,182
                                                                                                ==================

LOSS PER COMMON SHARE                                                                           $           (.0044)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                       50,000,000



See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
           FOR THE PERIOD MAY 6, 1987 (inception) TO DECEMBER 31, 1995


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss - deficit accumulated during the development stage                                     $         (219,182)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
     Depreciation and amortization                                                                           5,061
     Increase in accounts payable and accrued expenses                                                       5,900
     Increase in organization costs                                                                           (700)
                                                                                                ------------------
                                                                                        Total             (208,921)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                           (4,495)
                                                                                                ------------------
                                                                                        Total               (4,495)
                                                                                                ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from initial issue of stock                                                                        27,895
Proceeds from public offering of 25,000 units of stock and warrants                                        250,000
Less: public offering costs                                                                                (64,402)
                                                                                                ------------------
                                                                                        Total              213,493

NET INCREASE IN CASH                                                                                            77

Cash - beginning of period                                                                                       0
                                                                                                ------------------

Cash - end of period                                                                            $               77
                                                                                                ==================



See accompanying Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Venture World, Ltd. ("the Company") is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, and was incorporated on May 6, 1987 for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors in their discretion, believe to be good opportunities. Since inception, the Company has been primarily engaged in the procurement of capital, and has been pursuing its objective of seeking business opportunities. There can be no assurance that the Company will be able to acquire a favorable business opportunity. Even if the Company becomes engaged in a new business opportunity, there can be no assurance that the Company will be able to generate revenues or profits therefrom.

     Office  equipment  is  stated  at  cost  less   accumulated   depreciation.
     Depreciation is provided on a straight-line basis over periods of five and seven years. Maintenance and repairs are charged to expense as incurred.

     Organization costs relating to the costs of incorporation are amortized on a straight-line basis over five years.

     Loss per share is computed using the weighted average number of shares outstanding.

2.   INITIAL PUBLIC OFFERING:

     On March 31, 1989 the Company completed a public offering of 25,000 units at $10.00 per unit or $250,000 total. Each unit consisted of 500 shares of common stock, par value $.0001 per share, and 500 common stock purchase warrants per class (Classes A, B, and C) that provided for the purchase of one additional share of common stock per warrant that were exercisable as follows:

                          Price             Description
     Class A              $.04              Exercisable to December 31, 1995
     Class B              $.06              Exercisable to December 31, 1995
     Class C              $.07              Exercisable to December 31, 1995

     No warrants were exercised.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)




                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

3.   RELATED PARTY AND OTHER TRANSACTIONS:

     a. Loans receivable - officers represents net advances by the Company to its President and Vice President and includes interest at a rate of 9% a year. The Vice President assumed a loan outstanding from an unrelated party (see below).

          Loans receivable - other consists of loans made by the Company to an unrelated party and includes interest at a rate of 10% a year. Another loan to an unrelated party at the same interest rate which totaled $9,971 at January 1, 1991 was assumed by the Vice President (see above).

     b. In January, 1991, the Board of Directors resolved to incur consulting fees to September 30, 1993 as follows:

              The President and Vice President of the Company - $15,600 a year each and an unrelated investment banking firm (see above) - $450 a week.

     c.   The Company paid office rent to its President in 1991 (see Note 5).

4.   STOCK OPTION PLAN:

     The Company has adopted an incentive stock option plan under which options to purchase a total of 7,500,000 shares of common stock may be issued. Options issued under the plan can be granted at exercise prices equal to 100% of the fair market value of the common stock on the date of grant. At December 31, 1990, 7,500,000 shares of common stock have been reserved for issuance upon exercise of options under the plan and no options have been granted.

5.   LEASES:

     d. At the beginning of 1991, the Company relocated its offices to New Jersey where it rented space under an oral lease with its President at $250 a month. The lease ended in October, 1991.

     e. The Company leased an automobile for approximately $430 a month under a four (4) year lease agreement which began in May 1989. The agreement also included an initial lease prepayment of $2,806 which is reflected as "Deferred leasing expense", net of amortization over the four (4) year lease period.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

6.   CONFLICTS OF INTEREST:

     Certain conflicts of interest may arise when the Company finds a business opportunity due to the fact that the officers and directors each have other business interests that may also wish to invest in that business opportunity. There are no assurances that such conflicts will be resolved in the Company's favor.

7.   CONTINGENT LIABILITY AND SUBSEQUENT EVENTS:

     In February, 1996, the Company terminated the services of the stock registrar it had been using and retained a new registrar. The former registrar is demanding a termination fee of $3,000.

     The Company maintains that it has no obligation to pay the fee since the contract with the registrar does not contain a termination fee clause.