Form 10QSB
period 1996-03-31
VENTURE WORLD INC
filed 1996-09-26
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to

Commission File Number              33-19139-NY


                               VENTURE WORLD, LTD.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                         11-2936371
(State or other jurisdiction of incorporation      (IRS Employer Identification
         or organization)                               Number)


136 East Ninth Street, Lakewood, NJ                         08701
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      (908) 905-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No


           Class                            Outstanding as of March 31, 1996
- ---------------------------------        -----------------------------------
          Common Stock                              50,000,000 shares
         Par Value $.0001

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION
Total stockholders' deficit decreased $4,034 from $(5,689) at December 31, 1995 to $(1,655) at March 31, 1996. This decrease was the result of losses incurred by the Company during its development stage, while seeking out business opportunities, and partially offset by a contribution to capital.

RESULTS OF OPERATIONS
The Company sustained losses of $583 and $611 for the three month periods ended March 31, 1996 and March 31, 1995, respectively. Revenues of $1 and $0 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $584 and $611 for the periods consisted of professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which, in the opinion of management, can provide a profit to the Company.

                           PART II. OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Not Applicable

Item 3.           Not Applicable

Item 4.           Not Applicable

Item 5.           Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1 Financial Statements as of March 31, 1996. Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VENTURE WORLD, LTD.
                             (Registrant)



   4/30/96                   /s/ Alan Weisberger
    Date                     Alan Weisberger
                             Chairman & President
                             (Principal Executive Officer)

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                                March 31, 1996
ASSETS

CURRENT ASSETS:

Cash                                                                                                        $                   78
Loans receivable (net) - officers (Note 3)                                                                                       0
                                                                                                            ----------------------

                                                                                    Total Current Assets                        78

OFFICE EQUIPMENT, net of accumulated depreciation of
     $4,495 and $3,880 (Note 1)                                                                                                  0
                                                                                                            ----------------------

                                                                                            TOTAL ASSETS    $                   78
                                                                                                            ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                                                            $                1,733
                                                                                                            ----------------------

CONTINGENT LIABILITY (Note 7)

STOCKHOLDERS' DEFICIT:

Common stock, $.0001 par value, 300,000,000 shares authorized
     50,000,000 shares issued and outstanding                                                                                5,000
     Paid-in capital                                                                                                       213,110
     Deficit accumulated during the development stage                                                                     (219,765)
                                                                                                            ----------------------
                                                                                                                            (1,655)

                                                              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $                   78
                                                                                                            ======================


See Selected Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three months ended March 31,
                                                                                                 1996                  1995

REVENUES:

Interest income (Note 3)                                                                  $                1    $                 0
                                                                                          ------------------    -------------------

EXPENSES:

Professional fees                                                                                        300                    300
Depreciation and amortization (Note 1)                                                                   134                    161
Other                                                                                                    150                    150
                                                                                          ------------------    -------------------

                                                                               Total                     584                    611
                                                                                          ------------------    -------------------

                                                                            NET LOSS      $             (583)   $              (611)
                                                                                          ==================    ===================

LOSS PER COMMON SHARE                                                                     $         (.000012)   $          (.000012)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                 50,000,000             50,000,000
                                                                                          ==================    ===================


See Selected Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                    MAY 6, 1987 (INCEPTION) TO MARCH 31, 1996
                                   (Unaudited)


                                                          Common                                                    Accumulated
                                                           Stock                                                  Deficit during
                                                         Purchase         Common         Par          Paid-In      the Development
                                                         Warrants         Shares        Value        Capital            Stage

Shares issued to officers and others                      37,500,000  $       3,750  $    24,145  $              $

Public offering 25,000 units at $10.00 per
   unit (Note 2)                                       12,500,000     12,500,000           1,250        248,750

Offering costs                                                                                          (64,402)

Net (loss) for May 6, 1987 to
   December 31, 1990                                                                                                        (72,877)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1990                             12,500,000     50,000,000           5,000        208,493
Net (loss) year ended December 31, 1991                                                                                     (56,562)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1991                             12,500,000     50,000,000           5,000        208,493            (129,439)
Net (loss) year ended December 31, 1992                                                                                     (56,408)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1992                             12,500,000     50,000,000           5,000        208,493            (185,847)
Net (loss) year ended December 31, 1993                                                                                     (28,329)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1993                             12,500,000     50,000,000           5,000        208,493            (214,176)
Net (loss) year ended December 31, 1994                                                                                      (2,445)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1994                             12,500,000     50,000,000           5,000        208,493            (216,621)
Net (loss) year ended December 31, 1995                                                                                      (2,561)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1995                             12,500,000     50,000,000           5,000        208,493            (219,182)

Warrants expired (Note 2)                             (12,500,000)

Capital contributions                                                                                     4,617

Net (loss) for three months ended March 31, 1996                                                                               (583)
                                                    -------------  -------------  --------------  -------------  ------------------

Balance, March 31, 1996                                         0     50,000,000  $        5,000  $     213,110  $         (219,765)
                                                    =============  =============  ==============  =============  ==================



See Selected Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three months ended March 31,
                                                                                                  1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                                $             (583)   $              (611)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
         Depreciation and amortization                                                                   134                    161
         Increase (decrease) in accounts payable and accrued expenses                                 (4,167)                   450
                                                                                          ------------------    -------------------

                                                                                   Total              (4,616)                     0
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          4,617                      0
                                                                                          ------------------    -------------------

                                                                                   Total               4,617                      0
                                                                                          ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                            1                      0

CASH - beginning of period                                                                                77                     75
                                                                                          ------------------    -------------------

CASH - end of period                                                                      $               78    $                75
                                                                                          ==================    ===================



See Selected Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
            FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO MARCH 31, 1996
                                   (Unaudited)


REVENUES:
Interest income (Note 3)                                                                  $           42,391
                                                                                          ------------------

EXPENSES:
Consulting fees (Note 3)                                                                             133,247
Secretarial services                                                                                  13,141
Rent and leasing expense (Note 5)                                                                     44,812
Telephone                                                                                             15,127
Professional fees                                                                                     18,141
Depreciation and amortization (Note 1)                                                                 5,430
Underwriter's fees                                                                                    10,000
Other                                                                                                 22,258
                                                                                          ------------------

                                                                                   Total             262,156

NET LOSS - deficit accumulated during the development stage                               $         (219,765)
                                                                                          ==================

LOSS PER COMMON SHARE                                                                     $           (.0044)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                 50,000,000



See Selected Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO MARCH 31, 1996
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) - deficit accumulated during the development stage                             $         (219,765)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
         Depreciation and amortization                                                                 5,195
         Increase (decrease) in accounts payable and accrued expenses                                  1,733
         Increase in organization costs                                                                 (700)
                                                                                          ------------------

                                                                                   Total            (213,537)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                     (4,495)

                                                                                   Total              (4,495)

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          4,617
Proceeds from initial issue of stock                                                                  27,895
Proceeds from public offering of 25,000 units of stock and warrants                                  250,000
Less: public offering costs                                                                          (64,402)
                                                                                          ------------------

                                                                                   Total             218,110

NET INCREASE IN CASH                                                                                      78

Cash - beginning of period                                                                                 0
                                                                                          ------------------

Cash - end of period                                                                      $               78
                                                                                          ==================



See Selected Notes to Financial Statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                     SELECTED NOTES TO FINANCIAL STATEMENTS


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

     Office  equipment  is  stated  at  cost  less   accumulated   depreciation.
     Depreciation is provided on a straight- line basis over periods of five and seven years. Maintenance and repairs are charged to expense as incurred.

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

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)




                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

5.   LEASES:

     a. At the beginning of 1991, the Company relocated its offices to New Jersey where it rented space under an oral lease with its President at $250 a month. The lease ended in October, 1991.

     b. The Company leased an automobile for approximately $430 a month under a 4 year lease agreement which began in May 1989. The agreement also included an initial lease prepayment of $2,806 which is reflected as "Deferred leasing expense", net of amortization over the 4 year lease period.

6.   CONFLICTS OF INTEREST:

     Certain conflicts of interest may arise when the Company finds a business opportunity due to the fact that the officers and directors each have other business interests that may also wish to invest in that business opportunity. There are no assurances that such conflicts will be resolved in the Company's favor.

7.   CONTINGENT LIABILITY:

     In February 1996, the Company terminated the services of the stock registrar it had been using and retained a new registrar. The former registrar is demanding a termination fee of $3,000.

     The Company maintains that it has no obligation to pay the fee since the contract with the registrar does not contain a termination fee clause.