Form 10-K/A
period 1995-12-31
VENTURE WORLD INC
filed 1996-09-27
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1995   Commission File No.  33-19139-NY

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                        to               .


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

An invalid CIK number was entered on the Financial Data Schedule required as a second document to the Form 10-K filed September 26, 1996. A corrected Financial Data Schedule was filed as a second document to this Amended Form 10-K/A.