Form 10QSB
period 1996-06-30
VENTURE WORLD INC
filed 1996-09-30
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from        to

Commission File Number              33-19139-NY


                               VENTURE WORLD, LTD.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     11-2936371
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


 136 East Ninth Street, Lakewood, NJ                             08701
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (908) 905-2020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No


             Class                          Outstanding as of June 30, 1996
          Common Stock                               50,000,000 shares
         Par Value $.0001

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

Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION
Total stockholders' deficit decreased $4,035 from $(5,689) at December 31, 1995 to $(1,654) at June 30, 1996. This decrease was the result of a contribution to capital.

RESULTS OF OPERATIONS
The Company sustained losses of $582 and $1,072 for the six month periods ended June 30, 1996 and June 30, 1995, respectively. The Company had income of $1 for the three months ended June 30, 1996 compared with a loss of $461 for the same period in 1995. Revenues of $2 and $0 for the six months ended June 30, 1996 and 1995 represented interest earned on temporary cash investments and loans. Expenses of $584 and $1,072 for the six months ended June 30, 1996 and 1995 consisted of professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which, in the opinion of management, can provide a profit to the Company. Expenses were $0 and $461 for the three months ended June 30, 1996 and 1995.

                           PART II. OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Not Applicable

Item 3.           Not Applicable

Item 4.           Not Applicable

Item 5.           Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1 Financial Statements as of June 30, 1996. Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VENTURE WORLD, LTD.
                                    (Registrant)



                                    /s/ Michael Labertew
    Date                            Michael Labertew
                                    Chairman & President
                                    (Principal Executive Officer)

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                                 June 30, 1996
                                                                                                            ----------------------
ASSETS

CURRENT ASSETS:

Cash                                                                                                        $                   79
                                                                                                            ----------------------

                                                                                    Total Current Assets                        79
                                                                                                            ----------------------
OFFICE EQUIPMENT, net of accumulated depreciation of $4,495                                                                      0
                                                                                                            ----------------------
                                                                                            TOTAL ASSETS    $                   79
                                                                                                            ======================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                                                            $                1,733
                                                                                                            ----------------------
STOCKHOLDERS' DEFICIT:

Common stock, $.0001 par value, 300,000,000 shares authorized
     50,000,000 shares issued and outstanding                                                                                5,000
     Paid-in capital                                                                                                       213,110
     Deficit accumulated during the development stage                                                                     (219,764)
                                                                                                            ----------------------
                                                                                                                            (1,654)
                                                                                                            ----------------------
                                                             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $                   79
                                                                                                            ======================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                                1996               1995              1996               1995
                                                          ----------------   ---------------   ----------------   -----------------
REVENUES:

Interest income                                           $              1  $               0  $              2   $               0
                                                          ----------------   ----------------  ----------------   -----------------
EXPENSES:

Professional fees                                                        0                300               300                 600
Depreciation and amortization                                            0                161               134                 322
Other                                                                    0                  0               150                 150
                                                          ----------------   ----------------   ---------------   -----------------
                                                  Total                  0                461               584               1,072
                                                          ----------------   ----------------   ---------------   -----------------
                                      NET INCOME (LOSS)   $              1  $            (461) $           (582)  $          (1,072)
                                                          ================  =================  ================   =================
INCOME (LOSS) PER COMMON SHARE                            $            .00  $            (.00) $           (.00)  $            (.00)

WEIGHTED AVERAGE
     NUMBER OF SHARES                                           50,000,000         50,000,000        50,000,000          50,000,000
                                                          ================  =================   ===============    ================


                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD
                    MAY 6, 1987 (INCEPTION) TO JUNE 30, 1996
                                   (Unaudited)

                                                   Common                                                        Accumulated
                                                    Stock                                                      Deficit during
                                                  Purchase         Common           Par          Paid-In       the Development
                                                  Warrants         Shares          Value         Capital            Stage
                                                 ------------     ----------  --------------  -------------  -------------------
Shares issued to officers and others                              37,500,000  $        3,750  $      24,145  $

Public offering 25,000 units at $10.00 per
   unit                                            12,500,000     12,500,000           1,250        248,750

Offering costs                                                                                      (64,402)

Net (loss) for May 6, 1987 to
   December 31, 1990                                                                                                    (72,877)
                                                ------------     ----------  --------------  -------------  -------------------
Balance, December 31, 1990                         12,500,000     50,000,000           5,000        208,493
Net (loss) year ended December 31, 1991                                                                                 (56,562)
                                                ------------     ----------  --------------  -------------  -------------------
Balance, December 31, 1991                         12,500,000     50,000,000           5,000        208,493            (129,439)
Net (loss) year ended December 31, 1992                                                                                 (56,408)
                                                ------------     ----------  --------------  -------------  -------------------
Balance, December 31, 1992                         12,500,000     50,000,000           5,000        208,493            (185,847)
Net (loss) year ended December 31, 1993                                                                                 (28,329)
                                                ------------     ----------  --------------  -------------  -------------------
Balance, December 31, 1993                         12,500,000     50,000,000           5,000        208,493            (214,176)
Net (loss) year ended December 31, 1994                                                                                  (2,445)
                                                ------------     ----------  --------------  -------------  -------------------
Balance, December 31, 1994                         12,500,000     50,000,000           5,000        208,493            (216,621)
Net (loss) year ended December 31, 1995                                                                                  (2,561)

Balance, December 31, 1995                         12,500,000     50,000,000           5,000        208,493            (219,182)

Warrants expired                                  (12,500,000)

Capital contributions                                                                                 4,617

Net (loss) for six months ended June 30, 1996                                                                              (582)
                                                ------------     ----------  --------------  -------------  -------------------
Balance, June 30, 1996                                      0     50,000,000  $        5,000  $     213,110  $         (219,764)
                                                =============    ===========  ==============  =============  ==================


                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  Six months ended June 30,
                                                                                                  1996                 1995
                                                                                                  ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                                $             (582)   $            (1,072)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
         Depreciation and amortization                                                                   134                    322
         Increase (decrease) in accounts payable and accrued expenses                                 (4,167)                   750
                                                                                          ------------------    -------------------

                                                                                   Total              (4,615)                     0
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          4,617                      0
                                                                                          ------------------    -------------------

                                                                                   Total               4,617                      0
                                                                                          ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                            2                      0

CASH - beginning of period                                                                                77                     75
                                                                                          ------------------    -------------------

CASH - end of period                                                                      $               79    $                75
                                                                                          ==================    ===================



                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
             FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO JUNE 30, 1996
                                   (Unaudited)


REVENUES:
Interest income                                                                           $           42,392
                                                                                          ------------------

EXPENSES:
Consulting fees                                                                                      133,247
Secretarial services                                                                                  13,141
Rent and leasing expense                                                                              44,812
Telephone                                                                                             15,127
Professional fees                                                                                     18,141
Depreciation and amortization                                                                          5,430
Underwriter's fees                                                                                    10,000
Other                                                                                                 22,258
                                                                                          ------------------

                                                                                   Total             262,156
                                                                                          ------------------

NET LOSS - deficit accumulated during the development stage                               $         (219,764)
                                                                                          ==================

LOSS PER COMMON SHARE                                                                     $             (.00)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                 50,000,000
                                                                                          ==================



                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
             FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO JUNE 30, 1996
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) - deficit accumulated during the development stage                             $         (219,764)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
         Depreciation and amortization                                                                 5,195
         Increase (decrease) in accounts payable and accrued expenses                                  1,733
         Increase in organization costs                                                                 (700)
                                                                                           -----------------

                                                                                   Total            (213,536)
                                                                                           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                     (4,495)
                                                                                            ----------------

                                                                                   Total              (4,495)
                                                                                            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          4,617
Proceeds from initial issue of stock                                                                  27,895
Proceeds from public offering of 25,000 units of stock and warrants                                  250,000
Less: public offering costs                                                                          (64,402)
                                                                                            ----------------

                                                                                   Total             218,110
                                                                                            ----------------

NET INCREASE IN CASH                                                                                      79

Cash - beginning of period                                                                                 0
                                                                                          ------------------

Cash - end of period                                                                      $               79
                                                                                          ==================

