Form 10QSB
period 1996-09-30
VENTURE WORLD INC
filed 1996-12-05
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from to

Commission File Number              33-19139-NY


                               VENTURE WORLD, LTD.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 11-2936371
(State or other jurisdiction of incorporation        (IRS Employer
         or organization)                               Identification Number)

     8 East Broadway, #735, Salt Lake City, UT                   84111
     (Address of principle executive offices)                  (Zip Code)


      136 East Ninth Street, Lakewood, NJ                     08701
(Former Address of principal executive offices)         (Former Zip Code)


Registrant's telephone number, including area code    (801) 363-3555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


      Class                    Outstanding as of September 30, 1996
-------------------          --------------------------------------
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

Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION
Total stockholders' deficit decreased $5,689 from $(5,689) at December 31, 1995 to $0 at September 30, 1996. This decrease was the result of a contribution to capital.

RESULTS OF OPERATIONS
The Company sustained losses of $661 and $1,533 for the nine month periods ended September 30, 1996 and September 30, 1995, respectively. The Company had a loss of $79 for the three months ended September 30, 1996 compared with a loss of $461 for the same period in 1995. Revenues of $2 and $0 for the nine months ended September 30, 1996 and 1995 represented interest earned on temporary cash investments and loans. Expenses of $663 and $1,533 for the nine months ended September 30, 1996 and 1995 consisted of professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which, in the opinion of management, can provide a profit to the Company. Expenses were $79 and $461 for the three months ended September 30, 1996 and 1995.

Management is currently looking for new business operations.

                           PART II. OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Not Applicable

Item 3.           Not Applicable

Item 4.           Not Applicable

Item 5. During the quarter, Michael Labertew became the President of the Company and a Director. Lisa Valerio became Secretary/ Treasurer and a Director.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1 Financial Statements as of September 30, 1996. Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VENTURE WORLD, LTD.
                                       (Registrant)



December 5, 1996                       /s/ Michael Labertew
    Date                               Michael Labertew
                                       Chairman & President
                                       (Principal Executive Officer)

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                           September 30, 1996
ASSETS

CURRENT ASSETS:

Cash                                                                                                    $                        0
                                                                                                        --------------------------

                                                                               Total Current Assets                              0
                                                                                                        --------------------------
                                                                                       TOTAL ASSETS     $                        0
                                                                                                        ==========================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                                                        $                        0
                                                                                                        --------------------------

STOCKHOLDERS' DEFICIT:

Common stock, $.0001 par value, 300,000,000 shares authorized
     50,000,000 shares issued and outstanding                                                                                5,000
     Paid-in capital                                                                                                       214,843
     Deficit accumulated during the development stage                                                                     (219,843)
                                                                                                        --------------------------
                                                                                                                                 0
                                                                                                        --------------------------
                                                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $                        0
                                                                                                        ==========================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                    Nine months ended
                                                                     September 30,                        September 30,
                                                          -----------------------------------  ------------------------------------
                                                                1996               1995              1996               1995
                                                          ----------------  -----------------  ----------------   -----------------

REVENUES:

Interest income                                           $              0  $               0  $              2   $               0
                                                          ----------------  -----------------  ----------------   -----------------

EXPENSES:

Professional fees                                                        0                300               300                 900
Depreciation and amortization                                            0                161               134                 483
Other                                                                   79                  0               229                 150
                                                          ----------------  -----------------  ----------------   -----------------

                                                  Total                 79                461               663               1,533
                                                          ----------------  -----------------  ----------------   -----------------

                                             NET (LOSS)   $            (79) $            (461) $           (661)  $          (1,533)
                                                          ================  =================  ================   =================

INCOME (LOSS) PER COMMON SHARE                            $            .00  $            (.00) $           (.00)  $            (.00)

WEIGHTED AVERAGE
     NUMBER OF SHARES                                           50,000,000         50,000,000        50,000,000          50,000,000
                                                          ================  =================  ================   =================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD
                  MAY 6, 1987 (INCEPTION) TO September 30, 1996
                                   (Unaudited)


                                                               Common                                               Accumulated
                                                                Stock                                              Deficit during
                                                              Purchase        Common         Par       Paid-In     the Development
                                                              Warrants        Shares        Value      Capital         Stage
                                                            -------------    ---------   -----------  ---------   -----------------
Shares issued to officers and others                                         37,500,000  $     3,750  $   24,145  $

Public offering 25,000 units at $10.00 per
   unit                                                        12,500,000    12,500,000        1,250     248,750

Offering costs                                                                                           (64,402)

Net (loss) for May 6, 1987 to
   December 31, 1990                                                                                                        (72,877)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, December 31, 1990                                     12,500,000    50,000,000        5,000     208,493
Net (loss) year ended December 31, 1991                                                                                     (56,562)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, December 31, 1991                                     12,500,000    50,000,000        5,000     208,493           (129,439)
Net (loss) year ended December 31, 1992                                                                                     (56,408)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, December 31, 1992                                     12,500,000    50,000,000        5,000     208,493           (185,847)
Net (loss) year ended December 31, 1993                                                                                     (28,329)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, December 31, 1993                                     12,500,000    50,000,000        5,000     208,493           (214,176)
Net (loss) year ended December 31, 1994                                                                                      (2,445)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, December 31, 1994                                     12,500,000    50,000,000        5,000     208,493           (216,621)
Net (loss) year ended December 31, 1995                                                                                      (2,561)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, December 31, 1995                                     12,500,000    50,000,000        5,000     208,493           (219,182)

Warrants expired                                              (12,500,000)

Capital contributions                                                                                      6,350

Net (loss) for nine months ended September 30, 1996                                                                            (661)
                                                            -------------  ------------  -----------  ----------   ----------------

Balance, September 30, 1996                                             0    50,000,000  $     5,000  $  214,843   $       (219,843)
                                                            =============  ============  ===========  ==========   ================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                         Nine months
                                                                                                     ended September 30,
                                                                                                  1996                 1995
                                                                                          -----------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                                $             (661)   $            (1,533)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
         Depreciation and amortization                                                                   134                    483
         Increase (decrease) in accounts payable and accrued expenses                                 (5,900)                 1,050
                                                                                          ------------------    -------------------

                                                                                   Total              (6,427)                     0
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          6,350                      0
                                                                                          ------------------    -------------------

                                                                                   Total               6,350                      0
                                                                                          ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                          (77)                     0

CASH - beginning of period                                                                                77                     75
                                                                                          ------------------    -------------------

CASH - end of period                                                                      $                0    $                75
                                                                                          ==================    ===================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
          FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO September 30, 1996
                                   (Unaudited)


REVENUES:
Interest income                                                                           $           42,392
                                                                                          ------------------
EXPENSES:
Consulting fees                                                                                      133,247
Secretarial services                                                                                  13,141
Rent and leasing expense                                                                              44,812
Telephone                                                                                             15,127
Professional fees                                                                                     18,141
Depreciation and amortization                                                                          5,430
Underwriter's fees                                                                                    10,000
Other                                                                                                 22,337
                                                                                          ------------------

                                                                                   Total             262,235
                                                                                          ------------------
NET LOSS - deficit accumulated during the development stage                               $         (219,843)
                                                                                          ==================

LOSS PER COMMON SHARE                                                                     $             (.00)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                 50,000,000
                                                                                          ==================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
          FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO September 30, 1996
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) - deficit accumulated during the development stage                             $         (219,843)
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
         Depreciation and amortization                                                                 5,195
         Increase in organization costs                                                                 (700)
                                                                                          ------------------

                                                                                   Total            (215,348)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                     (4,495)
                                                                                          ------------------

                                                                                   Total              (4,495)
                                                                                          ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          6,350
Proceeds from initial issue of stock                                                                  27,895
Proceeds from public offering of 25,000 units of stock and warrants                                  250,000
Less: public offering costs                                                                          (64,402)
                                                                                          ------------------

                                                                                   Total             219,843
                                                                                          ------------------
NET INCREASE IN CASH                                                                                       0

Cash - beginning of period                                                                                 0
                                                                                          ------------------

Cash - end of period                                                                      $                0
                                                                                          ==================