Form 10-K
period 1996-12-31
VENTURE WORLD INC
filed 1997-04-16
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996
         Commission File No.  33-19139-NY

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

                          10 Exchange Place, Suite 309,
                           Salt Lake City, Utah 84111
                              (Address and zip code
                         of principal executive offices)

Registrant's telephone number, including area code: (801) 364-3500

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1996 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 31, 1996 the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

Documents incorporated by reference: The information required by Part I - Items 1 and 2 and Part III is incorporated by reference from the Registrant's Prospectus dated November 2, 1988 which is part of the Registration Statement under file No. 33-19139-NY.

------------------------------------------------------------------------------


                                     PART I

------------------------------------------------------------------------------


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

On March 4, 1996, Exchange Place Capital Partners, exercised an option to purchase 28,550,000 shares of Venture World LTD, Inc. for $30,000. This was paid directly to Alan Weisberger (of New Jersey) and Moshe Milstein (of New York) in full.

The new Board of Directors was appointed by Alan Weisberger and Moshe Milstein, and was approved by Exchange Place Capital Partners.

The  Registrant  is  seeking  a  business   opportunity  but  to  date  has  not
participated in any business opportunities.

Item 2. Properties.

The Company operates out of the office of Exchange Capital Partners and pays no rent or expenses.

Item 3. Legal Proceedings.

None

Item 4. Submission of matters to a vote of Security Holders.

None - not applicable

-------------------------------------------------------------------------------


                                     PART II

-------------------------------------------------------------------------------


Item 5. Market price for Registrant's Common Equity and Related Stockholder Matters.

During the year ended December 31, 1996 there appeared to be little or no trading in the stock of the Company.

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

Item 6.

                               VENTURE WORLD, LTD.
                             EXPECTED FINANCIAL DATA

                                                      December 31,
Summary Balance Sheet                           1996               1995
                                            --------------    -------------

Total assets                                $            0    $         211

Total stockholders' equity                  $       (1,300)   $      (5,689)


                                                 Year ended December 31,
Summary of Statement of Operations                 1996            1995
                                            ---------------    -------------

Total revenues                              $             2    $           2

Net loss                                    $        (1,961)   $      (2,561)

Loss per common share                       $       (.00004)   $     (.00005)

Item 7.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Financial Condition

Total stockholders' equity increased $4,389 from $(5,689) at December 31, 1995 to $(1,300) at December 31, 1996. The increase was, principally, due to capital contributions.

Results of Operations

The Company sustained losses of $1,961 and $2,561 for the years ended December 31,1996 and December 31, 1995 respectively. Revenues of $2 and $2 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $1,963 and $2,563 for the periods consisted of professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which in the opinion of management, could provide a profit to the Company.

Item 8. Financial Statements and Supplementary Data.

The financial statements and the schedules listed in Item 14 are filed with and as part of this report.

Item 9. Disagreements on Accounting and Financial Disclosures.

Not Applicable.

-------------------------------------------------------------------------------


                                    PART III

-------------------------------------------------------------------------------


The information required by Items 10, 11, 12, and 13 of this Part III is set forth under the captions "Management", "Principal Shareholders'", and "Certain Transactions" in the Prospectus dated November 21, 1988 and is herein incorporated by reference.

-------------------------------------------------------------------------------


                                     PART IV

-------------------------------------------------------------------------------


Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K.

     A. Financial Statements, Financial Statement Schedules, and Exhibits filed.

          1.   Financial Statements filed with this Form 10-K include:

               a.   Balance Sheets as of December 31, 1996 and 1995.
               b. Statements of Operations for the years ended December 31, 1996 and December 31, 1995.
               c.   Statement of Stockholders' Equity for this period.
               d. Statement of Cash Flows for the years ended December 31, 1996 and December 31, 1995.
               e.   Statement of Operations for the period.
               f.   Statement of Cash Flows for the period.

     B. The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

     C.   Exhibits

          1.   Certificate  of  Incorporation   (Incorporated  by  reference  to
               Registration Statement No. 33-19139- NY.)

          2. By-laws (Incorporated by reference to Registration Statement No. 33-19139-NY.) Supplemental Information to be furnished with reports Pursuant to Section 15(d).

          3.   (27) Financial Data Schedule

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

                                            Venture World, Ltd.

                                            By:   Mike Labertew

                                            /s/   Mike Labertew

Dated:     April 15, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                                DATE
/s/ Mike Labertew                 President and Director
                                  (Principal Executive Officer)                        April 15, 1997

/s/ Lisa Valario                  Vice President, Treasurer and Director
                                  (Principal Financial and Financial Officer)          April 15, 1997


-------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


Report of Independent Certified Public Accountant............................................................F-1

Financial Statements:

     Balance Sheets - December 31, 1996 and December 31, 1995................................................F-2

     Statements of Operations - For the years ended December 31, 1996 and
         December 31, 1995...................................................................................F-3

     Statement of Stockholders' Equity - For the period from (inception) May 6, 1987 to December 31, 1996................................................................................F-4

     Statement of Cash Flows - For the years ended December 31, 1996 and
         December 31, 1995...................................................................................F-5

     Statements of Operations - For the period from (inception) May 6, 1987 to December 31, 1996................................................................................F-6

     Statements of Cash Flows - For the period from (inception) May 6, 1987 to December 31, 1996................................................................................F-7

     Notes to Financial Statements...........................................................................F-8

JOHN SVARC                                   1064 FIFTY-FITH STREET
CERTIFIED PUBLIC ACCOUNTANT                BROOKLYN, NEW YORK 11219
                                                     (718) 851-8617
                                           Facsimile (718) 851-8619





                          INDEPENDENT AUDITOR'S REPORT


To the
Board of Directors and Stockholders
 of Venture World, Ltd.

I have audited the accompanying balance sheets of Venture World, Ltd. (a development stage company) as of December 31, 1996 and 1995 and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture World, Ltd. at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






                                           /s/ John Svarc
                                  Certified Public Accountant


April 4, 1997

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)



                                 BALANCE SHEETS

                                                                                     December 31,             December 31,
                                                                                        1996                     1995
                                                                                    --------------          ---------------
ASSETS

CURRENT ASSETS:

Cash                                                                                $            0          $            77

OFFICE EQUIPMENT, net of accumulated depreciation of $4,495 and $4,361 (Note 1)                  0                      134
                                                                                    --------------          ---------------

                                                                   TOTAL ASSETS     $            0          $           211
                                                                                    ==============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                                    $        1,300          $         5,900
                                                                                    --------------          ---------------
STOCKHOLDERS' EQUITY:

Common Stock, $.0001 par value
     300,000,000 shares authorized
     50,000,000 shares issued and outstanding                                                5,000                    5,000
Paid-in capital                                                                            214,843                  208,493
Deficit accumulated during the development stage                                          (221,143)                (219,182)
                                                                                    --------------          ---------------

                                                     Total Stockholders' equity             (1,300)                  (5,689)
                                                                                    --------------          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $            0          $           211
                                                                                    ==============          ===============


                                       F-2
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                            Year ended            Year ended
                                                                                           December 31,       December 31,
                                                                                               1996                  1995
                                                                                        ------------------    ------------------
REVENUES:
     Interest income                                                                    $                2    $                2
                                                                                        ------------------    ------------------

EXPENSES:
     Professional fees                                                                               1,500                 1,771
     Depreciation and amortization (Note 1)                                                            134                   642
     Other                                                                                             329                   150
                                                                                        ------------------    ------------------

Total                                                                                                1,963                 2,563
                                                                                        ------------------    ------------------

NET LOSS                                                                                $           (1,961)   $            2,561)
                                                                                        ==================    ==================

LOSS PER COMMON SHARE                                                                   $          (.00004)   $          (.00005)

WEIGHTED AVERAGE NUMBER OF SHARES                                                               50,000,000            50,000,000
                                                                                        ==================    ==================


                                       F-3
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                  MAY 6, 1987 (INCEPTION) TO DECEMBER 31, 1996

                                              Common                                                              Accumulated
                                               Stock                                                            Deficit during
                                             Purchase        Common              Par            Paid-in           Development
                                             Warrants        Shares             Value           Capital              Stage
                                          -------------   -------------  -----------------   -------------  ----------------------
Shares issued to officers and others                         37,500,000  $           3,750   $      24,145  $                    0
Public offering 25,000 units at
   $10.00 per unit (Note 2)                  12,500,000      12,500,000              1,250         248,750
Offering costs                                                                                     (64,402)
Net (loss) for May 6, 1987 to
   December 31, 1990                                                                                                       (72,877)
                                          -------------   -------------  -----------------   -------------  ----------------------
Balance, December 31, 1990                   12,500,000      50,000,000              5,000         208,493

Net (loss) year ended
   December 31, 1991                                                                                                       (56,562)
                                          -------------   -------------  -----------------   -------------  ----------------------
Balance December 31, 1991                    12,500,000      50,000,000              5,000         208,493                (129,439)

Net (loss) year ended
   December 31, 1992                                                                                                       (56,408)
                                          -------------   -------------  -----------------   -------------  ----------------------
Balance December 31, 1992                    12,500,000      50,000,000              5,000         208,493                (185,847)

Net (loss) year ended
   December 31, 1993                                                                                                       (28,329)
                                          -------------   -------------  -----------------   -------------  ----------------------
Balance December 31, 1993                    12,500,000      50,000,000              5,000         208,493                (214,176)

Net (loss) year ended
   December 31, 1994                                                                                                        (2,445)
                                          -------------   -------------  -----------------   -------------  ----------------------
Balance December 31, 1994                    12,500,000      50,000,000              5,000         208,493                (216,621)

Net (loss) year ended
   December 31, 1995                                                                                                        (2,561)
                                          -------------   -------------  -----------------   -------------  ----------------------
Balance December 31, 1995                    12,500,000      50,000,000              5,000         208,493                (219,182)

Warrants expired (Note 2)                   (12,500,000)
Capital contributions                                                                                6,350

Net (loss) for year ended
   December 31, 1996                                                                                                        (1,961)
                                          -------------   -------------  -----------------   -------------  ----------------------

Balance December 31, 1996                             0      50,000,000  $           5,000   $     214,843  $             (221,143)
                                          =============   =============  =================   =============  ======================


                                       F-4
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                            Year ended            Year ended
                                                                                           December 31,       December 31,
                                                                                               1996                  1995
                                                                                        ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                                              $           (1,961)   $           (2,561)
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                                     134                   642
     (Decrease) increase in accounts payable and accrued expenses                                   (4,600)                1,350
                                                                                        ------------------    ------------------

Total                                                                                               (6,427)                 (569)
                                                                                        -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in notes receivable - officers                                                                  0                   571
                                                                                        ------------------    ------------------

Total                                                                                                    0                   571
                                                                                        ------------------    ------------------

CASH FLOWS FROM FINANCE ACTIVITIES:

Paid-in capital contributions                                                                        6,350                     0
                                                                                        ------------------    ------------------

Total                                                                                                6,350                     0
                                                                                        ------------------    ------------------

NET INCREASE (DECREASE) IN CASH                                                                        (77)                    2

CASH - beginning of period                                                                              77                    75
                                                                                        ------------------    ------------------

CASH - end of period                                                                    $                0    $               77
                                                                                        ==================    ==================





                                       F-5
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
           FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO DECEMBER 31, 1996



REVENUES:
   Interest income (Note 3)                                                             $           42,392
                                                                                        ------------------

EXPENSES:
   Consulting fees (Note 3)                                                                        133,247
   Secretarial services                                                                             13,141
   Rent and leasing expense (Note 5)                                                                44,812
   Telephone                                                                                        15,127
   Professional fees                                                                                19,341
   Depreciation and amortization (Note 1)                                                            5,430
   Underwriter's fees                                                                               10,000
   Other                                                                                            22,437
                                                                                        ------------------

Total                                                                                              263,535

NET LOSS - deficit accumulated during the development stage                             $         (221,143)
                                                                                        ==================

LOSS PER COMMON SHARE                                                                   $           (.0044)

WEIGHTED AVERAGE NUMBER OF SHARES                                                               50,000,000
                                                                                        ==================




                                       F-6
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
           FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO DECEMBER 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) - deficit accumulated during the development stage                           $         (221,143)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                                   5,195
     Increase in accounts payable and accrued expenses                                               1,300
     Increase in orgainzation costs                                                                   (700)
                                                                                        ------------------

Total                                                                                             (215,348)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                   (4,495)

Total                                                                                               (4,495)

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                        6,350
Proceeds from initial issue of stock                                                                27,895
Proceeds from public offering of 25,000 units of stock and warrants                                250,000
Less: public offering costs                                                                        (64,402)
                                                                                        ------------------

Total                                                                                              219,843

NET INCREASE IN CASH                                                                                     0

Cash - beginning of period                                                                               0
                                                                                        ------------------

Cash - end of period                                                                    $                0
                                                                                        ==================




                                       F-7
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



l.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Venture World, Ltd. (the Company) is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, and was incorporated on May 6, 1987 for the purpose of seeking out business opportunities, including acquisitions that the Board of Directors in their discretion, believe to be good opportunities. Since inception, the Company has been primarily engaged in the procurement of capital, and has been pursuing its objective of seeking business opportunities. There can be no assurance that the Company will be able to acquire a favorable business opportunity. Even if the Company becomes engaged in a new business opportunity, there can be no assurance that the Company will be able to generate revenues or profits therefrom.

   Office equipment is stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over periods of five and seven years. Fully depreciated equipment is written off. Maintenance and repairs are charged to expense as incurred.

   Organization costs relating to the costs of incorporation are amortized on a straight line basis over five years.

   Loss per share is computed using the weighted average number of shares outstanding.

          The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                       Price                           Description
Class A         $              .04         Exercisable to December 31, 1995
Class B         $               06         Exercisable to December 31, 1995
Class C         $              .07         Exercisable to December 31, 1995

           No warrants were exercised.

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


3.  RELATED PARTY AND OTHER TRANSACTIONS:

   a. Loans receivable - officers represented net advances by the Company to its President and Vice-President and included interest at a rate of 9% a year. The Vice-President assumed a loan outstanding from an unrelated party (see below).

   Loans receivable - other consisted of loans made by the Company to an unrelated party and included interest at a rate of 10% a year. Another loan to an unrelated party at the same interest rate which totalled $9,971 at January 1, 1991 was assumed by the Vice-President (see above).

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

   b. The Company leased an automobile for approximately $430.00 a month under a 4 year lease agreement which began in May 1989. The agreement also included an initial lease prepayment of $2,806 which was reflected as "Deferred leasing expense", net of amortization over the 4 year lease period.

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