Form 10-K/A
period 1996-12-31
VENTURE WORLD INC
filed 1997-09-09
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                    FORM 10-K/A

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

            8 East Broadway, Suite 735, Salt Lake City, Utah 84111
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 363-3555

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1996 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of December 31, 1996 the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

Documents incorporated by reference:  Not applicable

- -------------------------------------------------------------------------------


                                     PART I

- -------------------------------------------------------------------------------


Item 1. Business.

The Registrant was formed in May, 1987 to seek, investigate and acquire an interest in business opportunities. In March, 1989 it raised $250,000 (approximately $185,000 net after expenses and commissions) through a "blind-pool" offering. On March 4, 1996, Exchange Place Capital Partners, exercised an option to purchase 28,550,000 shares of Venture World LTD, Inc. for $30,000. This was paid directly to Alan Weisberger (of New Jersey) and Moshe Milstein (of New York) in full. A new Board of Directors was appointed by Alan Weisberger and Moshe Milstein, and was approved by Exchange Place Capital
Partners. Thereafter Weisenberger and Milstein resigned as officers and directors of the Company. (See "Management")

The Registrant is seeking a business opportunity, but to date has not participated in any business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire. (See "Managements't Discission and Analysis of Financial Condition")

Item 2. Properties.

The Company currently operates from the office of Exchange Capital Partners and pays no rent or expenses.

Item 3. Legal Proceedings.

None

          Item 4. Submission of matters to a vote of Security Holders.

None - not applicable

- -------------------------------------------------------------------------------

                                     PART II

- -------------------------------------------------------------------------------


Item 5. Market price for Registrant's Common Equity and Related Stockholder Matters.

During the year ended December 31, 1996 there appeared to be little or no trading in the stock of the Company. As of February 5, 1996, the Company had 64 shareholders of record.

The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

Item 6.

                                        Years Ended December 31,
                              1992      1993      1994      1995      1996
                            -------    ------   -------    -------   -------
Operations Statement Data
Revenues                      7,341     2,122         2          2         2
Income (loss)               (56,408)  (28,329)   (2,445)    (2,561)   (1,961)
Income (loss) per share      (.0011)   (.0006)  (.00005)   (.00005)  (.00004)

Balance Sheet Data
Total assets                 34,307     2,767     1,422        211         0
Long-term debt                    0         0         0          0         0

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

Liquidity and Capital Resources

The Company currently has no significant assets and is in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

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

Item 8. Financial Statements.

The financial statements and the schedules listed in Item 14 are filed with and as part of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

During the Company's fiscal year there were no changes in auditors or disagreements with the Company's auditor.

- -------------------------------------------------------------------------------

                                    PART III

- -------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant.

The following information is furnished with respect to the Company's Board of Directors and Executive Officers. There are no family relationship between or among any of the Company's Directors or Executive Officers.

Directors and Executive Officers

                        Director
  Name          Age      Since          Position with the Company
- -------------  ----    ----------     ------------------------------
Mike Labertew   34        3/96         President, CEO, and Director
Lisa Valario    28        3/96         Vice President, Secretary/Treasurer,
                                        and Director

Michael Labertew, President and a Director since March, 1996. Mr. Labertew has been an attorney in Salt Lake City since 1989. He graduated from the University of Iowa in 1986 with a B.A. in English, and received his law degree from the University of Utah College of Law in 1986. After working for several law firms, Mr. Labertew opened his own practice in 1992 with emphasis in commercial litigation and criminal defense. In addition to his law practice, he serves in officer and director positions of various non-profit and privately-held corporations.

Lisa A. Valerio, Vice President, Secretary/Treasurer, and Director since March, 1996. Ms. Valerio has worked for Phillips 66 Company, a major petroleum refiner and distributor. She is currently in charge of rail transportation for Phillips' product shipments.

Item 11.  Executive Compensation

Compensation of Executive Officers and Directors

No officer or director of the Company has received any compensation for the past three fiscal years.

Employment Agreements and Other Compensation Arrangements

There is currently no agreements with members of management as to employment or compensation.

Compensation of Non-Employee Directors

There is currently no compensation for non-employment directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 1996, the number of shares of the Company's common stock owned by persons who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of the Company's common stock, sets forth the number of shares of the Company's current directors and officers, and sets forth the number of shares owned by all of the Company's directors and officers as a group:

The beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

                                  Amount and Nature
    Name and Address                of Beneficial        Percent of
   of Beneficial Owner                Ownership             Class
- -----------------------------    -------------------     -----------
Exchange Place Partners                   28,550,000           57.10
10 Exchange Place, Suite 309
Salt Lake City, Utah 84111

Michael Labertew                                   0            0.00
8 East Broadway, Suite 735
Salt Lake City, Utah 84111

Lisa A. Valerio                                    0            0.00
8 East Broadway, Suite 735
Salt Lake City, Utah 84111

Officers and Directors as a Group (2)              0            0.00

Item 13.  Certain Relationships and Related Transactions

During the past year the Registrant has not entered into any transactions with management which are to be reported under this Item.

- -------------------------------------------------------------------------------

                                     PART IV

- -------------------------------------------------------------------------------

Item 14. Financial Statements, Financial Statement Schedules, Exhibits, and Reports on Form 8-K

(a)(1)The following financial statements of the Company have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

      Independent Auditors' Report
      Balance Sheets as of December 31, 1996 and 1995.
      Statement of Operations for the years ended December 31, 1996 and
          December 31, 1995
      Statement of Stockholders' Equity for this period
      Statement of Cash Flows for the years ended December 31, 1996 and
          December 31, 1995
      Statement of Operations for the period.
      Statement of Cash Flows for the period.
      Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(3)  Exhibits

   Exhibit
     No.                 Description
- --------- ----------------------------------------------------------------------

     3.01 Certificate   of   Incorporation   (Incorporated   by   reference   to
          Registration Statement No. 33-19139-NY.)

     3.02 By-laws (Incorporated by reference to Registration Statement No. 33-19139-NY.)

     (b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Venture World, Ltd.

                                  By: /s/  Mike Labertew
                                  ----------------------
                                  Mike Labertew

Dated:     June 5, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                                        DATE

/s/ Mike Labertew        President and Director
                         (Principal Executive Officer)            June 5, 1997

/s/ Lisa Valario         Vice President, Treasurer
                         and Director
                         (Principal Financial and
                          Financial Officer)                      June 5, 1997

- -------------------------------------------------------------------------------


                          INDEX TO FINANCIAL STATEMENTS

- -------------------------------------------------------------------------------



Report of Independent Certified Public Accountant............................F-1

Financial Statements:

     Balance Sheets - December 31, 1996 and December 31, 1995................F-2

     Statements of Operations - For the years ended December 31, 1996 and
         December 31, 1995...................................................F-3

     Statement of Stockholders' Equity - For the period from (inception)
        May 6, 1987 to December 31, 1996.....................................F-4

     Statement of Cash Flows - For the years ended December 31, 1996 and
         December 31, 1995...................................................F-5

     Statements of Operations - For the period from (inception) May 6, 1987 to December 31, 1996................................................F-6

     Statements of Cash Flows - For the period from (inception) May 6, 1987 to December 31, 1996................................................F-7

     Notes to Financial Statements...........................................F-8

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






                                                     /s/ John Svarc
                                                     Certified Public Accountant


April 4, 1997

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)



                                 BALANCE SHEETS




ASSETS
                                                                                                December 31,        December 31,
                                                                                                    1996                1995
                                                                                              ---------------      --------------
CURRENT ASSETS:

Cash                                                                                          $             0      $           77

OFFICE EQUIPMENT, net of accumulated depreciation of $4,495 and $4,361 (Note 1)                             0                 134
                                                                                              ---------------      --------------

                                                                                TOTAL ASSETS  $             0      $          211
                                                                                              ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accrued expenses                                                                              $        1,300       $       5,900
                                                                                              --------------       -------------

STOCKHOLDERS' EQUITY:

Common Stock, $.0001 par value
     300,000,000 shares authorized
     50,000,000   shares  issued  and   outstanding                                                    5,000               5,000
Paid-in   capital                                                                                    214,843             208,493
Deficit accumulated during the development stage                                                    (221,143)           (219,182)
                                                                                              --------------       -------------

                                                                 Total Stockholders' equity           (1,300)             (5,689)
                                                                                              --------------       -------------

                                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $            0       $         211
                                                                                              ==============       =============


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

                               VENTURE WORLD, LTD
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
           FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO DECEMBER 31, 1996



REVENUES:
   Interest income (Note 3)                                                             $           42,392
                                                                                        ------------------

EXPENSES:
   Consulting fees (Note 3)                                                                        133,247
   Secretarial services                                                                             13,141
   Rent and leasing expense (Note 5)                                                                44,812
   Telephone                                                                                        15,127
   Professional fees                                                                                19,341
   Depreciation and amortization (Note 1)                                                            5,430
   Underwriter's fees                                                                               10,000
   Other                                                                                            22,437
                                                                                        ------------------

Total                                                                                              263,535
                                                                                        ------------------

NET LOSS - deficit accumulated during the development stage                             $         (221,143)
                                                                                        ==================

LOSS PER COMMON SHARE                                                                   $           (.0044)

WEIGHTED AVERAGE NUMBER OF SHARES                                                               50,000,000
                                                                                        ==================




                                       F-6
See accompanying notes to financial statements.

                               VENTURE WORLD, LTD
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
           FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) - deficit accumulated during the development stage                           $         (221,143)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                                                   5,195
     Increase in accounts payable and accrued expenses                                               1,300
     Increase in orgainzation costs                                                                   (700)
                                                                                        ------------------

Total                                                                                             (215,348)
                                                                                        ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                   (4,495)
                                                                                        ------------------

Total                                                                                               (4,495)
                                                                                        ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                        6,350
Proceeds from initial issue of stock                                                                27,895
Proceeds from public offering of 25,000 units of stock and warrants                                250,000
Less: public offering costs                                                                        (64,402)
                                                                                        ------------------

Total                                                                                              219,843
                                                                                        ------------------

NET INCREASE IN CASH                                                                                     0

Cash - beginning of period                                                                               0
                                                                                        ------------------

Cash - end of period                                                                    $                0
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