Form 10QSB
period 1997-03-31
VENTURE WORLD INC
filed 1997-10-03
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from              to

Commission File Number              33-19139-NY


                               VENTURE WORLD, LTD.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             11-2936371
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


 8 East Broadway, Suite 735 Salt Lake City Utah               84111
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code       (801) 363-3555
                                                  -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No


      Class                               Outstanding as of August 31, 1997
-----------------------              ------------------------------------------
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

Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION
The Company had no financial activity for the three months ended March 31, 1997.

RESULTS OF OPERATIONS
The Company sustained losses of $0 and $583 for the three month periods ended March 31, 1997 and March 31, 1996, respectively. Revenues of $0 and $1 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $0 and $584 for the periods consisted of professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which, in the opinion of management, can provide a profit to the Company.

                           PART II. OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Not Applicable

Item 3.           Not Applicable

Item 4.           Not Applicable

Item 5.           Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1 Financial Statements as of March 31, 1997. Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VENTURE WORLD, LTD.
                                          (Registrant)



September 24, 1997                        /s/ Mike Labertew
    Date                                  Mike Labertew
                                          Chairman & President
                                          (Principal Executive Officer)

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                                March 31, 1997
                                                                                                            ----------------------
ASSETS

CURRENT ASSETS:
Cash                                                                                                        $                    0
                                                                                                            ----------------------

                                                                                    Total Current Assets                         0
                                                                                                            ----------------------

                                                                                            TOTAL ASSETS    $                    0
                                                                                                            ======================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accrued expenses                                                                                            $                1,300
                                                                                                            ----------------------

STOCKHOLDERS' DEFICIT:

Common stock, $.0001 par value,
     300,000,000 shares authorized
     50,000,000 shares issued and outstanding                                                                                5,000
     Paid-in capital                                                                                                       214,843
     Deficit accumulated during the development stage                                                                     (221,143)
                                                                                                            ----------------------
                                                                                                                            (1,300)
                                                                                                            ----------------------

                                                             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $                    0
                                                                                                            ======================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three months ended March 31,
                                                                                                 1997                  1996
                                                                                          ------------------    -------------------
REVENUES:

Interest income                                                                           $                0    $                 1
                                                                                          ------------------    -------------------

EXPENSES:

Professional fees                                                                                          0                    300
Depreciation and amortization                                                                              0                    134
Other                                                                                                      0                    150
                                                                                          ------------------    -------------------

                                                                               Total                       0                    584
                                                                                          ------------------    -------------------

                                                                            NET LOSS      $                0    $              (583)
                                                                                          ==================    ===================

LOSS PER COMMON SHARE                                                                     $             (.00)   $          (.000012)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                 50,000,000             50,000,000
                                                                                          ==================    ===================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                STATEMENT OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                    MAY 6, 1987 (INCEPTION) TO MARCH 31, 1997
                                   (Unaudited)


                                                      Common                                                        Accumulated
                                                       Stock                                                      Deficit during
                                                     Purchase         Common           Par          Paid-In       the Development
                                                     Warrants         Shares          Value         Capital            Stage
                                                   -------------  -------------  --------------  -------------  ------------------

Shares issued to officers and others                                 37,500,000  $        3,750  $      24,145  $

Public offering 25,000 units at $10.00 per unit       12,500,000     12,500,000           1,250        248,750

Offering costs                                                                                         (64,402)

Net (loss) for May 6, 1987 to
   December 31, 1990                                                                                                       (72,877)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1990                            12,500,000     50,000,000           5,000        208,493
Net (loss) year ended December 31, 1991                                                                                    (56,562)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1991                            12,500,000     50,000,000           5,000        208,493            (129,439)
Net (loss) year ended December 31, 1992                                                                                    (56,408)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1992                            12,500,000     50,000,000           5,000        208,493            (185,847)
Net (loss) year ended December 31, 1993                                                                                    (28,329)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1993                            12,500,000     50,000,000           5,000        208,493            (214,176)
Net (loss) year ended December 31, 1994                                                                                     (2,445)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1994                            12,500,000     50,000,000           5,000        208,493            (216,621)
Net (loss) year ended December 31, 1995                                                                                     (2,561)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1995                            12,500,000     50,000,000           5,000        208,493            (219,182)
Warrants expired                                     (12,500,000)
Capital contributions                                                                                    6,350
Net (loss) for year ended December 31, 1996                                                                                 (1,961)
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, December 31, 1996                                     0     50,000,000           5,000        214,843            (221,143)
Net income for period                                                                                                            0
                                                   -------------  -------------  --------------  -------------  ------------------

Balance, March 31, 1997                                        0     50,000,000  $        5,000  $     214,843  $         (221,143)
                                                   =============  =============  ==============  =============  ==================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                Three months ended March 31,
                                                                                                  1997                 1996
                                                                                          ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                                $                0    $              (583)
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                                                     0                    134
         Increase (decrease) in accounts payable and accrued expenses                                      0                 (4,167)
                                                                                          ------------------    -------------------

                                                                                   Total                   0                 (4,616)
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                              0                  4,617
                                                                                          ------------------    -------------------

                                                                                   Total                   0                  4,617
                                                                                          ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                            0                      1

CASH - beginning of period                                                                                 0                     77
                                                                                          ------------------    -------------------

CASH - end of period                                                                      $                0    $                78
                                                                                          ==================    ===================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
            FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO MARCH 31, 1997
                                   (Unaudited)


REVENUES:
Interest income                                                                           $           42,392
                                                                                          ------------------

EXPENSES:
Consulting fees                                                                                      133,247
Secretarial services                                                                                  13,141
Rent and leasing expense                                                                              44,812
Telephone                                                                                             15,127
Professional fees                                                                                     19,341
Depreciation and amortization                                                                          5,430
Underwriter's fees                                                                                    10,000
Other                                                                                                 22,437
                                                                                          ------------------

                                                                                   Total             263,535
                                                                                          ------------------

NET LOSS - deficit accumulated during the development stage                               $         (221,143)
                                                                                          ==================

LOSS PER COMMON SHARE                                                                     $           (.0044)

WEIGHTED AVERAGE NUMBER OF SHARES                                                                 50,000,000

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO MARCH 31, 1997
                                   (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) - deficit accumulated during the development stage                             $         (221,143)
Adjustments to reconcile net income to net cash provided by
     operating activities:
         Depreciation and amortization                                                                 5,195
         Increase (decrease) in accounts payable and accrued expenses                                  1,300
         Increase in organization costs                                                                 (700)
                                                                                          ------------------

                                                                                   Total            (215,348)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payment for purchase of equipment                                                                     (4,495)
                                                                                          ------------------

                                                                                   Total              (4,495)

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                          6,350
Proceeds from initial issue of stock                                                                  27,895
Proceeds from public offering of 25,000 units of stock and warrants                                  250,000
Less: public offering costs                                                                          (64,402)
                                                                                          ------------------

                                                                                   Total             219,843

NET INCREASE IN CASH                                                                                       0

Cash - beginning of period                                                                                 0
                                                                                          ------------------

Cash - end of period                                                                      $                0
                                                                                          ==================