Form 10QSB
period 1997-09-30
VENTURE WORLD INC
filed 1997-10-24
CIK 826683

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the transition period from         to

Commission File Number   33-19139-NY


                               VENTURE WORLD, LTD.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              11-2936371
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)


 8 East Broadway, Suite 550 Salt Lake City, Utah                     84111
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code         (801) 363-3555
                                                  -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


       Class                              Outstanding as of September 30, 1997
-----------------------                ----------------------------------------
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

Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION
The Company had no financial activity for the nine months ended September 30, 1997.

RESULTS OF OPERATIONS
The Company sustained losses of $0 and $661 for the nine month periods ended September 30, 1997 and September 30, 1996, respectively. The Company had income of $0 for the three months ended September 30, 1997 compared with a loss of $79 for the same period in 1996. Revenues of $0 and $2 for the nine months ended September 30, 1997 and 1996 represented interest earned on temporary cash investments and loans. Expenses of $0 and $663 for the nine months ended September 30, 1997 and 1996 consisted of professional fees, depreciation, and other administrative expenses incurred while the Company was seeking out business ventures which, in the opinion of management, can provide a profit to the Company. Expenses were $0 and $79 for the three months ended September 30, 1997 and 1996.

                           PART II. OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Not Applicable

Item 3.           Not Applicable

Item 4.           Not Applicable

Item 5.           Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits
                           99.1 Financial Statements as of September 30, 1997. Financial Data Schedule

                  (b)      Reports on Form 8-K
                           None.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VENTURE WORLD, LTD.
                                        (Registrant)



       October 22, 1997                 /s/
            Date                        Michael Labertew
                                        Chairman & President
                                        (Principal Executive Officer)

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                   (Unaudited)

                                                                                                                   September
                                                                                                                    30, 1997
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
                                                                                                            ======================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                    Nine months ended
                                                                     September 30,                        September 30,
                                                          -----------------------------------  ------------------------------------
                                                                1997               1996              1997               1996
                                                          ----------------  -----------------  ----------------   -----------------
REVENUES:
Interest income                                           $              0  $               0  $              0   $               2
                                                          ----------------  -----------------  ----------------   -----------------

EXPENSES:

Professional fees                                                        0                  0                 0                 300
Depreciation and amortization                                            0                  0                 0                 134
Other                                                                    0                 79                 0                 229
                                                          ----------------  -----------------  ----------------   -----------------

                                                  Total                  0                 79                 0                 663
                                                          ----------------  -----------------  ----------------   -----------------

                                      NET INCOME (LOSS)   $              0  $             (79) $              0   $            (661)
                                                          ================  =================  ================   =================

INCOME (LOSS) PER COMMON SHARE                            $            .00  $            (.00) $            .00   $            (.00)

WEIGHTED AVERAGE
     NUMBER OF SHARES                                           50,000,000         50,000,000        50,000,000          50,000,000
                                                          ================  =================  ================   =================



                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIOD
                  MAY 6, 1987 (INCEPTION) TO SEPTEMBER 30, 1997
                                   (Unaudited)


                                                   Common                                                        Accumulated
                                                    Stock                                                      Deficit during
                                                  Purchase         Common           Par          Paid-In       the Development
                                                  Warrants         Shares          Value         Capital            Stage
                                                -------------  -------------  --------------  -------------  ------------------
Shares issued to officers and others                              37,500,000  $        3,750  $      24,145  $
Public offering 25,000 units at $10.00
     per unit                                      12,500,000     12,500,000           1,250        248,750
Offering costs                                                                                      (64,402)
Net (loss) for May 6, 1987 to
   December 31, 1990                                                                                                    (72,877)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1990                         12,500,000     50,000,000           5,000        208,493
Net (loss) year ended December 31, 1991                                                                                 (56,562)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1991                         12,500,000     50,000,000           5,000        208,493            (129,439)
Net (loss) year ended December 31, 1992                                                                                 (56,408)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1992                         12,500,000     50,000,000           5,000        208,493            (185,847)
Net (loss) year ended December 31, 1993                                                                                 (28,329)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1993                         12,500,000     50,000,000           5,000        208,493            (214,176)
Net (loss) year ended December 31, 1994                                                                                  (2,445)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1994                         12,500,000     50,000,000           5,000        208,493            (216,621)
Net (loss) year ended December 31, 1995                                                                                  (2,561)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1995                         12,500,000     50,000,000           5,000        208,493            (219,182)
Warrants expired                                  (12,500,000)
Capital contributions                                                                                 6,350
Net (loss) for year ended December 31, 1996                                                                              (1,961)
                                                -------------  -------------  --------------  -------------  ------------------
Balance, December 31, 1996                                  0     50,000,000           5,000        214,843            (221,143)
Net income for period                                                                                                         0
                                                -------------  -------------  --------------  -------------  ------------------
Balance, September 30, 1997                                 0     50,000,000  $        5,000  $     214,843  $         (221,143)
                                                =============  =============  ==============  =============  ==================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Nine months ended
                                                                                                        September 30,
                                                                                                  1997                 1996
                                                                                          ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                                $                0    $              (661)
Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                                                     0                    134
         Increase (decrease) in accounts payable and accrued expenses                                      0                 (5,900)
                                                                                          ------------------    -------------------

                                                                                   Total                   0                 (6,427)
                                                                                          ------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Paid-in capital contributions                                                                              0                  6,350
                                                                                          ------------------    -------------------

                                                                                   Total                   0                  6,350
                                                                                          ------------------    -------------------

NET INCREASE (DECREASE) IN CASH                                                                            0                    (77)

CASH - beginning of period                                                                                 0                     77
                                                                                          ------------------    -------------------

CASH - end of period                                                                      $                0    $                 0
                                                                                          ==================    ===================

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
          FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO SEPTEMBER 30, 1997
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

                               VENTURE WORLD, LTD.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
          FOR THE PERIOD MAY 6, 1987 (INCEPTION) TO SEPTEMBER 30, 1997
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