Form 10KSB
period 1997-12-31
VENTURE WORLD LTD /DE/
filed 1998-05-21
CIK 826683

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1997

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT   OF 1934

     For the transition period from        to

                     Commission File No.  33-19139-NY

                            VENTURE WORLD, LTD.
               (Formerly National Thoroughbred Corporation)
          (Exact name of Registrant as specified in its charter)

                      DELAWARE                         11-2936371
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

       4505 SOUTH WASATCH BOULEVARD #330, SALT LAKE CITY, UTAH 84124
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 274-8600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been
subject to such filing requirements for the past 90 days.   [ X ] YES  [ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X  ]

Revenue for the year ended 1997:   $ 0.

As of May 20, 1998 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of May 20, 1998 the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

Documents incorporated by reference: Not applicable.

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Registrant was formed in May, 1987 to seek, investigate and acquire an interest in business opportunities. In March, 1989 it raised $250,000 (approximately $185,000 net after expenses and commissions) through a federally registered "blind-pool" public offering. On March 4, 1996, Exchange Place Capital Partners, exercised an option to purchase 28,550,000 shares of Venture World LTD, Inc. for $30,000. This was paid directly to Alan Weisberger (of New Jersey) and Moshe Milstein
(of New York) in full.
A new Board of Directors was appointed by Alan Weisberger and Moshe Milstein, and was approved by Exchange Place Capital Partners. Thereafter Weisenberger and Milstein thereafter resigned as officers and directors of the Company. (See "Management") The Registrant is seeking a business opportunity, but to date has not participated in any business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire. (See "Management's Discussion and Analysis of Financial Condition")

ITEM 2.  PROPERTIES

          The Company currently operates from the office of Exchange Place Capital Partners and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          During the year ended December 31, 1997 there appeared to be little or no trading in the stock of the Company. As of May 20, 1998, the Company had 64 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.


ITEM 6.  SELECTED FINANCIAL DATA

                           Years Ended December 31,
           1993          1994          1995       1996       1997
                           Operations Statement Data

Revenues                   2,122       2    2        2  -
Income (loss)           (28,329) (2,445)      (2,561)   (1,961)      (200)
Income (loss) per share     -       -     -       -     -

Balance Sheet Data

Total assets        2,767   1,422      77  -                    -

Long-term debt              -       -     -       -     -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          Total stockholders' equity increased $1,100 from $(1,300) at December 31, 1996 to $(200) at December 31, 197. The increase was, principally, due to capital contributions.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no significant assets and is in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successfulin obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $200 and $1,961 for the years ended December 31, 1997 and December 31, 1996 respectively. Revenues of $0 and
$2 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $200 and $1,963 for the periods consisted of professional fees, depreciations, and other administrative expenses incurred while the Company was seeking out business ventures which in the opinion of management, could provide a profit to the Company.

ITEM 8.  FINANCIAL STATEMENTS

          The financial statements and the scheduled listed in Item 14 are filed with and as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On, the board of directors voted to retain the services of Orton and Company, Certified Public Accountants, as the auditors for the Company, replacing John Svarc, CPA.

          There were no disagreements or.


                                 PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS
                           Age          Director
     Name                (1998)          Since         Position with the
                                                         Company

Mike Labertew            35           1997     President, CEO and Director

Lisa Valario             29          1997      Vice President,
                                               Secretary/Treasurer
                                               and Director

Michael Labertew, President and a Director since March, 1997. Mr Lamertew has been an attorney in Salt Lake City since 1989. He graduated from the University of Iowa in 1986 with a B.A in English, and received his law degree from the University of Utah College of Law in 1986. After working for several law firms, Mr. Lamertew opened his own practice in 1992 with emphasis in commercial litigation and criminal defense. In addition to his law practice, he serves in officer and director positions of various non-profit and privately-held corporations.

Lisa A Valerio, Vice President, Secretary/Treasurer and Director since March, 1997. Ms. Valerio has worked for Phillip 66 Company, a major petroleum refiner and distributor. She is currently in charge of rail transportation for Phillip's product shipments.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     No officer or director of the Company has received any compensation for the past three fiscal years.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of December 31, 1997, the number of shares of the Company's common stock owned by persons who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of the Company's common stock, set forth the number of shares of the Company's current directors and officers, and sets forth the number of shares owned by all of the Company's directors and officers as a group:

      The beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership      Class

Exchange Place Partners            28,550,000        57.10%
10 Exchange Place, Suite 309
Salt Lake City UT 84111


Michael Labertew                     0          00.00%
8 East Broadway, Suite 735
South Jordan UT 84111

Lisa A. Valerio                      0          00.00%
8 East Broadway, Suite 735
South Jordan UT 84111

Officers and Directors as
    a Group (2)                      0          00.00%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past year the Registrant has not entered into any transactions with management which are to be reported under this Item.

ITEM 14.  EXHIBITS, AND REPORTS ON FORM 8-K

      (a) (1) The following financial statements of the Company and its subsidiaries have been filed as part of this report
          (See Item 8 "Financial Statements and Supplementary Data"):

       Independent Auditor' Report

       Balance Sheet as of December 31, 1997.

       Statements of Operations for the years ended December 31, 1997 and December 31, 1996.

       Statement of Stockholders' Equity for this period.

       Statement of Cash Flows for the years ended December 31, 1997 and December 31, 1996.

       Statement of Operations for the period.

       Statement of Cash Flows for the period.

       Notes to Financial Statements.

      (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

      (3)   Exhibits

            None.

           (b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

           (c) Consent of Orton & Company, CPA.

           (d) Consent of John Svarc, CPA.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Venture World, Ltd.

                   By: Mike Labertew

                   /s/     Mike Labertew

                   Dated: May 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Mike Labertew           President and Director
                            (Principal Executive Officer)   May 20, 1998

/s/ Lisa Valario            Vice President,
                            Treasurer and Director
                            (Principal Financial and
                             Financial Officer)           May 20, 1998





                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - December 31, 1997.

       Statements of Operations - For the years ended December 31, 1997 and December 31, 1996.

       Statement of Stockholders' Equity - For the period from (inception) May 6, 1987 to December 31, 1997.

       Statement of Cash Flows - For the years ended December 31, 1997 and December 31, 1996 .

       Statement of Operations - For the period from (inception) May 6, 1987 to December 31, 1997.

       Statement of Cash Flows - For the period from (inception) May 6, 1987 to December 31, 1997.

       Notes to Financial Statements








                     INDEPENDENT AUDITOR'S REPORT



To the
Board of Directors and Stockholders
of Venture World, Ltd.



     I have audited the accompanying Balance Sheet of Venture World, Ltd.(a Delaware Corporation) (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. My responsibility is to express and opinion on these financial statements based on my audit.
The accompanying financial statements for the period May 6, 1987 (inception) to December 31, 1996 were audited by another auditor, whose report, dated April 4, 1997, expressed an unqualified opinion on those statements.

     I conducted by audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venture World, Ltd. at December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



Orton & Company
April 21, 1998

                         VENTURE WORLD, LTD.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1997


     TOTAL ASSETS                                 $             -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accrued expenses                                  $           200


STOCKHOLDERS' EQUITY

     Common Stock at $.001 par value
     300,000,000 shares authorized;
     50,000,000 shares issued and outstanding                    50,000
     Paid-in capital                                            171,143
     Deficit accumulated during development stage             (221,343)

     Total Stockholders' Equity                                (200)
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $         -


                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                       Statements of Operations

                                                                For the period
                          For the Year        For the Year        from May 6,
                           Ended               Ended               1987
                                                                   (inception)
                         December 31,       December 31,        to December 31,
                          1997                  1996              1997
REVENUE

     Interest Income         $  -                 $       2        $  42,392

EXPENSES

     Consulting fees             -           -                      133,247
     Secretarial services        -           -                      13,141
     Rent and leasing expense         -           -                 44,812
     Telephone                   -           -                      15,127
     Professional fees            100         1,500                 19,441
     Depreciation and amortization    -         134                  5,430
     Underwriter's fees          -           -                      10,000
     Other                        100           329                 22,537

            Total Expenses        200         1,963                 263,735

INCOME (LOSS)       $            (200)   $    (1,961)  $           (221,343)

Loss Per Common Share        $    -      $      -           $         -

Weighted Average Number
of Shares                     50,000,000     50,000,000          50,000,000


                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
     For the Period May 6, 1987 (inception) to December 31, 1997

                       Common                           Accumulated
                       Stock                            Deficit during
                        Purchase       Common   Par       Paid-in
                                                        Development
                       Warrants       Shares           Value
                                        Capital             Stage
Shares issued to
officers and others  -        37,500,000      $ 37,50  $(9,605)      $-
Public offering
25,000 units at
$10.00 per unit (Note 2)   12,500,000       12,500,000   12,50  237,500
Offering costs                -       -         -    (64,402)
Net (loss) for May 6, 1987 to
   December 31, 1990     -       -        -       -     (72,877)
Balance, December 31, 1990    12,500,000       50,000,000          50,00
                                163,493                (72,877)

Net (loss) for year ended
   December 31, 1991     -       -        -       -     (56,562)
Balance, December 31, 1991    12,500,000       50,000,000          50,00
                               163,493                (129,439)

Net (loss) for year ended
 December 31, 1992         -       -        -       -     (56,408)
Balance, December 31, 1992
                       12,500,000       50,000,000     50,00
 163,493                (185,847)

Net (loss) for year ended
   December 31, 1993     -       -        -       -     (28,329)
Balance, December 31, 1993    12,500,000       50,000,000        50,00
 163,493                (214,176)

Net (loss) for year ended
   December 31, 1994     -       -        -       -     (2,445)
Balance, December 31, 1994    12,500,000       50,000,000         50,00
                              163,493          (216,621)

Net (loss) for year ended
   December 31, 1995     -       -        -       -     (2,561)
Balance, December 31, 1995    12,500,000       50,000,000         50,00
                               163,493         (219,182)

Warrants expired (Note 2)     (12,500,000)     -       -            -

Capital contributions    -       -        -      6,350    -

Net (loss) for year ended
December 31, 1996      -       -        -       -     (1,961)
Balance, December 31,
1996                -       50,000,000 50,000 169,843    (221,143)

Contribution by Officer/Directors
(Note 4)              -       -        -      1,300    -

Net (loss) for year ended
December 31, 1997     -       -        -       -       (200)
Balance, December 31, 1997    -   50,000,000  $50,000  $ 171,143
                                                       $(221,343)


                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                       Statements of Cash Flows
                                   For the period
                   For the Year         For the Year       from May 6,
                    Ended                Ended            1987 (inception)
                December 31,         December 31,          to December 31,
                 1997                  1996                     1997
CASH FLOWS
FROM OPERATING
ACTIVITIES:

Net(Loss)        $   (200)             $(1,961)                $(221,343)

Adjustments
to reconcile
net income to
net cash
provided by
operating
activities:
Depreciation
and amortization       -                     134             5,195
Increase
(Decrease) in
accounts payable
and accrued expenses  (1,100)               (4,600)             200

  Total               (1,300)               (6,427)         (215,948)

CASH FLOWS FROM INVESTING
  ACTIVITIES
Payment for
purchase of equipment    -                       -             (4,495)
Payment for
purchase of
organizational cost      -                        -             (700)

  Total                  -                        -             (5,195)

CASH FLOWS FROM FINANCING
   ACTIVITIES:

Paid-in capital
contributions        1,300                    6,350             7,650
Proceeds from
initial issuance
of stock                 -                    -                 27,895
Proceeds from
public offering
of 25,000 units
of stock and warrants    -                 -                  250,000
Less: public
offering costs           -                    -            (64,402)
  Total                1,300                6,350          221,143

INCREASE (DECREASE)
IN CASH                  -                   (77)                  -

CASH - beginning
of period                -                 77                      -

CASH -end of period  $   -          $      -

                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Earnings (Loss) Per Share

     Loss per share is computed using the weighted average shares outstanding.

  Cash and Cash Equivalents

       The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

NOTE 2 - INITIAL PUBLIC OFFERING

     On March 31, 1989 the Company completed a public offering of 25,000 units at $10.00 per unit or $250,000 total. Each unit consisted of 500 shares of common stock, par value $.0001 per share, and 500 common stock purchase warrants per class (Classes A, B and C) that provided for the purchase of one additional share of common stock per warrant that were exercisable as follows:

                          Price                     Description

  Class A                 $    .04      Exercisable to December 31, 1995
  Class B                 $    .06      Exercisable to December 31, 1995
  Class C                 $    .07      Exercisable to December 31, 1995

     No warrants were exercised.

NOTE 3 - TAXES

      The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1997 and was applied retroactively.

       Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

       Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 1997 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1997

NOTE 3 - TAXES (continued)

       The Company has cumulative net operating loss carryforwards of approximately $220,000 at December 31, 1997. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $74,800 at December 31,1997 have been offset by valuation reserves of the same amount. The netchange in deferred tax asset and offsetting valuation reserve amounted to $0 for 1997.

       The Company has available $220,000 in net operating loss carryforwards that will begin to expire in the year 2007. The Company has accrued $100 per year minimum state income taxes.

NOTE 4- OFFICER/DIRECTOR CONTRIBUTIONS

  During the year, an officer/director of the Company advanced funds to pay for the professional fees and taxes for the year.




                         ACCOUNTANTS' CONSENT


I hereby consent to the use of our audit report of Venture World, Ltd. dated April 21, 1998 for the year ended December 31, 1997 in the 10-KSB annual report.




/s/ Orton & Company
May 19, 1998
Salt Lake City, Utah









                         ACCOUNTANTS' CONSENT




I hereby consent to the use of our audit report of Venture World, Ltd, dated April 21, 1998 for the year ended December 31, 1996 and for the period
May 6, 1987 (inception) to December 31, 1996 in the 10-KSB annual report.


/s/ John Svarc
May 19, 1998
Brooklyn, New York