Form 10QSB
period 1998-03-31
VENTURE WORLD LTD /DE/
filed 1998-05-21
CIK 826683

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1998

             Commission File Number    33-19139-NY


                             VENTURE WORLD, LTD.
        (Exact name of registrant as specified in its charter)


         DELAWARE                                     11-2936371
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                        4505 WASATCH BLVD #330
                      SALT LAKE CITY, UTAH  84124
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 274-8600


         8 East Broadway,Suite 735 Salt Lake City, Utah 84111
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)
                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                            50,000,000
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of May 20, 1998)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordane with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders'deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(200) as operating capital at March 31, 1998, compared to $(1,300) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1998, the registrant had net income of $0, compared to net income of $0 for the same period last year.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                     PART II.  OTHER INFORMATION


Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Not Applicable

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               99.1 Financial Statements as of March 31, 1998.
               Financial Data Schedule

          (b)  Reports on Form 8-K
               None.



                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VENTURE WORLD, LTD
                                   (Registrant)


May 20, 1998                       /s/ Mike Labertew
                                   Mike Labertew
                                   Chairman & President
                                   (Principle Executive Officer)


                         VENTURE WORLD, LTD.
                    ( A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                   March 31,            December 31,
                                    1998                1997
                                 (unaudited)

CURRENT ASSETS                        -                  -

    TOTAL ASSETS         $             -          $      -


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accrued Expenses    $              200       $       200

     Total Current Liabilities           200              200


STOCKHOLDERS' EQUITY

     Common Stock 300,000,000 shares
      authorized  $.001 par value;
     50,000,000 shares issued and outstanding   50,000    50,000
     Paid-in Capital                           171,143    171,143
     Deficit Accumulated During Development
     Stage                                    (221,343)  (221,343)

     Total Stockholders' Equity                (200)        (200)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $        -          -


                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                            From Inception
                        For the Three       For the Three   on December 26,
                        Months Ended        Months Ended    1985 through
                          March 31,          March 31,       March 31,
                         1998                  1997           1998
REVENUE

Interest Income         $    -            $      -          $    42,392

EXPENSES

     Consulting fees              -            -      133,247
     Secretarial services         -            -       13,141
     Rent and leasing expense     -            -       44,812
     Telephone                    -            -       15,127
     Professional fees            -            -       19,441
     Depreciation and amortization -          -        5,430
     Underwriter's fees           -           -       10,000
     Other                        -           -       22,537

        Total Expenses           -          -          263,735

INCOME (LOSS)           $       -     $    -       $ (221,343)

Loss Per Common Share  $        -     $    -    $       -

Average Outstanding
Shares                   50,000,000    50,000,000    50,000,000


                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                            For the Period
                      For the Three        For the Three    From Inception on
                      Months Ended         Months Ended     December 26,1985
                       March 31,            March 31,       to March 31,
                       1998                  1997            1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)   $    -                $     -         $(221,343)
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
        Depreciation and amortization  -           -              5,195
        Increase (Decrease)in
        Accounts Payable and accrued
         expenses                         -         -            200
  Total                             -          -              (215,948)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Payment for purchase of equipment   -           -             (4,495)
   Payment for purchase of
  organizational cost                 -      -                      (700)
  Total                             -          -                 (5,195)

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Paid-in capital contributions       -           -              7,650
   Proceeds from initial issued of stock       -    -            27,895
   Proceeds form public offering of
   25,000 units of stock and warrants       -     -             250,000
   Less: public offering costs           -       -             (64,402)
  Total                            -           -                221,143

INCREASE (DECREASE) IN CASH        -            -       -

CASH - beginning of period                      -                   -
           -

CASH - end of period          $  -       $ -           $        -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     -     $    900
                         VENTURE WORLD, LTD.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.