Form 10QSB
period 1998-06-30
NETAMERICA INTERNATIONAL CORP
filed 1998-11-23
CIK 826683

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1998

             Commission File Number    33-19139-NY


                       Net America International, Inc.
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

                           Yes  X   No


                            10,000,000
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of November 20, 1998)

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

     Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(200) as operating capital at June 30, 1998, compared to $(1,300) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1998, the registrant had net income of $0, compared to net income of $0 for the same period last year.

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

                     PART II.  OTHER INFORMATION


Item 1.   Not Applicable

Item 2.   Not Applicable

Item 3.   Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          A special meeting of the stockholders of the Company was held on May 11, 1998. At that meeting, the stockholders approved a 1 for 250 reverse stock split and an authorization to change the name of the Company. That change will be determined at some future time period by the board of directors.

Item 5.   Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               99.1 Financial Statements as of June 30, 1998.
               Financial Data Schedule

          (b)  Reports on Form 8-K
               None.



                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NET AMERICA INTERNATIONAL, INC.
                                   (Registrant)


October 27, 1998                   /s/ Gregory Martin
                                   Gregory Martin
                                   Chairman & President
                                   (Principle Executive Officer)


                   NET AMERICA INTERNATIONAL, INC.
                    ( A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                                     June 30,    December 31,
                                                       1998          1997
CURRENT ASSETS                                      (unaudited)


     TOTAL ASSETS                              $     -          $    -


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accrued Expenses                          $     200       $    200

     Total Current Liabilities                       200            200


STOCKHOLDERS' EQUITY

     Common Stock 300,000,000 shares
        authorized  $.001 par value;
        50,000,000 shares issued and outstanding   50,000          50,000
     Paid-in Capital                              171,143         171,143
     Deficit Accumulated During Development
     Stage                                       (221,343)       (221,343)

     Total Stockholders' Equity                      (200)           (200)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    -        $    -







                   NET AMERICA INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                                 From Inception
        For the Three  For the Three  For the Six For the Six  on December 26,
        Months Ended   Months Ended   Months Ended MonthsEnded  1985 through
          June 30,         June 30,     June 30,     June 30,     June 30,
            1998             1997         1998        1997          1998
REVENUE

Interest
Income    $    -           $   -         $   -     $     -        $42,392

EXPENSES

Consulting
fees           -               -              -           -          133,247
Secretarial
services       -               -              -           -          13,141
Rent and
leasing
expense        -               -              -           -           44,812
Telephone      -               -              -           -           15,127
Professional
fees           -               -              -           -           19,441
Depreciation
and
amortization   -               -              -           -            5,430
Underwriter's
fees           -               -              -           -          10,000
Other          -               -              -           -          22,537

Total
Expenses      -                -              -            -        263,735

INCOME
(LOSS)   $    -         $      -         $    -        $   -    $   (221,343)

Loss Per
Common
Share    $   -          $     -          $    -        $    -   $    -

Average
Outstanding
Shares    50,000,000       50,000,000    50,000,000   50,000,000   50,000,000





                   NET AMERICA INTERNATIONAL, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)



                                                                For the Period
                                     For the Six  For the Six  From Inception on
                                     Months Ended Months Ended December 26,1985
                                       June 30,    June 30,       to June 30,
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




                   NET AMERICA INTERNATIONAL, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1998 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.