Form 10QSB
period 1998-09-30
NETAMERICA INTERNATIONAL CORP
filed 1998-11-23
CIK 826683

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1998

             Commission File Number    33-19139-NY


    Net America International Corporation (formerly  Venture World, Ltd.)
        (Exact name of registrant as specified in its charter)


         DELAWARE                                     11-2936371
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                     616 FIRST AVENUE, SUITE 400
                           WASHINGTON 98104
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (206) 341-9090


          4505 Wasatch Blvd #330 Salt Lake City, Utah 84124
             Former Address, if changed since last report

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

     Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and (iii) the Company's strategy for expanding and financing it business. Forward- looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of termssuch as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of NetAmerica International Corporation and subsidiaries (the "Company") for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain Internet backbone or interconnection agreements or inability to enter into additional Internet backbone, access or network service agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the technology of or availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market for the Company's products or services, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key employees and (x) loss of a customer which provides significant revenues to the Company. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements expressed or implied by such forward- looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligations to release publicly the results of any future revisions it may make to forward-looking statements to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

     Net America International Corporation, through its operating subsidiaries (together "NetAmerica" or the "Company"), is an Internet services company specializing in providing Internet services to corporations, Internet service providers (ISPs) and consumers. The Company also provides access, technical, administrative and other support services to ISPs. The Company is seeking to achieve significant growth through acquisitions, through new business development and strategic relationships in the United States and targeted international markets, and through internal growth.

     The Company targets local, regional and national ISPs and commercial customers with (i) regional, national and international Internet access and service requirements, (ii) limited infrastructure and/or limited capital for expanding their network infrastructure, or (iii) requirements to expand into new geographic areas quickly. Through network access and interconnection agreements with Internet backbone providers and other telecommunications services providers and through theinstallation and operation of its owned network operations centers, the Company has developed the ability to offer local dial-up access and other Internet services throughout the United States. In addition, the Company believes that numerous opportunities exist to provide Internet services in and between targeted international markets in Canada, Europe, Latin America and Asia-Pacific. The Company intends to utilize acquisitions and international strategic relationships with telecommunications and marketing partners to achieve market entry and market penetration in global markets.

     From April 1997 to February 1998, NetAmerica, Inc., now the Company's wholly-owned operating subsidiary, primarily provided dial up Internet access services to residential and commercial customers on a retail or direct sale basis. In March 1998, the Company refocused its strategy to concentrate on the following business opportunities: (a)contracting with Tier 1 Internet service providers and offering national and international Internet access products on a wholesale basis to agents, affiliates (distributors), virtual Internet service providers and value added resellers; (b) providing specialized retail Internet products and services; (c) providing technical consulting and contracting services in the areas of information and telecommunication systems to commercial operations and the Company's distributors, and (d) providing World Wide Web ("WWW" or "Web") hosting. Web design and development services and electronic commerce services for commercial Web sites. The Company seeks to continue to grow its customer base and to expand the range of services offered to its customers.

MERGER AND ACQUISITIONS

     The Company was originally incorporated as World Ventures, Ltd. on May 6, 1987 under the laws of the State of Delaware for the purpose of developing or acquiring general business opportunities. In March 1989 it raised $250,000 (approximately $185,000 net of expenses and commissions) through a "blind pool" offering registered with the Securities and Exchange Commission on Form S-18. The Company did not have any material operations forthe six years prior to September 1998, when it acquired all of the ownership of NetAmerica,Inc. and PolarCap, Inc. As a result of these acquisitions, NetAmerica, Inc. and PolarCap, Inc. became wholly owned subsidiaries of Venture World. In October 1998, Venture World Ltd. changed its name to NetAmerica International Corporation (the "Company"). As used in this Memorandum, the "Company" refers to the business of NetAmerica International Corporation and its subsidiaries.

     NetAmerica, Inc. was organized in April, 1997 and currently offers a broad array of access products and services designed to afford small and medium-sized Internet Service Providers (ISPs) and their end users seamlessly integrated Internet access solutions. NetAmerica, Inc. is the Company's primary operating subsidiary in the Internet services industry. PolarCap, Inc. is a California corporation formed to acquire digital media development, content, and production companies worldwide. PolarCap currently owns the rights to a variety of software technologies related to multimedia, development tools and applications technologies.

LIQUIDITY AND CAPITAL RESOURCES

     In August, September and October 1998 the Company entered into various Bridge Loans, (the "Bridge Loans"), pursuant to which the Company sought to borrow a total of $500,000 (five hundred thousand dollars). The bridge lenders each received a promissory note (the "Bridge Notes") bearing interest at the rate of 12% per annum, which are convertible into the Company's Common Stock at $1.00 per share. The Bridge Notes are due and payable upon demand.
As of November 20, 1998 the Company had borrowed a total of $455,000 pursuant to the Bridge Loans. The Company intends to seek additional capital to execute its business plan.

RESULTS OF OPERATIONS

     During the three and nine months ended September 30, 1998, the Company incurred losses of $(324,638) and $(979,814), respectively, compared to losses of $0 and $(319,000) during the same periods in 1997. Included in the losses incurred during the three and nine months ended September 30, 1998 are the operating results of NetAmerica, Inc since its acquisition by the Company.
To address and remedy historical operating losses and to increase the competitiveness, revenues and gross margins of NetAmerica, Inc., the Company's primary operating subsidiary, the Company has taken various steps to improve NetAmerica's operating efficiency, network capability and telecommunications carrier/Internet backbone cost structure. The Company believes these cost- reduction and revenue-enhancing initiatives will have a positive impact on the Company's future operating results. However, as its business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

     Prior to its acquisition of NetAmerica, Inc. and PolarCap, Inc. in 1998, the Company was a development stage company that had not generated revenues since inception.

Revenues

     Revenues for the three and nine months ended September 30, 1998 were $518,033 and $991,569, respectively, compared to $0 and $11,100 for the three and nine months ended September 30, 1997. The increase is revenues is primarily attributed to the inclusion of the results of operations of NetAmerica, Inc. subsequent to its acquisition in September 1998.

Gross Margin

     Gross margin for the three and nine months ended September 30, 1998 was $129,407 and $188,720, respectively, compared to $0 and $(51,400) for the three and none months ended September 30, 1997.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $476,313 from $0 and to $1,190,801 from $267,600 for the three and nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to
(i) inclusion of the operating results of NetAmerica, Inc. (ii) increased business development and acquisition activity, and (iii) expansion of the Company's executive management and the addition of certain advisors.

Liquidity and Capital Resources

     The Company is a rapidly growing Internet services provider executing a business plan that requires additional capital for (i) acquisitions, (ii) additional network equipment and facilities, (iii) expansion into new domestic and international markets, and (iv) development of additional products and services. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses and expansion of the Company will require additional capital investment.

     Operations used $549,593 during the nine months ended September 30, 1998 due primarily to the (i) operating losses, (ii) increased business development and acquisition activity, and (iii) expansion of the Company's executive management team.

     Investing activities used $420,647 during the nine months ended September 30, 1998. Investing activities during the nine months ended September 30, 1998 consisted primarily of cash paid in acquisitions and purchase of fixed assets.

     Financing activities provided $975,793 during the nine months ended September 30, 1998. Financing activities during the nine months ended September 30, 1998 consisted primarily of proceeds from Bridge Loans and sales of common stock.

     During October 1998, the Company initiated a private placement offering of common stock ("Private Placement"). The proceeds of the Private Placement will be used for acquisitions, business development, accounts payable, equipment purchases, and for general working capital. The Company is seeking to raise a maximum of $2,000,000 from the Private Placement. There can be no assurance that the Company will complete all or part of the Private Placement or that the Private Placement, if completed, will be on terms as originally proposed by the Company.

RECENT DEVELOPMENTS

     Over the past sixty days, the Company has accomplished the following:

          Acquisition of Jet-City OnLine. In September, 1998 through its operating subsidiary, NetAmerica, Inc., the Company entered into an Asset Purchase Agreement for the purchase of the Internet access customer base for Jet-City OnLine, Inc. a Washington corporation, located in the Seattle, Washington area.

          Establishment of NetCanada Communications. In October 1998, the Company has commenced the operations of NetCanada Communications, Inc., a Canadian corporation and wholly-owned subsidiary of NetAmerica International Corporation, which will seek to provide Internet aggregation throughout Canada.


                     PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.
 .
Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          A meeting of the Board of Directors was held on September 21, 1998 to consider the acquisition of two corporations, NetAmerica, Inc. and PolarCap, Inc. The acquisitions were approved and 8,400,000 common shares were issued to complete the acquisitions.

          As part of the acquisition the name of the Company was changed to NetAmerica International Corporation and two additional members were added to the board of directors (Total of four).

          Later in October 1998, the original two members of the board of directors resigned and a third member was added bringing the total to three members of the board.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               99.1 Financial Statements as of September 30, 1998. Financial Data Schedule

          (b)  Reports on Form 8-K
               On October 6, 1998 the Company reported a change in control of the corporation and all of the events mentioned in Item 5 of this report.


                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NET AMERICA INTERNATIONAL, INC.
                                   (Registrant)


November 22, 1998                  /s/ Greg Martin

                                   President
                                   (Chief Executive Officer)

        NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    (formerly Venture World, Inc.)
                     Consolidated Balance Sheets

                                ASSETS

                                               September 30,      December 31,
                                                  1998               1997

CURRENT ASSETS
   Cash                                   $      6,141         $       588
   Accounts receivable
       Trade (net)                             485,923               7,175
       Other                                     2,500                  -
   Inventory                                    22,668                  -
   Deposits                                     52,000                  -
   Other                                         1,916               17,281

       Total Current Assets                    571,148               25,044

PROPERTY AND EQUIPMENT                         424,283              136,943

OTHER ASSETS
   Customer base                               104,217                 -
   Other                                        7,500                 9,082

        Total Other Assets                     111,717                9,082

                                          $  1,107,148          $   171,069
















        NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    (formerly Venture World, Inc.)
                Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,      December 31,
                                                   1998               1997

CURRENT LIABILITIES
   Accounts payable and accrued expenses        $896,728       $  116,826
   Contracts payable                             173,416              -
   Notes payable                                 299,638              -
   Notes payable - related party                 290,000              -
   Other                                          33,058          12,505

        Total Current Liabilities              1,692,840         129,331

LONG TERM DEBT
   Long term debt - related party               155,000             -
   Long term debt                                  -             64,053

       Total Long Term Debt                     155,000          64,053

STOCKHOLDERS' EQUITY
   Common stock (Note 1)                         10,000         543,752
   Capital in excess of par value             1,505,203             -
   Retained Deficit                          (2,255,895)        (566,067)

        Total Stockholders' Equity             (740,692)         (22,315)

                                    $          1,107,148   $     171,069






        NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    (formerly Venture World, Inc.)
                Consolidated Statements of Operations

                        For the Three For the Three For the Nine For the Nine Months ended Months ended Months ended Months ended September 30, September 30, September 30, September 30,
                            1998        1997           1998          1997
REVENUE

   Net Revenue         $518,033      $   -           $991,569       $11,100
   Cost of revenue      388,626          -            802,849      (62,500)

        Gross Profit    129,407          -            188,720       (51,400)

EXPENSES
   General and
   Administrative       476,313          -         1,190,801         267,600

Other Income / (Expense)
   Income               114,943          -           114,943           -
   Expense              (92,676)         -           (92,676)          -

Provision for
income taxes               -             -             -                -

NET LOSS               $(324,638)       $-        $(979,814)      $(319,000)

Net Loss Per Share     $    (.04)       $-        $   (.11)       $  (.04)

Average Outstanding
 Shares                8,740,000      8,740,000    8,740,000        8,740,000






        NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    (formerly Venture World, Inc.)
                Consolidated Statements of Cash Flows


                                                          For the    For the
                                                      Nine Months  Nine Months
                                                         Ended        Ended
                                                    September 30, September 30,
                                                       1998           1997

Cash Flows From Operating Activities
   Net loss                                         $ (979,814)   $(319,000)
   Depreciation                                         53,205       17,289
   (Increase) decrease in receivables                  (478,748)     (7,17)
   Decrease (increase) in inventory
      and other assets                                   (59,303)   (7,004)
   Increase (decrease) in payables
      and accrued expenses                               915,067    129,331

      Net Cash Used by Operating Activities            (549,593)  (186,559)

Cash Flow From Investing Activities
   Purchase of fixed assets                            (316,430)       -
   Purchase of customer base and other
                        tangible assets                (104,217)    (7,906)

      Net Cash Used by Investing Activities            (420,647)    (7,906)

Cash Flows From Financing Activities
   Issuance of common stock                             331,208      131,000
   Issuance of notes payable                            644,585      64,053

      Net Cash Provided by Financing Activities         975,793         195,053

Net (Decrease) Increase In Cash                           5,553             588

Cash at Beginning of Period                                 588           -

Cash at End of Period                                 $   6,141    $    588

Supplemental Cash Flow Information:
Cash Paid for:
   Interest                                          $   13,486    $  3,750
   Taxes                                             $    -        $   -




        NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    (formerly Venture World, Inc.)
            Notes to the Consolidated Financial Statements
                          September 30, 1998


NOTE 1 - BACKGROUND AND HISTORY

NetAmerica International Corporation is a consolidated group of companies including the parent corporation, NetAmerica International Corporation (NetAmerica International), and its two subsidiaries, NetAmerica, Inc. (NetAmerica) and PolarCap, Inc. (PolarCap). Net America International (formerly Venture World, Inc.) is a Delaware Corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity.

NetAmerica is a Washington Corporation organized in April 1997 for the purpose of providing access to products and services to small and medium internet providers.

PolarCap is a California Corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies.

NetAmerica and PolarCap were 100% acquired by Net America International on September 30, 1998. Together, all three companies are combined into NetAmerica International Corporation, a consolidated group of corporations known in this report as the Company.

The accounting for the acquisition of subsidiaries is treated as a "reverse acquisition" whereby the control parties of the subsidiary corporations (NetAmerica and PolarCap) take control of the parent corporation (NetAmerica International). The balance sheet at September 30, 1998 is presented as if the historical cost data from all three corporations are combined into one, similar to a "pooling of interests method of accounting".

Per SEC guidelines, the balance sheet at December 31, 1997, the statements of operations, and cash flow information for all periods is that of the acquiring party - Net America, Inc., the Washington subsidiary. All such information for the parent corporation and PolarCap, Inc. are excluded from such financial schedules.

The balance sheet shown for September 30, 1998 is the consolidated financial statements of NetAmerica International Corporation, NetAmerica, Inc. and PolarCap, Inc. Net loss per share is shown as totaled operating results of NetAmerica, Inc. divided by total outstanding shares of NetAmerica International Corporation, including the 8,400,000 shares issued for the acquisition of NetAmerica, Inc. and PolarCap, Inc.

NOTE 2 -  UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustment which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. he information presented is not necessarily indicative of the results from operations expected for the full fiscal year.