Form 10KSB
period 1998-12-31
NETAMERICA INTERNATIONAL INC
filed 1999-04-16
CIK 826683

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended DECEMBER 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

     For the transition period from                     to            .

                     Commission File No.  33-19139-NY

                   NETAMERICA INTERNATIONAL CORPORATION
                      (Formerly Venture World, Ltd.)
          (Exact name of Registrant as specified in its charter)

                      DELAWARE                         11-2936371
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

          2 EMBARCADERO CENTER, SUITE 200 SAN FRANCISCO, CA  94111
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (415) 646-8033

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[X ] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X  ]

Revenue for the year ended 1998:   $ 2,214.

Based upon the closing price of the registrant's Common Stock as of April 13, 1999 the aggregate market value of the Common Stock held by non-affiliates of the registrant is $73,443,014

As of April 13, 1999 the number of shares outstanding of the Registrant's Common Stock was 11,869,578. Documents incorporated by reference: Not applicable.

                             TABLE OF CONTENTS

                                                       PAGE

PART I

     Item 1.    Description of Business                                      3
     Item 2.    Description of Properties                                    6
     Item 3.    Legal Proceedings                                            7
     Item 4.    Submission of Matters to a Vote of Security Holders
        7

PART II
     Item 5.    Market for Common Equity and Related                         7
                Stockholder Matters
     Item 6.    Management's Discussion and Analysis or Plan of Operations   8
     Item 7.    Financial Statements                                         9
     Item 8.    Changes in and Disagreements with Accountants               22
                On Accounting and Financial Disclosure

PART III

     Item  9.   Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act.         22
     Item 10.  Executive Compensation                                      23
     Item 11.  Security Ownership of Certain Beneficial Owners and         24
               Management
     Item 12.  Certain Relationships and Related Transactions              25

PART IV

           Item 13.  Exhibits and Reports on Form 8-K                      26









      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

          CORPORATE HISTORY

     The Company was originally incorporated as Venture World, Ltd. on May 6, 1987 under the laws of the State of Delaware for the purpose of developing or acquiring general business opportunities. In March, 1989 it raised $250,000 (approximately $185,000 net after expenses and commissions) through a federally registered "blind-pool" public offering registered with the Securities and Exchange Commission on Form S-18.

     On May 22, 1998, at a special meeting of stockholders, a majority of the shareholders of the Company voted to approve an amendment to the Company's Articles of Incorporation to change the Company's name from Venture World, Ltd. to a name selected by the Board of Directors and to effect a 250 to 1 reverse split. The Company did not have any material operations for the six years prior to the May 1998 shareholder meeting.

     On September 30, 1998, the Company acquired PolarCap, Inc. As a result of this acquisition, PolarCap, Inc. became a wholly owned subsidiary of the Company. PolarCap, Inc. is a California corporation organized in April
1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies. Douglas D. Cole, President and Chief Executive Officer of PolarCap, Inc. was appointed Director and Chairman of the Company in August 1998. In October 1998, Venture World Ltd. changed its name to NetAmerica International Corporation. In August, September and October 1998 the Company obtained Bridge Loans (the "Bridge Loans"), pursuant to which the Company borrowed a total of $463,000 (four hundred sixty three thousand dollars). The bridge lenders received a promissory note bearing interest at the rate of 10% per annum plus an inducement premium of one share of common stock for each $1 borrowed, plus a conversion feature, one share of common stock for every $1 loaned to the Company.

     In November 1998, the Company commenced a private placement to raise a maximum of $4,500,000 by selling 2,812,500 shares at $1.60 per share. Between November 2, 1998, and March 1, 1999, the Company raised $1,704,200 from private equity offerings of a total of 1,065,125 shares of restricted Company Common Shares to twenty-one accredited investors. The Shares were sold at a subscription price of $1.60 per Share. Net of offering expenses related to the offering, the Company received $1,533,780 in cash, of which approximately $1,377,349 has been advanced to A-1 Internet, Inc. as working capital and for debt repayment.

     In September 1998, in connection with the acquisition of PolarCap, and in connection with the Company's strategy to acquire and consolidate ISPs, the Company entered into an acquisition agreement pursuant to which (among other things) the Company agreed to purchase the outstanding stock of Net America, Inc., a Washington corporation which was subsequently agreed to be renamed A1 Internet, Inc. ("A1 Internet") in exchange for 4,770,426 shares of the Company's common stock and the assumption of certain liabilities. A1 Internet is a Washington corporation organized in April 1997 for the purpose of providing access to products and services to small and medium Internet providers.
Gregory K. Martin, President and Chief Executive Officer of A-1 Internet,
Inc., was appointed Director, President, Chief Executive Officer and Chief Financial Officer of the Company in September 1998. William Fritts, Chairman of A-1 Internet, Inc., was appointed Director in October 1998. On December
18, 1998, Gregory K. Martin was terminated as an officer and director of the Company and William Fritts was appointed President and Chief Executive Officer. In January, 1999 William Fritts resigned from the Board of
Directors. On December 18,1998 Edward Mooney was appointed as a member of the Board of Directors.

     Management of the Company determined in March 1999 that it was not in the interest of the Company to complete the purchase of A1 Internet's stock. On March 16, 1999, the Company and A1 Internet entered into an agreement to abandon the stock purchase. A1 Internet has acknowledged that certain representations made to the Company in the acquisition agreement between them have provided to be inaccurate and, for that reason and others, the Company has no obligation to complete the purchase of A1 Internet's shares as contemplated by the acquisition agreement. In pursuing the proposed purchase between August 1998 and the end of March 1999, the Company made cash advances to A1 Internet in an aggregate principal amount of approximately $1,377,349; issued approximately 179,418 shares of the Company's common stock to settle and discharge obligations owed by A1 Internet to creditors; and issued options to purchase approximately 1,000,000 shares of the Company's common stock to compensate individuals and entities for services performed for the benefit of the Company and A1 Internet.

     The Company was informed that on March 23, 1999, A1 Internet entered into an agreement with another prospective acquirer, to sell substantially all of its assets in exchange for shares of common stock and assumption of certain liabilities, including A1 Internet's obligations to the Company. In a letter agreement between the Company and A1 Internet, the Company has confirmed that, if the acquisition of A1 Internet's assets is completed in accordance with the letter of intent, it is the Company's current intent, subject to a due diligence investigation of the prospective acquirer, to accept a promissory note and shares of the prospective acquirer common stock as payment in full for all obligations of A1 Internet to the Company. Such promissory note would be made by the acquiring company, would have an original principal amount of between $700,000 and $850,000, would bear no interest and would be payable in twelve equal monthly installments. If the original principal amount of such note is less than $850,000, the Company would expect to receive shares of common stock of the acquirer having a value equal to the shortfall at fixed price of $7.50 per share (which price may be significantly higher than the actual
market value of such shares).   After the A1 Internet recission agreement was
reached, the management of the Company authorized a stock adjustment bonus of 50% to all the investors and bridge loan holders who had purchased or loaned the Company money between August 1, 1998 and March 31, 1999. The stock bonus was awarded retroactively and made the effective purchase price of the private placement memorandum stock holders from $1.60 to $1.07, and the bridge loan holders conversion effective combination incentive/conversion cost from $.50 to $.34. A total of 936,773 shares were issued for the stock bonus; 463,000 to the bridge loan holders and 473,773 to the private placement purchasers.

     The Company has also agreed to issue up to 2,750,000 shares of Company common stock to A1 Internet, subject to certain performance conditions described in the agreements between the Company and A1 Internet relating primarily to customer acquisition and performance agreements.

     A1 Internet has also agreed to change its corporate name from "Net America, Inc." to "A1 Internet, Inc." and to assign and transfer to the Company all of its right, title and interest in and to the name "NetAmerica." A search of the U.S. Patent and Trademark Office's registry reveals that one or more other parties may have registered trademarks sufficiently similar to "NetAmerica" that those registration could be a significant obstacle to the Company's registration, and continued use, of the name "NetAmerica" and related trademarks. The Company has, however, obtained rights to the Internet domain name NetAmerica.com.

     The Company has refocused its strategy away from acquisition and consolidation of ISPs and will seek to concentrate its business development efforts and management and financial resources on the development efforts and management and financial resources on the development of value-added Internet services and applications (See "Descriptions of Business").

          BUSINESS OF THE COMPANY

   NetAmerica International Corporation (and its subsidiary ; "-commerce applications for Internet service providers (ISPs), long distance carriers, network operators, corporations and other resellers and marketers of Internet and telecommunications services. The Company seeks to develop a suite of value-added Internet products and services through a combination of acquisitions of wholly-owned or majority-owned operating subsidiaries, strategic investments in companies developing proprietary Internet-based technologies or services, internal product licensing agreements, interconnection and Internet backbone agreements with Internet service companies and international carriers, and other strategic agreements with key vendors in North America, Europe and other major markets.

   Over the past five years a number of international carriers and telecommunications network providers have developed advanced fiber optic networks in the United States and Europe, linked via undersea and terrestrial fiber optic cable systems. These fiber optic networks provide enhanced capabilities for transmission of voice, data, multimedia, Internet and other broadband communications. In addition, over the past three years Internet Protocol (IP) has emerged as an important transmission technology for carriers and network operators seeking to increase network efficiency. These and other technological advances coincide with the emergence of the Internet and the World Wide Web (WWW) as increasingly important components of the way that individuals, small businesses, large corporations and organizations communicate and conduct business.

   According to TeleGeography 1999, it is estimated that over 100 million
persons worldwide utilize the Internet for communications or commerce.    The
number of sites on the world wide web has increased to 2.2 million in 1998 from 250,000 in 1996. Internet hosts totaled 36.7 million in July 1998. According to industry sources, worldwide Internet traffic is expected to
continue to double annually.   Significantly, the number of telephone lines
worldwide is expected to increase to approximately 1.4 billion fixed and wireless lines worldwide. The Company believes that these factors, along with increased deregulation of telecommunications services in many countries in Europe and Latin America, will create increasing demand for additional Internet products and services.

   The Company seeks to position itself as an integrated provider of multiple next generation Internet-based applications. The Company will seek to develop emerging products and services such as voice over Internet (VOIP), Internet fax, web-based commerce and other bandwidth-intensive multimedia distribution applications. NetAmerica believes that these emerging applications will be in demand among businesses, marketers, corporate customers and ISPs themselves seeking to benefit from operating efficiencies, additional revenue streams, or both.

    NetAmerica's strategy is to focus its development and marketing efforts on business-to-business Internet applications, primarily to develop services that enable ISPs, corporations and telecommunications resellers to expand and enhance their Internet and e-commerce service offerings to end-users.
Through internal development and through services contracted through other providers, the Company will seek to develop core capabilities based on (a) physical hosting of selected Internet-based applications, (b) virtual hosting of advanced software-based Internet services, and (c) other network devices and technologies that enhance customers use of the Internet.
Through this approach, the Company believes that it can cost effectively create a portfolio of Internet products and services that can be offered separately, or bundled together to create unique service offerings. The Company intends to market its services in the United States and in selected international markets primarily through three distinct channels: (a) on a wholesale basis to ISPs and other telecommunications operators, (b) to independent distributors and resellers of telecommunications services, and (c) direct sales to corporate customers and large marketing partners.

   The Company will seek to enter into strategic alliances, licensing agreements, and other business relationships with core network operators, Internet backbone providers, telecommunications services companies and other providers of targeted Internet services to develop the ability to offer products that may include Internet business-to-business services such as:

               Web Hosting, Content Hosting and Distribution
               Co-Location and Managed Network Services
               E-Commerce Hosting and Transaction Services
               Virtual ISP Services
               Commercial Internet Access
               Internet-based Voice and Data Services
               Filtering, Screening, Searching and Database Services.

   The Company believes that demand for each of these services, separately and in various combinations, will continue to grow as individuals and businesses expand their use of Internet-based communications and commerce.

   Through network access and interconnection agreements with Internet backbone providers and other planned network and service agreements with telecommunications network providers and providers of outsourced technical and administrative support services, and, in time, through the planned development of owned or leased network points of presence (POPs) in the United States and in Europe, the Company will seek to develop the ability to offer Virtual ISP (VISP) services to marketers, resellers and distributors. VISP services are expected to enable telecommunications providers, resellers and marketers to offer ISP services to their end-user customers. The Company believes that a large potential market exists to offer VISP services on a wholesale basis to service providers and re-marketers in the United States and in international markets. The Company intends to utilize acquisitions and international strategic relationships with telecommunications and marketing partners to achieve market entry and market penetration in global markets for its VISP and other Internet application services.

ACQUISITIONS AND STRATEGIC ALLIANCES

   The Company will seek to identify acquisition opportunities in the United States, Europe and other international markets where it can acquire majority interest in operating companies already offering one or more business-to-
business applications or services.   As of the date of this report, the
Company has entered into acquisition discussions with companies in the U.S. and Europe, but has not entered into a definitive agreement with any acquisition target.

   In addition to acquisitions of operating companies, the Company intends to identify companies with which it may enter into strategic relationships that may include a combination of exclusive and non-exclusive licensing agreements, marketing or co-marketing agreements, strategic minority investments. As of the date of this report, the Company has entered into discussions regarding potential strategic relationships that may include investments by or into NetAmerica, but has not entered into any definitive agreement for such relationships.

ITEM 2.  PROPERTIES

     The Company currently leases office space at 2 Embarcadero Center, Suite 200, San Francisco, California, which serves as the Company's corporate headquarters. The lease expires in 2000 and provides for monthly lease payments of $1,000.

ITEM 3.  LEGAL PROCEEDINGS

      The Company has been named in a lawsuit brought by the former landlord for corporate offices utilized by A1 Internet. In the opinion of management this lawsuit will not have a material adverse effect on the consolidated financial statements or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On May 22, 1998, at a special meeting of stockholders, a majority of the shareholders of the Company voted to approve an amendment to the Company's Articles of Incorporation to change the Company's name from Venture World, Ltd. to a name selected by the Board of Directors and to effect a 250 to 1 reverse split.

                                  PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on the OTC Electronic Bulletin Board under the symbol the Company since December 18, 1998. Prior to December 18, 1998, there was no known public trading in the Company's Common Stock.

     The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Electronic Bulletin Board from December 18, 1998 to April 13, 1999. Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

     .                                  HIGH            LOW

     1998 CALENDAR PERIOD:

     1st Quarter                         N/A            N/A

     2nd Quarter                         N/A            N/A

     3rd Quarter                         N/A            N/A

     4th Quarter                         5 3/8          4 1/2

     1999 CALENDAR PERIOD:

     1st Quarter (through April 13, 1999) 7              4 3/8

     As of April 13, 1999, there were 141 stockholders of record.

     The Company does not presently pay cash or any other dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

 History and Current Operations

     The Company was formed in May 1987 to seek, investigate and acquire an interest in business opportunities. In May, 1989 it raised $250,000 ($185,000 net of expenses) to seek and/or fund business opportunities.

     From May, 1989 until September 1998 the Company has no significant operations.

      In September of 1998, the Company acquired PolarCap, Inc. a privately-held California corporation PolarCap, Inc. was organized in April, 1996, for the purpose of investing in and developing rights to a variety of software technology related to multimedia search engines as well as development tools and applications technologies. On September 30, 1998 the Company issued approximately 2,400,000 shares of its common stock in exchange for all the outstanding common stock of PolarCap, Inc.

     Also in September 1998, the Company negotiated, later rescinded by mutual written agreement, to acquire all of the outstanding stock of A-1 Internet, Inc. A-1 Internet is an Internet services provider based in Seattle, Washington. Between the time the Company agreed to purchase A-1 Internet, September 30, and the time the recession agreement was reached (March 16, 1999), the Company advanced A-1 Internet $ 1,377,341 A-1 Internet has since negotiated with another prospective acquirer to purchase all of its assets and liabilities of A-1 with proceeds of up to $850,000 to be returned to the Company.

     The Company has not had any long-term successful business operation and is currently seeking additional funding to concentrate its efforts in marketing and selling a wide range of hosting services and value added applications to corporations, e-commerce companies and Internet service providers (ISPS). The Company is in an early stage of development and is subject to all the risk inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, complete development and establish market acceptance for its products and services, respond to competitive developments, continue to attract, retain and motivate qualified personnel and obtain substantial additional capital to support the expenses of developing and marketing new products. The Company also intends to identify and recruit additional management. There is no assurance that the Company will successfully attract sufficient capital or management with which to execute its strategy.

Results of Operations

     The Company had no operations for the first nine months of the year. In the 4th quarter, the Company acquired PolarCap and began operation to acquire or establish an Internet business. During 1998, the Company reports a loss of $(1,116,953) compared to a loss of $(200) for 1997. Almost all of the loss for 1998 occurred in the fourth quarter from the activities of the subsidiary and a total write off of advances to A-1 Internet ($885,000) and a write down of goodwill from the purchase of PolarCap, Inc. ($44,855). The Company may experience future losses from the advances to A-1 Internet if the negotiated sale of assets and liabilities of A-1 is not consummated or of the note payable to the Company associated with that proposal transaction is not issued or passed proves to be partially or wholly uncollectible. The Company's current overhead is from consulting and employment contracts in place for management services for $75,000 per month . Liquidity and Capital Resources In the Fourth Quarter the Company was in the process of developing products and identifying acquisition targets and potential strategic relationships. The Company obtained financing of $1,180,000 from the issuance of common stock and $463,000 from the issuance of bridge loans to a related party up to December 31, 1998. These funds were used primarily to cover the operating loss of $(1,116,953) which included cash advances to A-1 Internet, Inc. Subsequent to December 31, 1998, the Company has obtained $524,200. In additional funding from the issuance of common stock.

     The Company had working capital of $461,954 at December 31, 1998 compared to $(200) on December 31, 1997. The Company intends to seek additional financing of approximately $5,000,000 for working capital and to fund acquisitions and strategic investments for the current fiscal year. The Company is currently seeking additional financing, but there is no guarantee that such financing will be available. Should the Company not be able to arrange such financing in the next 12 months, operations would have to be curtailed. Should the Company ultimately be unable to arrange any financing they would be forced to cease operations and dissolve the Company.


ITEM 7.  FINANCIAL STATEMENTS

(a)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Report of Crouch, Bierwolf & Chisholm, Certified Public Accountants

Balance Sheet as of December 31, 1998.

Statement of Operations - For the years ended December 31, 1998 and December 31, 1997 and for the period from May 6, 1987 to December 31, 1998.

Statement of Stockholders' Equity - For the period from May 6, 1987 to December 31, 1998.

Statement of Cash Flows - For the years ended December31, 1998 and December 31, 1997 and for the period from May 6, 1987 to December 31, 1998.

Notes to Financial Statements

(a)(2) FINANCIAL STATEMENTS SCHEDULES. The following financial statement schedules are included as part of this report:

     None









                       INDEPENDENT AUDITOR'S REPORT



To the
Board of Directors and Stockholders
of NetAmerica International Corporation



We have audited the accompanying Balance Sheet of Net America International Corporation and subsidiary (a Delaware Corporation) (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying financial statements for the period May 6, 1987 (inception) to December 31, 1996 were audited by another auditor, whose report, dated April 4, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Net America International Corporation and subsidiary at December 31, 1998, and the results of its operations and cash flows for the years 1998 and 1997 in conformity with generally accepted accounting principles.



Crouch, Bierwolf & Chisholm
March 31, 1999





      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
                   Consolidated Balance Sheet

                             ASSETS
                                                 December 31,
                                                   1998
CURRENT ASSETS
   Cash (Note 2 & 10)                              $   528,516
   Interest receivable                                   1,638
   Advances to affiliate (Note 7)                            -

       Total Current Assets                            530,154

PROPERTY AND EQUIPMENT (Note 4)                          6,875

OTHER ASSETS
   Goodwill (Note 6)                                    41,117

                                                   $   578,146



















                           (Continued)
      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
             Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,
                                                   1998

CURRENT LIABILITIES
   Accounts payable and accrued expenses            $   68,200

        Total Current Liabilities                       68,200

COMMITMENTS AND CONTINGENCIES (Note 11)                   -

STOCKHOLDERS' EQUITY
   Common stock (Note 1 & 8)                             7,243
   Capital in excess of par value                    2,140,999
   Retained (Deficit) Accumulated During
      Development Stage                             (1,338,296)
   Less: Subscriptions Receivable (Note 9)            (300,000)

        Total Stockholders' Equity                     509,946

                                                   $   578,146




           NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
                       (A Development Stage Company)
                         Statements of Operations

                                                              For the period
                            For the Year       For the Year   from May 6,
                            Ended              Ended          1987 (inception)
                            December 31,       December 31,   to December 31,
                              1998                1997               1998


REVENUE

     Interest Income       $  2,214             $     -     $  44,606

EXPENSES

    Selling, General
     & Administrative       174,176                 200       432,481
     Bad Debt (Note 7)      885,000                   -       885,000
     Depreciation and
     amortization             4,363                   -         9,793
     Interest                10,773                   -        10,773
     Loss from write down of
         Goodwill (Note 6)   44,855                   -        44,855

            Total Expenses   1,119,167               200     1,382,902

Income (Loss) Before Taxes   1,116,953              (200)   (1,338,296)

Taxes (Note 3)                   -                    -           -

INCOME (LOSS)           $   (1,116,953)        $    (200)   $(1,338,296)

Loss Per Common Share
   (Note 2)             $        (0.68)        $      -


Weighted Average Number of Shares (Note 2)
                             1,636,919              200,000










          NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
          For the Period May 6, 1987 (inception) to December 31, 1998



                 Common                         Accumulated
                 Stock                          Deficit during
                 Purchase   Common  Par Paid-in  Development      Subscriptions
                 Warrants   Shares  Value Capital    Stage         Receivable


Shares issued
to officers
and others           -      150,000 150  $27,745  $    -            $-
Public offering
25,000 units at
$10.00 per unit    5,000     50,000  50  249,950        -            -
Offering costs       -         -      -  (64,402)       -            -
Net (loss) for
May 6, 1987 to
December 31, 1990    -         -      -      -        (72,877)       -
Balance,
December 31, 1990  5,000    200,000  200  213,293     (72,877)       -

Net (loss) for year ended
December 31, 1991     -        -      -      -        (56,562)       -
Balance,
December 31, 1991  5,000    200,000  200  213,293     (129,439)       -

Net (loss) for year ended
December 31, 1992     -        -       -      -        (56,408)       -
Balance,
December 31, 1992  5,000     200,000  200  213,293     (185,847)      -

Net (loss) for year ended
December 31, 1993     -        -       -      -         (28,329)      -
Balance,
December 31, 1993  5,000    200,000   200  213,293     (214,176)      -

Net (loss) for year ended
December 31, 1994     -        -       -      -          (2,445)      -
Balance,
December 31, 1994  5,000    200,000   200  213,293      (216,621)     -

Net (loss) for year ended
December 31, 1995     -        -       -      -           (2,561)    -
Balance,
December 31, 1995  5,000    200,000   200  213,293       (219,182)    -

Warrants
expired (Note 2)  (5,000)      -       -      -              -        -
Capital
contributions           -      -       -     6,350           -        -

Net (loss) for year ended
December 31, 1996       -      -       -       -           (1,961)    -
Balance,
December 31, 1996       -   200,000   200  219,643        (221,143)   -

Contribution
by Officer/Directors    -       -      -    1,300             -        -

Net (loss) for year ended
December 31, 1997      -        -      -      -               (200)    -
Balance,
December 31, 1997      -     200,000  200   220,943        (221,343)   -







                             (continued)
             NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
          For the Period May 6, 1987 (inception) to December 31, 1998



                    Common                        Accumulated
                    Stock                         Deficit during
                    Purchase  Common  Par Paid-in  Development     Subscriptions
                    Warrants   Shares ValueCapital   Stage         Receivable
Balance,
December 31, 1997      -      200,000 200    220,943  (221,343)     -


Shares issued
for services at $.001  -     1,000,000  1,000     -         -        -

Shares issued
for acquisition at $.001
(Note 6)               -     2,400,000   2,400     -       -         -

Shares issued for conversion
of debt at $.34
(Note 8)              -      1,399,773    1,400  473,299    -     -

Shares issued
for services
at $1.00              -       87,000         87   86,913    -        -

Shares
issued for
cash at $1.07         -      1,106,250     1,106  1,178,894   -       -

Less: offering costs   -      -               -  (118,000)     -         -

Shares issued for note receivable
 at average
price of $0.29
(Note 9)              -       1,050,000     1,050  298,950     -         -

Subscriptions receivable at year end
     (Note 9)         -        -             -       -         -    (300,000)

Net (loss) for year ended
December 31, 1998     -        -             -       -     (1,116,953)    -

Balance,
December 31, 1998 -  7,243,023  $7,243     $2,140,999  $(1,338,296) $(300,000)




          NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARIES
                       (A Development Stage Company)
                          Statements of Cash Flows
                                                                For the period
                           For the Year         For the Year    from May 6,
                           Ended                Ended           1987 (inception)
                           December 31,         December 31,    to December 31,
                             1998                  1997            1998


CASH FLOWS FROM OPERATING
     ACTIVITIES:

  Net(Loss)               $(1,116,953)          $  (200)       $(1,338,296)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization
                                4,363                 -          9,558
     Bad Debt (Note 7)        885,000                 -          885,000
     Write off of Goodwill
       (Note 6)                44,855                 -          44,855
     Stock for Services        88,926                 -          88,926
     Stock for Interest        10,773                 -          10,773
  (Increase) Decrease in accounts
     receivable and other advances
                             (921,138)                -          (921,138)
  Increase (Decrease) in accounts payable
     and accrued expenses       4,000               (1,100)       4,200

  Total                      (1,000,174)            (1,300)      (1,216,122)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Payment for purchase of equipment    -                -          (4,495)
  Payment for purchase of organizational cost -         -            (700)
  Cash purchased by stock
  acquisition of subsidiary           3,690             -           3,690

Total                                 3,690              -          (1,505)

CASH FLOWS FROM FINANCING
   ACTIVITIES:

  Loans and other debt               463,000            -          463,000
  Paid-in capital contributions        -              1,300          7,650
  Proceeds from stock sales        1,180,000            -        1,457,895
  Less: public offering costs       (118,000)           -         (182,402)

  Total                             1,525,000         1,300       1,746,143

INCREASE (DECREASE) IN CASH           528,516            -         528,516

CASH - beginning of period              -                -           -

CASH -end of period           $      528,516    $        -      $  528,516

Supplementary Cash Flow Information

Cash Paid for:
  Interest                    $   -     $-         $-
  Taxes                       $   -     $-         $-






         NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                           December 31, 1998


NOTE 1 - BACKGROUND AND HISTORY

NetAmerica International Corporation is a consolidated group of companies including the parent corporation, NetAmerica International Corporation (NetAmerica International), and its subsidiary, PolarCap, Inc. (PolarCap).

Net America International (formerly Venture World, Ltd.) is a Delaware Corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity.

PolarCap is a California Corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies.

PolarCap was 100% acquired by Net America International on September 30, 1998. Together, both companies are combined into NetAmerica International Corporation, a consolidated group of corporations known in this report as the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of NetAmerica International and its subsidiary, PolarCap. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be equivalents.

Nonmonetary Transactions
Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for goods or services. These transactions are recorded at fiar market value as determined by the board of directors.

Earnings Per Share and Average Shares Outstanding
Earnings (loss) per share are computed based on the weighted average method.





      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                        December 31, 1998

NOTE 3 - INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1997 and has applied the provisions of the statement on a retroactive basis to all the previous years which resulted in no significant adjustment.

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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $900,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

                                        December 31,1998
  Computer Equipment & Software             $7,500
  Less:  Accumulated depreciation             (625)
                                            $6,875

Computer equipment and software are being depreciated on a straight line method over the estimated useful life of 3 years. Depreciation expense for the period for the period is $625 for 1998.







      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                             December 31, 1998


NOTE 5 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 6 - ACQUISITION OF SUBSIDIARY / GOODWILL

  On September 30, 1998, the Company purchased all of the outstanding stock of PolarCap, Inc. for 2,400,000 shares of stock. The equity of PolarCap at September 30, 1998 was $(87,310). The value of the stock was issued at $.001, par value, for a total purchase price of $2,400. All of the assets of PolarCap were established at estimated fair market value leaving a value of $89,710 for goodwill that was to be written off over three years. By the end of the year, the Company determined that $44,855 of the value of goodwill would be expensed in the current period based on the estimated continued value and use of PolarCap and its corporate image, operations, and personnel talent. Amortization expense for the period is $3,738.

NOTE 7 - ADVANCES TO AFFILIATE / BAD DEBT

  At the same time that the Company negotiated a purchase of 100% of the ownership of PolarCap, Inc. (See Note 7), the Company negotiated, and laterrecinded by mutual agreement, a purchase of 100% of the ownership of A-1 Internet, Inc., an Internet services provider company based in Seattle, Washington. Between the time the Company agreed to purchase and the time the recission agreement was reached (March, 1999), the Company advanced $885,000 up to December 31, 1998 and $492,349 between Janaury 1, 1999 and March 31, 1999. Once the recission agreement was reached, the advances became a receivable and, at the same time, A-1 began to negotiate for the sale of all of its assets and liabilities, which resulted in an agreement with a third party for the sale with the proceeds of up to $850,000 that would be returned to the Company. Management has established a reserve of $885,000 in anticipation of any or all possible losses from the agreement.

NOTE 8 - COMMON STOCK TRANSACTIONS

  All stock transactions conducted during the year for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fairmarket value of the stock as best determined by the board of directors.



      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                        December 31, 1998




NOTE 8 - COMMON STOCK TRANSACTIONS (continued)

  Common stock transactions during the year are as follows:

  During the year, the shareholders of the Company approved a one for 250 reverse stock split. All stock transactions presented in this financial statement has been retroactively changed to reflect this stock split.

  1,000,000 shares of stock were issued for services for a total value of $1,000 ($.001)(May to August).

  2,400,000 shares of stock were issued for the purchase of PolarCap, Inc. for a total value of $2,400 ($.001 per share).(September)

  1,399,773 shares of stock were issued for the conversion of $463,000 in advances made to the Company and $10,762 in accrued interest.($.34)(September to December)

  87,000 shares of stock were issued for services rendered. ($1.00)(December).

  1,106,250 shares of stock were issued for $1,180,000 cash. ($1.07).(December).

  1,050,000 shares of stock were issued for $300,000 in notes to related parties and consultants.($.29 average)(December) See Note 10.


NOTE 9 - NOTE RECEIVABLE - RELATED PARTY

In December, 1998, the Company sold 1,050,000 shares to two members of the board of directors and one outside consultant in exchange for notes payable with the following terms:

                    Shares         Price         Total
                    500,000        $.05      $    25,000
                    300,000        $.50          150,000
                    250,000        $.50          125,000
                  1,050,000                      300,000


NOTE 10 - CONCENTRATION OF RISK

On December 31, 1998, the Company had funds deposited in two different accounts that exceeded the FDIC insured limits on bank accounts. Such funds that exceeded those limitations in the two accounts were $119,017 and $309,500.



      NET AMERICA INTERNATIONAL CORPORATION AND SUBSIDIARY
         Notes to the Consolidated Financial Statements
                        December 31, 1998

NOTE 11 - COMMITMENTS AND CONTINGENCIES

As part of the purchase of A-1 Internet, Inc. (see note 8), the Company agreed to assist with the negotiations for settlement of debt for A-1. After the first of the year, the Company assisted in the negotiation for conversion of A-1 notes payable of $156,545 for 156,113 shares of common stock and accounts payable of $209,744 for 23,305 shares of common stock and 10 payments of $10,487.20 for total cash payments of $104,871.50. The Company also negotiated $30,000 of PolarCap debt for 30,000 shares.

The Company has entered into a 12 month, renewable lease for office space in San Francisco for $1,000 per month.

The Company has been named in a lawsuit over a lease agreement signed for office space in Seattle, Washington, related to the business of A1 Internet. Management is contesting the lawsuit and does not expect any adverse affect from the litigation.

NOTE 12 - OPTIONS FOR PURCHASE OF COMMON STOCK

During 1998, the Company awarded options for the purchase of 100,000 shares of stock with and exercise price of $2.00 per share.


NOTE 13 - SUBSEQUENT EVENTS

After the end of the year, the Company has issued additional shares of stock and options for shares of stock in the following denominations:



Stock Options            250,000 Shares @ $.05
                         650,000 Shares @ $1.60

Stock                      250,000 Shares @ $1.00
                         2,284,500 For $1.07

                         To date, none of the options had been exercised.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The following table sets forth the names, ages and positions of all directors and executive officers of the Company as of April 13, 1999:

Name                                   Age            Office with the Company

Douglas D. Cole                         43             Chairman of the Board
of Directors,
Chief Executive Officer and Secretary

Edward P. Mooney                        39             Director/Executive
                                                       Vice President


     DOUGLAS D. COLE has served as Director and Chairman since August 1998.
For the past twenty years Mr. Cole has worked in the information technology industry, with focus on sales and marketing. He has successfully completed numerous acquisitions and strategic partnerships with various companies. He is a current member of the Board of Directors of VR1, a privately-held
Boulder, Colorado company engaged in the business of Internet multi-player games, Intelliquis, a publicly-held company in software wholesale, HALO, a NASDAQ listed company engaged in the software business and RedFish Telemetrix, a privately-held Irvine, California company engaged in the business of long distance optimization hardware. He has served as the President and CEO of PolarCap, Inc., a privately held California company since inception. From
1995 to 1996 Mr. Cole served as President and CEO of Starpress, Inc. from 1995 to 1996, after Great Bear Technology Company, a publicly held California company, acquired it. He served as President and CEO of Great Bear from 1992 through 1995. From 1985 through 1991 he served as President, CEO and
Executive Vice President of Insight Development Corporation, a company engage in the business of network printing utilities for Hewlett Packard. From 1977 through 1985 he served as Vice President of Sales and Marketing of The David
Jamison Carlyle Corporation.   Mr. Cole graduated from the University of
California, Berkeley, in 1978 with a Bachelor of Arts degree in Social Science.

     EDWARD MOONEY has served as Director since December 18, 1998, and has served as its Executive Vice President since April 1, 1999. Mr. Mooney served as President and Chief Executive Officer of WorldPort Communications, Inc.
from October, 1996 until April, 1998 served as Director of WorldPort from October, 1996 until June, 1998 and from October 1998 until March 1999 performed various corporate and business development functions for WorldPort. WorldPort is an international telecommunications network operator with
operations in Europe and North America.   Since September, 1993, Mr. Mooney
has served as Associate Director for Maroon Bells Capital Partners, Inc., where he has specialized in strategic planning, corporate valuations, corporate governance and financial analysis. From 1989 until 1992, Mr. Mooney served as Director of Research for American Business Ventures, Inc. a business development and management consulting firm that served publicly traded and privately-held companies. From 1984 until 1989, Mr. Mooney was a research assistant for A.B. Laffer Associates, an economic research and consulting firm. Mr. Mooney has also served as a consultant, member of the board of directors, and in management positions for various publicly held and privately held companies in the telecommunications, retailing, and transportation industries. Mr. Mooney holds a Bachelor of Arts degree in Geography from San Francisco State University and a Master of Arts degree in Education from California State University, Long Beach

COMMITTEES

     During 1999, the Company's Board of Directors intends to establish three committees. The Audit Committee will recommend the appointment of auditors and oversee the accounting and internal audit functions of the Company and will review and pass upon all transactions with affiliates and other persons having a material interest in the Company. The Compensation Committee, will administer the Company's 1999 Stock Option Plan and will determine executive officer salaries and bonuses. The Executive Committee will consider such business and strategic matters as may be referred to it by the Company's management or the Board of Directors from time to time.

ITEM 10.  EXECUTIVE COMPENSATION.

     Two of the Company's directors, Mr. Douglas Cole and Edward Mooney, have entered into employment agreements with the Company. Mr. Cole receives $14,000 per month plus reimbursement of expenses. The employment agreement may be terminated upon, upon three-month, notice. Mr. Mooney is paid
$10,000 per month plus reimbursement of expenses. The employment agreement with Mr. Mooney may be terminated by the Company upon six months written notice. Mr. Mooney's agreement contains provisions for bonuses and additional compensation related to certain performance criteria.

     From October 1998 to January 1999 William Fritts served as Director of the Company. From October 1998 to March 1999, Mr. Fritts was paid a consulting fee of $5000 per month, plus expenses.

     From September to December of 1998, Gregory Martin served as Director, President, Chief Executive Officer and Chief Financial Officer of the Company. During that period Mr. Martin was paid an annual salary of $100,000. In December of 1998 Mr. Martin resigned as an officer and director of the Company. Per the termination letter, Mr. Martin was paid six months of salary and health insurance and fifty thousand (50,000) shares of Common Stock in the Company.

      During the past year, two former officers of the Company each received 380,000 shares of common stock as compensation for services over the past two years. These shares have been registered with the Securities and Exchange Commission on Form S-8.

      Each member of the Board of Directors receives $100 per board meeting, plus out-of-pocket expenses. In addition, according to the Company's By-Laws, the Company's directors are permitted to receive fixed fees and other compensation for their services as directors, as determined by the Board of Directors. As of the date of this Memorandum, no amounts have been paid to directors of the Company in such capacity as of the date of this Memorandum. The Company is currently evaluating a compensation plan for existing and future directors, which could include stock options to be issued to directors.






ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of April 13, 1999, with respect to the number of shares of the Company's Common Stock beneficially owned by the directors and officers of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, the only class of voting securities outstanding. Unless otherwise specified, each individual has sole voting and investment power with respect to the shares beneficially owned.


NAME & ADDRESS OF             AMOUNT & NATURE OFBENEFICIAL OWNERSPERCENT
BENEFICIAL OWNERS                              OF CLASS


Maroon Bells Capital                  2,950,971 26.73%
Partners, Inc.

(Note 1)

Nathan Drage Escrow                   1,579,574 13.31%

(Note 2)

Douglas D. Cole, Chairman, CEO          632,649   5.57%

(Note 3)

Edward Mooney, Director,                500,000   4.21%
Executive VP

(Note 4)

Malcolm E. Rogers                       600,000   5.05%


Thedore Swindells                     2,950,971 26.73%

(Note 5)

Hornblower Captital                   1,012,500   8.53%
Partners, Inc.

(Note 6)

John Steinmetz                        1,012,500   8.53%

(Note 7)





TOTAL SHARES                         11,869,578



NOTES:
  Includes 1,002,971 shares of common stock held by Thedore Swindells. Mr Swindells is a general partner of Maroon Bells Capital Partners(MBCP). MBCP disclaims beneficial ownership of these shares. Also includes 250,000 shares owned by family members Mr. Swindells. MBCP disclaims benefical ownership of these shares.

  222,579 shares held by Douglas Cole. Nathan Drage Escrow disclaims beneficial ownership of these shares.

  Includes 222,579 shares of common stock held by Nathan Drage Escrow. Mr. Cole may be deemed to be the beneficial owner of the shares. Includes options exercisable for 100,000 shares of common stock at $1.60.

  Includes options exercisable for 100,000 shares at $1.60.

  Includes 1,920,000 shares of common stock held by (MBCP). Mr. Swindells may be deemed to be the beneficial owner of the shares held by MBCP. Also includes 250,000 shares of common stock held by the family of Mr. Swindells.

  Includes 487,500 shares of common stock held by John Steinmetz. Hornblower Capital Partners, Inc. disclaims beneficial ownership of these shares.

  Includes 525,000 shares of common stock held by HornBlowers Capital Partners, Inc. Mr. Steinmetz may be deemed beneficial owner of these shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Due to the closely held nature of the Company, it has engaged in certain transactions with its officers, directors, principal shareholder and affiliates. The Company believes that each of the transactions described below was entered into on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be reviewed and passed upon by the Audit Committee of the Board of Directors.


   On December 15, 1998, the Company entered into an advisory agreement with Maroon Bells Capital Partners, Inc. ("MBCP"). Pursuant to the advisory agreement, MBCP will be paid a monthly advisory fee, deferred until the Company has completed certain debt or equity financing criteria. In addition, MBCP will be paid a success fee upon the completion of certain merger and acquisition and business development activities on behalf of the Company.

     On September 30, 1998, the Company acquired PolarCap, Inc., a California corporation, in exchange for approximately 2,400,000 shares of the Company's common stock. Prior to the acquisition Douglas D. Cole, Chairman of the Board of the Company was an officer and director of PolarCap, Inc., and received 89,077 shares of Common Stock as a result of the acquisition.

     Under a common stock purchase agreement dated December 20, 1998, Douglas Cole purchased 250,000 shares of common stock at a price of $0.50 per share. The Note is secured by the common stock with an interest rate of six and one-half percent (6 1/2 %) A.P.R., principal and interest due in two years December 20, 2001.

Under a common stock purchase agreement dated December 20, 1998 Edward Mooney purchased 400,000 shares of common stock for a securred promissory note
("the Note") at an average price of $0.2188 per share. The Note is secured by the common stock with an interest rate of six and one-half percent
(6 1/2 %) A.P.R., principal and interest due in two years December 20, 2001.


                                  PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

Exhibit Number         Description of Documents



 23                 Consent of  Independent Auditors.

 (B)  Reports on Form 8-K

  December 12, 1998 Financial Statements











SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NETAMERICA INTERNATIONAL CORPORATION

                                   /s/ Douglas D. Cole
Dated:    April 14, 1999                By: ______________________________
                                        Douglas D. Cole
                                        Chairman of the Board













We hereby consent to the use of our audit report of NetAmerica International Corporation dated March 31, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
April 14, 1999