Form 10QSB
period 1999-03-31
NETAMERICA INTERNATIONAL INC
filed 1999-05-21
CIK 826683

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549
             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1999

             Commission File Number    33-19139-NY


                        NETAMERICA.COM CORPORATION
           (Formerly NetAmerica International Corporation)
        (Exact name of registrant as specified in its charter)


         DELAWARE                                  11-2936371
   (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                   2 EMBARCEDARO CENTER, SUITE 200
                    SAN FRANCISCO, CALIFORNIA 94111
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (415) 646-8033



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                            11,638,078
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of May 14, 1999)


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

     Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of
1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and (iii) the Company's strategy for expanding and financing it business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of NetAmerica.com Corporation and subsidiaries (the "Company") for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


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

HISTORY AND CURRENT OPERATIONS

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

     On September 30, 1998, the Company acquired PolarCap, Inc. As a result of this acquisition, PolarCap, Inc. became a wholly owned subsidiary of the Company. PolarCap, Inc. is a California corporation organized in April 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies. Douglas D. Cole, President and Chief Executive Officer of PolarCap, Inc. was appointed Director and Chairman of the Company in August 1998. In October 1998, Venture World Ltd. changed its name to NetAmerica.com Corporation. In August, September and October 1998 the Company obtained Bridge Loans (the "Bridge Loans"), pursuant to which the Company borrowed a total of $463,000 (four hundred sixty three thousand dollars). The bridge lenders received a promissory note bearing interest at the rate of 10% per annum plus an inducement premium of one share of common stock for each $1 borrowed, plus a conversion feature, one share of common stock for every $1 loaned to the Company.

     In November 1998, the Company commenced a private placement to raise a maximum of $4,500,000 by selling 2,812,500 shares at $1.60 per share. (See discussion below on subsequent stock bonus).

     Between November 2, 1998, and March 1, 1999, the Company raised $1,745,100 from private equity offerings of a total of 1,817,813 shares of restricted Company Common Shares to twenty-one accredited investors. The Shares were sold at a subscription price of $1.07 per share (See discussion below on 50% bonus stock). Net of offering expenses related to the offering, the Company received $1,745,000 in cash, of which approximately $1,631,188 was advanced to A-1 Internet, Inc. as working capital and for debt repayment.

     In March, the Company sold additional stock from its private placement by selling 3,224,074 shares at $1.07 for cash and notes.

     In September 1998, in connection with the acquisition of PolarCap, and in connection with the Company's strategy to acquire and consolidate ISPs, the Company entered into an acquisition agreement pursuant to which (among other things) the Company agreed to purchase the outstanding stock of Net America, Inc., a Washington corporation which was subsequently agreed to be renamed
A1 Internet, Inc. ("A1 Internet") in exchange for 4,770,426 shares of the Company's common stock and the assumption of certain liabilities. A1 Internet is a Washington corporation organized in April 1997 for the purpose of providing access to products and services to small and medium Internet providers. Gregory K. Martin, President and Chief Executive Officer of A-1 Internet, Inc., was appointed Director, President, Chief Executive Officer and Chief Financial Officer of the Company in September 1998. William Fritts, Chairman of A-1 Internet, Inc., was appointed Director in October 1998. On December 18, 1998, Gregory K. Martin was terminated as an officer and director of the Company and William Fritts was appointed President and Chief Executive Officer. In January, 1999 William Fritts resigned from the Board of Directors. On December 18, 1998, Edward Mooney was appointed as a member of the Board of Directors.

     Management of the Company determined in March 1999 that it was not in the interest of the Company to complete the purchase of A1 Internet's stock. On March 16, 1999, the Company and A1 Internet entered into an agreement to abandon the stock purchase. A1 Internet has acknowledged that certain representations made to the Company in the acquisition agreement between them have provided to be inaccurate and, for that reason and others, the Company has no obligation to complete the purchase of A1 Internet's shares as contemplated by the acquisition agreement. In pursuing the proposed purchase between August 1998 and the end of March 1999, the Company made cash advances to A1 Internet in an aggregate principal amount of approximately $1,631,188; issued approximately 179,418 shares of the Company's common stock to settle and discharge obligations owed by A1 Internet to creditors; and issued options to purchase approximately 1,000,000 shares of the Company's common stock to compensate individuals and entities for services performed for the benefit of the Company and A1 Internet.

     The Company was informed that A1 Internet entered into an agreement with another prospective acquirer, to sell substantially all of its assets in exchange for shares of common stock and assumption of certain liabilities, including A1 Internet's obligations to the Company. In a letter agreement between the Company and A1 Internet, the Company has confirmed that, if the acquisition of A1 Internet's assets is completed in accordance with the letter of intent, it is the Company's current intent, subject to a due diligence investigation of the prospective acquirer, to accept a promissory note and shares of the prospective acquirer common stock as payment in full for all obligations of A1 Internet to the Company. Such promissory note would be made by the acquiring company, would have an original principal amount of between $700,000 and $850,000, would bear no interest and would be payable in twelve equal monthly installments. If the original principal amount of such note is less than $850,000, the Company would expect to receive shares of common stock of the acquirer having a value equal to the shortfall at fixed price of $7.50 per share (which price may be significantly higher than the
actual market value of such shares).   After the A1 Internet recission
agreement was reached, the management of the Company authorized a stock adjustment bonus of 50% to all the investors and bridge loan holders who had purchased or loaned the Company money between August 1, 1998 and March 31, 1999. The stock bonus was awarded retroactively and made the effective purchase price of the private placement memorandum stock holders from $1.60 to $1.07, and the bridge loan holders conversion effective combination incentive/conversion cost from $.50 to $.34. A total of 1,068,938 shares were issued for the stock bonus; 463,000 to the bridge loan holders and 605,938 to the private placement purchasers.

     The Company has also agreed to issue up to 2,750,000 shares of Company common stock to A1 Internet, subject to certain performance conditions described in the agreements between the Company and A1 Internet relating primarily to customer acquisition and performance agreements.

     In May 1999, the Company's board of directors adopted a new corporate name:
NetAmerica.com Corporation. The Company intends to commence utilizing this new corporate name in its marketing, corporate literature and investor disclosures commencing during the Second Quarter of 1999. The Company believes this new corporate name better reflects the Company's strategy to develop Internet-based services for ISPs, business customers and marketers of telecommunications services.

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

MERGER AND ACQUISITIONS

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

RESULTS OF OPERATIONS

     During the three months ended March 31, 1999, the Company incurred losses of $(959,470), compared to losses of $(200) during the same period in 1998. Of the $(959,470) loss for the period were 1) $267,500 in legal fees paid in stock and $70,000 in cash and payable at the end of the period, 2) $250,000 compensation expense from stock options offered for less than fair market value, 3) $168,000 in officer/director/consultant fees, 4) $78,000 insurance,
5) $52,000 in travel and other miscellaneous expenses. As the business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

Revenues

     Revenues (interest income) for the three months ended March 31, 1999 were $5,589, compared $0 for the three months ended March 31, 1998.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased to $960,696 from $200 for the three months ended March 31, 1999 and 1998, respectively. The increase was due primarily to (i) increased business development and acquisition activity, and (ii) expansion of the Company's executive management and the addition of certain advisors.

Liquidity and Capital Resources

     The Company is an Internet services provider executing a business plan that requires additional capital for (i) acquisitions, (ii) additional network equipment and facilities, (iii) expansion into new domestic and international markets, and (iv) development of additional products and services. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses and expansion of the Company will require additional capital investment.

     Operations used $1,664,625 during the three months ended March 31, 1999 due primarily to the (i) operating losses, (ii) increased business development and acquisition activity, and (iii) expansion of the Company's executive management team. Investing activities used $0 during the three months ended March 31, 1999.

     Financing activities provided $1,395,450 during the three months ended March 31, 1999. Financing activities during the three months ended March 31, 1999 consisted primarily of proceeds from sales of common stock.

     Starting in October 1998 and ending March 31, 1999, the Company sold a private placement offering of common stock ("Private Placement"). The proceeds of the Private Placement was and will be used for acquisitions, business development, accounts payable, equipment purchases, and for general working capital.

     In May 1999, the Company commenced a second private placement to raise an additional maximum of $4,500,000 by selling 2,812,500 shares at $1.60 per share.

     The Company had working capital of $932,297 at March 31, 1999 compared to $461,954 on December 31, 1998. The Company is currently seeking additional financing, but there is no guarantee that such financing will be available. Should the Company not be able to arrange such financing in the next 12 months, operations would have to be curtailed. Should the Company ultimately be unable to arrange any financing they would be forced to curtail operations.

SUBSEQUENT EVENTS

APPOINTMENT OF DIRECTOR

     In April 1999, Mr. Douglas Glen was appointed to the Company's board of directors. Mr. Glen is Senior Vice President and Chief Strategy Officer for
Mattel, Inc.   For Mattel, he is responsible for managing the company's
strategic planning process, building new businesses and product lines, and developing strategic alliances. Mr. Glen joined Mattel in 1994 to found Mattel Media, the company's multimedia business unit. Under his leadership as President of the new company, Mattel Media developed a line of Barbie-branded software. Mr. Glen was also responsible for the Mattel/Intel joint venture, which led to the launch of the IntelPlay line at the 1999 New York Toy Fair. Previously, Mr. Glen was Group Vice President, Business Development and Strategic Planning for Sega of America, where he headed up the Sega Channel project and the launch of Sega's multimedia video game line. Before Sega, he was general manager of Lucasfilm Games, the consumer software division of George Lucas' entertainment company. Prior to entering the entertainment software business, Glem spent 15 years in advertising.

APPOINTMENT OF CEO AND DIRECTOR

     In May 1999, Mr. Gordon Reichard, Jr. was appointed as the Company's
Chief Executive Officer and President, and was appointed to the board of directors of the Company. Prior to joining the Company, Mr. Reichard was President of Ameritech Advanced Date Systems (AADS), a wholly-owned subsidiary of Ameritech Corporation. Mr. Reichard was responsible for executive leadership in data network services, network management and network integration of customer enterprise networking. Prior to serving as President of Ameritech Advanced Data Systems, Mr. Reichard was responsible for the building and operation of Ameritech's Integrated Service Center (ISC), which provided customer service for voice, video and data communications supporting Ameritech's commercial customers. Services included support for customer premise equipment, managed services and network services. Previously, Mr. Reichard was Product Family Manager for data services of Ameritech, where he was responsible for the development of data and video products insluding Internet access, Frame Relay, ATM, ISDN and video services. Prior to joining Ameritech, Mr. Reichard served as Regional Manager for 3Com Corporation, where he successfully managed systems engineering for the company's North Central district. Before that, Mr. Reichard was a Brand Manager for U.S. Robotics.
He holds an MBA from Lake Forest Graduate School of Management and a Bachelor of Science degree from Southern Illinois University. Mr. Reichard will be paid a base salary of $200,000 per year, with additional bonuses and stock options to be earned based on certain performance and vesting criteria established by the board of directors.




                     PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has been named in a lawsuit over a lease agreement signed for office space in Seattle, Washington related to the business of A-1 Internet. Management is contesting the lawsuit and does not expect an adverse affect from the litigation.

     On May 14, 1999 the Company was informed of a lawsuit filed against the Company and against A-1 Internet by Gregory Martin, an individual who had served as the Company's Chief Executive Officer between September 1998 and December 1998, as part of the Company's now-rescinded acquisition of A-1 Internet (formerly NetAmerica, Inc.). Mr. Martin claims, among other things, that the Company has failed to perform under provisions of the Company's now-rescinded merger agreement with A-1 and certain provisions of the

     Company's employment and severance agreements with Mr. Martin. The Company intends to defend itself vigorously against these claims.

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter, the Company sold 711,563 shares of common stock for $683,100 (net) cash under a private placement memorandum, and 3,224,074 shares to officers, directors, and promoters for $2,794,657 in cash and notes. The Company also issued 209,418 shares for debt conversion ($224,641), and 250,000 shares for services ($267,500).

Item 3.   Defaults upon Senior Securities

     None

Item 4.Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits
               99.1 Financial Statements as of March 31, 1999.
               Financial Data Schedule
          (b)  Reports on Form 8-K
               None






                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NETAMERICA.COM CORPORATION
                         (Registrant)


May 14, 1999             /s/ Douglas D. Cole
                         Douglas D. Cole
                         Chairman
                         (Principle Executive Officer)


                      NETAMERICA.COM CORPORATION
                    ( A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                                       March 31,   December 31,
                                                          1999        1998

 CURRENT ASSETS                                      (unaudited)

     Cash                                           $   259,341    $    528,516

     Interest Receivable                                  6,446          1,638

     Advances to Affiliate                              746,188            -

     Total Current Assets                             1,011,975         530,154

PROPERTY, PLANT & EQUIPMENT                               6,250          6,875

OTHER ASSETS
     Goodwill                                            37,379          41,117


     TOTAL ASSETS                                     $1,055,604        578,146



               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable and accrued expenses        $     79,678         68,200

     Total Current Liabilities                          79,678         68,200


STOCKHOLDERS' EQUITY

     Common Stock                                        11,638         7,243
     Capital in excess of par value                       6,356,711   2,140,999
     Retained (Deficit) Accumulated During               (2,297,766)(1,338,296)
        Development Stage
     Less: Subscriptions Receivable                    (3,094,657)  (300,000)

     Total Stockholders' Equity                           975,926     509,946

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,055,604     578,146





                         NETAMERICA.COM CORPORATION
                        (A Development Stage Company)
                         Statements of Operations
                                (unaudited)

                                                     From Inception
                           For the Three    For the Three      on December 26,
                           Months Ended     Months Ended       1985 through
                            March 31,        March 31,          March 31,
                              1999             1998               1999
REVENUE

     Interest Income        $  5,589         $  -              $  50,195

EXPENSES

     Selling, General &
     Administrative          960,696            200             1,393,177
     Bad Debt (Note 8)           -               -                885,000
     Depreciation and
     amortization             4,363              -                 14,156
     Interest                    -               -                 10,773
     Loss from write down of
         Goodwill (Note 7)       -               -                 44,855

            Total Expenses    965,059           200             2,347,961

Income (Loss) Before Taxes   (959,470)         (200)           (2,297,766)

Taxes (Note 3)                   -               -                  -

INCOME (LOSS)          $     (959,470)      $   (200)       $  (2,297,766)

Loss Per Common
Share (Note 2)         $        (0.10)     $     -

Weighted Average
Number of Shares
(Note 2)                     9,243,695        200,000












                        NETAMERICA.COM CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                           (unaudited)


                                                             For the Period
                           For the Three     For the Three   From Inception on
                           Months Ended      Months Ended    December 26,1985
                              March 31,        March 31,     to March 31,
                                1999              1998           1999
CASH FLOWS FROM OPERATING
     ACTIVITIES:
  Net(Loss)                $(959,470)          $  (200)        $(2,297,766)
  Adjustments to
  reconcile net income to
  net cash provided by
  operating activities:
  Depreciation and
  amortization                  4,363              -                13,921
     Bad Debt (Note 8)            -                -               885,000
     Write off of Goodwill
     (Note 7)                     -                -                44,855
     Stock for Services           -                -                88,926
     Stock for Interest            -               -                10,773
  (Increase) Decrease in
   interest receivable
   and other advances        (750,996)             -            (1,672,134)
  Increase (Decrease) in
   accounts payable
   and accrued expenses        41,478         (1,100)               45,678

  Total                    (1,664,625)        (1,300)           (2,880,747)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Payment for purchase
  of equipment                  -                -                   (4,495)
  Payment for purchase
   of organizational cost       -                -                     (700)
  Cash purchased by stock
  acquisition of subsidiary     -                -                     3,690

Total                            -               -                   (1,505)

CASH FLOWS FROM FINANCING
   ACTIVITIES:

  Loans and other debt           -                -                  463,000
  Repayment of Loans          (30,000)                              (30,000)

  Paid-in capital
  contributions                  -              1,300                 7,650
  Proceeds from stock sales   1,504,950           -               2,962,845
  Less: private
  offering costs                (79,500)          -                (261,902)

  Total                        1,395,450         1,300             3,141,593

INCREASE (DECREASE) IN CASH     (269,175)           -                259,341

CASH - beginning of period       528,516            -                   -

CASH -end of period          $   259,341        $   -              $  259,341

Supplementary Cash Flow Information

Cash Paid for:
  Interest                    $   -              $    -             $     -
  Taxes                       $   -              $    -             $     -



              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            March 31, 1999


NOTE 1 - BACKGROUND AND HISTORY

NetAmerica.com Corporation is a consolidated group of companies including the parent corporation, NetAmerica.com Corporation (NetAmerica.com), and its subsidiary, PolarCap, Inc. (PolarCap).

NetAmerica.com (formerly Venture World, Ltd.) is a Delaware Corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity.

PolarCap is a California Corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies. PolarCap was 100% acquired by NetAmerica.com on September 30, 1998. Together, both companies are combined into NetAmerica.com Corporation, a consolidated group of corporations known in this report as the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of NetAmerica.com and its subsidiary, PolarCap. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS
For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be equivalents.

NONMONETARY TRANSACTIONS
Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for goods or services. These transactions are recorded at fair market value as determined by the board of directors.

EARNINGS PER SHARE AND AVERAGE SHARES OUTSTANDING
Earnings (loss) per share are computed based on the weighted average method.



              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            March 31, 1999


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

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at March 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $1,860,000 at March 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at March 31, 1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

                                                  March 31, 1999
  Computer Equipment & Software                           $7,500
  Less:  Accumulated depreciation                         (1,350)
                                                     $     6,250
                                                         =========

Computer equipment and software are being depreciated on a straight line method over the estimated useful life of 3 years. Depreciation expense for the period is $625.







              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            March 31, 1999


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

NOTE 7 - ADVANCES TO AFFILIATE / BAD DEBT

At the same time that the Company negotiated a purchase of 100% of the ownership of PolarCap, Inc. (See Note 7), the Company negotiated, and later rescinded by mutual agreement, a purchase of 100% of the ownership of A-1 Internet, Inc., an Internet services provider company based in Seattle, Washington. Between the time the Company agreed to purchase and the time the recession agreement was reached (April, 1999), the Company advanced $1,631,188. Once the recession agreement was reached, the advances became a receivable and, at the same time, A-1 began to negotiate for the sale of all of its assets and liabilities, which resulted in an agreement with a third party for the sale with the proceeds of up to $850,000 that would be returned to the Company. Management has established a reserve of $885,000 in anticipation of any or all-possible losses from the agreement.


              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            March 31, 1999

NOTE 8 - COMMON STOCK TRANSACTIONS

All stock transactions conducted during the period for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fair market value of the stock as best determined by the board of directors.

Common stock transactions during the period are as follows:

711,563 shares of stock were issued for $758,288 cash. ($1.07) (February).

2,557,500 shares of stock issued for $2,728,000 in notes to related parties and other investors. ($1.07) (March)

666,574 shares of stock issued for $66,657 in notes to related parties. ($0.10) (January). The board has placed restrictions on this stock so that the stock cannot be sold, traded, assigned, transferred or pledged until the Company reaches $10,000,000 in gross revenues in a one year time period.

30,000 shares of stock issued in lieu of a $30,000 outstanding notes payable. ($1.00) (March)

179,418 shares of stock issued for $179,418 of debt to creditors of A-1 internet. ($1.00) (March)

250,000 shares of stock issued for $250,000 of legal fees.  ($1.00) (March)

NOTE 9 - NOTE RECEIVABLE - RELATED PARTY

In January 1999, the Company sold 666,574 shares for $66,574 at a price of $.10 per share. (See Note 8 for restrictions placed on stock).

In March, 1999, the Company sold 2,557,500 shares to a related party and other investors in exchange for $2,728,000 in notes payable at a price of $1.07 a share.


NOTE 10 - CONCENTRATION OF RISK

On March 31, 1999, the Company had funds deposited in one account that exceeded the FDIC insured limits on bank accounts. Such funds that exceeded the limitation in the account was $259,341.





              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            March 31, 1999


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

On May 14, 1999 the Company was informed of a lawsuit filed against the Company and against A-1 Internet by Gregory Martin, an individual who had served as the Company's Chief Executive Officer between September 1998 and December 1998, as part of the Company's now-rescinded acquisition of A-1 Internet (formerly NetAmerica, Inc.). Mr. Martin claims, among other things, that the Company has failed to perform under provisions of the Company's now-rescinded merger agreement with A-1 and certain provisions of the Company's employment and severance agreements with Mr. Martin. The Company intends to defend itself vigorously against these claims.

NOTE 12 - OPTIONS FOR PURCHASE OF COMMON STOCK

During the first quarter ended March 31, 1999, the Company awarded options for the purchase of 250,000 shares of stock with an exercise price of $0.05 per share, and 650,000 shares of stock with an exercise price of $1.60. Compensation expense of $250,000 was realized on the stock options issued for $.05 per share, the difference of fair market value of $1.06 and the option price of $.05. The options have no restrictions and can be exercised at any time.

To date, no options have been exercised.