Form 10QSB/A
period 1999-03-31
NETAMERICA INTERNATIONAL INC
filed 1999-06-18
CIK 826683

FORM 10-QSB/A

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in the Company's revenues and profitability (ii) prospective business opportunities and (iii) the Company's strategy for expanding and financing it business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends", or "expects". These forward-looking statements relate to the plans, objectives and expectations of NetAmerica.com Corporation and subsidiaries (the "Company") for future operations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds ofits knowledge of its business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


The Company's revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: (i) changes in external competitive market factors, (ii) termination of certain Internet backbone or interconnection agreements or inability to enter into additional Internet backbone, access or network service agreements, (iii) inability to satisfy anticipated working capital or other cash requirements, (iv) changes in or developments under domestic or foreign laws, regulations, licensing requirements or telecommunications standards, (v) changes in the technology of or availability of transmission facilities, (vi) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market for the Company's products or services, (vii) various competitive factors that may prevent the Company from competing successfully in the marketplace, (viii) the Company's lack of liquidity and its ability to raise additional capital, (ix) loss of services of key employees and (x) loss of a customer which provides significant revenues to the Company. In light of these risks and uncertainties, there can be no assurance that actual results, performance or achievements expressed or implied by such forward-looking statements. The foregoing review of important factors should not be construed as exhaustive. The Company undertakes no obligations to release publicly the results of any future revisions it may make to forward-looking statements to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Item 3.   Defaults upon Senior Securities

           None

Item 4.   Submission of Matters to a Vote of Security Holders

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




                  NETAMERICA.COM CORPORATION
                  (Registrant)


June 3, 1999      /s/ Douglas D. Cole
                  Douglas D. Cole
                  Chairman
                  (Principle Executive Officer)

NETAMERICA.COM CORPORATION



                    ( A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                                       March 31,   December 31,
                                                         1999         1998
CURRENT ASSETS                                        (unaudited)

     Cash                                           $   259,341    $    528,516

     Interest Receivable                                  6,446           1,638

     Advances to Affiliate                              746,188             -

     Total Current Assets                             1,011,975        530,154

PROPERTY, PLANT & EQUIPMENT                               6,250          6,875

OTHER ASSETS
     Goodwill                                            37,379          41,117


        TOTAL ASSETS                      $1,055,604          $     578,146


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses              $     79,678      $ 68,200

Total Current Liabilities                                79,678        68,200


STOCKHOLDERS' EQUITY

Common Stock                                             11,638        7,243
Capital in excess of par value                        6,356,711    2,140,999

Retained (Deficit) Accumulated During                (2,297,766)  (1,338,296)
Development Stage Less: Subscriptions Receivable     (3,094,657)    (300,000)

             Total Stockholders' Equity                 975,926      509,946

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 1,055,604  $  578,146


                        NETAMERICA.COM CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
                                (unaudited)

                                                               From Inception
                        For the Three      For the Three       on December 26,
                        Months Ended       Months Ended        1985 through
                        March 31,          March 31,           March 31,
                          1999               1998                1999
REVENUE

Interest Income        $  5,589          $     -               $  50,195

EXPENSES

Selling, General
& Administrative        960,696               200                1,393,177
Bad Debt (Note 8)           -                  -                   885,000
Depreciation and
amortization              4,363                -                    14,156
Interest                    -                  -                    10,773
Loss from write down of
Goodwill (Note 7)           -                  -                    44,855



      Total Expenses    965,059               200                 2,347,961


Income (Loss)
Before Taxes           (959,470)            (200)                (2,297,766)

Taxes (Note 3)             -                  -                       -


INCOME (LOSS)    $     (959,470)      $     (200)              $  (2,297,766)

Loss Per Common
Share (Note 2)   $        (0.10)      $        -


Weighted Average
Number of Shares (Note 2) 9,243,695     200,000














                        NETAMERICA.COM CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                           (unaudited)
                                                             For the Period
                             For the Three   For the Three   From Inception on
                             Months Ended    Months Ended    December 26,1985
                             March 31,       March 31,        to March 31,
                               1999            1998              1999
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net(Loss)                    $(959,470)      $  (200)         $(2,297,766)

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation and
amortization                     4,363            -                13,921
Bad Debt (Note 8)                   -             -               885,000
Write off of Goodwill
(Note 7)                           -              -                44,855
Stock for Services                 -              -                88,926
Stock for Interest                 -              -                10,773
(Increase) Decrease in interest
recievable and other advances  (750,996)          -            (1,672,134)
Increase (Decrease) in
accounts payable
and accrued expenses              41,478       (1,100)             45,678

Total                         (1,664,625)      (1,300)         (2,880,747)

CASH FLOWS FROM INVESTING ACTIVITIES

Payment for purchase of
equipment                           -             -               (4,495)
Payment for purchase of
organizational cost                 -             -                 (700)
Cash purchased by stock
acquisition of subsidiary           -             -                 3,690

Total                               -             -                (1,505)

CASH FLOWS FROM FINANCING  ACTIVITIES:

Loans and other debt                 -             -               463,000
Repayment of Loans              (30,000)       (30,000)
Paid-in capital contributions        -           1,300              7,650
Proceeds from stock sales     1,504,950           -             2,962,845
Less: private offering
costs                          (79,500)           -              (261,902)

Total                         1,395,450         1,300           3,141,593

INCREASE (DECREASE) IN CASH   (269,175)           -               259,341

CASH - beginning of period     528,516            -                 -

CASH -end of period        $   259,341      $     -             $ 259,341

Supplementary Cash Flow Information

Cash Paid for:
Interest                    $   -           $      -           $       -
Taxes                       $   -           $      -           $        -





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