Form 10QSB
period 1999-06-30
NETAMERICA INTERNATIONAL INC
filed 1999-08-24
CIK 826683

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549
           Quarterly Report Under Section 13 or 15 (d)
             Of the Securities Exchange Act of 1934


           For Quarter Ended        June 30, 1999

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

                         Yes  X   No


                         12,148,266
                  (Number of shares of common
                    stock the registrant had
               outstanding as of August 11, 1999)

                             PART 1

ITEM 1                FINANCIAL STATEMENTS

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

    Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December
31, 1999.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

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

     In the second quarter 1999, the Company sold 496,188 shares of stock for $1.60 or $794,300 net proceeds in a private placement. Also in the second quarter, the Company issued 13,768 shares of the Company to private investors of A-1 Internet who had invested $32,563 before the merger agreement between the Company and A-1 had been terminated. The Company also returned $10,534 to investors who wanted cash instead of stock.

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

     The Company was informed that A1 Internet entered into an agreement with another prospective acquirer, to sell substantially all of its assets in exchange for shares of common stock and assumption of certain liabilities, including A1 Internet's obligations to the Company. In a letter agreement between the Company and A1 Internet, the Company has confirmed that, if the acquisition of A1 Internet's assets is completed in accordance with the letter of intent, it is the Company's current intent, subject to a due diligence investigation of the prospective acquirer, to accept a promissory note and shares of the prospective acquirer common stock as payment in full for all obligations of A1 Internet to the Company. Such promissory note would be made by the acquiring company, would have an original principal amount of between $700,000 and $850,000, would bear no interest and would be payable in twelve equal monthly installments. If the original principal amount of such note is less than $850,000, the Company would expect to receive shares of common stock of the acquirer having a value equal to the shortfall at fixed price of $7.50 per share (which price may be significantly higher than the actual
market value of such shares).   After the A1 Internet recession agreement was
reached, the management of the Company authorized a stock adjustment bonus of 50% to all the investors and bridge loan holders who had purchased or loaned the Company money between August 1, 1998 and June 30, 1999. The stock bonus was awarded retroactively and made the effective purchase price of the private placement memorandum stock holders from $1.60 to $1.07, and the bridge loan holders conversion effective combination incentive/conversion cost from $.50 to $.34. A total of 1,068,938 shares were issued for the stock bonus;
463,000 to the bridge loan holders and 605,938 to the private placement purchasers.

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

     The Company has not had any long-term successful business operation and is currently seeking additional funding to concentrate its efforts in developing Internet-based products and services. The Company is in an early stage of development and is subject to all the risk inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, complete development and establish market acceptance for its products and services, respond to competitive developments, continue to attract, retain and motivate qualified personnel and obtain substantial additional capital to support the expenses of developing and marketing new products. The Company also intends to identify and recruit additional management. There is no assurance that the Company will successfully attract sufficient capital or management with which to execute its strategy.

MERGER AND ACQUISITIONS

     The Company will seek to identify acquisition opportunities in the United States, Europe and other international markets where it can acquire majority interest in operating companies already offering one or more business-to-business applications or services.

     Since the last quarterly financial report, the Company has created one wholly owned subsidiary, Telenesius, Inc. and acquired another corporation, Rate Exchange, Inc. Telenesius was incorporated on May 5, 1999, as a
Delaware corporation, and Rate Exchange, Inc. was acquired on July 6, 1999. The financial statements reflect the creation and operation of Telensius since inception to June 30, 1999, but the acquisition of Rate Exchange closed after the end of the fiscal quarter and will not be reported until the Company files its quarterly report for the quarter ending September 30, 1999.

     Since the date of its inception through June 30, 1999, the Company had loaned Telenisus approximately $ 262,662, which was used by Telenisus for working capital and certain deposits incurred in the normal course of business. Telenisus Corporation, a development stage company, is seeking to become a single source provider of secure and reliable Internet-based business-to-business services to corporate customers, carriers, ISPs and marketers of telecommunications services. Through acquisitions and internal business development, Telenisus seeks to develop a full suite of Internet and data network management tools that will enable customers to increase productivity, to reduce costs and to access a wide range of Internet, e-commerce, security and communication applications from a one-stop network service delivery provider.


     The Company believes that most mid-sized companies lack the internal resources to effectively combine advances in applications and bandwidth. The Company believes a large and growing market has emerged for an outsourced network services provider focused on delivering cohesive, cost-effective Internet services to small to mid-sized corporations and telecommunications service providers. Telenisus is seeking to position itself to be a one-stop data and Internet network service provider to meet increasing demand for secure hosting, IP network management and value-added network services.

     Since the date of its inception as a wholly-owned subsidiary of the Company until the date of this report, Telenisus has focused its efforts on
(a) recruitment of experienced Internet and data communications professionals and executive management, (b) design and development of its core software architecture, (c) identification of potential acquisitions, and (d) research
and preparation of a detailed sales and marketing strategy.   Based on the
market opportunity for Telenisus= proposed products and services in North America, Europe and other international markets, the Company anticipates that the Telenisus business plan will require significant capital and human resources over the next 24 to 36 months. In the event that the capital requirements to fully execute the Telenisus business plan are greater than what can be contributed by the Company, the Company may seek additional capital or other financial resources for Telenisus, which may result in dilution of the Company's 100% ownership of Telenisus.

      On July 6, 1999, the Company acquired 100% of the outstanding stock of RateXchange, Inc., a Colorado corporation in the business of business to business e-commerce seeking to develop new transaction services for the telecommunications market. The Company paid 575,000 shares of common stock and $450,000 in a note.


     RateXchange is a development stage business-to-business e-commerce company seeking to develop new transaction services for the $1 trillion international market for telecommunications services. Founded in 1997 and based in San Francisco, RateXchange has operated an Internet-based lead generation service for trading in international long-distance minutes, IP telephony minutes and IP bandwidth since January 1998. The lead generation service has registered more than 2,000 members and facilitated more than 400 offline transactions for 500 million minutes. RateXchange historically has generated minimal revenues from these lead-generation service and from the collection and dissemination of telecommunications market data.

     In order to better facilitate telecommunications transactions and to generate increased revenues, the Company has developed the company will launch the Real-Time Bandwidth Exchange (RTBX), a fully-transactional online exchange with immediate fulfillment through strategic relationships with one or more telecommunications carriers. The Real-Time Bandwidth eXchange will seek to manage transaction standards and create a switched delivery mechanism with on demand transit between switching hubs. RateXchange is thus seeking to become one of the first Internet based electronic marketplaces to automate end-to-end all aspects of a transaction between buyers and sellers of telecommunication commodities.

     The current environment for trading telecommunications bandwidth is marked by high search costs, high transaction failure rates and overall inefficiency. The company estimates that 90% of all bilateral transactions fail, and fulfillment cycles average between 60 and 90 days. The Company believes there is a large and growing market opportunity for its automated bandwidth exchange, fueled by the growth of packet-switched networks, global deregulation and technology advances.

     Between the date of the acquisition of RateXchange by NetAmerica and the date of this report, the Company has primarily concentrated its efforts on (a) recruitment of additional software developers and telecommunications operations specialists, sales and marketing personnel and executive management, (b) internal and outsourced software development and exchange platform development, and (c) continued market research and development of sales and marketing strategies.

     Based on the market opportunity for RateXchange=s proposed electronic exchange for telecommunications products and services in North America, Europe and other international markets, the Company anticipates that the RateXchange business plan may require significant capital and human resources over the next 24 to 36 months. In the event that the capital requirements to fully execute the RateXchange business plan are greater than what can be contributed by the Company, the Company may seek additional capital or other financial resources for RateXchange, which may result in dilution of the Company's 100% ownership of RateXchange.

     In addition to acquisitions of operating companies and the startup of new companies, the Company intends to identify companies with which it may enter into strategic relationships that may include a combination of exclusive and non-exclusive licensing agreements, marketing or co- marketing agreements, strategic minority investments.

RESULTS OF OPERATIONS

    During the three months ended June 30, 1999, the Company incurred losses of $(1,278,487), compared to losses of $(0) during the same period in 1998. Of the $(1,278,487) loss for the period were 1) $65,130 in legal and professional fees, 2) $746,188 in bad debt expense, (A-1 Internet, Inc.) 3) $191,431 in officer/director/consultant fees, 4) $65,446 development costs, 5) $79,731 in travel and other miscellaneous expenses, and 6) $44,696 in A-1 Internet litigation settlement expenses. As the business remains in the early growth stage, the Company anticipates that it will continue to incur operating losses and cash flow deficiencies for the foreseeable future.


REVENUES

     Revenues (interest income) for the three months ended June 30, 1999 were $45,219, compared $0 for the three months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased to $571,888 from $0 for the three months ended June 30, 1999 and 1998, respectively. The increase was due primarily to (i) increased business development and acquisition activity, and (ii) expansion of the Company's executive management and the addition of certain advisors.

LIQUIDITY AND CAPITAL RESOURCES

      The Company, through its operating subsidiaries, is developing various Internet based services and is executing an overall business plan that requires additional capital for among other uses (i) acquisitions, (ii) additional network equipment and facilities, (iii) expansion into new domestic and international markets, and (iv) development of additional products and services. The Company currently has a working capital deficit and has operated at a loss since its inception. Funding of the working capital deficit, current and future operating losses and expansion of the Company will require additional capital investment.

      Operations used $2,524,034 during the six months ended June 30, 1999 due primarily to the (i) operating losses, (ii) increased business development and acquisition activity, and (iii) expansion of the Company's executive management team. Investing activities used $0 during the six months ended June 30, 1998.

      Financing activities provided $2,659,750 during the six months ended June 30, 1999. Financing activities during the six months ended June 30, 1999 consisted primarily of proceeds from sales of common stock.

     Starting in October 1998 and ending June 30, 1999, the Company sold a private placement offering of common stock ("Private Placement"). The proceeds of the Private Placement was and will be used for acquisitions, business development, accounts payable, equipment purchases, and for general working capital.

     In May 1999, the Company commenced a second private placement to raise an additional maximum of $4,500,000 by selling 2,812,500 shares at $1.60 per share. During the second quarter, the Company sold 496,188 shares for $794,300.

     The Company had working capital of $767,542 at June 30, 1999 compared to $461,954 on December 31, 1998. The Company is currently seeking additional financing, but there is no guarantee that such financing will be available. Should the Company not be able to arrange such financing in the next 12 months, operations would have to be curtailed. Should the Company ultimately be unable to arrange any financing they would be forced to curtail operations.

YEAR 2000 COMPLIANCE

     The Company is currently seeking business ventures and or business opportunities to create or purchase. It has no operating entity or activity and does not rely on any computer for any of its operating or accounting function. As such operations come on line the company will review its computer needs and develop a plan for Y2K operational testing and compliance.



                     PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In May 1999, the Company negotiated a settlement with Greg Martin, a former officer and director of the Company, A-1 Internet, Inc., which calls for severance payments, payments of out of pocket expenses incurred by Mr. Martin, past due promissory notes due to his wife, Pat Whitney, and 50,000 shares of Company stock (already issued in the first quarter 1999). Total amounts paid and to be paid in this settlement are approximately $115,000, with other contingent liability payments over $100,000 that would be covered by the Company issuing stock options to a former director/officer of A-1 Internet, Inc., for a bargain purchase price, plus other stock options issuable to Mr. Martin based on conditions and performances of A-1 Internet sales and the successful ongoing contract negotiations with customer vendors.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 1999, the Company commenced a second private placement to raise an additional maximum of $4,500,000 by selling 2,812,500 shares at $1.60 per share. During the second quarter, the Company sold 496,188 shares for $794,300.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
         99.1 Financial Statements as of June 30, 1999.
         Financial Data Schedule
         (b)  Reports on Form 8-K
         None




                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         NETAMERICA.COM CORPORATION
                         (Registrant)


August 22, 1999         /s/ Douglas D. Cole
                        Douglas D. Cole
                        Chairman
                       (Principle Executive Officer)






                       NETAMERICA.COM CORPORATION
                    ( A Development Stage Company)
                            Balance Sheets


                                ASSETS



                                                    June 30,       December 31,
                                                     1999            1998
CURRENT ASSETS                                    (unaudited)

     Cash                                           $   655,233    $    528,516

     Interest Receivable                                 51,665          1,638

     Advances to Affiliate (Note 6)                     100,000            -
     Advances to Officers                                23,334            -

     Total Current Assets                               830,232        530,154

PROPERTY, PLANT & EQUIPMENT                              13,358          6,875

OTHER ASSETS
     Goodwill (Note 7)                                   33,641          41,117
          Deposits                                      139,228

TOTAL ASSETS                                          $1,016,459     $ 578,146


                   LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES

Accounts payable and accrued expenses                $ 62,690       $  68,200

Total Current Liabilities                              62,690          68,200


STOCKHOLDERS' EQUITY

Common Stock , $.001 par value, 300,000,000
authorized, 12,148,266 and 7,243,023 shares
outstanding, respectively                               12,148         7,243
Capital in excess of par value                       7,167,530     2,140,999
Retained (Deficit) Accumulated During
Development Stage                                   (3,576,252)   (1,338,296)
Less: Subscriptions Receivable (Note 9)             (2,649,657)     (300,000)

Total Stockholders' Equity                             953,769        509,946


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 1,016,459     $  578,146






                        NETAMERICA.COM CORPORATION
                       (A Development Stage Company)
                         Statements of Operations
                                (unaudited)

                                                                 From Inception
          For the Three  For the Three For the Six For the Six   on December 26,
          Months Ended   Months Ended  Months Ended Months Ended 1985 through
             June 30,      June 30,      June 30,    June 30,      June 30,
               1999          1998          1999       1998           1999
REVENUE

Interest
Income    $   45,219      $     -      $ 50,808       $   -        $ 95,414


EXPENSES

Selling,
General &
Administrative   571,888       -      1,532,584          -         1,965,065
Bad Debt
(Note 8)         746,188       -        746,188          -         1,631,188
Depreciation and
Amortization       5,630       -          9,993          -            19,786
Interest              -        -             -           -            10,773
Loss from write
down of Goodwill
(Note 7)              -         -            -            -           44,855

Total Expenses 1,323,706        -     2,288,765           -         3,671,667

Income (Loss)
Before Taxes  (1,278,487)       -    (2,237,957)          -        (3,576,253)

Taxes (Note 3)      -           -           -             -            -

INCOME
(LOSS)      $ (1,278,487)   $   -    $ (2,237,957)     $  -     $ (3,576,253)

Loss Per
Common Share
(Note 2)    $     (0.11)    $   -    $      (0.21)     $  -

Weighted Average
Number of
Shares
(Note 2)      11,962,203     200,000     10,602,949     200,000








                        NETAMERICA.COM CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                              (unaudited)
                                                             For the Period
                                   For the Six  For the Six  From Inception on
                                   Months Ended Months Ended December 26,1985
                                     June 30,      June 30,     to June 30,
                                      1999           1998           1999
CASH FLOWS FROM OPERATING
ACTIVITIES:


Net(Loss)                         $(2,237,957)     $ -          $(3,576,253)
Adjustments to reconcile net
income to net cash provided
by operating activities:


Depreciation and amortization            9,993        -              19,551
Bad Debt (Note 7)                      746,188        -           1,631,188
Write off of Goodwill (Note 7)              -         -              44,855
Stock for Services/Expenses             22,029        -             111,155
Stock for Interest                          -         -              10,773
(Increase) Decrease in interest
receivable and other advances        (1,058,777)      -          (1,979,915)
Increase (Decrease) in accounts payable
and accrued expenses                     (5,510)      -              (1,310)
       Total                         (2,524,034)      -          (3,740,156)

CASH FLOWS FROM INVESTING
 ACTIVITIES

Payment for purchase of equipment       (9,000)        -           (13,495)
Payment for purchase of organizational
cost                                       -           -              (700)
Cash purchased by stock acquisition
of subsidiary                              -           -              3,690
Total                                  (9,000)         -            (10,505)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Loans and other debt                        -           -            463,000
Paid-in capital contributions               -           -              7,650
Proceeds from stock sales            2,744,250          -          4,202,145
Less: private offering costs           (84,500)         -           (266,902)
       Total                         2,659,750          -           4,405,893

INCREASE (DECREASE) IN CASH            126,717          -             655,233

CASH - beginning of period             528,516          -               -

CASH -end of period                $   655,233     $    -          $  655,233

Supplementary Cash Flow Information
Cash Paid for:
Interest                           $      -         $   -          $    -
Taxes                              $      -         $   -          $    -




             NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            June 30, 1999


NOTE 1     BACKGROUND AND HISTORY

     NetAmerica.com Corporation is a consolidated group of companies including the Parent Corporation, NetAmerica.com Corporation (NetAmerica.com), and its subsidiaries, PolarCap, Inc. (PolarCap) and Telenisus, Inc.

     NetAmerica.com (formerly Venture World, Ltd.) is a Delaware Corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity.

     Telenisus, Inc. is a Delaware corporation created on May 5, 1999, by NetAmerica.com for the purpose of seeking to become a single source provider of secure and reliable Internet-based business to business services to corporate customers, carriers, ISPs, and marketers of telecommunications services.

     PolarCap is a California Corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies. PolarCap was 100% acquired by NetAmerica.com on September 30, 1998.

     Together, all companies are combined into NetAmerica.com Corporation, a consolidated group of corporations known in this report as the Company.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of NetAmerica.com and its subsidiaries, PolarCap and Telenisus. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be equivalents.

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





              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            June 30, 1999


NOTE 3    INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1997 and has applied the provisions of the statement on a retroactive basis to all the previous and current years which resulted in no significant adjustment.

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

     The Company has cumulative net operating loss carryforwards of approximately $1,860,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

NOTE 4    PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following:

                                                    June 30, 1999
  Computer Equipment & Software                     $   16,500
  Less:  Accumulated depreciation                       (3,142)
                                                    $   13,358


     Computer equipment and software are being depreciated on a straight line method over the estimated useful life of 3 years. Depreciation expense for the six months is $3,784 .







              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            June 30, 1999


NOTE 5    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

NOTE 6    ACQUISITION/CREATION OF SUBSIDIARIES /GOODWILL

     On September 30, 1998, the Company purchased all of the outstanding stock of PolarCap, Inc. for 2,400,000 shares of stock. The equity of PolarCap at September 30, 1998 was $(87,310). The value of the stock was issued at $.001, par value, for a total purchase price of $2,400. All of the assets of PolarCap were established at estimated fair market value leaving a value of $89,710 for goodwill that was to be written off over three years. By the end of the year, the Company determined that $44,855 of the value of goodwill would be expensed in the current period based on the estimated continued value and use of PolarCap and its corporate image, operations, and personnel talent. Amortization expense for the six months is $7,476 .

     In May, 1999, the Company created a wholly owned subsidiary, Telenisus, Inc. for the purpose of seeking to become a single source provider of secure and reliable Internet-based business to business services to corporate customers, carriers, ISPs and marketers of telecommunications services.


NOTE 7    ADVANCES TO AFFILIATE / BAD DEBT

     At the same time that the Company negotiated a purchase of 100% of the ownership of PolarCap, Inc. (See Note 7), the Company negotiated, and later rescinded by mutual agreement, a purchase of 100% of the ownership of A-1 Internet, Inc., an Internet services provider company based in Seattle, Washington. Between the time the Company agreed to purchase and the time the recession agreement was reached (April, 1999), the Company advanced $1,631,188. Once the recession agreement was reached, the advances became a receivable and, at the same time, A-1 began to negotiate for the sale of all of its assets and liabilities, which resulted in an agreement with a third party for the sale with the proceeds of up to $850,000 that would be returned to the Company. Management has established a reserve of the entire loan advance in anticipation of any or all-possible losses from the agreement.




              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            June 30, 1999

NOTE 8    COMMON STOCK TRANSACTIONS

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

     2,557,500 shares of stock issued for $2,728,000 in notes to related parties and other investors. ($1.07) (March) $445,000 has been paid as of June 30, 1999.

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

     30,000 shares of stock issued in lieu of a $30,000 outstanding notes payable. ($1.00) (March)

     179,418 shares of stock issued for $179,418 of debt to creditors of A-1 internet. ($1.00) (March)

     250,000 shares of stock issued for $250,000 of legal fees.  ($1.00) (March)

     496, 188 shares of stock issued for $1.60 per share or $794,300. (May and June).

NOTE 9    NOTE RECEIVABLE - RELATED PARTY

     In January 1999, the Company sold 666,574 shares for $66,574 at a price of $.10 per share. (See Note 8 for restrictions placed on stock).

     In March, 1999, the Company sold 2,557,500 shares to a related party and other investors in exchange for $2,728,000 in notes payable at a price of $1.07 a share.


NOTE 10   CONCENTRATION OF RISK

     On June 30, 1999, the Company had funds deposited in one account that exceeded the FDIC insured limits on bank accounts. Such funds that exceeded the limitation in the account was $534,394.



              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            June 30, 1999


NOTE 11   COMMITMENTS AND CONTINGENCIES

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

     In May 1999, the Company negotiated a settlement with 11shareholders/ subscribers to A-1 Internet stock. While A-1 was an affiliate, the management of A-1 sold shares of A-1 Internet in a private transaction. When the A-1 Internet agreement merger failed to materialize, the Company negotiated a settlement of any possible litigation by exchanging their investment in A-1 Internet ($32,563) for 13,768 shares of the Company and $10,534.

     The Company has entered into a 12 month, renewable lease for office space in San Francisco for $1,000 per month.

     In May 1999, the Company negotiated a settlement with Greg Martin, a former officer and director of the Company, which calls for severance payments, payments of out of pocket expenses incurred by Mr. Martin, past due promissory notes due to his wife, Pat Whitney, and 50,000 shares of Company stock (already issued in the first quarter 1999). Total amounts paid and to be paid in this settlement are approximately $115,000, with other contingent liability payments over $100,000 that would be covered by the Company issuing stock options for a bargain purchase price, plus other stock options issuable to Mr. Martin based on conditions and performances of A-1 Internet sales and the successful ongoing contract negotiations with customer vendors.

     The Company has been named in a lawsuit over a lease agreement signed for office space in Seattle, Washington, related to the business of A1 Internet. Management is contesting the lawsuit and does not expect any adverse affect from the litigation.


NOTE 12   OPTIONS FOR PURCHASE OF COMMON STOCK

     During the first quarter ended June 30, 1999, the Company awarded options for the purchase of 250,000 shares of stock with an exercise price of $0.05 per share, and 650,000 shares of stock with an exercise price of $1.60. Compensation expense of $250,000 was realized on the stock options issued for $.05 per share, the difference of fair market value of $1.06 and the option price of $.05. The options have no restrictions and can be exercised at any time. To date, no options have been exercised.






              NETAMERICA.COM CORPORATION AND SUBSIDIARY
            Notes to the Consolidated Financial Statements
                            June 30, 1999


NOTE 13   SUBSEQUENT EVENTS

     On July 6, 1999, the Company acquired Rate Exchange, Inc., a Colorado corporation in the business of business to business e-commerce seeking to develop new transaction services for the telecommunications market. The Company paid 575,000 shares of common stock and $450,000 in a note.