Form 10QSB
period 1999-09-30
NETAMERICA COM CORP
filed 1999-11-16
CIK 826683

----------------------------------------



                                   FORM 10-QSB





              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                         Commission File No. 33-19139-NY


                           NETAMERICA.COM CORPORATION
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


            Delaware                                     11-2936371
            --------                                     ----------
 (State or Other Jurisdiction of                     (IRS Employer ID Number)
Incorporation or Organization)

       2 Embarcedero Center, Suite 200, San Francisco, CA         94111
            (Address of Principal Executive Offices)           (Zip Code)


         Issuer's telephone number, including area code: (415) 646-8033



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES  X      NO
        ----        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


              12,773,266 shares common stock as of November 1, 1999
                                (Title of Class)


                                     Page 2
                           NETAMERICA.COM CORPORATION
                    ----------------------------------------
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I - FINANCIAL INFORMATION                                                                            Page

     Item 1 -

         Financial Statements

              Consolidated Balance Sheet for September 30, 1999 (unaudited) and December 31, 1998           3

              Consolidated Statements of Income (unaudited) for the three months and nine months
                  ended September 30, 1999 and 1998                                                         4

              Consolidated Statements of Cash Flows (unaudited) for the nine months
                  ended September 30, 1999 and 1998                                                         5

              Notes to Consolidated Financial Statements                                                    6

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                        11

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                            22

     Item 2 - Changes in Securities                                                                        22

     Item 3 - Defaults Upon Senior Securities                                                              22

     Item 4 - Submission of Matters to a Vote of Security Holders                                          22

     Item 5 - Other Information                                                                            22

     Item 6 - Exhibits and Reports on Form 8-K                                                             23

SIGNATURES                                                                                                 24


                 See Notes to Consolidated Financial Statements


                         Part I - Financial Information

Item 1.       Financial Statements

NETAMERICA.COM CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                       September 30,              December 31,
                                                       -----------                -----------
                                                          1999                        1998
                                   (unaudited)
Assets
------

Current assets
         Cash                                          $   154,684                $   528,516
         Interest Receivable                                95,077                      1,638
         Accounts Receivable                                   600                       --
                                                       -----------                -----------
                  Total Current Assets                     250,361                    530,154
                                                       -----------                -----------

Property, Plant & Equipment (Note 4)                       484,480                      6,875
Other assets
         Goodwill                                        1,465,487                     41,117
         Deposits                                          137,721                       --
         Deferred Offering Costs                            94,782                       --
                                                       -----------                -----------
Total Assets                                           $ 2,432,832                    578,146
                                                       ===========                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
         Accounts Payable and Accrued Expenses             607,146                $    68,200
         Short Term Debt                                 1,000,000                       --
                                                       -----------                -----------
                  Total Current Liabilities              1,607,146                     68,200
                                                       -----------                -----------

Stockholders' Equity
         Common Stock, $.0001 par value; 300,000,000
         shares authorized; issued and outstanding
         12,773,266 shares and 7,243,023 shares,
         respectively                                        1,277                        724
         Capital in Excess of Par Value                  8,145,838                  2,147,518
         Retained (Deficit) Accumulated During
         Development Stage                              (5,044,430)                (1,338,296)
         Less Subscriptions Receivable                  (2,276,999)                  (300,000)
         Total stockholders' equity                        825,686                    509,946
                                                       -----------                -----------
Total Liabilities and Stockholders' Equity             $ 2,432,832                $   578,146
                                                       ===========                ===========

                 See Notes to Consolidated Financial Statements

NETAMERICA.COM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                                           Beginning of
                                                                                                         Development Stage
                                                   Three Months ended             Nine Months ended     May 6, 1987 through
                                                      September 30                 September 30           September 30
                                                   1999           1998          1999            1998           1999
                                              ---------------------------------------------------------------------
REVENUE
Interest Income                              $    43,782           --      $    94,590           --        $   139,196
EXPENSES
Selling, General & Administrative              1,415,377          8,137      2,947,961          8,137        3,380,442
Bad Debt                                            --             --          746,188           --          1,631,188
Depreciation and Amortization                     88,866           --           98,859           --            108,652
Interest                                          10,132           --           10,132           --             20,905
Loss from write down of Goodwill (Note 7)           --             --             --             --             44,855
                                              ------------------------------------------------------------------------

         Total Expenses                        1,514,375          8,137      3,803,140          8,137        5,186,042
Other Income                                       2,416           --            2,416           --              2,416
Income (Loss) Before Taxes                    (1,468,177)        (8,137)    (3,706,134)        (8,137)      (5,044,430)
Taxes (Note 3)                                      --             --             --             --             --
INCOME (LOSS)                                 (1,468,177)        (8,137)    (3,706,134)        (8,137)      (5,044,430)
                                              ========================================================================
Loss Per Common Share (Note 2)                     (0.11)          --            (0.33)          --
                                              =======================================================
Weighted Average Number of Shares
(Note 2)                                      12,773,266        200,000     11,326,388        200,000
                                              =======================================================




                 See Notes to Consolidated Financial Statements


NETAMERICA.COM CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           From the
                                                                                       Beginning of
                                                                                         Development
                                                              For the Nine Months      Stage on May 6
                                                                    Ended                 1987 to
                                                                 September 30            September 30

                                                               1999          1998          1999
                                                          ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                       (3,706,134)       (8,137)   (5,044,430)
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Depreciation and Amortization                        98,859          --         108,417
         Bad Debt (Note 7)                                   746,188          --       1,631,188
         Write Off of Goodwill (Note 6)                         --            --          44,855
         Stock for Services/Expenses                         451,447         8,100       540,573
         Stock for Interest                                     --            --          10,773
         (Increase) Decrease in Interest Receivable and
          Other Advances                                    (357,478)         --      (1,278,617)
         Increase (Decrease) in Accounts Payable and
          Accrued Expenses                                   530,278          --         534,278
                                                          ----------    ----------    ----------

                  TOTAL                                   (2,236,841)          (37)   (3,452,963)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for Purchase of Equipment                  (482,319)         --        (486,814)
         Payment for Purchase of Organizational Cost            --            --            (700)
         Cash Purchased by Stock Acquisition of               82,240         3,690        85,930
         Loans to Affiliates                                    --        (253,500)         --
                                                          ----------    ----------    ----------
                  TOTAL                                     (400,079)     (249,810)     (401,584)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and Other Debt (Net)                          350,000       255,000       813,000
         Paid-In Capital Contributions                          --            --           7,650
         Proceeds from Stock Sales                         1,997,588          --       3,455,483
         Less: Private Offering Costs                        (84,500)         --        (266,902)
                                                          ----------    ----------    ----------
                  TOTAL                                    2,263,088       255,000     4,009,231
INCREASE (DECREASE) IN CASH                                 (373,832)        5,153       154,684
CASH BEGINNING OF PERIOD                                     528,516          --            --
                                                          ----------    ----------    ----------
CASH END OF PERIOD                                           154,684         5,153       154,684
                                                          ==========    ==========    ==========
Supplementary Cash Flow Information
Cash Paid For:
         Interest                                               --            --            --
         Taxes                                                  --            --            --

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Interim Financial Statements and Background and History

Interim financial statements:
-----------------------------

The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-QSB. These statements should be read in conjunction with financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Background And History
----------------------

NetAmerica.com Corporation is a consolidated group of companies including the parent corporation, NetAmerica.com, and its subsidiaries, PolarCap, Inc., Telenisus Corporation and Rate Exchange, Inc. NetAmerica.com (formerly Venture World, Ltd.) is a Delaware Corporation organized on May 6, 1987 for the purpose of seeking out and developing general business opportunities.

PolarCap is a California corporation organized in April 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies. PolarCap was 100% acquired by NetAmerica.com on September 30, 1998.

Telenisus is a Delaware corporation and as of September 30, 1999 was a 100% owned subsidiary of the Company, organized in May 1999 for the purpose of becoming a single source provider of secure and reliable Internet-based business-to-business services.

During the third quarter, the Company acquired Rate Exchange, Inc., a Colorado corporation, for stock and a note (Note 6). Rate Exchange is a business-to-business e-commerce company seeking to develop new transaction services for the telecommunications market. As of September 30, 1999, Rate Exchange operated as a wholly-owned subsidiary of the Company.

Note 2 - Summary Of Significant Accounting Policies

Principles of Consolidation
----------------------------

The consolidated financial statements include the accounts of NetAmerica.com and its subsidiaries. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents
-------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be equivalents.

 Nonmonetary Transactions
 ------------------------

Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for goods or services. These transactions are recorded at fair market value as determined by the board of directors.

Earnings Per Share and Average Shares Outstanding
-------------------------------------------------

The Company has adopted FASB Statement #128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

For the nine months ended September 30, 1999, basic and fully diluted earnings per share are the same since all of the outstanding common stock equivalents (options) would be antidilutive and would result in lower loss per share calculations. The total outstanding options at September 30, 1999 is 2,280,000.

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

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at September 30, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards of approximately $1,860,000 at September 30, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at September 30, 1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

Note 4 - Property And Equipment

Property and Equipment consists of the following:

                                         September 30, 1999
                                         ------------------
Fixed Assets                             $499,487
Less:  Accumulated depreciation          (15,007)
                                         ------------------
                                         $484,480
                                         ==================

Fixed assets are being depreciated on a straight line method over the estimated useful life of 3 to 5 years. Depreciation expense for the nine months is $12,095.

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

Note 6 - Acquisition Of Subsidiary / Goodwill

On September 30, 1998, the Company purchased all of the outstanding stock of PolarCap, Inc. for 2,400,000 shares of stock. The equity of PolarCap at September 30, 1998 was $(87,310). The value of the stock was issued at $.001 for a total purchase price of $2,400. All of the assets of PolarCap were established at estimated fair market value leaving a value of $89,710 for goodwill that was

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be written off over three years. At the end of 1998, the Company determined that $44,855 of the value of goodwill would be expensed in the current period based on the estimated continued value and use of PolarCap and its corporate image, operations, and personnel talent. Amortization expense for the nine months is $11,214.

In the third quarter, 1999, the Company acquired Rate Exchange, Inc. a Colorado corporation, a business-to-business e-commerce company seeking to develop new transaction services for the telecommunications market. The Company paid 575,000 shares of common stock and $450,000 in a note. The transaction was valued at $1,395,000 ($920,000 in stock and $450,000 in a note plus out of pocket expenses of $25,000). The fair value of the Rate Exchange assets was $(116,134) before the acquisition, creating goodwill in the amount of $1,435,584 which is being amortized over five years. Amortization of this goodwill for third quarter was $41,134.

Note 7 - Advances To Affiliate / Bad Debt

At the same time that the Company negotiated the purchase of PolarCap. (See Note
6), the Company negotiated, and later rescinded by mutual agreement, the purchase of 100% of the ownership of A1 Internet, Inc., an Internet services provider company based in Seattle, Washington. Between the time the Company agreed to purchase and the time the recision agreement was reached (March 1999), the Company advanced $1,631,188. In September 1999, the Company ultimately agreed to a settlement with A1 Internet. As part of the settlement, the Company received 100,000 restricted shares of Halo Holdings of Nevada, Inc. (now renamed A1 Internet.com Inc.) stock. The value of the stock is uncertain at this time and any recovery of the advances made to A1 Internet will be determined when the stock is sold at a later date.

Note 8 - Common Stock Transactions

All stock transactions conducted during the period for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fair market value of the stock as best determined by the board of directors.

Common stock transactions during the nine months ended September 30, 1999 are as follows:

o 666,574 shares of stock issued for $66,657 in notes to related parties ($0.10) (January). The board has placed restrictions on this stock so that the stock cannot be sold, traded, assigned, transferred or pledged until the Company reaches $10,000,000 in gross revenues in a one year time period.

o.     711,563 shares of stock were issued for $758,288 cash ($1.06) (February).

o 2,557,500 shares of stock issued for $2,728,000 in notes to related parties and other investors ($1.06) (March).

o 30,000 shares of stock issued in lieu of a $30,000 outstanding notes payable ($1.00) (March).

o 179,418 shares of stock issued for $179,418 of debt to creditors of A1 Internet ($1.00) (March).

o      250,000 shares of stock issued for $250,000 of legal fees ($1.00) (March)

o 496,188 shares of stock issued for $1.60 per share or $794,300 (May and June).

o 13,768 shares of stock issued for $22,029 of debt to creditors of A1 Internet ($1.60) (May).

o 575,000 shares of stock issued for $1.60 per share for Rate Exchange, Inc. (July).

o 50,000 shares of stock issued for $1.60 per share for cash (July and August).

Note 9 - Note Receivable - Related Party

In January 1999, the Company sold 666,574 shares for $66,574 at a price of $.10 per share. (See Note 8 for restrictions placed on stock).

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 1999, the Company sold 2,557,500 shares to a related party and other investors in exchange for $2,728,000 in notes payable at a price of $1.06 a share.

Note 10 - Commitments And Contingencies

The Company has entered into a 12 month, renewable lease for office space in San Francisco for $1,000 per month.

The Company, through its subsidiary Telenisus, entered into a lease agreement for office space that calls for an irrevocable letter of credit in the amount of $136,650 to be used as collateral for the rent. The Company deposited funds with a local bank to secure the letter of credit. The lease extends to May 31, 2004.

Telenisus has also entered into several consulting contracts with various entities for various services that will be performed over a period of two years. The minimum commitments on these contracts call for payments of $549,000 over the next twelve months. Stock options have also been granted to participants of these contracts to purchase 625,000 shares of Telenisus stock for $1.00 per share.

The Company, through its subsidiary Rate Exchange, has entered into a lease agreement for office space that calls for a standby letter of credit of $102,165.30 to be used as collateral for rent. The lease extends to August 25, 2002.

Rate Exchange has entered into various agreements as well:

o On July 23, 1999, Rate Exchange entered into an agreement with a consultant for market development expertise as applied to the telecommunications market. In exchange for these services, Rate Exchange has agreed to issue up to 10% of its common stock over a 24 month period.

o On September 15, 1999, Rate Exchange and Donald Sledge entered into an employment agreement under which Rate Exchange agreed to grant Mr. Sledge an equity position of up to 10% of Rate Exchange's outstanding stock through a stock purchase right.

When, and if, common stock is issued under the consultant and employment agreements, it will reduce the Company's percentage ownership interest in Rate Exchange to approximately 80%.

Note 11 - Options For Purchase Of Common Stock

As of September 30, 1999, the Company has outstanding 2,280,000 options for the purchase of shares of the Company's common stock with exercise prices ranging from $.05 per share to $2.75 per share. The options can be exercised at various dates ranging from immediately to 3 years.

To date, no options have been exercised.

Note 12 - Short Term Debt

The Company issued a note for $450,000 for the purchase of Rate Exchange, Inc. The note is due and payable on July 6, 2000 and bears interest at a rate of 6% per annum. The note is also convertible into the Company's stock at a price of $4.00 per share.

The Company, through its subsidiary, Telenisus, acquired short-term bridge note financing in the amount of $550,000 in anticipation of a private placement memorandum. The notes are from private individuals and carry an interest rate of 10% per annum and are due any time after six months from the date of the notes. The notes are convertible into equity of Telenisus. (See Note 13). The notes are secured by a security interest in all goods, inventory, accounts, equipment, general intangibles and other property of Telenisus and the products and proceeds of Telenisus.

Note 13 - Subsequent Event; Private Financing of Telenisus

In order to obtain the substantial capital needed to implement its business plan, Telenisus, a wholly owned subsidiary of the Company (as of September 30, 1999), sought equity funding through a private placement memorandum. Telenisus attempted to raise $7,000,000 through the issuance of 7 million of its common shares for $1.00 per share.

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On or about November 3, 1999, Telenisus announced the first closing of its first independent private placement financing. The common stock issued in this financing, together with stock issued in a Telenisus-subsidiary acquisition, reduced the Company's percentage ownership interest in Telenisus to approximately 15%.

Telenisus intends to use the proceeds of the financing to expand its management team and to accelerate development of its four service families: virtual private networks, managed firewall/security services, Web site and application hosting, and e-commerce. Telenisus is also negotiating partnerships and other acquisitions as a means to deliver its business Internet solutions to large and mid-sized corporate customers.

Before the private placement memorandum became effective, Telenisus obtained bridge financing in the amount of $550,000 as of September 30, 1999 and another $200,000 after the end of the quarter. The bridge notes are convertible into common shares of Telenisus at a price of $1.00 per share (see below for terms).

In addition to the conversion feature, a total of 2,950,000 warrants to purchase common stock of Telenisus at $1 per share were issued to four of the note holders. The warrants are to be exercised in full within a three day time period after the delivery of the memorandum. The notes are convertible at the same time at a rate of $1.00 per common share and must be exercised within the same three day time period.

Note holders which exercised both the conversion of the bridge loan and the purchase of warrants for common stock, were offered another warrant to purchase common stock of Telenisus representing a total of 2,620,000 shares of common stock for a price of $.05. The warrant is for a period of twelve (12) months beyond the date of the original bridge note.

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The  following  discussions  should  be read in  conjunction  with  our
Consolidated Financial Statements and the notes thereto presented in "Item 1 Financial Statements." The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook."

Company Overview

         The Company was originally incorporated as Venture World, Ltd. on May 6, 1987 under the laws of the State of Delaware for the purpose of developing or acquiring general business opportunities. In 1999 we changed the name of the Company to NetAmerica.com Corporation. We did not have any material operations from 1992 to 1998.

         On September 30, 1998, we acquired PolarCap, Inc. As a result of this acquisition, PolarCap became our wholly owned subsidiary. PolarCap is a California corporation that was organized in April 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools, and applications technologies.

         In September 1998, in connection with our strategy to acquire and consolidate Internet service providers, we also entered into an acquisition agreement pursuant to which we agreed to purchase the outstanding stock of Net America, Inc., a Washington corporation, in exchange for 4,770,426 shares of our common stock and our assumption of certain liabilities. Net America, Inc. subsequently agreed to be renamed A1 Internet, Inc. and agreed to assign and transfer to us all of its right, title and interest in the name "Net America." A1 Internet was organized in April 1997 for the purpose of providing
Internet-based   products  and  services  to  small  and  medium-sized  Internet providers.

         We determined in March 1999 that it was not in our best interest to complete the purchase of A1 Internet's stock after A1 Internet acknowledged that certain representations made to us in the acquisition agreement were inaccurate. Consequently, on March 16, 1999, we entered into an agreement with A1 Internet to abandon the stock purchase. Nevertheless, in pursuing the proposed purchase between August 1998 and the end of March 1999, we incurred the following costs:

o We made cash advances to A1 Internet for working capital in an aggregate principal amount of $1,631,188;

o We issued 179,418 shares of our common stock to settle and discharge obligations owed by A1 Internet to creditors;

o We issued 13,768 shares of our common stock and/or paid $10,534 to certain private investors of A1 Internet who had invested and paid $32,563 to A1 Internet before we terminated our acquisition agreement with A1 Internet; and

o We issued or agreed to issue certain shares of our common stock to compensate individuals and entities for ongoing services performed for our benefit and the benefit of A1 Internet.

         Therefore, as an additional provision in the recision agreement, A1 Internet agreed to repay certain of the costs we incurred prior to the recision. As part of its plan to repay the costs, A1 Internet informed us that it had entered into an agreement with another prospective acquiror, Halo Holdings of Nevada, Inc., to sell substantially all of its assets in exchange for shares of common stock and assumption of certain liabilities, including A1 Internet's obligations to us. In September 1999, after further negotiations, we ultimately agreed with A1 Internet to the following settlement of A1 Internet's obligations to us:

o We retained the rights to the name "Net America," including all rights to the internet domain name "netamerica.com;"

o NetAmerica assigned to us 100,000 shares of Halo (now named A1 Internet.com Inc.) restricted common stock (at the time of
              transfer,   the  shares  had  a  market  value  of   approximately
              $631,250);

o

              We agreed to pay $85,016 to the Internal Revenue Service in satisfaction of A1 Internet's obligations for unpaid 1998 payroll taxes;

o We agreed to deliver 23,305 shares of our common stock to settle certain A1 Internet obligations; and

o All parties agreed that all of our further obligations to issue stock or options were cancelled.

         In May 1999, we incorporated Telenisus Corporation, a Delaware corporation, as one of our wholly owned subsidiaries. Telenisus is a development stage company that is seeking to become a single source provider of secure and reliable Internet-based business-to-business services to corporate customers, carriers, Internet service providers and marketers of telecommunications services. Through acquisitions and internal business development, Telenisus seeks to develop a full suite of Internet and data network management tools that will enable customers to increase productivity, to reduce costs and to access a wide range of Internet, e-commerce, security and communication applications from a one-stop network service delivery provider.

         On July 6, 1999, we acquired 100% of the outstanding stock of Rate Exchange, Inc., a Colorado corporation, through a merger into Rate Exchange (Delaware), Inc., dba RateXchange, Inc., one of our wholly owned Delaware subsidiaries. The Delaware subsidiary was the surviving entity. We paid 575,000 shares of common stock and $450,000 in a note that is due one year from the date of closing. On July 23, 1999, RateXchange entered into an agreement with a consultant for market development expertise as applied to the telecommunications market. In exchange for these services, RateXchange has agreed to issue up to 10% of its common stock. On September 15, 1999, RateXchange and Donald Sledge entered into an employment agreement under which RateXchange agreed to grant Mr. Sledge an equity position of up to 10% of RateXchange's outstanding stock through a stock purchase right. When, and if, common stock is issued under the consultant and employment agreements, it will reduce our percentage ownership interest in RateXchange to approximately 80%.

         RateXchange is a development stage business-to-business, e-commerce company seeking to develop new transaction services for the estimated $1 trillion international market for telecommunications services. RateXchange has operated an Internet-based lead generation service for trading in international long-distance minutes, IP telephony minutes and IP bandwidth since January 1998. The lead generation service has registered more than 2,000 members and facilitated more than 400 offline transactions for 500 million minutes. RateXchange historically has generated minimal revenues from these lead-generation services and from the collection and dissemination of telecommunications market data.

Results of Operations for Three Months Ended September 30, 1999 Compared to September 30, 1998

         The  following  table   summarizes  our  results  of  operations  as  a
percentage of net sales for the three months ended September 30, 1999 and 1998.


                                                                               Three Months Ended
                                                                                    September
                                                                      --------------------------------------
                                                                         1999                     1998
                                                                      -----------               ------------
Revenue                                                                   $43,782                    $ 0
Expenses (including Selling, General & Administrative)                 $1,514,375                 $8,137
Net Income (Loss)                                                     $(1,468,177)               $(8,137)

         Revenue:

         Revenues (interest income) for the three months ended September 30, 1999 were $43,782 compared to $0 for the three months ended September 30, 1998.

         Selling, General and Administrative Expenses:

         Selling, general and administrative expenses increased to $1,415,377 from $8,137 for the three months ended September 30, 1999 and 1998, respectively. The increase was due primarily to:

o        increased business development and acquisition activity,

o the expansion of our executive management team and the addition of certain advisors, and

o the addition of two operating subsidiaries this year compared to no operating subsidiaries for the same period last year.

         Net Income (Loss):

         During the three months ended September 30, 1999, we incurred losses of $(1,468,177) compared to losses of $(8,137) during the same period in 1998. Of the $(1,468,177) loss for the period were:

o        $184,776 in legal and professional fees,

o        $187,011 in outside services,

o        $673,289 in officer/director/consulting fees and salaries,

o        $75,000 in development costs,

o        $100,241 in travel expenses, and

o        $49,570 in recruiting expenses.

         Because we are in the early growth stage, we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

         Results of Operations for Nine Months Ended September 30, 1999 Compared to September 30, 1998

         The  following  table   summarizes  our  results  of  operations  as  a
percentage of net sales for the nine months ended September 30, 1999 and 1998.

                                                                                Nine Months Ended
                                                                                 September 30
                                                                     -----------------------------------
                                                                          1999                   1998
                                                                     ------------             ----------
Revenue                                                                  $94,590                    $ 0
Expenses (including Selling, General & Administrative)                $3,803,140                 $8,137
Net Income (Loss)                                                    $(3,706,134)               $(8,137)

         Revenue:

         Revenues (interest income) for the nine months ended September 30, 1999 were $94,590 compared to $0 for the nine months ended September 30, 1998.

         Expenses:

         Selling, general and administrative expenses increased to $2,947,961 from $8,137 for the nine months ended September 30, 1999 and 1998, respectively. The increase was due primarily to:

o        increased business development and acquisition activity,

o. the expansion of our executive management team and the addition of certain advisors, and

o the addition of two operating subsidiaries this year compared to no operating subsidiaries for the same period last year.

         Net Income (Loss):

         During the nine months ended September 30, 1999, we incurred losses of $(3,706,134) compared to losses of $(8,137) during the same period in 1998. Of the $(3,706,134) loss for the period were:

o        $618,122 in legal and professional fees,

o.       $796,474 in outside services,

o        $708,543 in officer/director/consulting fees and salaries,

o        $184,746 in development costs,

o        $244,186 in travel expenses,

o        $49,570 in recruiting expenses,

o        746,188 in bad debt, and

o        98,859 in depreciation and amortization.

         Because we are in the early growth stage, we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

Liquidity and Capital Resources

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.

         We had negative working capital of $(1,356,785) at September 30, 1999 compared to $461,954 on December 31, 1998. We currently have subscription receivables in the amount of $2,276,999 which we expect to collect in the next twelve (12) months. These receivables should be sufficient to cover our operations and working capital requirements for the next twelve (12) months. Nevertheless, we may be forced to seek additional financing sooner than expected.

         Our operating activities used $2,236,841 during the nine months ended September 30, 1999 due primarily to our:

o         operating losses,

o         increased business development, and

o         expansion of our executive management team.

         Our investing activities consumed $400,079 during the nine months ended September 30, 1998, primarily to purchase equipment and for the identification, acquisition and integration of acquisition targets.

         Financing activities generated $2,263,088 during the nine months ended September 30, 1999. Financing activities during the nine months ended September 30, 1999 consisted primarily of proceeds from sales of common stock. The proceeds of the sales of common stock were and will be used for acquisitions, business development, accounts payable, equipment purchases, and for general working capital. The various sales of common stock are as follows:

o Between November 1998 and March 1999, we sold a total of 1,817,813 shares of our restricted common shares to twenty-one accredited investors. The shares were sold at a subscription price of $1.60 per share (see discussion below on 50% bonus stock). After deducting the offering expenses related to the offering, we received $1,745,000 in cash, of which approximately $1,631,188 was advanced to A1 Internet as working capital and for debt repayment.

o In January 1999, we sold 666,574 shares of common stock to certain related parties at a price per share of $.10 for notes. In March 1999, we sold 2,557,500 additional common shares in a private placement offering at a price per share of $1.60 for notes (see discussion below on 50% bonus stock). As of September 30, 1999, we have collected a total of approximately $750,000 from note repayments from both the January and March offerings.

o In the second quarter 1999, we sold 496,188 shares of stock for $1.60 in a private placement (see discussion below on 50% bonus stock) and received a total of $794,300 net proceeds.

o In the third quarter 1999, we sold 50,000 shares of stock for $1.60 in a private placement and received a total of $80,000 net proceeds.

         After the A1 Internet recision agreement was reached, we authorized a stock adjustment bonus of 50% to all the investors who had purchased or loaned us money between August 1, 1998 and June 30, 1999. The stock bonus was awarded retroactively and made the effective purchase price of the private placement memorandum stock holders from $1.60 to $1.06.

         Through  our  operating   subsidiaries,   we  are  developing   various
Internet-based services and we are executing an overall business plan that requires significant additional capital for among other uses:

o         acquisitions,

o         additional equipment and facilities,

o         expansion into new domestic and international markets,

o         additional management and personnel, and

o         development of additional products and services.

        Furthermore, our funding of working capital and current and future operating losses will require additional capital investment. We do not currently possess a bank source of financing and we have not had any revenues. We are currently seeking financing, but there is no guarantee that such financing will be available. Should we not be able to arrange such financing in the next twelve
(12) months we may be forced to curtail or cease operations.

        Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Outlook

We have not had any long-term successful business operations and we are currently seeking additional funding to concentrate our efforts in developing Internet-based business-to-business e-commerce products and services. We are in an early stage of development and we are subject to all the risks inherent in the establishment of a new business enterprise. To address these risks, we must:

o         establish market acceptance for our products and services,

o         implement and successfully execute our business and marketing strategy

o         respond to competitive developments,

o         continue to develop and upgrade our technology,

o         continue to attract, retain and motivate qualified personnel, and

o obtain substantial additional capital to support the expenses of developing and marketing new products and services.

         We are also seeking to identify acquisition opportunities in the United States, Europe and other international markets where we can acquire majority interests in operating companies already offering one or more business-to-business e-commerce applications or services or other subscriber-based Internet or telecommunications services. Furthermore, we are interested in acquisition opportunities that would complement or expand our existing business. In addition to acquisitions of operating companies and the startup of new companies, we intend to identify companies with which we may enter into strategic relationships that may include a combination of exclusive and non-exclusive licensing agreements, marketing or co-marketing agreements and strategic minority investments. As of November 15, 1999, we do not have any binding agreements with respect to future acquisitions or strategic
relationships;   however,   we   are   continuing   to   investigate   potential
opportunities.

Telenisus Focus

         We believe that most mid-sized companies lack the internal resources to effectively combine advances in applications and bandwidth. We believe a large and growing market has emerged for an outsourced network services provider focused on delivering cohesive, cost-effective Internet services to small to mid-sized corporations and telecommunications service providers. Consequently, Telenisus is seeking to position itself to be a one-stop data and Internet network service provider to meet increasing demand for secure hosting, Internet provider network management and value-added network services.

         Based on the market opportunity for Telenisus's proposed products and services in North America, Europe and other international markets, we anticipate that Telenisus's business plan will require significant capital and human resources over the next 24 to 36 months. Because the capital requirements to fully execute the Telenisus business plan are greater than what we can contribute, Telenisus is currently seeking additional funding, which will result in dilution of our 100% ownership of Telenisus.

RateXchange Focus

         To better facilitate telecommunications transactions and to generate increased revenues, RateXchange has developed and intends to launch the
Real-Time Bandwidth eXchange through strategic relationships with one or more telecommunications carriers. The Real Time Bandwidth eXchange is a fully-transactional online bandwidth exchange with immediate fulfillment. The Real-Time Bandwidth eXchange will seek to manage transaction standards and create a switched delivery mechanism with on demand transit between switching hubs. RateXchange is thus seeking to become one of the first Internet based electronic marketplaces to automate end-to-end all aspects of a transaction between buyers and sellers of telecommunication commodities. Over the next twelve (12) months, RateXchange plans to focus its research and development efforts on applying the Real-Time Bandwidth eXhange and technology model to new commodities such as bandwidth, domestic long-distance minutes and Internet interconnectivity.

         The current environment for trading telecommunications bandwidth is marked by high search costs, high transaction failure rates and overall inefficiency. We estimate that 90% of all bilateral transactions fail, and fulfillment cycles average between 60 and 90 days. We believe there is a large and growing market opportunity for our automated bandwidth exchange, fueled by the growth of packet-switched networks, global deregulation and technology advances.

         Based on the market opportunity for RateXchange's proposed electronic exchange for telecommunications products and services in North America, Europe and other international markets, we anticipate that the RateXchange business plan may require significant capital and human resources over the next 24 to 36 months. In the event that the capital requirements to fully execute RateXchange's business plan are greater than what we can contribute, RateXchange may seek additional capital or other financial resources, which may result in dilution of our ownership of RateXchange.

Forward-Looking Statements

        This Outlook section, and other sections of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include:

o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

o         our   ability  to  raise   sufficient   capital   to  meet   operating
          requirements,

o various competitive factors that may prevent us from competing successfully in the marketplace,

o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations, and

o         other  risks  described  below  in  "Factors  That May  Affect  Future
          Results."

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-QSB will in fact occur.

Subsequent Events

Telenisus Financing

        On or about November 3, 1999, Telenisus announced a first closing of its first independent private placement financing. The common stock issued in this financing, together with stock issued in a Telenisus-subsidiary acquisition, reduced our percentage ownership interest in Telenisus to approximately 15%. Telenisus intends to use the proceeds of the financing to expand its management team and to accelerate development of its four service families: virtual private networks, managed firewall/security services, Web site and application hosting, and e-commerce. Telenisus is also negotiating partnerships and other acquisitions as a means to deliver its business Internet solutions to large and mid-sized corporate customers.

Collections of Private Placement Notes

         Between September 30, 1999 and November 15, 1999 we collected a total of approximately $275,000 from investor repayments of the notes issued by the investors in our January and March 1999 private placements.

Factors That May Affect Future Results

We Have No Significant Operating History.

         As a development stage company commencing business in the newly emerging and rapidly changing Internet and e-commerce industries, we are subject to all the substantial risks inherent in the commencement of a new business enterprise. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. Additionally, we have no significant business history. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

We Have Incurred Substantial Operating Losses and May Never Become Profitable.

         At September 30, 1999, our accumulated deficit since inception was $5,044,430. For the nine months ended September 30, 1999, we incurred net losses of $3,706,134. We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. Our expense levels are high and our revenues nonexistent. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future.

We Currently Have Limited Funds and Limited Sources of Liquidity.

         We require substantial capital to pursue our operating strategy and currently have limited cash for operations. Until we can obtain revenues sufficient to fund working capital needs, we will be dependent upon external sources of financing including, at times, direct external investments in our operating subsidiaries. We have no assurance that any additional financing will be available to us or our subsidiaries on favorable terms, or at all. To date, we have no internal sources of liquidity and we do not expect to generate any significant internal cash flow for the foreseeable future, if at all. We expect our current source of working capital to be from proceeds from our various private placement offerings. However, we can provide no assurance that the proceeds from the offerings will be sufficient to cover our cash requirements. If adequate funds are unavailable, we may delay, curtail, reduce the scope of or eliminate the expansion of our operations and/or our marketing and sales efforts which could have a material adverse effect on our financial condition and business operations.

As a Start-Up Company, Our Quarterly Operating Results May Fluctuate.

     Based on our business and industry and as a start-up company, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

o our ability to attract new customers at a steady rate and maintain customer satisfaction,

o         the demand for the products and services we intend to market,

o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

o the introduction of new or enhanced services by us or our competitors, and

o economic conditions specific to the Internet, e-commerce or all or a portion of the technology market.

As an Internet Company, We are in an Intensely Competitive Industry.

         The Internet and e-commerce industries are highly competitive, and have few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

         We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

o         the timing and market acceptance of our business model,

o         our competitors' ability to gain market control, and

o         the success of our marketing efforts.

The Future Success of Our Business Depends on Our Ability to Attract and Retain Qualified Personnel.

         Our  success  depends  in large part upon our  ability  to attract  and retain qualified management professionals and operations personnel. The inability to attract or retain personnel could have a material adverse impact on our results of operations. It is difficult to locate consulting professionals and technical and sales personnel with the combination of skills and attributes required to execute our strategy. Additionally, our consulting professionals and employees can terminate their employment at any time. Accordingly, we may be unable to continue to retain and attract qualified consulting professionals and employees.

Our  Business  is  Dependent  on  the   Maintenance   of  the  Public   Internet
Infrastructure.

         Our success will depend, in large part, upon the maintenance of the public Internet infrastructure as a reliable network backbone with the necessary speed, data capacity, and security. To the extent that the Internet continues to experience increased numbers of users, frequency of use, or increased requirements of users, we can provide no assurance that the Internet infrastructure will continue to be able to support the demands placed on it or that the performance or reliability of the Internet will not be adversely affected. In addition, the Internet could lose its viability as a form of media due to delays in the development or adoption of new standards and protocols that can handle increased levels of activity.

We Are Dependent on the Continued Growth of Online Commerce.

         Our success is substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon, and we can provide no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services over the Internet are subject to a high level of uncertainty and there exist few proven services or business models.

We Must Develop, Produce and Establish New Products and Services That Keep Up With Rapid Technological Change.

         The market for Internet professional services and business-to-business e-commerce is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

o develop and introduce new services that keep pace with technological developments and emerging industry standards; and

o         address the increasingly sophisticated and varied needs of customers.

         Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure would have a material adverse effect on our operating results and financial condition.

Our Operations May be Significantly Impaired by Changes in or Developments under
Domestic   or   Foreign   Laws,    Regulations,    Licensing   Requirements   or
Telecommunications Standards.

         We are not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. The adoption of such laws or regulations may decrease the growth of the Internet, which could, in turn, decrease the demand for our services and increase our cost of doing business. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws to the Internet could have a material adverse affect on our business.

The Volatility of Our Securities Prices May Increase.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

o         quarter to quarter variations in operating results,

o         adverse news announcements,

o         the introduction of new products and services, and

o         market  conditions  in  the  Internet-based   professional   services,
          business, and business-to-business e-commerce.

         In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock.

         We have a number of outstanding options. The exercise of all of the outstanding options would dilute the then-existing shareholders' percentage ownership of our common stock, and any sales in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options will likely exercise the options when we probably could obtain any needed capital on terms more favorable than those provided by these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

We May Have to Discontinue Use of the NetAmerica Name.

         A1 Internet agreed to assign and transfer to us all of its right, title and interest in and to the name "Net America." A search of the U.S. Patent and Trademark Office's registry revealed, however, that one or more other parties may have registered trademarks sufficiently similar to "Net America" and that those registrations could be a significant obstacle our registration, and continued use, of the name "Net America" and related tradenames. If we are forced to change our name at a time when we have established name recognition, our business may suffer.

Our Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources.

         Because our business is in an early development stage, our ultimate success depends on our ability to manage growth. In the future, we may have to increase staff rapidly and integrate new personnel into our operations without affecting productivity. We will have to ensure that our administrative systems and procedures are adequate to handle such growth. It is unclear whether our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to exploit our business plan. If our systems, procedures or controls are inadequate, our operations and financial condition will suffer.

Our Operations Will be Significantly Impaired if Our Systems Fail to be Year 2000 Compliant.

     The Year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates. The problem exists for many kinds of software, including software for personal computers and embedded systems.

     In assessing the effect of the Year 2000 problem, we have verified that all of our personal computers and software are Year 2000 compliant. At the time of selection of our critical applications software, we have requested and continue to request written confirmation from our software vendors that their products are Year 2000 compliant. The costs related to these efforts have not been and are not expected to be material to our business.

     We rely on outside vendors for utilities and telecommunications services. We do not intend to independently evaluate the Year 2000 compliance of the systems utilized to supply these services. We have received no assurance of compliance from the providers of these services. We can provide no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to our business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on our business.

     We have not currently developed a formal contingency plan to be implemented as part of our efforts to identify and correct Year 2000 problems affecting our internal systems. However, if we deem it necessary, we may take the following actions:

o         accelerated replacement of affected equipment or software,

o         short to medium-term use of back-up equipment and software,

o         increased work hours for our personnel, and

o         other similar approaches.

If we are required to implement any of these contingency plans, such plans could have a material adverse effect on our business.

     Based on the actions taken to date as discussed above, we are reasonably certain that we have or will identify and resolve all Year 2000 problems that could materially adversely affect our business and operations.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

         We previously reported in our June 30, 1999 Form 10-QSB that Gregory Martin, a former officer and director of A1 Internet, had named us in a lawsuit filed in the Superior Court of Washington (Civil Action No. 99-2-09171-0 SEA). In May 1999, we entered into a settlement agreement with Mr. Martin in which Mr. Martin agreed to dismiss the lawsuit if we agreed to (1) pay severance payments, (2) issue 50,000 shares of our common stock, and (3) issue stock options to purchase our stock in certain circumstances. The total cash paid in this settlement was approximately $25,000, with stock options issuable to Mr. Martin based on the successful ongoing contract negotiations with customer vendors. As of September 30, 1999, we have fulfilled all of our current obligations under the settlement agreement.

         We previously reported in our March 31, 1999 Form 10-QSB that we were involved in a dispute over a lease agreement signed for office space in Seattle, Washington related to the business of A1 Internet. As part of the settlement agreement with A1 Internet, A1 Internet agreed to assume all obligations related to the lease dispute.

         Other than those matters disclosed herein, there were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the nine months ended September 30, 1999. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

Item 2.       Changes in Securities.

         On July 6, 1999, we issued 575,000 shares of our restricted common stock to the shareholders of Rate Exchange, Inc. to acquire all of the outstanding stock of Rate Exchange, Inc. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

         In July and August 1999, we issued 50,000 shares of our restricted common stock to certain private placement investors at a price of $1.60 per share. We issued the shares to accredited investors only in reliance upon Rule 506 of Regulation D of the 1933 Act.

Item 3.       Defaults Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders

         The date of our 1999 annual shareholders meeting has been postponed to December 16, 1999. Since the 1999 annual shareholders meeting is scheduled for a date that is more than thirty days from the anniversary of our 1998 annual shareholders meeting, pursuant to Rules 14a-5(f) and 14a-8(c), shareholder proposals that are to be included in the proxy materials related to our 1999 annual shareholders meeting must be received at our principal executive offices on or before November 20, 1999.

Item 5.       Other Information

         On September 27, 1999, Gordon Reichard resigned as President and Chief Executive Officer of NetAmerica.com to become President, Chief Executive Officer and Director of Telenisus. Mr. Reichard will continue to serve as an advisor to the Company concerning our Internet and e-commerce operations.

         On September 27, 1999, our Board of Directors (1) appointed Donald Sledge to fill the directorship vacancy created by Mr. Reichard's resignation, (2) increased the authorized number of directors to five, and (3) appointed John Dixon to fill the newly created directorship. Mr. Sledge will also serve as the Chief Executive Officer and Chairman of the Board of RateXchange.

Item 6.       Exhibits and Reports on Form 8-K

                  (a)      Exhibits

       Exhibit No.                          Description
       -----------                          -----------

         3.1 Certificate of Incorporation for NetAmerica.com Corporation, as amended.
         3.2      Amended and Restated Bylaws of NetAmerica.com Corporation.
        10.1 Agreement and Plan of Merger between NetAmerica.com Corporation and Rate Exchange, Inc., dated June 1, 1999.
        10.2 Acquisition Agreement between NetAmerica.com Corporation and PolarCap, Inc., filed with the Form 8-K dated September 22, 1998, incorporated herein by reference.
        10.3 Employment Agreement between NetAmerica.com Corporation and Edward Mooney.
        10.4 Employment Agreement between NetAmerica.com Corporation and Douglas Cole.
        10.5      Employment  Agreement  between  RateXchange,  Inc.  and Donald
        Sledge.
        27.1      Financial Data Schedule.
                  (b)  Reports on Form 8-K.
                      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of November,1999.
-------------------------------------

                           NETAMERICA.COM CORPORATION




                                  By:/s/Douglas Cole
                                     ---------------
                                  Douglas Cole,
                                  Chief Executive Officer and
                                  Principal Accounting Officer

106320.10
                                  Exhibit Index

       Exhibit No.                Description
       -----------                -----------

         3.1 Certificate of Incorporation for NetAmerica.com Corporation, as amended.

        3.2       Amended and Restated Bylaws of NetAmerica.com Corporation.

        10.1      Agreement   and   Plan  of   Merger   between   NetAmerica.com
                  Corporation and Rate Exchange, Inc., dated June 1, 1999.

        10.2 Acquisition Agreement between NetAmerica.com Corporation and PolarCap, Inc., filed with the Form 8-K dated September 22, 1998, incorporated herein by reference.

        10.3 Employment Agreement between NetAmerica.com Corporation and Edward Mooney.

        10.4 Employment Agreement between NetAmerica.com Corporation and Douglas Cole.

        10.5     Employment  Agreement  between  RateXchange,  Inc.  and  Donald
                 Sledge.

        27.1     Financial Data Schedule.