Form 10-K
period 1999-12-31
NETAMERICA COM CORP
filed 2000-03-30
CIK 826683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  ------------

                                   FORM 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

                       COMMISSION FILE NUMBER 33-19139-NY

                                  ------------

                           NETAMERICA.COM CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                               11-2936371
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                Identification No.)

    TWO EMBARCADERO CENTER, SUITE 200
            SAN FRANCISCO, CA                             94111
 (Address of Principal Executive Offices)               (Zip Code)

                                 (415) 371-9800
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $483,945,000.

         The registrant had issued and outstanding 17,019,651 shares of its common stock on March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's 2000 proxy statement for its annual meeting of shareholders to be held on April 20, 2000.

================================================================================

                           NETAMERICA.COM CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

PART I
     ITEM 1.   BUSINESS....................................................................................    5
     ITEM 2.   PROPERTIES..................................................................................   12
     ITEM 3.   LEGAL PROCEEDINGS...........................................................................   12
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................   12
PART II
     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ......................   16
     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................................................   17
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF.....................................................   18
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................   18
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................   28
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................   29
               INDEPENDENT AUDITORS REPORT.................................................................   30
               CONSOLIDATED BALANCE SHEETS.................................................................   31
               CONSOLIDATED STATEMENTS OF OPERATIONS.......................................................   32
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................................   33
               CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................................   35
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................................   36
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........   44
PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............................................   44
     ITEM 11.  EXECUTIVE COMPENSATION......................................................................   44
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................   44
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................   44
PART IV
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................   45
     SUPPLEMENTAL INFORMATION TO BE FILED BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT
     TO SECTION 12 OF THE ACT .............................................................................   46
     SIGNATURES ...........................................................................................   47

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

        We are a pioneer in the development of business-to-business ("B2B") e-commerce for the telecommunications industry. We are a development stage B2B, e-commerce company seeking to develop new transaction services for the estimated $1 trillion international market for telecommunications services. We focus on developing, operating and maintaining liquid, efficient and automated online market services to trade bandwidth and other telecommunications products. Since its launch in January 1998, the RateXchange portal (www.ratexchange.com) has registered more than 5,000 members, and is currently growing at a rate of 200 new members per month. In February 2000, we announced the launch of the RateXchange Real-Time Bandwidth eXchange ("RTBX"). We believe RTBX is the first online exchange specializing in telecommunication bandwidth as a tradeable commodity. We also announced the opening of our first two delivery hubs in New York and Los Angeles where carriers will interconnect to the exchange. During 2000, we expect to commence other revenue-generating services such as RateXchange CustomAuctions for buying and selling of other telecommunications products and services and to open additional interconnection delivery hubs.

GENERAL DEVELOPMENT OF BUSINESS

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

        In September 1998, in connection with our strategy to acquire and consolidate Internet Service Providers ("ISP"), we also entered into an agreement with NetAmerica, Inc., a Washington corporation, pursuant to which we agreed to purchase the outstanding stock of Net America, Inc. Net America, Inc. subsequently agreed to be renamed A1 Internet, Inc. and agreed to assign and transfer to us all of its right, title and interest in the name "Net America." We determined in March 1999 that it was not in our best interest to complete the purchase of A1 Internet's stock after A1 Internet acknowledged that certain representations made to us were inaccurate. Consequently, on March 16, 1999, we entered into an agreement with A1 Internet to abandon the stock purchase and settle our differences.

        In 1999, we changed the name of the Company to NetAmerica.com Corporation. Shortly thereafter, we incorporated Telenisus Corporation, a Delaware corporation, as one of our wholly owned subsidiaries. Telenisus is a development stage company that is seeking to become a single source provider of secure and reliable Internet-based business-to-business services to corporate customers, carriers, ISPs and marketers of telecommunications services. Through acquisitions and internal business development, Telenisus seeks to develop a full suite of Internet and data network management tools that will enable customers to increase productivity, to reduce costs and to access a wide range of Internet, e-commerce, security and communication applications from a one-stop network service delivery provider.

       On or about November 3, 1999, Telenisus announced the closing of its first independent private placement financing. The common stock issued in this financing, together with stock issued in a Telenisus-subsidiary acquisition, reduced our percentage ownership interest in Telenisus to less than 10%. Telenisus used the proceeds of the financing to expand its management team and to accelerate development of its four service families: virtual private networks, managed firewall/security services, Web site and application hosting, and e-commerce. Telenisus is focused on delivering its business Internet solutions to large and mid-sized corporate customers.

        On July 6, 1999, we acquired 100% of the outstanding stock of Rate Exchange, Inc., a Colorado corporation, through a merger into RateXchange, Inc., our wholly owned Delaware subsidiary. The Delaware subsidiary was the surviving entity. We paid 574,998 shares of common stock and $450,000 in a note that was due one year from the date of closing. This note is now fully paid. On July 23, 1999, RateXchange entered into an agreement with a consultant for market development expertise as applied to the telecommunications market. In exchange for these services, RateXchange agreed to issue up to 10% of its common stock based on successful completion and delivery of certain software. As of the date of this report, no shares of RateXchange, Inc. have been issued under the consultant agreement and the parties are in discussions regarding termination of this agreement.

        On September 15, 1999, RateXchange and Donald H. Sledge entered into an employment agreement under which RateXchange agreed to grant Mr. Sledge an equity position of up to 10% of RateXchange's outstanding stock through a stock purchase right. RateXchange has now agreed to repurchase Mr. Sledge's equity as part of our restructuring.

        RateXchange is a development stage B2B, e-commerce company seeking to develop new transaction services for the estimated $1 trillion international market for telecommunications services. RateXchange has operated an Internet-based lead generation service for trading in long-distance minutes, telephony minutes and bandwidth since January 1998. As of March 2000, the lead generation service has registered more than 5,000 members and facilitated more than 900 offline transactions. RateXchange historically has generated minimal revenues from these lead-generation services and from the collection and dissemination of telecommunications market data.

        On February 7, 2000, we announced our intention to change our name to RateXchange Corporation (subject to shareholder approval) and to focus our efforts on the business of RateXchange, Inc. As part of our restructuring, Donald H. Sledge agreed to serve as our Chairman and CEO.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

        This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, including, among others, those statements preceded by, followed by or including the words "believes," "expects," "anticipates" or similar expressions.

        These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include:

        - changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

        - our ability to raise sufficient capital to meet operating requirements,

        - various competitive factors that may prevent us from competing successfully in the marketplace, and

        - changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

PRODUCTS & MARKETS

        We initially anticipate revenue from four sources:

        1. Transaction fees on trades executed through RTBX, typically generated as commissions paid by both buyer and seller upon each trade;

        2. Service fees for CustomAuctions paid by the offeror for holding an Auction Event;

        3. Exchange membership fees which entitle members to trading privileges and Web-based, premium marketplace information services; and

        4. Advertising revenues from exchange members or suppliers purchasing advertising banners for display on the RateXchange portal.

We have developed an efficient and flexible exchange platform based upon robust and open technical architecture, proprietary intellectual property, and strategic customer relationships to facilitate business-to-business trade through our three primary online exchange services:

EXCHANGE                       B2B TELECOM
SERVICE                        PRODUCTS TRADED         KEY BENEFITS TO EXCHANGE PARTICIPANTS
----------------------------   ----------------------  --------------------------------------
                               Minutes, VoIP           -    Free leads for standard products
Lead Generation                Bandwidth, Co-location  -    Community-building
                                                       -    Open access to real time market info

Real-Time Bandwidth eXchange   Bandwidth (standard     -    Anonymous trading
(RTBX)                         increments ranging      -    Managed credit, settlement & delivery
                               from DS1 to OC-x)       -    Spot and Forward trading
                                                       -    Effective risk and yield management

RateXchange                    Blocks of Bandwidth,    -    Large market of prequalified competitive
CustomAuctions                 Minutes, Internet            bidders
                               Access, etc.            -    Reduced time & cost of sales
                                                       -    RateXchange contract & market design allows
                                                            specialized transactions

        From inception, we have believed that inefficiencies in the global telecommunications marketplace cost carriers (and their customers) billions of dollars in operating costs and missed business opportunities. Due to the explosive growth of the Internet, e-commerce and other forms of data and bandwidth intensive transmissions and the increasingly competitive nature of global telecommunications, we believe that participants in telecommunications market will increasingly seek to maximize the efficiency and speed of their buying and selling of bandwidth and other telecommunications products and services. Telecommunications transactions, in general, are hindered by lack of standardized contracts and the traditional requirement to negotiate every aspect of interconnection, delivery, quality of service, payment and settlement terms, terms and conditions, and dispute resolution. Lack of adequate, real-time market pricing information has also resulted in many tiers of arbitrage, which results in further market inefficiencies. While others, including some of our competitors, have created online sites which mirror and perpetuate this inefficient, arbitrage-based market, we believe we have created a new paradigm which reflects the "commoditization" of bandwidth and certain other telecommunications products and services.

        In order to increase participation by buyers and sellers of telecommunications products in this more efficient marketplace, we are introducing an evolutionary model to educate the industry and to encourage membership in the RateXchange portal. Since the telecommunications industry is highly competitive and buying decisions are almost entirely based on even small pricing differentials, we seek market entry and awareness by focusing on acquiring and publishing real time pricing information. Our pricing indices are regularly quoted and relied upon by industry publications and industry professionals. We intend to use our various exchange platforms and products to enable participants to benefit from equal, real time access to accurate pricing information. These existing and planned exchange platforms include:

LEAD-GENERATION SERVICES (COMMENCED DECEMBER 1997)

        The RateXchange lead-generation service has built an online community of capacity traders. Registration for the service is free and available to capacity suppliers and buyers or their direct representatives. Members post bids and offers in an electronic format and members' identities are kept anonymous. When a member wishes to accept a bid or offer and engage in a transaction, our traders manually introduce the parties to generate the lead. We currently operate lead generation for basic, non-delivered products as a non-revenue generating service to build membership and traffic to our portal and to educate active exchange participants about the additional benefits of online trading.

REAL-TIME BANDWIDTH eXCHANGE (RTBX) (COMMENCED FEBRUARY 2000)

        Deploying an online bandwidth exchange is the cornerstone of the RateXchange business-to-business e-commerce strategy. On the RTBX, carriers and capacity users establish memberships, adhere to terms and conditions established by us for telecommunications performance standards and financial terms, and trade in the exchange's multiple-user environment. To facilitate delivery of capacity traded on our exchange, buyers and sellers interconnect facilities at one or more of RateXchange's delivery hubs in the cities that comprise the natural termination points for major traffic corridors. In February 2000, we announced our opening of delivery hubs at major carrier interconnection facilities in New York and Los Angeles. Once interconnected, customers can buy or sell bandwidth with any other RateXchange member based on the standardized contractual and credit terms and conditions.

CUSTOMAUCTIONS (PLANNED COMMENCEMENT: MID-2000)

        We intend to develop a CustomAuctions service to facilitate the trade of products with specific product, geographic or financial requirements that are not covered by the RTBX. CustomAuctions service benefits include:

        1.  Providing specialized products to a large and pre-qualified market;

        2.  Significantly reducing time and cost of the transaction;

        3. "Book-building" process to assure matching of supply/demand to contract and market design; and

        4. Market and contract design to assure optimal price discovery in auction events.

We anticipate the first CustomAuctions auction event to be held during the year 2000.

COMPETITIVE CONDITIONS

        Products, services and geographic location define the competitive landscape for online bandwidth trading. At this stage in the telecommunications exchange industry's development, we believe first-mover advantage is significant. Because participation in a real-time bandwidth exchange requires physical connection to one of the exchange's interconnection locations, once a carrier is connected, the cost of moving operations to a new exchange will be significant. In addition, building a critical mass of connected carriers creates a network effect, with each new connection enhancing the value of the service to all customers and raising the barrier to competition. For these reasons, we are focused on attracting large numbers of users to our exchange and in connecting significant numbers of carriers and other traders of bandwidth to our delivery hubs.

        We believe we are well positioned to compete effectively in this competitive landscape for three reasons:

                - NEUTRALITY - We believe that some of our competitors intend to take positions in their own exchanges as market makers. This will generate initial liquidity, but carrier reactions have been negative as these companies are perceived as competing with their own exchange customers.

                - FIRST-MOVER ADVANTAGE - We believe that we are one of the first bandwidth exchanges established in the United States and among the first in the world. We also believe that we are currently one of the only United States exchanges that:

                 - Provides a neutral bandwidth exchange with no other lines of business;

                 -  Provides delivery hubs in more than one region; and

                 -  Provides a spot and forward contract exchange.

                - INDUSTRY EXPERIENCE - Our management team's knowledge of key industry participants in the core market and expertise in telephony and financial markets adds credibility and reduces time to market.

COMPETITORS

        The companies currently in the online bandwidth trading market fall into three categories: real-time exchanges, clearinghouses and lead-generation services. We plan to operate primarily in the first category but will operate services in other categories. Another category, offline brokers, also competes with the new paradigm of online bandwidth trading.

              -       ELECTRONIC EXCHANGES

                      RTBX is an online electronic exchange. In the real-time exchange model, a neutral third party operates an Internet-based exchange with integrated real-time delivery of capacity bought and sold. Members trade online on a route-by-route basis with variable terms. The exchange provides a trading forum and facilitates the transaction between buyer and seller, maintaining anonymity, and providing billing and settlement services, quality assurance and the physical delivery hub to fulfill the transaction. A typical business model involves a fee for initial connection to the delivery hub, exchange membership fees and commissions on each transaction completed on the exchange.

              -       CLEARINGHOUSES

                      Clearinghouses differ from exchanges in that they aggregate supply and demand (sometimes taking a speculative position in the market) and contract directly with buyers or sellers, rather than facilitating a relationship between the two. In the current telecom market, clearinghouses often also act as carriers, providing transit over their own networks and least-cost routing services. Despite the cost advantages of least-cost routing, many buyers are uncomfortable ceding control of route selection to a third party or an automated system. Most clearinghouse services deal only in IP telephony minutes, a market that is small at the moment but growing rapidly.

              -       LEAD-GENERATION

                      Companies in the lead-generation category, including our own lead-generation service, provide an opportunity for buyers and sellers to identify trading opportunities through online listings. The buyers and sellers then complete their deals offline, paying a commission back to the listing service upon completion of the deal. In contrast to real-time exchanges and clearing houses, lead-generation services do nothing to reduce the typical 60-90 day fulfillment cycle. They also typically depend on the "honor system" for buyers and sellers to send commissions back to the lead-generation service. Though not directly challenging to us, some lead-generation services include geographic areas complementary to our initial targets.

              -       AUCTIONS

                      While Clearinghouse models employ an auction market design into their least-cost routing mechanism, there is only one other competitor that we know of that provides a service similar to our CustomAuctions. This competitor is believed to have held at least one auction but is not believed to have provided the contracting or market design components and the auction was not a web-based event.

              -       OFFLINE BROKERS

                      As with any technological change, online bandwidth trading must compete with established practices and routines. In this case, some carriers do their own buying and selling through bilateral transactions while others rely on brokers. The most successful brokers act as agents for a small clientele of carriers, assisting them in buying and selling certain routes for a commission estimated at $0.0025 to $0.005 per minute. We will seek to attract some of these brokers to become traders through RTBX.

TARGET CUSTOMERS

        The market for domestic and international bandwidth includes dominant major Tier 1 carriers such as AT&T and MCI WorldCom as well as wholesale-only carriers, resellers, brokers and large multinational corporations. Customer interviews, surveys and a review of the industry press have yielded the following observations:

        -   Customers have significant frustrations with the current process;

        -   Customers see benefits to trading with us;

        - Customers have indicated willingness to interconnect with us and are willing to pay for our services; and

        - In addition to carriers, large corporate users of bandwidth and telecom products may become direct users to purchase selected bandwidth on a domestic or international city-to-city basis.

        We anticipate that some early participants in the RTBX will be the large inter-exchange carriers that are seeking ways to reduce sales inefficiencies and take advantage of a new sales channel. These carriers have large and sometimes costly sales forces aimed at the wholesale, ISP, and enterprise markets (the Fortune 500). Selling bandwidth through us should allow carriers and ISPs to serve additional market segments where they have less success due to the cumbersome contract process, interconnection inefficiencies or where it may not be financially prudent to use sales resources to sell low end products such as DS-1 and DS-3 private lines. Our products may also allow carriers to serve additional market segments, without re-directing, retraining or redeploying their workforce. Because our members seeking to sell bandwidth and other products will be required to agree to quality standards prior to interconnection, we expect that the willingness of buyers to trade in our online environment may be enhanced.

        We believe that international carriers and ISPs seeking to expand their operations into the United States may also be early participants in the bandwidth markets. Many of these companies want to enter the United States marketplace without the appearance that they are partnering with a particular United States carrier. Initially, second- and third-tier carriers may buy through us to obtain the best market pricing and to ensure a guaranteed connection timeframe. We estimate that as acceptance of our exchange grows, large ISPs and enterprises with strategic applications that require bandwidth for a guaranteed period of time may use us to ensure access to bandwidth at the required time of their application.

        Initial buyers on our portal are expected to be small carriers, new carriers, resellers and ISPs. We will offer these buyers easy access to large carriers and their product offerings at competitive prices. Buyers will have identical access, no matter their size or expertise, to the same competitive products, prices and quality standards. Some of the new carriers interested in this model are expected to include international telecommunications companies entering the United States marketplace.

INDUSTRY INFORMATION

INDUSTRY OVERVIEW

        At least one analyst estimates the market for bandwidth trading will reach $12 billion in traffic with orders of magnitude greater in traded volume in 5 years. Some analysts go further to predict that the competitive, or tradable, market for communications bandwidth will exceed $400 billion in 2005, surpassing the competitive worldwide market for electricity and gas.

SUITABILITY OF TELECOMMUNICATIONS FOR BUSINESS-TO-BUSINESS E-COMMERCE

        - LARGE ADDRESSABLE MARKET - Annual global spending on telecom services is currently $726 billion and is expected to grow to $1 trillion by 2001. Technology and deregulation continue to transform the telecommunications market from a closed industry made up of localized monopolies to an increasingly competitive marketplace. Formerly state-owned carriers must both defend their own markets and pursue opportunities abroad to remain competitive. Both new and legacy carriers are taking advantage of rapid advances in technology to build new networks with drastically lower costs of operation. Liberalization of telecommunications, most recently with the World Trade Organization agreement in which 70 countries, comprising 90% of telephone users, is allowing carrier competition. The number of carriers licensed to trade international voice traffic in the United States alone has doubled in each of the past three years to well over 1,200.

        - LOW TECHNOLOGICAL BARRIERS. - Most telecommunications professionals are sophisticated users and present no barrier to adoption based on innovations in software or hardware.

        - BANDWIDTH IS A PERISHABLE COMMODITY - If bandwidth is not utilized as an asset, the return on that asset is lost. Traditionally, perishable commodities have been liquidated at a great loss to the seller. We estimate that bilateral trading of bandwidth has resulted in a loss equal to the market value of excess capacity.

        - MARKET FRICTION AND INEFFICIENCY - Carriers are increasingly seeking to use partnerships and outsource agreements to quickly gain access to new markets or to alleviate congestion in their current networks. These are the market drivers behind the rapidly growing spot and forward markets. However, despite advances in hardware and software technologies and increasing network interconnection, telecommunications transactions remain inefficient due to legacy business processes still utilized by carriers of all sizes.

TELECOMMUNICATIONS CAPACITY AS A BUSINESS-TO-BUSINESS COMMODITY

        We believe that bandwidth demonstrates the qualities of a successful tradable commodity. In order for a commodity to be successfully traded through e-commerce, there needs to be a need or desire, economic or otherwise, to promote trading, a sufficient number of buyers and sellers, standardization of the commodity, and a physical ability to deliver the traded commodity.

        We also believe there are a sufficient number of buyers and sellers to support telecom bandwidth capacity as a commodity. The current trading methods in bandwidth are quite inefficient given the multiple national and global networks with approximately 10,000 potential buyers, including more than 6,000 ISPs. With such a large universe of potential buyers and sellers, we believe it is atypical that a buyer or seller has achieved their best possible price using the current bilateral, telephone-based, purchasing and selling approach.

        Our hub approach further standardizes the trading points around delivery hubs where large amounts of product are already traded. This hub approach has proven very successful in natural gas (i.e., Henry Hub, Chicago and Perriem Basin as the three big pool points) and in electricity (i.e., New York power pool and Bloomberg's hub market such as the Western PJM Hub). An effective exchange market requires an efficient delivery system and our delivery hubs are expected to fulfill this requirement by establishing seamless delivery capability at the traded points.

        It is an economic axiom that all markets for services and commodities are finite. Bandwidth is not a storable commodity; thus creative pricing mechanisms will be played against one another until some predictability and experience is gained. As demand approaches marginal costs, and suppliers, jointly or in unison, move to limit supply, prices will approach equilibrium, increasing volatility and furthering the online trading solution as the best means to manage risk.

        Finally, our approach of standardizing contracts (i.e., DS-1 and DS-3 monthly and yearly contracts), trading rules, settlement, scheduling, billing, credit management and managed delivery should further enhance online trading of bandwidth.

INTELLECTUAL PROPERTY

        We have applied for several trademarks covering specific businesses and products offered on our internet web site. We also hold several software licenses that are critical to our ongoing business. We do not have any patents or franchises.

RESEARCH & DEVELOPMENT

        We conduct on-going research in the areas of commoditization of telecommunications bandwidth in evolving pricing models for bandwidth and other telecommunications products and services, and we are developing future products and services based on this research. During 1999, we estimate that we spent approximately $100,000 to commission proprietary university-based and private sector research in these areas. Prior to 1999, we did not have any significant expenditures for research and development.

EMPLOYEES

        As of March 27, 2000, NetAmerica.com and its subsidiaries employed approximately thirty (30) people. We believe our relations with our employees are good. Our employees are not subject to any collective bargaining agreements.

ITEM 2. PROPERTIES

        Our principal facility is located at 185 Berry Street, Suite 3515, San Francisco, California. We hold a lease on this facility. We believe that this property is suitable for our immediate needs; however, we may expand our facilities or relocate in the future.

ITEM 3. LEGAL PROCEEDINGS

        On February 3, 2000, we filed a lawsuit against Waave Telecommunications, Inc. in the San Francisco County Superior Court (Case No. 309608). Other defendants named in the lawsuit include Robert W. Ingraham, Gran Columbia Resources, Inc. (aka Waave Telecommunications, Inc.) and Does One through Fifty. The lawsuit involves claims for breach of contract, promissory estoppel, fraud and deceit, intentional interference with a contract and prospective economic advantage, and unfair and unlawful business practices. We are seeking in excess of $1 million in compensatory damages, exemplary damages, interest and attorneys fees.

        On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and us in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a settlement agreement between A1 Internet, Concentric and us. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. We have issued 23,305 shares of our common stock for settlement of this dispute and we do not believe that any additional compensation will be required to resolve this lawsuit.

        Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our annual meeting of shareholders on December 16, 1999. During the meeting, holders of 7,659,141 shares, out of 13,645,156 shares outstanding on the record date, attended either in person or by proxy. With respect to the election of the Board of Directors, shareholders cast all of the 7,659,141 shares present and entitled to vote, with the following results: 7,659,141 votes in favor of the appointment of Douglas D. Cole, John Dixon, Douglas Glen, Edward
P. Mooney and Donald H. Sledge as directors of the Company, 0 votes against and 0 abstentions.

        With respect to the approval of our 1999 Stock Option Plan, shareholders cast all of the 7,659,141 shares present and entitled to vote, with the following results: 7,658,641 votes in favor of approval of the 1999 Stock Option Plan, 500 votes against and 0 abstentions.

        With respect to the ratification of the appointment of independent auditors, shareholders cast all of the 7,659,141 shares present and entitled to vote, with the following results: 7,658,941 votes in favor of ratification of the appointment of Crouch, Bierwolf & Chisholm as our independent auditors for the fiscal year ending December 31, 1999, 200 votes against and 0 abstentions.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding our executive officers as of March 27, 2000:

Name                       Age                                Position
----------------           ---         ------------------------------------------------------
Donald H. Sledge            59         Chairman of the Board of Directors and Chief Executive Officer
Ross Mayfield               29         President
Paul Wescott                42         Executive Vice President and Chief Operating Officer
Philip Rice                 42         Executive Vice President and Chief Financial Officer

---------------------

Donald H. Sledge

        Mr. Sledge was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company in February 2000. He has been a member of the Board since September 1999. Mr. Sledge also serves as an officer of RateXchange, Inc. Previously, he served as President and Chief Executive Officer of TeleHub Communications Corporation, a next generation ATM-based telecommunications company. From 1994 to 1995, Mr. Sledge was President and Chief Operating Officer of WCT, a $160 million long-distance telephone company that was one of Fortune Magazine's 25 fastest growing public companies before it was acquired by Frontier Corporation. Mr. Sledge has also served as:

        - the head of operations for New T&T, a Hong Kong-based start-up company competing with Hong Kong Telephone,

        - the Chairman and Chief Executive Officer of New Zealand Telecom International,

        - a member of the executive board of TCNZ, where he led privatization and public offerings,

        - the managing director of New Zealand's largest operating telephone company, Telecom Auckland Ltd., and

        - the President and Chief Executive Officer of Pacific Telesis International.

One of the subsidiaries of TeleHub Communications, TeleHub Network Services Corporation, filed for bankruptcy several months after Mr. Sledge resigned from TeleHub. Mr. Sledge holds a Master of Business Administration degree and a Bachelors of Arts degree in Industrial Management from Texas Technological University.

Ross Mayfield

        Mr. Mayfield was appointed President of the Company in February 2000. He is a co-founder of RateXchange, Inc. and has also served as an officer of RateXchange, Inc. since July 1999. Mr. Mayfield was previously the marketing director for a privately held telecommunications group in the Baltic States and was the lead manager of the group's initial public offering. He founded:

        - a Web design/software development company headquartered in Tallinn, Estonia, and

        - an Internet service provider that provides access on cable TV networks in Estonia and Lithuania.

Mr. Mayfield is also a former foreign and telecommunications policy advisor to the Office of the President of Estonia and started his career in the nonprofit sector in Washington DC. Mr. Mayfield holds a Bachelor of Arts degree in Political Science from the University of California at Los Angeles (UCLA).

Paul Wescott

        Mr. Wescott was appointed Executive Vice President and Chief Operating Officer of the Company in February 2000. He has also served as an officer of RateXchange, Inc. since September 1999. Prior to joining RateXchange, Inc., Mr. Wescott was the vice president of marketing and interim Chief Executive Officer of TimeShift, a business-to-business e-commerce company that provides telecommunications carriers with a real-time transaction-processing network for deploying and billing new services. He has 18 years of competitive telecommunications experience with Sprint in marketing, business development, sales, operations, product development, external affairs and network planning. Following the passage of the Federal Telecommunications Act of 1996, Mr. Wescott was responsible for the deployment of Sprint's competitive local exchange carrier (CLEC) in a seven-state region. Previously, he developed joint marketing programs and new national distribution channels for both the consumer and small business markets. Mr. Wescott has a Bachelor of Arts degree in history from the University of California at Berkeley and a Master of Business Administration degree in finance from the University of San Francisco.

Philip Rice

        Philip Rice was appointed Executive Vice President and Chief Financial Officer in March 2000. Mr. Rice was previously Vice President and Treasurer for Transamerica Corporation, a diversified financial services company. Mr. Rice was part of Transamerica's Senior Management and was head of the Treasury Department, responsible for all corporate treasury functions including finance, debt management, cash management, risk management, capital markets, securitization and asset liability management. Prior to joining Transamerica, Mr. Rice headed Atlas-Pleiades Partners, an investment firm he founded in San Francisco. Prior to forming that company, Mr. Rice held senior financial management positions with several firms including SBC Warburg, Goldman Sachs and AIG Financial Products Corporation. Mr. Rice received his Bachelor of Arts degree from Williams College, where he was elected Phi Betta Kappa and received the Horace Clark Prize for outstanding scholarship. He also holds a Master of Business Administration degree from the University of California, Berkeley, where he received the ARCO Prize for outstanding scholarship

OTHER KEY EMPLOYEES

        Russell Matulich, 36, is Vice President of Sales and Marketing. We hired Mr. Matulich in 1999. From 1998 until 1999, as the vice president of global sales and marketing for WorldPort Communications, Mr. Matulich managed a global sales force that targeted carriers, high-end corporate accounts and ISPs, primarily in Europe. Prior to that, Mr. Matulich held the position of Vice President of Regional Sales at Frontier Telecommunications, where he recruited and hired one of the highest producing carrier sales forces in the nation and was awarded Frontier's highest sales award. From 1996 until 1997, Mr. Matulich was Vice President of the West Region at Citizen Communications. Mr. Matulich has over 15 years of experience in the development, implementation and management of marketing programs for both start-up venture and established telecommunications corporations competing in international markets.

        J. Terry Ginn, 54, is Vice President of Software Engineering and Development, responsible for developing the architecture and the platform on which RTBX will operate. We hired Mr. Ginn in 1999. Mr. Ginn performs a leadership role in the engineering of the RateXchange Web site and other services. Previously the Director of Engineering of SRI International from 1993 until 1999, Mr. Ginn was responsible for profit and loss for multiple programs, with additional responsibilities including planning, marketing, program management, operations and personnel management. With software skills acquired from developing over 1 million lines of code in multiple operating systems and languages, he has a broad range of competencies in software design and engineering. While working at Hughes Aircraft Company, Mr. Ginn performed initial systems requirements analysis and design using object-oriented techniques, and he developed software processes and procedures at Lockheed Sanders. Mr. Ginn holds a Bachelor of Science degree and a Master of Science degree in Mathematics from the University of Kentucky.

        R. Nick Cioll, 41, is the Vice President of Trading Operations. He supervises the development and implementation of our credit, settlement and payment mechanism for bandwidth trade. We hired Mr. Cioll in 1999. Mr. Cioll has over 10 years of broad-based senior management experience in finance, international business development and marketing, strategic planning, mergers and acquisitions, initial and secondary public financings, and strategic planning in the electricity, energy, chemicals, metals and e-commerce industries. As Vice President of Automated Power Exchange until October 1999, Mr. Cioll was responsible for leading the sales and marketing group in a company that is a private developer of power exchanges and business-to-business e-commerce for electricity. During this time he led development of Automated Power Exchange's marketing strategies and tactical plans to expand the business. From 1995 to 1998, Mr. Cioll was the Director of Business Development at Kaiser Aluminum. Mr. Cioll has a Bachelor of Science degree in economics from Louisiana State University and a Master of Science in finance and Master of Business Administration degree from the University of New Orleans. He is also a licensed Certified Public Accountant.

                                    FORM 10-K

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

        Our common stock trades on the OTC Bulletin Board under the symbol "NAMI." The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated, as reported by OTC. Prior to December 18, 1998, there was no known public trading in our common stock. Quotations represent inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                       HIGH           LOW
                                      ------        -------
                  1999
                  Fourth Quarter      $8 7/8        $3 3/4
                  Third Quarter        6 3/4         4 3/8
                  Second Quarter       7 1/4         5 1/2
                  First Quarter        6 7/8         4 1/2

                  1998
                  Fourth Quarter      $5 3/8        $4 1/2
                  Third Quarter          N/A           N/A
                  Second Quarter         N/A           N/A
                  First Quarter          N/A           N/A

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

        On March 27, 2000, there were 337 shareholders of record of our common stock. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

DIVIDENDS

        We do not presently pay dividends on our common stock. We intend for the foreseeable future to continue the policy of retaining our earnings to finance the development and growth of our business.

UNREGISTERED EQUITY SECURITIES SOLD DURING 1999

    - On January 2, 1999, we issued to certain related parties 916,574 shares of our common stock for $91,657 in notes. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - In January 1999, we issued to certain services providers 322,500 shares of our common stock for cost reimbursement. The costs were valued at $32,250. We issued the shares to accredited investors in reliance upon
        Section 4(2) of the 1933 Act.

    - In a private placement conducted between November 1998 and March 1999, we issued to certain private placement investors and related parties a total of 1,864,688 shares of our common stock for cash and 3,112,500 shares of common stock for notes at an effective purchase price of $1.07 per share ($5,115,100 net). We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - In March 1999, we issued to certain services providers 268,500 shares of our common stock for services. The services were valued at $287,233. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - Between March and May, 1999, we issued to A1 Internet creditors 193,186 shares of our common stock to settle and discharge obligations owed by A1 Internet to creditors. These obligations totaled $216,879. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - In March 1999, we issued to certain service providers 30,000 shares of our common stock for services valued at $32,000. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - In March 1999, we issued to certain services providers 30,000 shares of our common stock for $30,000 in notes. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - In a private placement conducted between May and June 1999, we issued to certain private placement investors a total of 515,188 shares of our common stock for cash at a price of $1.60 per share ($628,272 net). We issued an additional 122,518 shares (valued at $196,029) of our common stock as commissions in this private placement. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - On July 6, 1999, we issued 574,998 shares ($920,000 aggregate) of our common stock to the shareholders of Rate Exchange, Inc. to acquire all of the outstanding stock of Rate Exchange, Inc. We issued the shares to accredited investors in reliance upon Section 4(2) of the 1933 Act.

    - Between December 1998 and November 1999, we granted to our employees, officers, directors, consultants and advisors a total of 2,990,000 options and 625,000 warrants to purchase shares of our common stock at exercise prices ranging from $.05 to $2.75. We issued the shares in reliance upon Rule 506 of Regulation D and Section 4(2) of the 1933 Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

FOR THE YEAR                          1999            1998           1997          1996          1995
                                  ------------     -----------     ---------     ---------     ---------
Revenues                          $         --     $        --     $      --     $      --     $      --

Income (loss) from operations       (7,329,280)     (1,116,953)         (200)       (1,961)       (2,561)

Income (loss) per common share
        Basic                            (0.57)          (0.68)           --            --            --
        Diluted                          (0.57)          (0.68)           --            --            --

Average weighted number of
  common shares outstanding:
        Basic                       12,863,020       1,636,919       200,000       200,000       200,000
        Diluted                     12,863,020       1,636,919       200,000       200,000       200,000

AT END OF YEAR

Total assets                      $  2,749,222     $   878,146     $      --     $      --     $     211
Long-term debt, less current
portion                           $         --     $        --     $      --     $      --     $      --
Stockholders' equity              $    224,921     $   809,946     $    (200)    $  (1,300)    $  (5,689)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussions should be read in conjunction with our Consolidated Financial Statements contained herein under Item 8 of this report.

                                                Year Ended     Year Ended     Year Ended
                                                  Dec. 31,      Dec. 31,        Dec. 31,
                                                   1999           1998           1997
                                                -----------    -----------    -----------
Revenue:                                                 --             --          --
Expenses (including selling,
general and administrative)                     $ 7,474,757    $ 1,108,394       $ 200
                                                -----------    -----------       -----
Net earnings (loss)                             $(7,329,280)   $(1,116,953)      $(200)
                                                ===========    ===========       =====

RESULTS OF OPERATIONS

1999 VS. 1998

Revenue

        We have not generated any revenues since inception. The only income we generated during 1999 and 1998 was interest income on our subscription receivables. Interest income for 1999 was $151,276 as compared to $2,214 for 1998. The increase in interest income is attributable to the amount of subscription receivables carried during 1999 versus 1998. Most of the receivables have been collected and interest income from this source will be substantially less in future periods.

Expenses

        Our total expenses for 1999 increased substantially as compared to the previous period in 1998 because of the time period we had operations in 1999 as compared to 1998. Operations did not begin until September 30, 1998 (three months) as compared to operations for the full year of 1999. We did not engage in any ongoing business and incurred expenses related to finding and funding a development stage enterprise. We investigated many potential acquisition targets and succeeded in creating one entity, Telenisus Corporation, and acquiring another entity, RateXchange, Inc.

        We funded Telenisus Corporation with an original equity capitalization of $75,000 and loans that were repaid. We also covered certain of the Telenisus operating expenses that were not reimbursed. Further funding of Telenisus was completed on its own and did not affect our operations.

        RateXchange, Inc. is now our only operating subsidiary and during 1999, it was reliant primarily on our financing activities for its operations.

        Total expenses for 1999 were $7,474,757 for the year and consisted of the following:

        -   $1,537,300 for write down of goodwill;

        -   $863,750 for bad debt expense from advances to A1 Internet, Inc.;

        - $2,522,222 for legal, accounting, consulting and other operational expenses related to business development;

        -   $1,325,106 for payroll and payroll taxes;

        -   $501,839 for office and other administrative expenses;

        -   $342,762 for travel; and

        -   $381,778 for other miscellaneous expenses.

        Total expenses for 1998 related to operations since September 30, 1998 and only included the activity of NetAmerica.com because there were no subsidiaries operating in 1998.

1998 VS. 1997

Revenue

        We have not generated any revenues since inception. The only income we recorded in 1998 related to interest income of $2,214 which was from subscriptions receivable. There was no income for 1997 because we did not have any material operations in that year.

Expenses

        Total expenses for 1998 were $1,108,394 for the year and consisted of the following:

        -   $885,000 for bad debt expenses from advances to A1 Internet, Inc.;

        - $44,855 for the write down of goodwill from the purchase of PolarCap, Inc.; and

        -   $178,539 for other miscellaneous expenses.

        Total expenses for 1997 were $200 for miscellaneous expenses.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.

        We had negative working capital of $128,733 at December 31, 1999 compared to $461,954 on December 31, 1998. At December 31, 1999, we had subscription receivables in the amount of $1,787,531 which were due and payable in 2001. As of March 27, 2000, all subscription receivables were paid in full one year prior to the due date.

        Our operating activities used $2,827,690 during the twelve months ended December 31, 1999 due primarily to our:

        -   operating losses,

        -   increased business development,

        -   expansion of our executive management team,

        -   acquisitions and integration of acquisitions,

        -   identification and analysis of prospective acquisition candidates,

        -   legal, accounting and consulting expenses, and

        -   lease deposits and payments and other operating expenses.

        Our investing activities consumed $1,525,738 during the twelve months ended December 31, 1999, primarily to purchase equipment and for the identification, acquisition and integration of acquisition targets.

        Financing activities generated $4,276,527 during the twelve months ended December 31, 1999. Financing activities during the twelve months ended December 31, 1999 consisted primarily of proceeds from sales of common stock. The proceeds of the sales of common stock were and will be used for acquisitions, business development, accounts payable, equipment purchases, and for general working capital. The various sales of common stock are as follows:

        - Between November 1998 and March 1999, we sold a total of 1,864,688 shares of our restricted common shares to accredited investors. The shares were sold at an effective subscription price of $1.07 per share. After deducting the offering expenses related to the offering, we received $1,745,000 in cash, of which approximately $1,631,188 was advanced to A1 Internet as working capital and for debt repayment.

        - In January 1999, we sold 916,574 shares of common stock to certain related parties at a price of $.10 per share for notes. In March 1999, we sold 3,112,500 additional common shares as part of the above private placement offering at an effective price per share of $1.07 for notes. As of December 31, 1999, we collected a total of approximately $1,924,126 from note repayments from both the January and March offerings. As of March 27, 2000, all notes were repaid.

        - In the second quarter 1999, we sold 515,188 shares of stock for $1.60 per share in a second private placement and received a total of $628,272 net proceeds.

        Through our operating subsidiary, RateXchange, Inc., we are developing an overall business plan for a telecommunications bandwidth and services exchange that requires significant additional capital for among other uses:

        -   additional equipment and facilities,

        -   expansion into new domestic and international markets,

        -   additional management and personnel,

        -   development of additional products and services, and

        -   acquisitions.

       At year end, we determined that our funding of working capital and current and future operating losses would require additional capital investment. We do not currently possess a bank source of financing and we have not had any revenues.

       Subsequent to year end, we closed a $32.8 million private placement. We anticipate that these funds will be sufficient to facilitate our business plan and cover our operating expenses for the next twelve (12) months. Based on our planned expansion; however, we may need to seek additional funding in the future.

       Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

OUTLOOK

        Historically, we have not had any long-term successful business operations and we are concentrating our efforts in developing a new business model for business-to-business e-commerce products and services for the telecommunications sector. We are in an early stage of development and we are subject to all the risks inherent in the establishment of a new business enterprise. To address these risks, we must:

        - establish market acceptance for our online exchange and other products and services,

        - implement and successfully execute our business and marketing strategy,

        -   respond to competitive developments,

        - continue to develop and upgrade our exchange and delivery hub technology,

        -   continue to attract, retain and motivate qualified personnel, and

        - effectively manage our capital to support the expenses of developing and marketing new products and services.

        The foregoing contains forward-looking statements that involve risks and uncertainties, including but not limited to, changes in our business strategy, our inability to raise sufficient capital, general market trends and conditions, and other risks detailed below in "Factors That May Affect Future Results." Actual results may vary materially from projected results.

SUBSEQUENT EVENTS

RESTRUCTURING

        On February 7, 2000, we announced our intention to change our name to RateXchange Corporation (subject to shareholder approval) and to focus our efforts on the business of RateXchange, Inc. The shareholder meeting is scheduled to be held on April 20, 2000.

BRIDGE LOAN

        In January 2000, RateXchange, Inc. closed a $2,000,000 convertible note offering. The note offered was convertible into RateXchange, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange, Inc. In addition, warrants to purchase RateXchange common stock were issued.

        As a result of our new business strategy, we offered to such note holders the right to convert their notes into NetAmerica.com common stock at an exchange rate of $5.00 per share. In addition, we agreed to issue such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share. Any note holders who decline this offer will be entitled to rescind their original investment and receive their principal back in full, including accrued interest.

PRIVATE PLACEMENT

        On March 20, 2000, we closed a $32.8 million private placement. The proceeds will be used to accelerate deployment of our delivery hubs, expand our online marketplace for telecommunications products and enhance our geographic reach and product line. The placement was priced at $12.00 per share, the approximate seven trading day average closing price of our common stock prior to the commencement of the private placement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        We operate in a highly competitive market that involves a number of risks. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook. See "Forward-Looking Statements and Associated Risks" in Part I of this annual report.

AS A DEVELOPMENT STAGE COMPANY WITH A LIMITED OPERATING HISTORY IN A NEW AND RAPIDLY CHANGING INDUSTRY, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS.

        We are a development stage company with a limited operating history. Our activities to date, including the activities of our predecessor, have concentrated on:

        - offering a free online lead-generation service in order to build clientele and educate potential exchange participants about the benefits of online trading; and

        - planning and developing our online exchange for trading bandwidth, and other telecommunications products.

        Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business and results of operations.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP OUR ONLINE EXCHANGE, SECURE PARTICIPATION IN THE EXCHANGE AND CONNECT PARTICIPANTS TO OUR NETWORK.

        Our online exchange is still in the early stages of continued development and implementation and, as such, is subject to the inherent risks involved in the development and implementation of an integrated hardware and software application.

        The success of our online exchange is dependent upon the creation of a network of physically interconnected users. Prior to trading on the exchange, users must connect to our network at one of our delivery hubs. We currently do not own any delivery hub equipment or other infrastructure necessary to interconnect users. Instead, we plan to lease switching capacity from one or more providers. There is a risk that we will not be able to identify suitable switching facilities, or even if we do identify such facilities, we may not be able to enter into contractual arrangements on favorable terms, if at all.

        Although we have established a timetable for the full launch of our online exchange, we may need additional time and substantially more resources than anticipated to develop the website and configure the necessary infrastructure in multiple cities. Setbacks in the development, or delays in developing, the online exchange would have a material adverse effect on our business and results of operations.

        The success of our business depends on our ability to attract users to our online exchange. While we have identified target users, there can be no assurance that we will be able to secure their participation in the exchange. Users must agree to physically connect their systems to our network. In addition, we do not presently have commitments from any of the members of our free online lead-generation service to participate in the fee-based online exchange, and therefore, there can be no assurance that any such members will use the online exchange.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

        At December 31, 1999, our accumulated deficit since inception was $(8,667,576). For the fiscal year ended December 31, 1999, we incurred net losses of $(7,329,280). We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. Our expense levels are high and our revenues nonexistent. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future.

IF OUR ONLINE EXCHANGE DOES NOT ACHIEVE COMMERCIAL ACCEPTANCE, OUR RESULTS WILL SUFFER.

        We will rely primarily on a single source (fees and commissions from transactions facilitated on the online exchange) for our revenues for the foreseeable future. Online trading of telecommunications bandwidth and minutes currently has only a limited market acceptance. As a result, our future ability to gain commercial acceptance of our online exchange is critical to our success. Any failure to successfully gain commercial acceptance of our online exchange would not only have a material adverse effect on our business and results of operation but also on our ability to seek additional revenue opportunities.

WE EXPECT TO NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS.

        We anticipate incurring substantial costs in developing, operating and maintaining the online exchange and in implementing the objectives of our business plan. We may need significant amounts of working capital for infrastructure, software development, marketing, personnel, general and administrative costs, and to fund losses prior to achieving profitability.

        We may need to raise additional funds through additional equity and/or debt financings to meet our capital requirements. We may need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. There can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding would adversely affect our ability to successfully implement the objectives of our business plan.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

        The market for online bandwidth and minutes trading services is new, rapidly evolving and very competitive, as are the online commerce and business-to-business e-commerce markets generally. We expect competition in this market to intensify in the future. Several of our existing competitors, such as InterXion, Band-X, Enron and Arbinet, currently operate online exchanges and have large established customer bases. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for our online exchange.

        In addition, we compete with all companies who trade, broker, or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including established clearinghouses, lead-generation services and traditional offline brokers. We are aware of established clearinghouses, such as Arbinet, GRIC, ITXC and AT&T Global Clearinghouse, that aggregate supply and demand and contract directly with buyers or sellers, rather than facilitate trades. Many established companies, such as Band-X, Min-X, Asia Capacity Exchange and Cape Saffron offer lead-generation services which provide opportunities for buyers and sellers to identify trading opportunities through online listings. Barriers to entry in the lead-generation category are minimal, as current and new competitors can launch sites at a relatively low cost. Traditional offline brokers act as agents for buyers and sellers of bandwidth for a commission and have the advantage of established industry practices and industry contacts. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of our online exchange.

        Large telecommunications companies such as AT&T and MCI Worldcom have the ability and resources to compete in the online bandwidth and minutes trading services market if they choose to do so, including launching their own online exchanges or offering clearinghouse and other trading services. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies could have a material adverse effect on our business and results of operations.

        Increased pressure created by any present or future competitors, or by our competitors collectively, could have a material adverse effect on our business and results of operations. Increased competition may result in reduced commissions and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

WE MAY BECOME SUBJECT TO REGULATION BY THE COMMODITY FUTURES TRADING COMMISSION DEPENDING ON THE TYPES OF PRODUCTS AND SERVICES WE EVENTUALLY INTRODUCE.

        We propose to develop an online exchange for trading spot and forward contracts for the purchase or sale of bandwidth and other telecommunications products. Spot contracts for the near term delivery of a commodity are not subject to regulation by the Commodity Futures Trading Commission ("CFTC"). Forward contracts, which impose binding obligations for the deferred delivery of a commodity between commercial parties, also are excluded from the CFTC's jurisdiction. We currently intend to operate our online exchange in a manner consistent with existing regulatory guidance concerning transactions and services that are not subject to regulation by the CFTC.

        The Commodity Exchange Act provides that futures contracts may only be entered into on an exchange that has been designated by the CFTC as a contract market. If we elected in the future to provide trading and/or clearing services for futures contracts and options on futures contracts, we would have to apply to the CFTC for designation as a contract market. The contract market designation process is complicated, time consuming, and expensive. We cannot assure that we could satisfy all of the regulatory requirements applicable to obtaining designation as a contract market or predict how long the process would take.

        Contract markets must comply on an ongoing basis with numerous regulatory requirements. Those requirements currently include submitting all proposed rules and contracts, and proposed changes to existing rules and contracts, to the CFTC for prior review and approval, implementing and enforcing disciplinary rules, and submitting reports to the CFTC on, among other things, trading volume, open contracts, and prices.

        The CFTC has never determined whether some or all swap agreements are futures contracts. Nevertheless, depending on the type of trading and/or clearing services that we elected in the future to provide for swap agreements, we may need to request an exemption from the CFTC from the requirement that futures contracts and options on futures contracts only be traded on a CFTC-designated contract market. The CFTC is under no obligation to reach a decision within a certain period or to grant an exemption.

        Future regulatory changes also could affect our operations. Pending regulatory proposals, if they become law, may remove some of the obstacles to our providing trading and/or clearing services for swap agreements involving telecommunications products. Some of those proposals still would subject possible future services to CFTC regulation. We are unable to predict at this time, however, whether pending regulatory proposals, if enacted, would have an affect on our ability to offer trading and/or clearing services for swap agreements, futures contracts and options on futures contracts involving telecommunications products.

WE ARE DEPENDENT ON THE CONTINUED GROWTH OF ONLINE COMMERCE AND THE ACCEPTANCE BY USERS OF THE INTERNET AS A MEANS FOR TRADING EXCESS BANDWIDTH AND MINUTES.

        Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and online services as an effective medium of commerce by businesses. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of businesses or customers will adopt, and continue to use, the Internet and online services as a medium of commerce.

        Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. We will rely on customers who have historically used traditional offline means of commerce to buy and sell excess telecommunications bandwidth and minutes. For us to be successful, these customers must accept and utilize novel ways of conducting business and exchanging information over the Internet.

        Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services also could result in slower response times and adversely affect usage of the Internet and online services generally and us in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, we would be materially adversely affected.

WE FACE ONLINE COMMERCE SECURITY RISKS.

        We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as bank account or credit information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect transaction data. Any compromise of our security could have a material adverse effect on us and our reputation. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, such as bank account or credit information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability which could have a material adverse effect on our business and results of operations.

OUR OPERATING RESULTS COULD BE IMPAIRED IF WE ARE OR BECOME SUBJECT TO BURDENSOME GOVERNMENTAL REGULATION OF ONLINE COMMERCE.

        We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, including e-commerce companies. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

            -   user privacy,

            -   pricing,

            -   content,

            -   copyrights,

            -   distribution, and

            -   characteristics and quality of products and services.

        The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve.

        We plan to facilitate transactions between numerous customers residing in various states and foreign countries, and such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business and results of operations.

WE MAY FACE LIABILITY FOR INFORMATION RETRIEVED FROM OUR WEBSITE.

        Due to the fact that material may be downloaded from our website and subsequently distributed to others, there is a potential that claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business and results of operations.

WE ARE AT RISK OF CAPACITY CONSTRAINTS AND FACE SYSTEM DEVELOPMENT RISKS.

        The satisfactory performance, reliability and availability of our online exchange and the related network infrastructure are critical to our reputation and our ability to attract and retain users and maintain adequate customer service levels. Our revenues depend on the number of users of our online and the volume of trading that the exchange facilitates. Any system interruptions that result in the unavailability of our website or reduced performance of the online exchange could reduce the volume of bandwidth traded and the attractiveness of our website as a means for such trading.

        As a start-up venture, we expect to experience system interruptions, which may continue to occur from time to time. There may be a significant need to upgrade the capacity of our website in order to handle thousands of simultaneous users and transactions. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our online bandwidth exchange or increased trading volume through our online trading or transaction-processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of trade processing, any of which could have a material adverse effect on our business and results of operations.

OUR BUSINESS AND OPERATIONS WOULD SUFFER IN THE EVENT OF SYSTEM FAILURES.

        Our success, in particular our ability to successfully facilitate bandwidth trades and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We do not have a formal disaster recovery plan and carry only limited business interruption insurance to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. In addition, we rely on online trading software developed by third parties. Disruptions or failures in the online trading software systems, or the occurrence of any of the other foregoing system disruptions, could have a material adverse effect on our business and results of operations.

IF WE DO NOT RESPOND EFFECTIVELY TO TECHNOLOGICAL CHANGE, OUR SERVICE COULD BECOME OBSOLETE AND OUR BUSINESS WILL SUFFER.

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online exchange. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing online exchange and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        The development of the online exchange and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our online exchange and proprietary technology to user requirements or emerging industry standards. Our failure to adapt in a timely manner for technical, legal, financial or other reasons, to changing market conditions or customer requirements, could have a material adverse effect on our business and results of operations.

IF WE DO NOT EFFECTIVELY MANAGE GROWTH, OUR ABILITY TO PROVIDE TRADING SERVICES WILL SUFFER.

        To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage a growing employee base. Further, we will be required to maintain and expand our relationships with various hardware and software vendors, Internet and other online service providers and other third parties necessary to our business. If we are unable to manage growth effectively, we will be materially adversely affected.

WE NEED TO HIRE AND RETAIN QUALIFIED PERSONNEL TO SUSTAIN OUR BUSINESS.

        We are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on, any employee. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in their present positions, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense, particularly in the San Francisco Bay Area where we are located. If we are unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, that may have a material adverse effect on our business and results of operations.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

        Our performance and ability to compete is dependent to a significant degree on our proprietary technology, including, but not limited to the design of our online exchanges and delivery hubs. We regard our copyrighted material, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. There can be no assurance that we will be able to secure significant protection for any of our intellectual property. It is possible that our competitors or others will adopt product or service names similar to our marks, thereby inhibiting our ability to build brand identity and possibly leading to customer confusion.

        We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and limited access to and distribution of our software, documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions we have taken, it might be possible for a third party to copy or otherwise obtain and use our software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property.

        Effective trademark, service mark, copyright and trade secret protection may not be available in every country where our services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO SECURE LICENSES FOR TECHNOLOGY FROM THIRD PARTIES ON COMMERCIALLY REASONABLE TERMS.

        We rely on a variety of software and hardware technologies that we license from third parties, including our database and Internet server software, components of our online trading software, and transaction-processing software which is used in our online exchange to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of our ability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays could have a material adverse effect on our business and results of operations.

THE VOLATILITY OF OUR SECURITIES PRICES MAY INCREASE.

        The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

        -   quarter to quarter variations in operating results,

        -   adverse news announcements,

        -   the introduction of new products and services,

        - market conditions in the telecommunications industry in general, Internet-based services and B2B e-commerce, and

        -   general market conditions.

        In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely impact the price of our common stock.

WE MAY BE REQUIRED TO ISSUE STOCK IN THE FUTURE THAT WILL DILUTE THE VALUE OF OUR EXISTING STOCK.

        We have a significant number of outstanding options and warrants. The exercise of all of the outstanding options and warrants would dilute the then-existing shareholders' percentage ownership of our common stock. Any sales resulting from exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants will likely exercise the options and warrants when we would also wish to enter the market to obtain capital on terms more favorable than those provided by these securities. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to equity price risk on the marketable portion of our equity securities. We own 100,000 shares of unregistered common stock of A1 Internet.com Inc. (OTC Bulletin Board: AWON). A1 Internet is a relatively new company that has historically experienced volatility in its stock prices. At December 31, 1999, 100,000 shares of publicly traded common stock of A1 would have been valued at $385,938. We estimate our equity price risk to be a potential loss in fair value equal to the entire value of the A1 Internet stock. Actual results may differ. Currently, we carry the value of the A1 Internet stock at par value because of the stock's price volatility and restricted nature and A1 Internet's lack of operations and profitability. We have not attempted to reduce or eliminate our market exposure on these securities.

        The remainder of our investment portfolio consists of equity securities in private companies, including Telenisus Corporation, which are not publicly traded. These investments are recorded at the lower of cost or fair market value (if determinable by the Board of Directors). This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk.

        Other than the securities described above, we have not invested in any market rate sensitive instruments held for either trading purposes or for purposes other than trading. The carrying values of our financial instruments including cash, cash equivalents, interest receivable, deposits, accounts payable, accrued expenses and notes payable approximate fair value because of the short maturity of these instruments. As a result we are not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following constitutes a list of Financial Statements included in
Part II of this report:

        -   Report of Independent Auditors.

        - Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998.

        - Consolidated Statements of Operations for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

        - Consolidated Statements of Stockholders' Equity for the period December 31, 1996 to December 31, 1999.

        - Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997.

        -   Notes to Consolidated Financial Statements.

                           INDEPENDENT AUDITORS REPORT

To the
Board of Directors and Stockholders
of NetAmerica.com Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of NetAmerica.com Corporation (a Delaware corporation) (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 and for the period from September 30, 1998 (beginning of development stage) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted an audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetAmerica.com Corporation at December 31, 1999 and 1998, and the results of its operations and cash flows from the years ended December 31, 1999, 1998 and 1997 and for the period from September 30, 1998 (beginning of development stage) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 14, the Company's recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 14. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

Crouch, Bierwolf & Chisholm
February 29, 2000
Salt Lake City, Utah

                           NETAMERICA.COM CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                                -------------------------------
                                                                    1999               1998
                                                                ------------       ------------
                                         ASSETS
CURRENT ASSETS
        Cash (Note 2)                                           $    451,615       $    528,516
        Interest Receivable (Note 9)                                 150,608              1,638
        Prepaid Expenses                                               5,814                 --
        Note Receivable (Note 9)                                   1,787,531
                                                                ------------       ------------
               TOTAL CURRENT ASSETS                                2,395,568            530,154

PROPERTY & EQUIPMENT (NET) (NOTE 4)                                  175,349              6,875

OTHER ASSETS
        Investment in Affiliate (Note 13)                             75,000                 --
        Goodwill (Note 6)                                                 --             41,117
        Deposits (Note 2)                                            103,305                 --
        Note Receivable (Note 9)                                          --            300,000
                                                                ------------       ------------
TOTAL ASSETS                                                       2,749,222            878,146
                                                                ============       ============

                          LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
        Accounts Payable and Accrued Expenses                   $  1,639,301       $     68,200
        Accrued Taxes (Note 7)                                        85,000                 --
        Short Term Debt (Note 12)                                    800,000                 --
                                                                ------------       ------------
               TOTAL CURRENT LIABILITIES                           2,524,301             68,200

COMMITMENTS AND CONTINGENCIES (NOTE 10)                                   --                 --

MINORITY INTERESTS (NOTE 16)                                              --                 --

STOCKHOLDERS' EQUITY
        Common Stock, $.0001 par value; 300,000,000 shares
        authorized; issued and outstanding; 14,087,425
        shares and 7,243,023 shares, respectively                      1,409                724
        Capital in Excess of Par Value                             8,891,088          2,147,518
        Retained (Deficit) Accumulated During
          Development Stage                                       (8,667,576)        (1,338,296)
                                                                ------------       ------------
        Total stockholders' equity                                   224,921            809,946
                                                                ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  2,749,222       $    878,146
                                                                ============       ============

   The accompanying notes are an integral part of these financial statements.

                           NETAMERICA.COM CORPORATION
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                               Beginning of
                                                                                                               Development
                                                                                                                   Stage
                                               For the               For the               For the             September 30,
                                                Year                   Year                  Year                   1998
                                                ended                  ended                 ended                 though
                                             December 31,           December 31,          December 31,          December 31,
                                                 1999                   1998                  1997                   1999
                                             ------------           ------------           ----------          --------------
REVENUE                                      $         --           $         --           $       --           $         --

EXPENSES
Selling, General & Administrative               5,048,614                174,176                  200              5,222,790
Bad Debt (Note 7)                                 863,750                885,000                   --              1,748,750
Depreciation and Amortization                      25,093                  4,363                   --                 29,456
Loss from write down of
  Goodwill (Note 6)                             1,537,300                 44,855                   --              1,582,155
                                             ------------           ------------           ----------           ------------
    Total Expenses                              7,474,757              1,108,394                  200              8,583,151

OTHER INCOME (Expenses)

Interest Income                                   151,276                  2,214                   --                153,490
Interest Expense                                  (13,019)               (10,773)                  --                (23,792)
Other Income                                          220                     --                   --                    220
Loss Allocated to Minority Interest                 7,000                     --                   --                  7,000
                                             ------------           ------------           ----------           ------------
Income (Loss) Before Taxes                     (7,329,280)            (1,116,953)                (200)            (8,446,233)

Taxes (Note 3)                                         --                     --                   --                     --

INCOME (LOSS)                                  (7,329,280)            (1,116,953)                (200)            (8,446,233)
                                             ============           ============           ==========           ============
Loss Per Common Share (Note 2)                                                                     --
    Basic                                           (0.57)                 (0.68)                  --
                                             ============           ============           ==========
    Fully Diluted                                   (0.57)                 (0.68)
                                             ============           ============           ==========
Weighted Average Number
  of Shares (Note 2)                           12,863,020              1,636,919              200,000
                                             ============           ============           ==========

   The accompanying notes are an integral part of these financial statements.

                           NETAMERICA.COM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             For the Period December 31, 1996 to December 31, 1999

                                                                                           Accumulated
                                                                                          Deficit during            Subscriptions/
                                                    Common         Par      Paid-In        Development     Minority     Notes
                                                    Shares        Value     Capital           Stage        Interest   Receivable
                                                   ---------      -----   ----------      --------------   -------- --------------
Balance at December 31, 1996                         200,000        20       219,823          (221,143)       --              --

Contribution by Officer/Directors                         --        --         1,300                --        --              --

Net (loss) for year ended
  December 31, 1997                                       --        --            --              (200)       --              --
                                                   ---------       ---    ----------        ----------      ----      ----------
Balance, December 31, 1997                           200,000        20       221,123          (221,343)       --              --

Shares issued for services at $.001                1,000,000       100           900                --        --              --

Shares issued for acquisition at $.001             2,400,000       240         2,160                --        --              --

Shares issued for conversion of debt at $.34       1,399,773       140       474,559                --        --              --

Shares issued for services at $1.00                   87,000         9        86,991                --        --              --

Shares issued for cash at $1.07                    1,106,250       110     1,179,890                --        --              --

Less:  Offering Costs                                     --        --      (118,000)               --        --              --

Shares issued for subscription
  receivable at an average price of $0.40          1,050,000       105       299,895                --        --        (300,000)

Net (loss) for year ended December 31, 1998               --        --            --        (1,116,953)       --              --
                                                   ---------       ---    ----------        ----------      ----      ----------
Balance, December 31, 1998                         7,243,023       724     2,147,518        (1,338,296)       --        (300,000)

Options/Warrants offered at $.05 and
  $.33 per share (Note 11)                                --        --       261,835                --        --              --

Shares issued for cash and notes at
  $0.10 per share (Note 8)                           916,574        92        91,565                --        --              --

Shares issued for cost  reimbursement at
  $0.10 per  share (Note 8)                          322,500        32        32,218                --        --              --

Shares issued for cash and notes at
  $1.07 per share (Net)(Note 8)                    3,870,938       387     4,047,713                --        --      (3,411,655)

                                   (Continued)

                           NETAMERICA.COM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Period December 31, 1996 to December 31, 1999

                                                                                    Accumulated
                                                                                   Deficit during                  Subscriptions/
                                          Common          Par         Paid-In       Development       Minority         Notes
                                          Shares         Value        Capital          Stage          Interest       Receivable
                                        ----------       -----       ---------     --------------     --------     --------------
Shares issued for conversion of
   A1 Internet debt at $1.12
  (average) (Note 7)                       193,186          19         216,860               --            --                --

Shares issued for services at
   $1.07 per share (Note 8)                268,500          27         287,206               --            --                --

Shares issued for note conversion
   at $1.00 per share (Note 8)              30,000           3          29,997               --            --                --

Shares issued for services at
  $1.07 per share (Note 8)                  30,000           3          31,997               --            --                --

Shares issued for cash at $1.60
   per share (Net) (Note 8)                515,188          52         628,220               --            --                --

Shares issued for services at
   $1.60 per share (Note 8)                122,518          12         196,017               --            --                --

Shares issued for purchase of
   RateXchange at $1.60 per
   share (Note 6)                          574,998          58         919,942               --            --                --

Subscription receivables
   collected (Note 9)                           --          --              --               --            --         1,924,126

Shares issued from subsidiary
   for services (Note 16)                       --          --              --               --         7,000                --

Net (loss) for year ended
   December 31, 1999                            --          --              --       (7,329,280)       (7,000)               --
                                        ----------       -----       ---------       ----------        ------        ----------
Balance, December 31, 1999              14,087,425       1,409       8,891,088       (8,667,576)           --        (1,787,531)
                                        ==========       =====       =========       ==========        ======        ==========

   The accompanying notes are an integral part of these financial statements.

                           NETAMERICA.COM CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Year       For the Year      For the Year     Beginning of the
                                                             Ended             Ended            Ended          Development Stage
                                                          December 31,      December 31,      December 31,   September 30, 1998 to
                                                             1999               1998             1997          December 31, 1999
                                                         -------------      ------------      ------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (Loss)                                               (7,329,280)       (1,116,953)           (200)          (8,446,233)
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
      Depreciation and Amortization                            25,093             4,363              --               29,456
      Bad Debt (Note 7)                                       863,750           885,000              --            1,748,750
      Write Off of Goodwill (Note 6)                        1,537,300            44,855              --            1,582,155
      Stock for Services/Expenses                             613,318            88,926              --              702,244
      Stock for Interest                                           --            10,773              --               10,773
      Stock for Accounts Payable conversion                   (30,000)               --              --              (30,000)
      (Increase) Decrease in Accounts Receivable and
        Other Advances                                       (155,184)         (921,138)             --           (1,076,322)
      Increase (Decrease) in Accounts Payable and
        Accrued Expenses                                    1,647,313             4,000          (1,100)           1,651,313
                                                          -----------       -----------          ------          -----------
      TOTAL                                                (2,827,690)       (1,000,174)         (1,300)          (3,827,864)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of RateXchange                                    (450,000)               --              --             (450,000)
  Payment for Purchase of Equipment                          (168,322)               --              --             (168,322)
  Payment for Deposits                                       (103,305)               --              --             (103,305)
  Cash Purchased by Stock Acquisition of
    Subsidiary                                                (82,240)            3,690              --              (78,550)
  Advances to Affiliates                                     (721,871)               --              --             (721,871)
                                                          -----------       -----------          ------          -----------
      TOTAL                                                (1,525,738)            3,690              --           (1,522,048)

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans and Other Debt (Net)                                  800,000           463,000           1,300            1,263,000
  Proceeds from Stock Sales                                 3,557,427         1,180,000              --            4,737,427
  Less: Public Offering Costs                                 (80,900)         (118,000)             --             (198,900)
                                                          -----------       -----------          ------          -----------
      TOTAL                                                 4,276,527         1,525,000           1,300            5,801,527

INCREASE (DECREASE) IN CASH                                   (76,901)          528,516              --              451,615

CASH  BEGINNING OF PERIOD                                     528,516                --              --                   --
                                                          -----------       -----------          ------          -----------
CASH  END OF PERIOD                                           451,615           528,516              --              415,615
                                                          ===========       ===========          ======          ===========
Supplementary Cash Flow Information
Cash Paid For:
  Interest                                                         --                --              --                   --
  Taxes                                                            --                --              --                   --
Stock Issuances for:
  Services and Expenses                                   $   613,318       $    99,699              --          $ 1,085,182
  Acquisition of RateXchange                              $   920,000                --              --          $   920,000
  Commission on stock sales                               $   196,029                --              --          $   196,029
  A1 Internet Settlement                                  $   216,879                --              --          $   216,879
  Account payable conversion                              $    30,000                --              --          $    30,000

   The accompanying notes are an integral part of these financial statements.

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 1   BACKGROUND AND HISTORY

         NetAmerica.com Corporation is a consolidated group of companies including the parent corporation, NetAmerica.com Corporation (NetAmerica.com), and its subsidiaries, RateXchange, Inc. (RateXchange) and PolarCap, Inc. (PolarCap).

         NetAmerica.com (formerly Venture World, Ltd.) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity.

         RateXchange, a Delaware corporation organized in June 1999, is in the business of business-to-business e-commerce seeking to develop new exchange services for the telecommunications market.

         PolarCap is a California corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools and application technologies. Together, all companies are combined into NetAmerica.com Corporation, a consolidated group of corporations known in this report as the Company.

         The Company is in its planning stages for its eventual day to day business and has not generated any revenues from its planned operations. The Company is defined as a development stage company per SFAS No. 7. The Company had no operations or business before September 30, 1998. All operations since the start of the development stage, September 30, 1998, when the Company acquired PolarCap, have been reported.

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

         Nonmonetary Transactions

         Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock were exchanged for goods and services. These transactions are recorded at fair market value as determined by the board of directors based on the quoted price of the stock (restricted and unrestricted) at the time of the transaction.

         Earnings Per Share and Average Shares Outstanding

         Earnings (loss) per share are computed based on the weighted average method. Options and warrants on shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive (2,990,000 options and 625,000 warrants).

         Concentration of Risk - Cash

         At December 31, 1999, the Company had several bank accounts, many of which exceeded the $100,000 limit of FDIC insured balances. As of the end of the year, the Company had $53,159 and $198,452 at risk to such loss.

         Deposits

         NetAmerica.com issued a letter of credit for security for the RateXchange lease (Note 10). This letter of credit is secured by a Certificate of Deposit in the amount of $103,305.

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

NOTE 3    INCOME TAXES

          The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1997 and has applied the provisions of the statement on a retroactive basis to all the previous years which resulted in no significant adjustment.

          Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards over $8,000,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2007.

NOTE 4    PROPERTY AND EQUIPMENT

          The Company capitalizes purchases of long-lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increase the value of or extend the life of the asset.

          Capitalized assets are depreciated over the estimated useful lives of the assets (5 to 7 years for furniture and fixtures, 3 years for computer equipment) on a straight line basis.

          Property and Equipment consists of the following:

                                                                 December 31,
                                                             ---------------------
                                                               1999         1998
                                                             ---------     -------
         Furniture and Fixtures                              $  12,323     $ 7,500
         Computer Equipment and Software                       173,792          --
                                                             ---------     -------
                                                               186,115       7,500
         Less:  Accumulated depreciation                       (10,766)       (625)
                                                             ---------     -------
                                                             $ 175,349     $ 6,875
                                                             =========     =======

         Depreciation expense for the years 1999 and 1998 is $10,141 and $625, respectively.

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

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

NOTE 6   ACQUISITION OF SUBSIDIARY/GOODWILL

         On September 30, 1998, the Company purchased all of the outstanding stock of PolarCap, Inc. for 2,400,000 shares of stock. The equity of PolarCap at September 30, 1998 was $(87,310). The value of the stock was issued at $.001, for a total purchase price of $2,400. All of the assets of PolarCap were established at estimated fair market value leaving a value of $89,710 for goodwill that was to be written off over three years. By the end of 1998, the Company determined that $44,855 of the value of goodwill would be expensed in the current period based on the estimated continued value and use of PolarCap and its corporate image, operations and personnel talent. Amortization expense for 1999 was $14,952. The remaining goodwill at year end was written off.

         In the third quarter, 1999, the Company acquired Rate Exchange, Inc., a Colorado corporation, in the business of business-to-business e-commerce seeking to develop new exchange services for the telecommunications market. The Company paid $574,998 shares of common stock and $450,000 in a note. The transaction was valued at $1,395,000 ($920,000 in stock and $450,000 in a note plus out of pocket expenses of $25,000). The fair market value of Rate Exchange's assets was $(116,134) before the acquisition, creating goodwill in the amount of $1,511,135. Management elected to write off all goodwill attributed to RateXchange in 1999.

NOTE 7   ADVANCES TO AFFILIATE/BAD DEBT

         On September 30, 1999 the Company negotiated, and later terminated by mutual agreement, a purchase of 100% of the ownership of NetAmerica, Inc., subsequently renamed A1 Internet, Inc., an Internet services provider company based in Seattle, Washington. Between the time the Company agreed to purchase (September 30, 1999) and the time the termination agreement was reached (March 1999), the Company advanced $1,748,750 ($1,531,871 in cash and $216,879 in stock) which was eventually written off as bad debt. After the March agreement was reached, A1 Internet agreed to repay certain of the costs incurred prior to the termination. As part of its plan to repay the costs, A1 Internet informed the Company that it had entered into an agreement with another potential acquiror, Halo Holdings of Nevada, Inc., to sell substantially all of its assets in exchange for shares of common stock and assumption of certain liabilities, including A1 Internet's obligations to the Company. In September 1999, after further negotiations, the Company agreed with A1 Internet (aka Halo) to the following settlement:

         -  The Company retained certain rights to the name "NetAmerica,"

         - A1 Internet transferred to the Company its interest in 100,000 shares of Halo restricted stock,

         - The Company agreed to pay $85,000 of past due payroll taxes of A1 Internet from 1998, and

         - All further obligations of the Company to issue stock or options to A1 Internet were canceled.

         The 100,000 shares of Halo stock are being held by the Company at par value since the stock is restricted, the shares of Halo stock are thinly traded and Halo has little or no assets and little or no business activity.

NOTE 8   COMMON STOCK TRANSACTIONS

         All stock transactions conducted during the period for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fair market value of the stock as best determined by the board of directors at the time the share issuances were authorized. The Company stock had a listed price beginning December 1998.

         Common stock transactions during 1999 are as follows:

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         During the fourth quarter of 1998, the board of directors approved several stock transactions that were not completed and issued until 1999:

         - 916,574 shares of stock issued for $91,657 in notes to related parties. ($0.10) (January). The board has placed restrictions on this stock so that the stock cannot be sold, traded, assigned, transferred or pledged until the Company reaches $10,000,000 in gross revenues in a one year time period.

         - 322,500 shares issued for cost reimbursements of $32,250 ($.10 per share) (January).

         The remaining stock issuances were approved and issued in 1999:

         - 758,438 shares of stock were issued for $727,342 (Net of $80,900 commissions). ($1.07) (February).

         - 3,112,500 shares of stock issued for $3,320,000 in notes to related parties and other investors. ($1.07) (March).

         - 268,500 shares of stock issued for $287,233 of legal and consulting services. ($1.07) (March).

         - 193,186 shares of stock issued for $216,879 of debt to creditors of A1 Internet. ($1.12, average) (March and May).

         - 30,000 shares of stock issued in lieu of a $30,000 outstanding note payable. ($1.00) (March).

         -  30,000 shares for services rendered of $32,000. ($1.07) (March).

         - 515,188 shares of stock issued for $1.60 per share or $628,272. (Net of $196,029 in commission paid in stock) (122,518 shares - see below) (May and June).

         - 122,518 shares issued for commissions on private placement of $1.60 per share. ($1.60 per share) (June). (netted against proceeds of sale of 515,188 shares-see above).

         - 574,998 shares of stock issued for $1.60 per share for Rate Exchange, Inc. (July).

NOTE 9   SUBSCRIPTIONS RECEIVABLE /NOTE RECEIVABLE- RELATED PARTY

         In January 1999, the Company sold 916,574 shares for $91,657 to a related party and other investors at a price of $.10 per share. (See
         Note 8 for additional restrictions placed on stock).

         In March 1999, the Company sold 3,112,500 shares to a related party and other investors in exchange for $3,320,000 in notes payable at a price of $1.07 per share.

         Of the total subscriptions receivable/note receivable issued during the year of $3,411,157 and $300,000 issued in 1998, $1,924,126 was collected. Interest is being assessed at 6.5% and accrued interest on the subscription receivable was $150,608 at December 31, 1999.

         Subsequent to year end, the board of directors of the Company waived the interest on the purchase of 3,112,500 shares when the notes were collected in full by February 25, 2000 (originally due by March 31, 2001).

         The subscription receivables have been reclassified from the equity section to the long-term asset section for 1998 to comply with the comparative nature of the asset in 1999 as a note receivable since the collection of the receivables occurred in early 2000.

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 10  COMMITMENTS AND CONTINGENCIES

          RateXchange negotiated an office lease beginning October 1999 for 36 months with the following terms:

            Year            Monthly Rent                     Totals
          ---------         ------------                    --------
          1999-2000            $16,325                      $195,900
          2000-2001            $16,676                      $200,112
          2001-2002            $17,028                      $204,336
                                                            --------
                                                            $600,348
                                                            ========

         In 1999, RateXchange entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange's business plans and operations in the business-to-business e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and payments were made for the services that were rendered. The term sheet provided for the vendor to receive a stock position in RateXchange of up to 10% for certain services. The Company is in discussion with the vendor concerning the 10% stock position in RateXchange because the formal agreement was never completed and the contemplated services were not fully provided. The ultimate outcome of this discussion is uncertain at this time. No adjustment has been made in the financial statements for this uncertainty.

         The Company is involved in several issues as follows:

         Gregory K. Martin v. NetAmerica., Inc. et al. In the spring of 1999, Gregory K. Martin, a former officer of both NetAmerica (Seattle)(NAI) and the Company, brought suit against the Company and others in the Superior Court of Washington (Civil Action No. 99-2-09171-OSEA). The suit related to, among other things, Mr. Martin's claims for compensation, reimbursement for business expenses, certain insurance benefits, payment of certain other obligations guaranteed by Mr. Martin (or reimbursement of payments made by him as guarantor), payment of certain tax and other obligations of a company referred to as SRG/Quantum that were purportedly assumed by NAI and the Company, issuance of options to purchase stock of the Company and other remedies relating to the terminated acquisition and other transactions. The suit was conditionally settled by an agreement dated May 22, 1999 among NAI (referred to therein as "A1"), the Company and Mr. Martin (with William Fritts undertaking certain limited obligations). Pursuant to that agreement, Mr. Martin took a voluntary non-suit, i.e. dismissed his suit without prejudice. Mr. Martin may have the ability to attempt to void the settlement pursuant to noncompliance on the part of NAI to their part of the settlement. As of December 31, 1999, the Company has fulfilled all of its current obligations under the settlement agreement.

         NAI Office Lease. The Company understands that NAI leased certain office space in Seattle pursuant to a lease agreement. The lease's identification of the party intended to be obligated as tenant may not be entirely clear. In early 1999, the Landlord asserted that the Company may be liable for NAI's obligations under that lease, although the Landlord did not clearly present its basis for that assertion. The Landlord brought suit against NAI for breach of this lease and also named the Company as a party. The Company believes that there is a remote chance that any further losses will result from this action.

         Dispute with Waave Telecommunications, Inc. The Company has asserted certain claims against Waave Telecommunications, Inc. ("Waave"). These claims arise out of (i) a three-page agreement that the Company and Waave entered into in March 1999 which contemplated the Company's acquisition of 50% of Waave's outstanding equity, and subsequent oral statements and course of conduct, and (ii) a service agreement between the Company and Waave pursuant to which Waave agreed to provide certain services to the Company and to which the Company has provided funds to Waave for those services. The

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         Company has not made an evaluation as to the likelihood of settlement or favorable or unfavorable results from this action.

         On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and us in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a settlement agreement between A1 Internet, Concentric and us. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. We have issued 23,305 shares of our common stock for settlement of this dispute and we do not believe that any additional compensation will be required to resolve this lawsuit.

NOTE 11  OPTIONS/WARRANTS FOR PURCHASE OF COMMON STOCK

         Stock Option Plans - The Company has a stock incentive plan which provides for the grant of options to officers, consultants and employees to acquire shares of its common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally expire five years from date of grant. The Company has also issued warrants that generally expire five years from the date of grant. A summary of activity follows:

Warrants:

                                                   1999                                 1998
                                       ------------------------------       -----------------------------
                                                         Weighted                            Weighted-
                                       Number of          average           Number of         average
                                         shares        exercise price        shares        exercise price
                                       ---------       --------------       ---------      --------------
Outstanding at beginning of
  year                                   100,000            $2.00                 --            $  --
Granted                                  525,000             1.69            100,000             2.00
Exercised                                     --               --                 --               --
Canceled                                      --               --                 --               --
                                       ---------            -----            -------            -----
Outstanding at end of
  year                                   625,000             1.74            100,000             2.00
                                       =========            =====            =======            =====
Exercisable at end of
  year                                   625,000             1.74            100,000             2.00
                                       =========            =====            =======            =====

Options:

                                                   1999                                 1998
                                       ------------------------------       -----------------------------
                                                         Weighted                            Weighted-
                                       Number of          average           Number of         average
                                         shares        exercise price        shares        exercise price
                                       ---------       --------------       ---------      --------------
Outstanding at beginning of                   --            $  --                 --            $  --
  year
Granted                                3,050,000             2.24                 --               --
Exercised                                     --               --                 --               --
Canceled                                  60,000             2.50                 --               --
                                       ---------            -----            -------            -----
Outstanding at end of
  year                                 2,990,000             2.23                 --               --
                                       =========            =====            =======            =====
Exercisable at end of
  year                                 1,287,500             1.96                 --               --
                                       =========            =====            =======            =====

         As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans under APB #25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued at equal to or more than fair market value.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the stock option plan been determined based on the

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         fair value at the grant date consistent with SFAS #123, the Company's net earnings and earnings per share are estimated as follows:

                                                         1999            1998
                                                     -----------     -----------
         Net Earnings
                 As reported                         $(7,329,280)    $(1,116,953)
                 Pro Forma                            (8,309,779)     (1,116,953)

         Net earnings per share
           (basic and diluted)
                 As reported                               (0.57)          (0.68)
                 Pro forma                                 (0.65)          (0.68)
                                                     ===========     ===========

        The fair market value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                  1999     1998
                                                                  ----     ----
         Risk-free interest rate                                   7.0%     N/A
         Dividend yield                                              0%     N/A
         Volatility                                                100%     N/A
         Average expected term (years)                               5      N/A
                                                                  ====     ====

        Employee stock options and warrants outstanding and exercisable under these plans as of December 31, 1999 were:

                                      Outstanding                          Exercisable
                       ------------------------------------------    -----------------------
                                                      Weighted
                                      Weighted         Average                      Weighted
        Range of                       Average        Remaining                      Average
        exercise        Warrant/      Exercise       Contractual      Warrants/     Exercise
         prices         Options        Price         Life (years)      Options        Price
     --------------    ----------    ----------      ------------    ----------     --------
     $ .05 - $ .99       275,000       $ .10             4.06           275,000       $ .10
     $1.00 - $1.99     1,155,000       $1.58             4.16           700,000       $1.56
     $2.00 - $2.75     2,185,000       $2.70             4.69           937,500       $2.65
     --------------    ---------       ------            ----        ---------        -----
                       3,615,000                                     1,912,500
                       =========                                     =========

         Shareholders authorized the 1999 NetAmerica.com Stock Option Plan during 1999. Total options available to employees are 3,000,000 shares. Total options and warrants issued during the year for less than fair market value were 225,000 for which the Company recognized related compensation expense of $261,835.

NOTE 12  SHORT TERM DEBT

         The Company issued a note for $450,000 for the purchase of Rate Exchange, Inc (Note 6). The notes carried an interest rate of 5%. The notes were paid in January 2000.

         During December 1999, RateXchange received $350,000 in short term loans in anticipation of a $2,000,000 bridge loan agreement. The $2 million bridge loan agreement will be used as ongoing financing of RateXchange activities. The loan will bear interest at 10% and will mature six months from the completion of the funding of the loan (completed February 2000). The loan agreement comes with warrants to purchase up to 400,000 shares of RateXchange stock at $2.40 per share (subject to adjustments and other funding objectives). The warrants are set to expire on December 31, 2002.

                   NETAMERICA.COM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

NOTE 13  INVESTMENT IN AFFILIATE.

         During 1999, the Company created a wholly owned subsidiary, Telenisus Corporation, a Delaware corporation, for the purpose of providing internet services to small to mid-sized corporations and telecommunications service providers. The Company funded the initial capital of Telenisus of $75,000. It subsequently loaned Telenisus additional funds to start operations. Telenisus has funded operations from its own equity and debt financing and has paid back the Company all loans except for the initial capitalization of $75,000. At the end of the year, the Company's interest in Telenisus had decreased to less than 10% ownership and the Company is showing this investment at cost.

NOTE 14  GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative working capital and has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to fund RateXchange activities, according to its business plan, and emerge profitable sometime in the future.

NOTE 15  RELATED PARTY TRANSACTIONS

         During 1998, the Company entered into a consulting contract with a major shareholder that pays a monthly consulting fee plus an incentive bonus for 1) any successful acquisition of business enterprises, or 2) successful capital funding of a least $5,000,000 in 1998 or 1999. The incentive awards are $250,000 in cash, warrants to purchase 250,000 shares of common stock at $2.75, and a mergers and acquisition fee for any acquisition during 1998 or 1999. At December 31, 1999, the Company accrued $315,800 in cash incentives relating to completed financing and the value of the RateXchange acquisition.

NOTE 16 MINORITY INTEREST

         During 1999, the Company issued 10% of the outstanding shares of its subsidiary, RateXchange, to Donald Sledge, the Chief Executive Officer of RateXchange, as an incentive for employment. The shares were issued at par value, since the shares are privately owned, have no trading value, have no book value, and no voting or liquidation value based on its minority status.

NOTE 17 SUBSEQUENT EVENTS

         In February 2000, the Company anticipates another private placement for further funding of RateXchange activities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    FORM 10-K

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on April 20, 2000.

        Information concerning current executive officers of the Company is incorporated by reference to the section in Part I hereof found under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

        Information regarding this item is incorporated by reference from "Executive Compensation" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on April 20, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information regarding this item is incorporated by reference from "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on April 20, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding this item is incorporated by reference from "Certain Relationships and Related Transactions" in the Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders to be held on April 20, 2000.

                                    FORM 10-K

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1.       Financial Statements - Included in Part II, Item 8 of this report:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1999 and December 31,
         1998

         Consolidated Statements of Operations for the years ended December 31, 1999, December 31, 1998, and December 31, 1997

         Consolidated Statements of Stockholders' Equity for the period December 31, 1996 to December 31, 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998, and December 31, 1997

         Notes to Consolidated Financial Statements for the years ended December 31, 1999, December 31, 1998, and December 31, 1997

2.       Financial Statement Schedules - included in Part IV of this report:

         Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

3.       Exhibits

          3.1 Certificate of Incorporation for NetAmerica.com Corporation, as amended, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

          3.2 Amended and Restated Bylaws of NetAmerica.com Corporation, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

          4.1      Form of Warrant, filed herein.

          4.2 Form of Convertible Promissory Note between RateXchange, Inc. and Investors, filed herein.

         10.1 Agreement and Plan of Merger between NetAmerica.com Corporation and Rate Exchange, Inc., dated June 1, 1999, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

         10.2 Acquisition Agreement between NetAmerica.com Corporation and PolarCap, Inc., filed with the Form 8-K dated September 22, 1998, incorporated herein by reference.

         10.3 Form of Severance Agreement between NetAmerica.com Corporation and each of Douglas Cole and Edward Mooney, filed herein.

         10.4 Employment Agreement between RateXchange, Inc. and Donald H. Sledge, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

         10.5 Form of Employment Agreement between RateXchange, Inc. and each of Philip Rice, Ross Mayfield and Paul Wescott, filed herein.

         10.6 NetAmerica.com Corporation 1999 Stock Option Plan, filed with the Proxy Statement for the Annual Meeting of Shareholders on December 16, 1999.

         21.1     Subsidiaries of NetAmerica.com Corporation, filed herein.

         27       Financial Data Schedule, filed herein.

4.      Reports on Form 8-K:  None

       SUPPLEMENTAL INFORMATION TO BE FILED BY REGISTRANTS WHICH HAVE NOT
             REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

        We voluntarily filed with the Commission via EDGAR on November 29, 1999 a proxy statement for our 1999 annual shareholders meeting held on December 16, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NETAMERICA.COM CORPORATION

March 28, 2000                              By: /s/ DONALD H. SLEDGE
                                                --------------------------------
                                                DONALD H. SLEDGE,
                                                CHIEF OFFICER


        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DONALD H. SLEDGE                       Chairman,
------------------------------------       Chief Executive Officer      March 28, 2000
DONALD H. SLEDGE


/s/ PHILIP RICE                            Principal Financial and
------------------------------------       Accounting Officer           March 28, 2000
PHILIP RICE


/s/ ROSS MAYFIELD
------------------------------------       President                    March 28, 2000
ROSS MAYFIELD


/s/ JONATHAN MERRIMAN                      Director
------------------------------------                                    March 28, 2000
JONATHAN MERRIMAN


/s/ DOUGLAS COLE                           Director
------------------------------------                                    March 28, 2000
DOUGLAS COLE


/s/ RONALD SPEARS                          Director
------------------------------------                                    March 28, 2000
RONALD SPEARS


/s/ CHRISTOPHER VIZAS                      Director
------------------------------------                                    March 28, 2000
CHRISTOPHER VIZAS

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation for NetAmerica.com Corporation, as amended, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

3.2 Amended and Restated Bylaws of NetAmerica.com Corporation, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

4.1      Form of Warrant, filed herein.

4.2      Form of Convertible Promissory Note between RateXchange, Inc. and
         Investors, filed herein.

10.1     Agreement and Plan of Merger between NetAmerica.com Corporation and
         Rate Exchange, Inc., dated June 1, 1999, filed with the Form 10-Q dated
         September 30, 1999, incorporated herein by reference.

10.2     Acquisition Agreement between NetAmerica.com Corporation and PolarCap,
         Inc., filed with the Form 8-K dated September 22, 1998, incorporated herein by reference.

10.3 Form of Severance Agreement between NetAmerica.com Corporation and each of Douglas Cole and Edward Mooney, filed herein.

10.4 Employment Agreement between RateXchange, Inc. and Donald H. Sledge, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

10.5     Form of Employment Agreement between RateXchange, Inc. and each of
         Philip Rice, Ross Mayfield and Paul Wescott, filed herein.

10.6     NetAmerica.com Corporation 1999 Stock Option Plan, filed with the Proxy
         Statement for the Annual Meeting of Shareholders on December 16, 1999.

21.1     Subsidiaries of NetAmerica.com Corporation, filed herein.

27       Financial Data Schedule, filed herein.