Form 10-Q
period 2000-03-31
RATEXCHANGE CORP
filed 2000-05-12
CIK 826683

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        --------------------------------



                                    FORM 10-Q




       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                        Commission File No. 33-19139-NY
                        -------------------------------


                             RATEXCHANGE CORPORATION
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Delaware                                      11-2936371
      -------------------------------                    -----------------------
     (State or Other Jurisdiction of                    (IRS Employer ID Number)
      Incorporation or Organization)

185 Berry Street, Suite 3515, San Francisco, CA                   94107
-----------------------------------------------          -----------------------
  (Address of Principal Executive Offices)                     (Zip Code)


       Registrant's telephone number, including area code: (415) 371-9800


         Formerly NetAmerica.com Corporation at Two Embarcadero Center,
                       Suite 200, San Francisco, CA 94111
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  [X]   NO [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                17,136,174 shares common stock as of May 12, 2000
                                (Title of Class)

                            RATEXCHANGE CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


PART I - FINANCIAL INFORMATION                                                PAGE
     Item 1 -

         Financial Statements

              Consolidated Balance Sheet as of March 31, 2000 (unaudited)
                  and December 31, 1999                                         3

              Consolidated Statement of Income (unaudited) for the
                  three months ended March 31, 2000 and 1999                    4

              Consolidated Statement of Cash Flows (unaudited) for
                  the three months ended March 31, 2000 and 1999                5

              Notes to Consolidated Financial Statements                        6

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                             9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                 21

     Item 2 - Changes in Securities                                             21

     Item 3 - Defaults Upon Senior Securities                                   21

     Item 4 - Submission of Matters to a Vote of Security Holders               21

     Item 5 - Other Information                                                 22

     Item 6 - Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                      24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RATEXCHANGE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                             March 31,           December 31,
ASSETS                                                                         2000                  1999
                                                                           ------------          ------------
                                                                           (unaudited)
CURRENT ASSETS
         Cash and Cash Equivalents                                         $ 31,007,201          $    451,615
         Interest Receivable                                                         --               150,608
         Prepaid Expenses                                                        13,572                 5,814
         Note Receivable                                                             --             1,787,531
                                                                           ------------          ------------
                  TOTAL CURRENT ASSETS                                       31,020,773             2,395,568

PROPERTY & EQUIPMENT (NET) (Net of accumulated depreciation
of $34,863 and $10,766 in 2000 and 1999)                                        656,665               175,349


OTHER ASSETS
         Investment in Affiliate                                                 75,000                75,000
         Deposits                                                               236,386               103,305
                                                                           ------------          ------------
TOTAL ASSETS                                                               $ 31,988,823          $  2,749,222
                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts Payable and Accrued Expenses                             $  3,076,419          $  1,639,301
         Accrued Taxes                                                           85,000                85,000
         Short Term Debt                                                      2,000,000               800,000
                                                                           ------------          ------------
                  TOTAL CURRENT LIABILITIES                                   5,161,419             2,524,301

STOCKHOLDERS' EQUITY
         Common Stock, $.0001 par value; 300,000,000 shares
         authorized; issued and outstanding; 17,019,651 shares and
         14,087,425 shares                                                        1,702                 1,409
         Capital in Excess of Par Value                                      46,591,823             8,891,088
         Retained (Deficit) Accumulated Since Inception                     (19,766,121)           (8,667,576)
                                                                           ------------          ------------
         Total stockholders' equity                                          26,827,404               224,921
                                                                           ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 31,988,823          $  2,749,222
                                                                           ============          ============


                       See Notes to Financial Statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF INCOME


                                                                                                      Beginning of
                                                                                                    Development Stage
                                                              Three Months ended March 31           September 30, 1998
                                                           ----------------------------------       through March 31
                                                              2000                  1999                  2000
                                                           ------------          ------------       -------------------
REVENUE                                                    $     --              $     --              $      --

EXPENSES
Selling, General & Administrative                             3,392,862               960,696             8,353,817
Compensation Expense - below market option  grants            7,566,083                  --               7,827,918
Bad Debt                                                           --                    --               1,748,750
Depreciation and Amortization                                    24,097                 4,363                53,553
Loss from write down of Goodwill                                   --                    --               1,582,155
                                                           ------------          ------------          ------------

         TOTAL EXPENSES                                      10,983,042               965,059            19,566,193

OTHER INCOME (Expenses)

Interest Income                                                  57,367                 5,589               210,857
Interest Expense                                               (150,896)                 --                (174,688)
Other Income                                                      1,500                  --                   1,720
Loss Allocated to Minority Interest                                --                    --                   7,000
                                                           ------------          ------------          ------------
Income (Loss) Before Taxes                                  (11,075,071)             (959,470)          (19,521,304)

Taxes                                                              --                    --                    --
                                                           ------------          ------------          ------------
INCOME (LOSS)                                              $(11,075,071)         $   (959,470)         $(19,521,304)
                                                           ============          ============          ============

Loss Per Common Share
         Basic                                            $      (0.75)         $      (0.10)
                                                          ============          ============
         Fully Diluted                                    $      (0.75)         $      (0.10)
                                                          ============          ============
Weighted Average Number of Shares                           14,820,000             9,244,000
                                                          ============          ============



                       See Notes to Financial Statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                         From the Beginning of
                                                                                                          Development Stage on
                                                                        For the Three Months Ended        September 30, 1998 to
                                                                                March 31,                        March 31,
                                                                       2000                  1999                  2000
                                                                   ------------          ------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                                    $(11,075,071)         $   (959,470)         $(19,521,304)
     Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
         Depreciation and Amortization                                   24,097                 4,363                53,553
         Bad Debt                                                          --                    --               1,748,750
         Stock Option Grants Below Fair Market Value                  7,566,083                  --               7,827,918

         Write Off of Goodwill                                             --                    --               1,582,155
         Stock for Services/Expenses                                       --                    --                 702,244
         Stock for Interest                                                --                    --                  10,773
         Stock for Accounts Payable conversion                             --                    --                 (30,000)
         (Increase) Decrease in Accounts Receivable
            and Other Advances                                          142,850              (750,996)             (933,472)

         Increase (Decrease) in Accounts Payable and
            Accrued Expenses                                          1,672,960                41,478             3,062,438

                                                                   ------------          ------------          ------------
                  TOTAL                                              (1,669,081)           (1,664,625)           (5,496,945)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of RateXchange                                           --                    --                (450,000)
         Payment for Purchase of Equipment                             (505,413)                 --                (673,735)
         Payment for Deposits                                          (133,080)                 --                (236,385)
         Cash Purchased by Stock Acquisition of Subsidiary                 --                    --                 (78,550)
         Advances to Affiliates                                            --                    --                (721,871)
                                                                   ------------          ------------          ------------
                  TOTAL                                                (638,493)                 --              (2,160,541)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and Other Debt (Net)                                   1,200,000               (30,000)            2,463,000
         Net Proceeds from Stock Sales                               30,135,000             1,425,450            34,673,527
         Proceeds from Payment of Note Receivable                     1,528,160                                   1,528,160
                                                                   ------------          ------------          ------------
                  TOTAL                                              32,863,160             1,395,450            38,664,687

INCREASE (DECREASE) IN CASH                                          30,555,586              (269,175)           31,007,200

CASH BEGINNING OF PERIOD                                                451,615               528,516
                                                                   ------------          ------------          ------------
CASH END OF PERIOD                                                 $ 31,007,200          $    259,341          $ 31,007,200
                                                                   ============          ============          ============



                       See Notes to Financial Statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1     INTERIM FINANCIAL STATEMENTS AND BACKGROUND AND HISTORY

           The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000.

            RateXchange Corporation (the Company) is a consolidated group of companies including the parent corporation, RateXchange Corporation (RateXchange Corp.), and its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. (PolarCap).

           RateXchange Corp. (formerly NetAmerica.com Corporation) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. On February 7, 2000, the Company announced its intention to change its name to RateXchange Corporation and to focus its efforts on the business of RateXchange I, Inc. The name change was approved by the shareholders on April 20, 2000.

           RateXchange I, Inc., a Delaware corporation organized in June 1999, is in the business of business-to-business e-commerce seeking to develop new exchange services for the telecommunications market.

           The Company is in its planning stages for its eventual day to day business and has not generated any revenues from its planned operations. The Company is defined as a development stage company per SFAS No. 7. All operations since the start of the development stage, September 30, 1998, when the Company acquired PolarCap, have been reported.

NOTE 2     PRIVATE PLACEMENT

           In March 2000, the Company completed a private placement offering in which it sold 2,733,329 shares of restricted common stock plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for costs associated with the offering the Company received $30,135,000.

NOTE 3     EARNINGS PER SHARE AND AVERAGE SHARES OUTSTANDING

           Earnings (loss) per share are computed based on the weighted average method. Options and warrants on shares of common stock were not included in computing diluted earnings per share because their effects were antidilutive (7,105,000 options and 2,596,293 warrants).

NOTE 4     COMMITMENTS AND CONTINGENCIES

            In 1999, RateXchange I, Inc. entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange I, Inc.'s business plans and operations in the business-to-business e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and payments were made for the services that were rendered. The term sheet provided for the vendor to receive a stock position in RateXchange I, Inc. of up to 10% for certain services. The Company is in discussion with the vendor concerning the 10% stock position in RateXchange I, Inc. because the formal agreement was never completed and the contemplated services were not fully provided. The ultimate outcome of this discussion is uncertain at this time. No adjustment has been made in the financial statements for this uncertainty.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



            The Company is involved in several issues as follows:

            Gregory K. Martin v. NetAmerica., Inc. et al. In the spring of 1999, Gregory K. Martin, a former officer of both NetAmerica, Inc. (Seattle)(NAI) and the Company, brought suit against the Company and others in the Superior Court of Washington (Civil Action No. 99-2-09171-OSEA). The suit related to, among other things, Mr. Martin's claims for compensation, reimbursement for business expenses, certain insurance benefits, payment of certain other obligations guaranteed by Mr. Martin (or reimbursement of payments made by him as guarantor), payment of certain tax and other obligations of a company referred to as SRG/Quantum that were purportedly assumed by NAI and the Company, issuance of options to purchase stock of the Company and other remedies relating to the terminated acquisition and other transactions. The suit was conditionally settled by an agreement dated May 22, 1999 among NAI, the Company and Mr. Martin (with William Fritts undertaking certain limited obligations). Pursuant to that agreement, Mr. Martin filed a voluntary non-suit, i.e. dismissed his suit without prejudice. Mr. Martin may have the ability to attempt to void the settlement pursuant to noncompliance on the part of NAI to their part of the settlement. As of March 31, 2000, the Company has fulfilled all of its current obligations under the settlement agreement.

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

            Dispute with Waave Telecommunications, Inc. On February 3, 2000, the Company filed a lawsuit against Waave Telecommunications, Inc. in the San Francisco County Superior Court (Case No. 309608). Other defendants named in the lawsuit include Robert W. Ingraham, Gran Columbia Resources, Inc. (aka Waave Telecommunications, Inc.) and Does One through Fifty. The case has recently been transferred to Sacramento County Superior Court. The lawsuit involves claims for breach of contract, promissory estoppel, fraud and deceit, intentional interference with a contract and prospective economic advantage, and unfair and unlawful business practices. The Company is seeking in excess of $1 million in compensatory damages, exemplary damages, interest and attorneys fees. The Company has not made an evaluation as to the likelihood of settlement or favorable or unfavorable results from this action.

            On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 Internet and Concentric. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in Superior Court and will soon proceed to arbitration.

NOTE 5     OPTIONS FOR PURCHASE OF COMMON STOCK

           Shareholders authorized the 1999 Stock Option Plan during 1999. Shareholders authorized the 2000 Stock Option Plan on April 20, 2000. Options to purchase a total of 8,000,000 shares are authorized for issuance under these plans.

           On February 24, 2000, the Board authorized additional options to purchase 4,290,000 shares outside of either plan at a strike price of $7.00. The closing stock price on February 24, 2000 was $12.00. Of these options, 837,500 vested immediately. A further 400,000 vested in the first quarter upon meeting a vesting provision that the Company's stock price trade over $20 for ten consecutive days. The remaining options vest over periods of between one and four years. Total options issued during the quarter for less than fair market value were 4,215,000 for which the Company recognized compensation expense of $7,566,083, of this amount $6,806,250 related to those options that vested during the first quarter. None of the options that vested in the first quarter have been exercised.

NOTE 6     SHORT TERM DEBT

           In January 2000, RateXchange I, Inc. closed a $2,000,000 convertible note offering (the "Notes"). The Notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I, Inc. In addition, warrants to purchase RateXchange I, Inc. common stock were issued.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           As a result of the Company's new business strategy, the Company offered to such note holders the right to convert their Notes into RateXchange Corp. common stock at an exchange rate of $5.00 per share. In addition, the Company agreed to issue such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share. Any note holders who decline this offer will be entitled to rescind their original investment and receive their principal back in full, including accrued interest. As of March 31, 2000, no conversions have occurred.

NOTE 7     GOING CONCERN

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to fund RateXchange Corp. activities, according to its business plan, and emerge profitable sometime in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook."

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

         In September 1998, in connection with our strategy to acquire and consolidate Internet Service Providers ("ISPs"), we also entered into an agreement with NetAmerica, Inc., a Washington corporation, pursuant to which we agreed to purchase the outstanding stock of Net America, Inc. Net America, Inc. subsequently agreed to be renamed A1 Internet, Inc. and agreed to assign and transfer to us all of its right, title and interest in the name "Net America." We determined in March 1999 that it was not in our best interest to complete the purchase of A1 Internet's stock after A1 Internet acknowledged that certain representations made to us were inaccurate. Consequently, on March 16, 1999, we entered into an agreement with A1 Internet to abandon the stock purchase and settle our differences.

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

         On July 6, 1999, we acquired 100% of the outstanding stock of Rate Exchange, Inc., a Colorado corporation, through a merger into RateXchange I, Inc., our wholly owned Delaware subsidiary. The Delaware subsidiary was the surviving entity. We paid 574,998 shares of common stock and $450,000 in a note that was due one year from the date of closing. This note is now fully paid. On July 23, 1999, RateXchange I entered into an agreement with a consultant for market development expertise as applied to the telecommunications market. In exchange for these services, RateXchange I agreed to issue up to 10% of its common stock based on successful completion and delivery of certain software. As of the date of this report, no shares of RateXchange I, Inc. have been issued under the consultant agreement and the parties are in discussions regarding termination of this agreement.

         On September 15, 1999, RateXchange I and Donald H. Sledge entered into an employment agreement under which RateXchange I agreed to grant Mr. Sledge an equity position of up to 10% of RateXchange I's outstanding stock through a stock purchase right. RateXchange I has repurchased Mr. Sledge's equity as part of our restructuring.

         RateXchange I is a development stage B2B, e-commerce company seeking to develop new transaction services for the estimated $1 trillion international market for telecommunications services. RateXchange I has operated an Internet-based lead generation service for trading in long-distance minutes, telephony minutes and bandwidth since January 1998.

         On February 7, 2000, we announced our intention to change our name to RateXchange Corporation (subject to shareholder approval) and to focus our efforts on the business of RateXchange I, Inc. As part of our restructuring, Donald H. Sledge agreed to serve as our Chairman and CEO. On April 20, 2000, our shareholders approved our name change.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

         The following table summarizes our results of operations for the three months ended March 31, 2000 and 1999.


                                                                      Three Months Ended
                                                                            March 31
                                                               ----------------------------------
                                                                  2000                   1999
                                                               ------------          -------------
Revenue                                                                --                    --
Expenses (including Selling, General & Administrative)         $(10,983,042)         $   (965,059)
Net Income (Loss)                                              $(11,075,071)         $   (959,470)

Revenue

         We have not generated any revenues since inception. The only income we generated during the first quarter of 2000 was interest income on the net proceeds from the $32.8 million private placement. Interest income for the first quarter of 2000 was $57,367 compared to $5,589 for the same period in 1999. The increase in interest income is attributable to interest earned on the proceeds from the private placement.

Expenses

         Our total expenses increased to $10,983,042 from $965,059 for the three months ended March 31, 2000 and 1999. The increase was due primarily to:

         - compensation expense recorded for below market stock option grants,

         -        increased marketing and development activity,

         - the expansion of our executive management team and the addition of certain advisors, and

         -    costs associated with our restructuring.

Net Income (Loss):

         During the three months ended March 31, 2000, we incurred losses of $(11,075,071) compared to losses of $(959,470) during the same period in 1999. Included in the loss for the period were:

         - $7,566,083 in expenses associated with below market stock option grants, of which $6,806,250 relates to options that vested in the first quarter,

         -    $1,122,698 in payroll costs,

         -    $373,000 in legal and professional fees,

         -    $607,000 in outside services,

         -    $100,000 in financing costs,

         -    $280,000 in marketing costs,

         -    $290,000 in delivery equipment maintenance costs, and

         -    $201,000 in recruiting expenses.

         Because we are in the early growth stage, we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.

         We had working capital of $25,859,000 at March 31, 2000 compared to negative working capital of $(128,733) on December 31, 1999. In March 2000 we closed a $32.8 million private placement, netting $30.1 million after expenses. These funds should be sufficient to cover our operations and working capital requirements for the next twelve (12) months. Nevertheless, we may be forced to seek additional financing sooner than expected.

         Our operating activities used $1,669,000 during the three months ended March 31, 2000 due primarily to our:

         -    increased marketing and development,

         -    expansion of our executive management team, and

         -    increased professional services and consulting costs.

         Our capital investing activities used $638,000 during the three months ended March 31, 2000, due primarily to purchases of equipment.

         Financing activities generated $32,863,000 during the three months ended March 31, 2000. Financing activities during the three months ended March 31, 2000 consisted primarily of proceeds from sales of common stock. Between February and March 2000, we sold to accredited investors a total of 2,733,329 shares of our restricted common shares plus warrants to purchase 1,366,673 shares of our common stock at an exercise price of $14.40 per share. The shares were sold at a subscription price of $12.00 per share. After deducting the expenses related to the offering, we received $30,135,000. The proceeds of the sales of common stock were and will be used to accelerate deployment of our delivery hubs, expand our online marketplace for telecommunications products and enhance our geographic reach and product line.

         In March 2000, we executed a Master Lease Line Commitment Agreement, which has a minimum term of either 36 or 48 months (depending upon the type of equipment we lease). Pursuant to this agreement, we are entitled to lease equipment that has a cost or sale price which, in the aggregate, does not exceed $10,000,000. Our periodic lease payments are determined by multiplying the cost or sale price of the equipment leased by a lease rate factor of either .03277 or
 .02633, depending upon the type of equipment. We are also responsible for all taxes, shipping, transportation, installation, services and other expenses related to the equipment we lease pursuant to the agreement.

         We are executing an overall business plan that requires significant additional capital for among other uses:

         -    additional equipment and facilities,

         -    expansion into new domestic and international markets,

         -    additional management and personnel,

         -    development of additional products and services, and

         -    acquisitions.

        Furthermore, our funding of working capital and current and future operating losses will require additional capital investment. We do not currently possess a bank source of financing and we have not had any revenues. We anticipate that the funds we obtained from our private placement and our lease line commitment should be sufficient to cover our capital needs.

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

OUTLOOK

         Historically, we have not had any long-term successful business operations and we are concentrating our efforts in developing a new business model for business-to-business e-commerce products and services for the telecommunications sector. We are in an early stage of development and we are subject to all the risks inherent in the establishment of a new business enterprise. To address these risks, we must:

         - establish market acceptance for our online exchange and other products and services,

         -    continue to retain, attract and motivate qualified personnel,

         - effectively manage our capital to support the expenses of developing and marketing new products and services,

         - implement and successfully execute our business and marketing strategy,

         -    respond to competitive developments, and

         - continue to develop and upgrade our exchange and delivery hub technology.

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

         - changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

         - our ability to raise sufficient capital to meet operating requirements,

         - various competitive factors that may prevent us from competing successfully in the marketplace,

         - changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations, and

         - other risks described below in "Factors That May Affect Future Results."

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES IN THE FUTURE, AND WE MAY NEVER ACHIEVE PROFITABILITY.

         At March 31, 2000, our accumulated deficit since inception was $(19,266,121). For the three months ended March 31, 2000, we incurred net losses of $(10,575,071). We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. Our expense levels are high and our revenues nonexistent. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future.

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

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

         The market for online bandwidth and minutes trading services is new, rapidly evolving and very competitive, as are the online commerce and business-to-business e-commerce markets generally. We expect competition in this market to intensify in the future. Several of our existing competitors, such as Band-X, Enron, Arbinet and InterXion, currently operate online exchanges and have established customer bases. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for our online exchange.

         In addition, we compete with all companies who trade, broker, or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including established clearinghouses, lead-generation services and traditional offline brokers. We are aware of established clearinghouses, such as GRIC, ITXC and AT&T Global Clearinghouse, that aggregate supply and demand and contract directly with buyers or sellers, rather than facilitate trades. Many established companies, such as Band-X, Min-X, Asia Capacity Exchange and Cape Saffron offer lead-generation services which provide opportunities for buyers and sellers to identify trading opportunities through online listings. Barriers to entry in the lead-generation category are minimal, as current and new competitors can launch sites at a relatively low cost. Traditional offline brokers act as agents for buyers and sellers of bandwidth for a commission and have the advantage of established industry practices and industry contacts. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of our online exchange.

         Large telecommunications companies such as AT&T and MCI Worldcom have the ability and resources to compete in the online bandwidth and minutes trading services market if they choose to do so, including launching their own online exchanges or offering clearinghouse and other trading services. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies could have a material adverse impact on our business and results of operations.

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

WE ARE AT RISK OF CAPACITY CONSTRAINTS AND FACE SYSTEM DEVELOPMENT RISKS.

         The satisfactory performance, reliability and availability of our online exchange and the related network infrastructure are critical to our reputation and our ability to attract and retain users and maintain adequate customer service levels. Our revenues depend on the number of users of our online exchange and the volume of trading that the exchange facilitates. Any system interruptions that result in the unavailability of our website or reduced performance of the online exchange could reduce the volume of bandwidth traded and the attractiveness of our website as a means for such trading.

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

WE NEED TO RETAIN AND HIRE QUALIFIED PERSONNEL TO SUSTAIN OUR BUSINESS.

         We are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management, and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in their present positions, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense, particularly in the San Francisco Bay Area where we are located. If we are unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, that may have a material adverse effect on our business and results of operations.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY.

         Our performance and ability to compete is dependent on our proprietary technology, including, but not limited to the design of our online exchanges and delivery hubs. We regard our copyrighted material, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. There can be no assurance that we will be able to secure significant protection for any of our intellectual property. It is possible that our competitors or others will adopt product or service names similar to our marks, thereby inhibiting our ability to build brand identity and possibly leading to customer confusion.

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

WE MAY NOT BE ABLE TO SECURE LICENSES FOR TECHNOLOGY FROM THIRD PARTIES ON COMMERCIALLY REASONABLE TERMS.

         We rely on a variety of software and hardware technologies that we license from third parties, including our database and Internet server software, components of our online trading software, and transaction-processing software which is used in our online exchange to perform key functions. There can be no assurance that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of our ability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing our proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays could have a material adverse impact on our business and results of operations.

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

         -    quarter to quarter variations in operating results, and

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         On February 3, 2000, we filed a lawsuit against Waave Telecommunications, Inc. in the San Francisco County Superior Court (Case No. 309608). Other defendants named in the lawsuit include Robert
         W. Ingraham, Gran Columbia Resources, Inc. (aka Waave Telecommunications, Inc.) and Does One through Fifty. The case has recently been transferred to Sacramento County Superior Court. The lawsuit involves claims for breach of contract, promissory estoppel, fraud and deceit, intentional interference with a contract and prospective economic advantage, and unfair and unlawful business practices. We are seeking in excess of $1 million in compensatory damages, exemplary damages, interest and attorneys fees.

         On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a services agreement between A1 Internet and Concentric. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in Superior Court and will soon proceed to arbitration.

         Other than those matters disclosed herein, there were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2000. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

ITEM 2.  CHANGES IN SECURITIES.

         In February 2000, we issued 198,898 shares of our restricted common stock to certain warrant holders upon such warrant holders' cashless exercise of certain of our warrants. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

         Between February and March 2000, we sold to certain private placement investors 2,733,329 shares of our restricted common stock plus warrants to purchase 1,366,673 shares of our common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for expenses related to the offering, we received $30,135,000. We issued the shares to accredited investors only in reliance upon Rule 506 of Regulation D of the 1933 Act.

         Between February and March 2000, we issued to various services providers additional warrants to purchase 804,620 shares of our common stock in exchange for services. The exercise prices of the warrants range from $5.00 to $14.40 per share and the warrants expire between 2003 and 2005. We issued the warrants to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 30, 2000, we mailed our shareholders proxy statements for our annual meeting of shareholders that was held on April 20, 2000. During the meeting, holders of 9,384,721 shares, out of 17,019,651 shares outstanding on the record date, attended either in person or by proxy. With respect to the election of the Board of Directors, shareholders cast all of the 9,384,721 shares present and entitled to vote, with the following results: 9,384,626 votes in favor of the appointment of Douglas D. Cole, Donald H. Sledge, Christopher Vizas, D. Jonathan Merriman and Ronald E. Spears as directors of the Company, 0 votes against, 95 votes withheld/abstentions, and 291,000 broker non-votes.

         With respect to the approval of our amendment to our Certificate of Incorporation to change our name to RateXchange Corporation, shareholders cast all of the 9,384,721 shares present and entitled to vote, with the following results: 9,384,626 votes in favor of the name change, 0 votes against, 95 votes withheld/abstentions and 291,000 broker non-votes.

         With respect to the approval of our 2000 Stock Option and Incentive Plan, shareholders cast all of the 9,384,721 shares present and entitled to vote, with the following results: 9,380,501 votes in favor of approval of the 2000 Plan, 4,125 votes against, 95 votes withheld/abstentions and 291,000 broker non-votes.

         With respect to the authorization of 60,000,000 shares of preferred stock, shareholders cast all of the 9,384,721 shares present and entitled to vote, with the following results: 9,225,321 votes in favor of authorizing the preferred stock, 59,925 votes against, 99,475 votes withheld/abstentions and 291,000 broker non-votes.

ITEM 5.  OTHER INFORMATION

         During February and March 2000, in conjunction with our restructuring,
         (1) Edward Mooney resigned as an officer and director, (2) Douglas Cole resigned as an officer but remains a director, (3) John Dixon resigned as a director, and (4) Douglas Glen resigned as a director. We concurrently appointed (1) Donald Sledge as Chairman and Chief Executive Officer, (2) Philip Rice as Chief Financial Officer, (3) Paul Wescott as Chief Operating Officer, (4) Ross Mayfield as President, (5) Christopher Vizas as director, (6) Jonathan Merriman as director, and
         (7) Ronald Spears as director.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits

       Exhibit No.                                   Description
       -----------                                   -----------
         3.1         Certificate of Incorporation for RateXchange Corporation,
                     as amended, filed with the Form S-1 dated May 12, 2000 and incorporated herein by reference.

         3.2 Amended and Restated Bylaws of RateXchange Corporation, filed with the September 30, 1999 Form 10-Q and incorporated herein by reference.

         4.1         Form of Warrant, filed with the Form 10-K dated December
                     31, 1999 and incorporated herein by reference.

         4.2         Form of Convertible Promissory Note between RateXchange,
                     Inc. and Investors, filed with the Form 10-K dated December
                     31, 1999 and incorporated herein by reference.

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

         10.3        Form of Severance Agreement between NetAmerica.com
                     Corporation and each of Douglas Cole and Edward Mooney, filed with the Form 10-K dated December 31, 1999 and incorporated herein by reference.

         10.4        Employment Agreement between RateXchange, Inc. and Donald
                     H. Sledge, filed with the Form 10-Q dated September 30,
                     1999, incorporated herein by reference.

         10.5 Form of Employment Agreement between RateXchange, Inc. and each of Philip Rice, Ross Mayfield and Paul Wescott, filed with the Form 10-K dated December 31, 1999 and incorporated herein by reference.

         10.6 NetAmerica.com Corporation 1999 Stock Option Plan, filed with the Proxy Statement for the Annual Meeting of Shareholders on December 16, 1999, and incorporated herein by reference.

         10.7 2000 Stock Option Plan, filed with the Proxy Statement for the Annual Meeting of Shareholders on April 20, 2000, and incorporated herein by reference.

         27          Financial Data Schedule, filed herein.

                  (b)      Reports on Form 8-K.

                           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 12th day of May, 2000.


                                       RATEXCHANGE CORPORATION




                                       By: /s/
                                           -------------------------------------
                                           Philip Rice,
                                           Chief Financial Officer

                                  Exhibit Index

Exhibit No.                       Description
-----------                       -----------
3.1            Certificate of Incorporation for RateXchange Corporation, as
               amended, filed with the Form S-1 dated May 12, 2000 and
               incorporated herein by reference.

3.2 Amended and Restated Bylaws of RateXchange Corporation, filed with the September 30, 1999 Form 10-Q and incorporated herein by reference.

4.1 Form of Warrant, filed with the Form 10-K dated December 31, 1999 and incorporated herein by reference.

4.2            Form of Convertible Promissory Note between RateXchange, Inc. and
               Investors, filed with the Form 10-K dated December 31, 1999 and incorporated herein by reference.

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

10.3 Form of Severance Agreement between NetAmerica.com Corporation and each of Douglas Cole and Edward Mooney, filed with the Form
               10-K dated December 31, 1999 and incorporated herein by reference.

10.4           Employment Agreement between RateXchange, Inc. and Donald H.
               Sledge, filed with the Form 10-Q dated September 30, 1999, incorporated herein by reference.

10.5 Form of Employment Agreement between RateXchange, Inc. and each of Philip Rice, Ross Mayfield and Paul Wescott, filed with the
               Form 10-K dated December 31, 1999 and incorporated herein by reference.

10.6           NetAmerica.com Corporation 1999 Stock Option Plan, filed with the
               Proxy Statement for the Annual Meeting of Shareholders on
               December 16, 1999.

10.7           2000 Stock Option Plan, filed with the Proxy Statement for the
               Annual Meeting of Shareholders on April 20, 2000.

27             Financial Data Schedule, filed herein.