Form 10-Q
period 2000-06-30
RATEXCHANGE CORP
filed 2000-08-11
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 33-19139-NY

                             RATEXCHANGE CORPORATION
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                          11-2936371
----------------------------------                      ------------------------
   (State or Other Jurisdiction                         (IRS Employer ID Number)
of Incorporation or Organization)


 185 Berry Street, Suite 3515, San Francisco, CA                 94107
-------------------------------------------------          -----------------
   (Address of Principal Executive Offices)                   (Zip Code)


       Registrant's telephone number, including area code: (415) 371-9800

                                      n/a
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES X     NO
        ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               17,411,174 shares common stock as of August 8, 2000
                                (Title of Class)


                             RATEXCHANGE CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION                                                                            Page
     Item 1 -

         Financial Statements

              Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999             3

              Consolidated Statements of Operations (unaudited) for the three and six months ended
              June 30, 2000and 1999                                                                         4

              Consolidated Statements of Cash Flows (unaudited) for the six months ended
                  June 30, 2000 and 1999                                                                    4

              Notes to Consolidated Financial Statements                                                    6

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and

              Results of Operations                                                                         9

     Item 3 -

         Quantitative and Qualitative Disclosures About Market Risk                                        20

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                            21

     Item 2 - Changes in Securities and Use of Proceeds                                                    21

     Item 6 - Exhibits and Reports on Form 8-K                                                             21

SIGNATURES                                                                                                 22




                                                   Part I - Financial Information

Item 1.       Financial Statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,            December 31,
ASSETS                                                                                               2000                  1999
-------------------------------------------------------------------------------------------------------------          ------------
                                                                                                 (unaudited)
Current assets
         Cash and cash equivalents                                                               $  8,825,453          $    451,615
         Short term investments                                                                    15,593,875                  --
         Interest receivable                                                                             --                 150,608
         Prepaid expenses                                                                             244,449                 5,814
         Note receivable on stock sales                                                                  --               1,541,050
                                                                                                 ------------          ------------
                  Total Current Assets                                                             24,663,777             2,149,087

Property and equipment (net of accumulated depreciation
of $111,291 and $10,766 in 2000 and 1999)                                                             677,220               175,349

Other assets
         Investment in affiliate                                                                       75,000                75,000
         Deposits                                                                                     260,700               103,305
                                                                                                 ------------          ------------
Total assets                                                                                     $ 25,676,697          $  2,502,741
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                                                   $  2,908,272          $  1,639,301
         Other liabilities                                                                            103,000                85,000
         Short term debt                                                                            2,000,000               800,000
                                                                                                 ------------          ------------
                  Total current liabilities                                                         5,011,272             2,524,301

Commitments and Contingencies                                                                            --                    --

Stockholders' equity
         Preferred stock, 60,000,000 shares authorized; none  outstanding                                --                    --
         Common stock, $.0001 par value; 300,000,000 shares
         authorized; issued and outstanding; 17,136,174 shares and
         14,087,425 shares                                                                              1,714                 1,409
         Additional paid in capital                                                                49,000,879             8,891,088
         Retained deficit                                                                         (28,089,234)           (8,667,576)
         Notes receivable on stock sales                                                             (407,732)             (246,481)
         Accumulated other comprehensive income                                                       159,798                  --
                                                                                                 ------------          ------------
                       Total stockholders' equity                                                  20,665,425               (21,560)
                                                                                                 ------------          ------------
Total liabilities and stockholders' equity                                                       $ 25,676,697          $  2,502,741
                                                                                                 ============          ============


                           The accompanying notes are an integral part of the financial statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  Beginning of
                                                                                                                Development Stage
                                                                                                              (September 30, 1998)
                                            Three Months ended June 30,        Six Months ended June 30,        through June 30,
                                                    (unaudited)                         (unaudited)                   2000
                                               2000              1999             2000              1999           (unaudited)
                                          ------------      ------------      ------------      ------------      ------------
REVENUE
Advertising revenue                       $      4,500      $       --        $      4,500      $       --        $      4,500

EXPENSES

Selling, general and administrative          5,237,280           571,888        10,093,247         1,532,584        15,054,202
Compensation expense - below
   market option grants                      1,540,943              --           7,643,921              --           7,905,756
Bad debt                                          --             746,188              --             746,188         1,748,750
Depreciation and amortization                   77,182             5,630           101,279             9,993           130,735
Write down of goodwill                            --                --                --                --           1,582,155
                                          ------------      ------------      ------------      ------------      ------------

     Total Expenses                          6,855,405         1,323,706        17,838,447         2,288,765        26,421,598

OTHER INCOME (EXPENSE)

Interest income                                305,502            45,219           212,261            50,808           365,751
Interest expense                              (301,184)             --            (301,472)             --            (325,264)
Other expenses (net)                        (1,500,000)             --          (1,498,500)             --          (1,498,280)
Loss allocated to minority interest               --                --                --                --               7,000
                                          ------------      ------------      ------------      ------------      ------------
Income (loss) before taxes                  (8,346,587)       (1,278,487)      (19,421,658)       (2,237,957)      (27,867,891)

Income tax provision (benefit)                    --                --                --                --                --
                                          ------------      ------------      ------------      ------------      ------------

NET LOSS                                  $ (8,346,587)     $ (1,278,487)     $(19,421,658)     $ (2,237,957)     $(27,867,891)
                                          ============      ============      ============      ============      ============

Basic and diluted net loss per
     share                                $      (0.49)     $     (0.11)      $      (1.23)     $     (0.21)
Weighted average number of
     shares of common stock                 17,133,613       11,962,203         15,817,530        10,602,949


                                     The accompanying notes are an integral part of the financial statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the Six Months ended     Beginning of Development
                                                                                      June 30,               Stage (September 30,
                                                                                    (unaudited)             1998) through June 30,
                                                                                                                    2000
                                                                              2000              1999             (unaudited)
                                                                         ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                            $(19,421,658)       $ (2,237,957)       $(27,867,891)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                        300,525               9,993             329,981
         Bad debt                                                                --               746,188           1,748,750
         Stock options granted to employees below
            fair market value                                               7,643,921                --             7,905,756
         Stock options granted to service providers                         2,131,250                --             2,131,250
         Write off of goodwill                                                   --                  --             1,582,155
         Stock for services/expenses                                             --                22,029             702,244
         Stock for interest                                                      --                  --                10,773
         Stock for accounts payable conversion                                   --                  --               (30,000)
         Increase in deposits                                                (157,395)               --              (260,700)
         Increase (decrease) in accounts receivable
            and other assets                                                 (249,278)         (1,058,776)         (1,325,600)
         Increase (decrease) in accounts payable and
            accrued expenses                                                1,286,896              (5,510)          3,126,024
                                                                         ------------        ------------        ------------
                  TOTAL                                                    (8,465,739)         (2,524,033)        (11,947,258)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of short term investments                               (18,734,934)               --           (18,734,934)
         Sale of short term investments                                     3,300,858                --             3,300,858
         Purchase of RateXchange I                                               --                (9,000)           (450,000)
         Payment for purchase of equipment                                   (602,397)               --              (770,717)
         Cash purchased by stock acquisition of subsidiary                       --                  --               (78,550)
         Advances to affiliates                                                  --                  --              (721,871)
                                                                         ------------        ------------        ------------
                  TOTAL                                                   (16,036,473)             (9,000)        (17,455,214)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from loans and other debt (net)                           1,200,000                --             2,013,000
         Net proceeds from stock sales                                     30,135,000                --            34,698,875
         Proceeds from note receivable                                      1,541,050           2,659,750           1,516,050
                                                                         ------------        ------------        ------------
                  TOTAL                                                    32,876,050           2,659,750          38,227,925

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            8,373,838             126,717           8,825,453

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                                           451,615             528,516                --
                                                                         ------------        ------------        ------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                  $  8,825,453        $    655,233        $  8,825,453
                                                                         ============        ============        ============




                              The accompanying notes are an integral part of the financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     INTERIM FINANCIAL STATEMENTS AND BACKGROUND AND HISTORY

           The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been audited. The 1999 financial statements presented are currently being reaudited by a newly appointed public accounting firm. Certain adjustments will likely result from the reaudit. The results of operations and cash flows for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000.

           RateXchange Corporation or the Company is a consolidated group of companies including the parent corporation, RateXchange Corporation (RateXchange Corp.), and its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. (PolarCap).

           RateXchange Corp. (formerly NetAmerica.com Corporation) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. In April 2000, we changed our name to RateXchange Corporation to reflect the focusing of our efforts on the business of RateXchange I, Inc.

           RateXchange I, Inc., a Delaware corporation organized in June 1999, is in the business of business-to-business e-commerce seeking to develop new exchange services for the telecommunications market.

           The Company is in its planning stages for its eventual day to day business and has not generated any revenues from its planned operations. The Company is defined as a development stage company in accordance with SFAS No. 7. Therefore, all operations since the start of the development stage, September 30, 1998, when the Company acquired PolarCap, have been reported.

NOTE 2   CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

           We consider all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Short-term investments consist of debt securities with maturities between three months and twelve months.

           Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. At June 30, 2000, the company's investment in short term securities had an unamortized cost of $15,434,077. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

NOTE 3   PRIVATE PLACEMENT

           In March 2000, the Company completed a private placement in which it sold 2,733,329 shares of restricted common stock at a subscription price of $12 per share plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for costs associated with the offering the Company received $30,135,000.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4     LOSS PER SHARE AND AVERAGE SHARES OUTSTANDING

           Loss per share is computed by dividing the net loss by the weighted average of the common shares outstanding. Options and warrants on shares of common stock were not included in computing diluted loss per share because their effects were antidilutive (8,105,000 options and 2,386,000 warrants).

NOTE 5     COMMITMENTS AND CONTINGENCIES

           In 1999, RateXchange I, Inc. entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange I, Inc.'s business plans and operations in the business-to-business e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and payments were made for the services that were rendered. The term sheet provided for the vendor to receive a stock position in RateXchange I, Inc. of up to 10% for certain services. The Company has reached a tentative agreement on terms for settlement of the dispute with the vendor. The parties are presently negotiating the terms of the final settlement documents. At June 30, the company has estimated and accrued for the probable loss.

           The Company is involved in several lawsuits as follows:

           Gregory K. Martin v. NetAmerica, Inc. et al. In the spring of 1999, Gregory K. Martin, a former officer of both NetAmerica, Inc. (Seattle)(NAI) and the Company, brought suit against the Company and others in the Superior Court of Washington (Civil Action No.
           99-2-09171-OSEA). The suit related to, among other things, Mr. Martin's claims for compensation, reimbursement for business expenses, certain insurance benefits, payment of certain other obligations guaranteed by Mr. Martin (or reimbursement of payments made by him as guarantor), payment of certain tax and other obligations of a company referred to as SRG/Quantum that were purportedly assumed by NAI and the Company, issuance of options to purchase stock of the Company and other remedies relating to the terminated acquisition and other transactions. The suit was conditionally settled by an agreement dated May 22, 1999 among NAI, the Company and Mr. Martin (with William Fritts undertaking certain limited obligations). Pursuant to that agreement, Mr. Martin filed a voluntary non-suit (i.e., dismissed his suit without prejudice). Mr. Martin may have the ability to attempt to void the settlement pursuant to noncompliance on the part of NAI to their part of the settlement. As of June 30, 2000, the Company has fulfilled all of its current obligations under the settlement agreement and contends that the matter is resolved.

           NAI Office Lease. The Company has resolved this lease dispute with its landlord. No claims against the Company remain.

           On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 Internet and Concentric. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in Superior Court and will soon proceed to arbitration. The Company has fully reserved for this contingency.

NOTE 6     OPTIONS FOR PURCHASE OF COMMON STOCK

           Shareholders authorized the 1999 Stock Option Plan during 1999. Shareholders authorized the 2000 Stock Option Plan on April 20, 2000. There are options to purchase 8,000,000 shares authorized for issuance under both plans. On February 24, 2000, the Board authorized additional options to purchase 4,290,000 shares outside of either plan. Total options granted to employees during the first quarter for less than fair market value were 3,940,000 for which the Company recognized related compensation expense of $7,643,921 and $1,540,943 for the first six months and second quarter of 2000. In addition,

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           the company granted options to non-employee consultants totaling 275,000 for which the company recorded related expense of $2,131,250 and $668,145 for the six months and second quarter ended June 30, 2000.

NOTE 7     SHORT TERM DEBT

           In January 2000, RateXchange I, Inc. closed a $2,000,000 convertible note offering (the "Notes"), bearing interest at a stated rate of 10%. The Notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I, Inc.

           As a result of the Company's new business strategy, the Company offered to such note holders the right to convert their Notes into RateXchange Corp. common stock at an exchange rate of $5.00 per share. In addition, the Company agreed to issue such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share. Any note holders who decline this offer will be entitled to rescind their original investment and receive their principal back in full, including accrued interest. As of June 30, 2000, no conversions have occurred.

NOTE 8     COMPREHENSIVE LOSS

           The comprehensive loss for the first six months and second quarter of 2000 and 1999 was:

                                    Three Months Ended               Six Months Ended
                                         June 30                          June 30
                                   2000            1999            2000            1999
                               ------------    ------------    ------------    ------------
Net loss                       $ (8,346,587)   $ (1,278,487)   $(19,421,658)   $ (2,237,957)
Other Comprehensive Income:
   Unrealized gains on short
     term investments               159,798            --           159,798            --
                               ------------    ------------    ------------    ------------
Comprehensive loss             $ (8,186,789)   $ (1,278,487)   $(19,261,860)   $ (2,237,957)
                               ============    ============    ============    ============


NOTE 9     GOING CONCERN

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to continue funding RateXchange Corp. activities through additional equity or debt financings according to its business plan, and emerge profitable sometime in the future. However, there can be no assurance that management's efforts will be successful.

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

OVERVIEW

         We are a pioneer in the development of business-to-business ("B2B") e-commerce for the telecommunications industry. We are a development stage B2B, e-commerce company seeking to develop new transaction services for the estimated $1 trillion international market for telecommunications services. We focus on developing, operating and maintaining liquid, efficient and automated online market services to trade bandwidth and other telecommunications products. In February 2000, we announced the launch of the RateXchange Real-Time Bandwidth eXchange. In July 2000 we announced we had completed beta testing for a new market service for bandwidth trading called RateXmatch. RateXmatch uses an approach to trading similar to that used by the electronic trading platforms utilized in on-line natural gas and electricity commodity trading. We also announced the opening of our first six delivery hubs where carriers will interconnect to the exchange. During 2000, we expect to commence other revenue-generating services such as RateXchange CustomAuctions for buying and selling of other telecommunications products and services and to open additional interconnection delivery hubs.

GENERAL DEVELOPMENT OF BUSINESS

         The Company was originally incorporated as Venture World, Ltd. on May 6, 1987 under the laws of the State of Delaware for the purpose of developing or acquiring general business opportunities. We did not have any material operations from 1987 to 1998.

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

         On July 6, 1999, we acquired 100% of the outstanding stock of Rate Exchange, Inc., a Colorado corporation, through a merger into RateXchange I, Inc., our wholly owned Delaware subsidiary. The Delaware subsidiary was the surviving entity. We paid 574,998 shares of common stock and $450,000 in a note that was due one year from the date of closing. This note is now fully paid. On July 23, 1999, RateXchange I, Inc. entered into an agreement with a consultant for market development expertise as applied to the telecommunications market. In exchange for these services, RateXchange I, Inc. agreed to issue up to 10% of its common stock based on successful completion and delivery of certain software. As of the date of this report, no shares of RateXchange I, Inc. have been issued under the consultant agreement and the parties are in discussions regarding termination of this agreement.

         On September 15, 1999, RateXchange I, Inc. and Donald H. Sledge entered into an employment agreement under which RateXchange I, Inc. agreed to grant Mr. Sledge an equity position of 10% of RateXchange I, Inc.'s outstanding stock through a stock purchase right.

         RateXchange I, Inc. is a development stage B2B, e-commerce company seeking to develop new transaction services for the estimated $1 trillion international market for telecommunications services. RateXchange I, Inc. has operated an Internet-based lead generation service for trading in long-distance minutes, telephony minutes and bandwidth since January 1998.

         On April 20, 2000, we changed our name to RateXchange Corporation to focus our efforts on the business of RateXchange I, Inc.

Results of Operations for Three and Six Months Ended June 30, 2000

         The following table summarizes our results of operations for the first six months and second quarter of 2000, compared to the same periods of 1999.

                                                                    Six Months Ended                        Three Months Ended
                                                                        June 30                                  June 30
                                                           ------------------------------------    ---------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenue                                                    $      4,500                --          $      4,500                --
Expenses (including Selling,                               $(17,838,447)       $ (2,288,765)       $ (6,855,405)       $ (1,323,706)
          General and Administrative)
Net Income (Loss)                                          $(19,421,658)       $ (2,237,957)       $ (8,346,587)       $ (1,278,487)

Revenue

         We generated revenue of $4,500 during the first six months and second quarter of 2000 from banner ads placed on our internet site. In addition, we generated interest income on the net proceeds from the $32.8 million private placement. Interest income for the first six months and second quarter of 2000 was $212,261 and $305,502 compared to $50,808 and $45,219 for the same periods in 1999. The increase in interest income is due to interest earned on the proceeds from the private placement.

Expenses

         Our total expenses were $17,838,447 and $6,855,405 in the first six months and second quarter of 2000 compared to $2,288,765 and $1,323,706 in the comparable periods of 1999. The increase was due primarily to:

         o   expense recorded on below market option grants;

         o   increased marketing and development activity; and

         o the expansion of our executive management team and the addition of certain advisors.



Net Income (Loss):

         During the first six months and second quarter of 2000, we incurred losses of $19,421,658 and $8,346,587 compared to losses of $2,237,957 and $1,278,487 during the same period in 1999. Included in the loss for the six months and second quarter of 2000 were:

         o $7,643,000 and $1,540,000 in expenses associated with below market stock option grants to employees;

         o   $2,243,000 and $1,127,000 in payroll costs;

         o   $1,500,000 in anticipated settlement of a dispute;

         o   $4,006,000 and $1,961,000 in outside services, including $2,131,000 and $668,000 for options granted to service providers;

         o   $1,059,000 and $775,000 in marketing costs;

         o   $711,000 and $420,000 in delivery equipment maintenance costs; and

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

         We had working capital of $19,652,505 at June 30, 2000 compared to negative working capital of $375,214 on December 31, 1999. At December 31, 1999, we had common stock subscription receivables in the amount of $1,787,531, which were due and payable in 2001. As of June 30, 2000, $1,541,050 has been paid. In March 2000 we closed a $32.8 million private placement, netting $30.1 million after expenses. These funds should be sufficient to cover our operations and working capital requirements for the next twelve months. Nevertheless, we may be forced to seek additional financing sooner than expected.

         Our operating activities used $8,465,739 during the first six months of 2000 due primarily to our:

         o   increased marketing and development;

         o   expansion of our executive management team; and

         o   increased professional services and consulting costs.

         Our investing activities used $16,036,472 during the first six months of 2000, due primarily to investing the proceeds from the private placement.

         Financing activities generated $32,876,050 during the first six months of 2000. Financing activities during the six months ended June 30, 2000 consisted primarily of proceeds from sales of common stock. Between February and March 2000, we sold to accredited investors a total of 2,733,329 shares of our restricted common shares plus warrants to purchase 1,366,673 shares of our common stock at an exercise price of $14.40 per share.

The shares were sold at a subscription price of $12.00 per share. After deducting the expenses related to the offering, we received $30,135,000. The proceeds of the sales of common stock are being used to accelerate deployment of our delivery hubs, expand our online marketplace for telecommunications products and enhance our geographic reach and product line.

         We are executing an overall business plan that requires significant additional capital for among other uses:

         o   additional equipment and facilities;

         o   expansion into new domestic and international markets;

         o   additional management and personnel;

         o   development of additional products and services; and

         o   acquisitions.

        Furthermore, our funding of working capital and current and future operating losses will require additional capital investment. We do not currently possess a bank source of financing and we have had minimal revenues.

        Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Anticipated Increase to Operating Loss

         On  July  20,  2000,  the  Company   engaged  Arthur  Andersen  as  its
independent  auditors.  Arthur  Andersen  is  going  to  reaudit  the  Company's accounting  records  for  1997,  1998 and  1999.  A  preliminary  review  of the accounting records indicates that certain transactions in 1999 and 1998 involving common stock issued in exchange for services received, conversion of bridge financing and arrangement of financing appear to have been recorded at a price lower than that generally available in the marketplace. As disclosed in the Company's Annual Report on Form 10-K, the Company determined the value of these stock transactions. An element of that determination was the consideration of certain variables such as whether the stock being issued was restricted and, if so, the level of those restrictions. One such restriction was a requirement that the stock recipient hold the shares for at least a year before selling them. Another restriction was that the Company generate $10 million in revenue over a 12 month period before the restriction on sale is lifted. To date the Company has not generated any revenue from operations. As a result, some of the stock was issued at a discount. An issue has arisen, which will be addressed during the reaudit, as to whether the difference between the price of the shares and the value that others in the marketplace placed on the shares ought to be reflected as an expense in the financial statements.

         The expense amounts in question involve 7,504,347 shares of common stock issued for $1,319,506. No determination has been made as of this date regarding the appropriated valuation of the stock on the date issued due to the following factors:

         o Shares were being issued via a private placement memorandum at an average price of $1.07;

         o Shares trading on the over the counter market traded between $4.50 and $8.88;

         o The shares being traded on the over the counter market were limited in availability and the trading process itself was somewhat cumbersome; and

         o Liquidity in the stock was provided through the private placement process, versus the over the counter market.

         At this time the outcome of the reaudit and the resolution of any other potential issues that may arise is uncertain.

Outlook

         Historically,  we  have  not  had  any  long-term  successful  business operations and we are concentrating our efforts in developing a new business model for business-to-business e-commerce products and services for the telecommunications sector. We are in an early stage of development and we are subject to all the risks inherent in the establishment of a new business enterprise. To address these risks, we must:

         o establish market acceptance for our online exchange and other products and services;

         o   continue to retain, attract and motivate qualified personnel;

         o   effectively   manage  our  capital  to  support  the   expenses  of
             developing and marketing new products and services;

         o implement and successfully execute our business and marketing strategy;

         o   respond to competitive developments; and

         o continue to develop and upgrade our exchange and delivery hub technology.



Forward-Looking Statements

        This Outlook section, and other sections of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include:

         o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market;

         o   our  ability  to  raise   sufficient   capital  to  meet  operating
             requirements;

         o various competitive factors that may prevent us from competing successfully in the marketplace;

         o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; and

         o other risks described below in "Factors That May Affect Future Results."

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

Factors That May Affect Future Results

We have had recurring operating losses and is dependent upon financing to continue operations.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had recurring operating losses and is dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to continue funding RateXchange Corp. activities through additional equity or debt financings according to its business plan, and emerge profitable sometime in the future. However, there can be no assurance the management's efforts will be successful.

As a development stage company with a limited operating history in a new and rapidly changing industry, it is difficult to evaluate our business and prospects.

         We are a development stage company with a limited operating history. Our activities to date, including the activities of our predecessor, have concentrated on:

         o planning, developing and implementing our online exchange for trading bandwidth, and other telecommunications products.

         o offering a free online lead-generation service in order to build clientele and educate potential exchange participants about the benefits of online trading; and

         Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business and results of operations.

Our success depends on our ability to successfully secure participation in the exchange and connect participants to our network.

         The success of our online exchange is ultimately dependent upon the creation of a network of physically interconnected users. Prior to trading on the exchange, users who elect to take delivery over our network must connect to our network at one of our delivery hubs. We have delivery hub equipment in place in six cities within the United States. We currently lease this switching capacity.

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

         At June 30, 2000, our accumulated deficit since inception was $(28,089,234). For the first six months and second quarter of 2000, we incurred net losses of $(19,421,658) and $(8,346,587). We have incurred a net loss in each year of our existence, and have financed our operations primarily through sales of equity securities. Our expense levels are high and our revenues insignificant. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future.

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

         The market for online bandwidth and minutes trading services is new, rapidly evolving and very competitive, as are the online commerce and business-to-business e-commerce markets generally. We expect competition in this market to intensify in the future. Several of our existing competitors, such as Band-X, Arbinet and InterXion, currently operate online exchanges and have established customer bases. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for our online exchange.

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

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, including e-commerce companies. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

         o   user privacy;

         o   pricing;

         o   content;

         o   copyrights;

         o   distribution; and

         o   characteristics and quality of products and services.

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

         As a start-up venture, we may experience system interruptions, which may continue to occur from time to time. There may be a significant need to upgrade the capacity of our website in order to handle thousands of simultaneous users and transactions. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our online bandwidth exchange or increased trading volume through our online trading or transaction-processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of trade processing, any of which could have a material adverse effect on our business and results of operations.

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

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

         o   adverse news announcements;

         o   the introduction of new products and services;

         o market conditions in the telecommunications industry in general, Internet-based services and B2B e-commerce;

         o   quarter to quarter variations in operating results; and

         o   general market conditions.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Short Term Investments

        Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

        Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents. Investments with maturities between three and twelve months are considered to be short-term investments. Investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our investment portfolio.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 2000. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

Item 2.       Changes in Securities and Use of Proceeds.

         a)  Not applicable.

         b)  Not applicable.

         c) In February 2000, we issued 198,898 shares of our restricted common stock to certain warrant holders upon such warrant holders' cashless exercise of certain of our warrants. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

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

             In April 2000, we issued 116,522 shares of our restricted common stock to certain warrant holders upon such warrant holders' cashless exercise of certain of our warrants. We issued the shares to accredited investors only in reliance upon Section 4(2) of the 1933 Act.

         d)  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

         a)  Exhibits.

         Exhibit No.            Exhibit Name
         -----------            ------------
          3.1                   Certificate   of   Incorporation,   as   amended
                                (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form
                                S-1 (Registration No. 333-37004))

         10.1 2000 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 333-41290))

         27.1                   Financial Data Schedule

         b)  Reports on Form 8-K.

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 11th day of August, 2000.

                             RATEXCHANGE CORPORATION

                              By:
                                 -----------------------------------------------
                                  Philip Rice
                                  Chief Financial Officer

                                INDEX TO EXHIBIT

Exhibit No.      Exhibit Name                                        Page No.
-----------      ------------                                        --------
 3.1             Certificate  of  Incorporation,  as amended
                 (incorporated   herein  by   reference   to
                 Exhibit 3.1 to the  Company's  Registration
                 Statement  on Form  S-1  (Registration  No.
                 333-37004))

10.1             2000  Stock  Option  and   Incentive   Plan
                 (incorporated   herein  by   reference   to
                 Exhibit 4.1 to the  Company's  Registration
                 Statement  on Form  S-8  (Registration  No.
                 333-41290))

27.1             Financial Data Schedule