Form 10-K405/A
period 1999-12-31
RATEXCHANGE CORP
filed 2000-11-14
CIK 826683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  ------------

                                   FORM 10-K/A
                                   (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year ended December 31, 1999

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE  ACT OF 1934
          For the Transition Period from ____________ to ____________

                       Commission File Number 33-19139-NY

                                  ------------

                             RATEXCHANGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                        11-2936371
    (State or Other Jurisdiction of                          (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

      185 Berry Street, Suite 3515
           San Francisco, CA                                       94107
(Address of Principal Executive Offices)                        (Zip Code)

                                 (415) 371-9800
              (Registrant's Telephone Number, Including Area Code)


        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $483,945,000.

         The registrant had issued and outstanding 17,019,651 shares of its common stock on March 27, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the registrant's 2000 proxy statement for its annual meeting of shareholders to be held on April 20, 2000.

================================================================================

                             RATEXCHANGE CORPORATION
                                   FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 1999

On November 13, 2000, RateXchange Corporation (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 to include the following restated items:

                                     Part II

         Item 6. Selected Financial Data.

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Item 8. Financial Statements and Supplementary Data.



                                     Part IV

         Item 14. Exhibits, Financial Schedules, and Reports on Form 8-K.

                  (a)(3)  Exhibits:

27                Financial Data Schedules (EDGAR Version Only)



                                EXPLANATORY NOTE

         RateXchange Corporation (the "Company") has determined to restate its consolidated financial statements for the years ended December 31, 1999 and 1998 and its condensed quarterly financial statements for periods affected thereby. This amendment includes in Part II, Item 8 the Company's restated consolidated financial statements for the years ended December 31, 1999 and 1998, and other information relating to such restated financial statements, including Selected Financial Data (Part II, Item 6) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7). Information regarding the effect of the restatement on the Company's financial condition and results of operations is included in the notes to the financial statements included in Part II, Item 8 of this amendment. This amendment also amends Executive Compensation (Part III, Item 11), Exhibits, Financial Schedules, and Reports on Form 8-K (Part IV, Item 14) and the Index to Exhibits.

                                                          PART II

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
For the Year                            1999            1998             1997          1996           1995
                                    (As restated)   (As restated)
                                    ------------    ------------    ------------    ------------    ------------
Revenue                             $       --      $       --      $       --      $       --      $       --

Net loss                              (9,298,789)     (3,144,522)           (200)         (1,961)         (2,561)

Basic and diluted loss per share           (0.72)          (1.92)

Weighted average number of common
shares:                               12,863,020       1,636,919         200,000         200,000         200,000

At End of Year

Total assets                        $  3,043,885    $    830,154    $       --      $       --      $        211

Stockholders' equity                $    318,829    $    700,654    $       (200)   $     (1,300)   $     (5,689)


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As part of the Company's overall strategy, the Company decided to retain a national accounting firm. In July 2000, the Company selected Arthur Andersen, LLP as its independent auditors. As a result of the Company's review, certain adjustments were determined necessary to the Company's previously reported financial results for the years ended December 31, 1998 and 1999. See note 3 to the financial statements for further information concerning the nature of the adjustments.

         The following discussions should be read in conjunction with our consolidated financial statements contained herein under Item 8 of this report.

                                   Year Ended      Year Ended       Year Ended
                                  Dec. 31, 1999   Dec. 31, 1998    Dec. 31, 1997
                                  (As restated)   (As restated)
                                  -----------      -----------      -----------
Revenue                                  --               --               --
Expenses                          $ 9,431,212      $ 3,135,963      $       200
Interest income                   $   151,496      $     2,214
Net loss                          $(9,298,789)     $(3,144,522)     $      (200)

RESULTS OF OPERATIONS

1999 vs. 1998

Revenue

         We generated no revenues in 1999.

Expenses

         Our total expenses for 1999 increased substantially compared to 1998 because we did not begin operations until September 30, 1998. As a result, during 1998 we incurred expenses for three months of that year compared to a full year of expenses for 1999. Incurred expenses relate to finding and funding a development stage enterprise.

We investigated many potential acquisition targets and succeeded in creating one entity, Telenisus Corporation, and acquiring another entity, RateXchange I, Inc.

         We funded Telenisus Corporation only to the extent of original capitalization of $75,000. Any further funding of Telenisus was completed on its own and did not affect our operations.

         RateXchange I, Inc. is now our only operating subsidiary and it relies on our financing activities for its operations.

         Total expenses for 1999 were $9,431,212 of which the principal components were:

         o $3,158,415 of common stock, warrants or options to purchase common stock of the Company issued in exchange for various services;

         o        $2,034,893  for  legal,   accounting,   consulting  and  other
                  operational expenses related to business development;

         o $1,507,408 expensed in the purchase of the outstanding common stock of RateXchange;

         o        $1,325,106 for payroll and payroll taxes;

         o        $501,839 for office and other administrative expenses;

         o        $413,681 due to  write-off  of advances to A1 Internet,  Inc.;
                  and

         o        $342,762 for travel.

         Total expenses for 1998 related to operations since September 30, 1998 and included the activity of RateXchange Corporation and its subsidiary PolarCap Inc..

Interest Income

         The only income we generated during 1999 and 1998 was interest income on our subscription receivables. Interest income for 1999 was $151,496 compared to $2,214 for 1998. The increase in interest income is attributable to the amount of subscription receivables carried during 1999 compared to 1998. Most of the receivables have been collected and interest income from this source will be substantially less in future periods.

1998 vs. 1997

Revenue

         We generated no revenues in 1998.

Expenses

         Total expenses for 1998 were $3,135,963 of which the principal components were:

         o $2,020,376 of common stock or warrants to purchase common stock of the Company issued in exchange for various services;

         o        $885,000  due to write off of advances to A1  Internet,  Inc.;
                  and

         o $89,710 expensed in the purchase of the outstanding common stock of PolarCap, Inc.

         Total expenses for 1997 were $200 for miscellaneous expenses.

Interest Income

         The only income we recorded in 1998 was interest of $2,214 on subscriptions receivable. There was no interest income for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses and negative cash flows from operations in each year.

         We had negative working capital of $48,367 at December 31, 1999 compared to working capital of $700,654 at December 31, 1998. At December 31, 1999, we had subscription receivables in the amount of $1,590,319 which were paid off in the first quarter of 2000.

         Our operating activities used $2,966,768 during the year ended December 31, 1999 due primarily to:

         o        increased business development activities;

         o        expansion of our executive management team;

         o        acquisitions and integration of acquisitions;

         o        identification   and  analysis  of   prospective   acquisition
                  candidates;

         o        legal, accounting and professional expenses; and

         o        other operating expenses.

         Our investing activities used $1,017,124 during the year ended December 31, 1999, due primarily to the purchase of equipment and for the identification, acquisition and integration of acquisition targets.

         Financing activities generated $3,991,991 during the year ended December 31, 1999 consisting primarily of proceeds from sales of common stock.
The proceeds of the sales of common stock were and will be used for acquisitions, business development, equipment purchases and for general working capital. The various sales of common stock are as follows:

         o Between November 1998 and March 1999, we sold a total of 1,864,688 shares of our restricted common shares to accredited investors. The shares were sold at an effective subscription price of $1.07 per share. After deducting the expenses related to the private placement, we received $1,745,000 in cash, of which approximately $1,631,188 was advanced to A1 Internet as working capital and for debt repayment.

         o In January 1999, we sold 916,574 shares of common stock to certain related parties at a price of $.10 per share in exchange for notes receivable. In March 1999, we sold 3,112,500 additional common shares as part of the above private placement offering at an effective price per share of $1.07 for notes. As of December 31, 1999, we collected a total of approximately $1,924,126 from note repayments from both the January and March private placements.

         o In the second quarter of 1999, we sold 515,188 shares of stock for $1.60 per share in a second private placement and received net proceeds of $628,272.

         Through our operating subsidiary, RateXchange I, Inc., we are executing an overall business plan to develop an online marketplace for buying and selling telecommunication bandwidth and services using our electronic trading system that may require additional capital for among other uses:

         o        expansion into new domestic and international markets;

         o        development of additional products and services; and

         o        acquisitions.

        Our funding of working capital and current and future operating losses may require additional capital investment. We do not currently possess a bank source of financing and we have not had any revenues. Subsequent to year end, we closed a $32.8 million private placement. We anticipate that these funds will be sufficient to facilitate our business plan and cover our operating expenses for the next twelve months.

        Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

OUTLOOK

          RateXchange operates an electronic trading system that allows market participants to trade bandwidth. The company provides global trading solutions to telecommunications companies, energy merchants, financial institutions and commodity traders. RateXchange's advanced technological platform provides users with an efficient, centralized marketplace that brings buyers and sellers together. Through the development of marketplaces for financial instruments, RateXchange is bringing risk management tools and practices to the communications industry. The company has deployed neutral delivery hubs that provide a secure infrastructure for facilitating the delivery of traded bandwidth. By providing market participants with an advanced electronic trading system, financial products and an independent delivery mechanism, RateXchange is enabling the creation of a liquid bandwidth trading market.

         We are a development stage company in an early stage of development and we are subject to all the risks inherent in the establishment of a new business enterprise. To address these risks, we must:

         o establish market acceptance for our electronic trading system and other products and services;

         o implement and successfully execute our business and marketing strategy;

         o        respond to competitive developments;

         o        continue to develop and upgrade our electronic trading system;

         o        continue to attract,  retain and motivate qualified personnel;
                  and

         o effectively manage our capital to support the expenses of developing and marketing new products and services.

         The foregoing contains forward-looking statements that involve risks and uncertainties, including but not limited to changes in our business strategy, our inability to raise sufficient capital, general market trends and conditions, and other risks detailed below in "Factors That May Affect Future Results." Actual results may vary materially from any future results expressed or implied by the forward-looking statements.

SUBSEQUENT EVENTS

Name Change

         On February 7, 2000, we announced our intention to change our name to RateXchange Corporation, subject to shareholder approval, which was effected on April 20, 2000, and to focus our efforts on the business of RateXchange I.

Bridge Loan

         In February 2000, RateXchange I Inc. closed a $2,000,000 convertible note offering. The notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I. Purchasers of the notes also received warrants to purchase RateXchange I common stock at $2.40 per share, subject to adjustment. As a result of our new business strategy the subsequent financing of RateXchange I did not occur. Accordingly, we offered to the note holders the right to convert their notes into RateXchange Corporation common stock at an exchange rate of $5.00 per share. In addition, we agreed to issue to such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share. All RateXchange I notes and warrants have been converted into shares except one note for $25,000.

Settlement of Dispute

         In 1999, RateXchange entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in
RateXchange's business plans and operations in the business-to-business e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and certain cash payments were made for the services that were rendered. The term sheet also provided for the vendor to receive a stock position in RateXchange of up to 10% for certain services. In February 2000 the Company entered into discussions with the vendor concerning the 10% stock position in RateXchange because the formal agreement was never completed and the contemplated services were not fully provided. The ultimate outcome of these discussions was uncertain at that time. In August 2000, the Company reached an agreement for settlement of the dispute with the vendor, whereby the Company issued 175,000 shares, 175,000 warrants and $100,000 in cash. The market value of the settlement was $1.8 million.

Options and Warrants to purchase common stock

         Shareholders authorized the 1999 Stock Option Plan during 1999. Shareholders authorized the 2000 Stock Option Plan on April 20, 2000. There are options to purchase 8,000,000 shares authorized for issuance under both plans. On February 24, 2000, the Board authorized additional options to purchase, 4,290,000 shares outside of either plan. Total options granted to employees during the first quarter of 2000 for less than fair market value were 3,940,000 for which the Company is recognizing related compensation expense, over the option vesting periods, for the fair value of the stock on the date of grant, which was $12, and the strike price of the options, which is $7.

         The company has also granted options to non-employee consultants totaling 275,000 for which the company has recorded related expense of $2,131,250 in 2000.

         In October 2000, the Board of Directors approved and issued 2 million options to the Company's new Chief Executive Officer. These options were granted with a strike price equal to the fair value of the Company's stock on the date of grant and vest over various periods.

Private Placement

         In March 2000, the Company completed a private placement in which it sold 2,733,329 shares of restricted common stock at a subscription price of $12 per share plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for costs associated with the offering, the Company received $30,135,000. The proceeds are being used to accelerate deployment of our delivery hubs, expand our online marketplace for telecommunications products and enhance our geographic reach and product line.

Strategic Alliance

         On September 17, 2000, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. Under this agreement, Amerex brokers will execute trades for the sales or purchase of Internet protocol products, telecommunications capacity and/or other telecommunications-related products over the Company's electronic trading system and we will share in the revenues generated by the electronic trading system. In connection with this agreement, we issued to Amerex five warrants for an aggregate of 2,300,000 shares of our common stock. One warrant for 300,000 shares with an exercise price of $4.47 per share is currently exercisable by Amerex. The remaining four warrants each for 500,000 shares and with exercise prices of $4.47 per share, $4.70 per share, $4.92 per share and $5.37 per share, will become exercisable upon the earlier of September 17, 2005 or Amerex executing a minimum of $1,000,000, $3,000,000, $5,000,000 and $10,000,000, in value of transactions over our online electronic trading system

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

         We are a development stage company. Our activities to date have concentrated on planning and developing our electronic trading system for trading bandwidth and other telecommunications products. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. There can be no assurance that we will be successful in addressing these risks, and the failure to do so could have a material adverse effect on our business and results of operations.

Our success depends on our ability to secure participation in our electronic trading system and the creation of a neutral network where participants can interconnect.

         The success of our online electronic trading system depends upon the creation of a network of physically interconnected users. To facilitate the creation of such a network we have deployed leased switching capacity in nine major metropolitan areas in the United States and one in London, England. There is a risk that we may not be able to enter into sufficient contractual arrangements on favorable terms with participants.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

         At December 31, 1999, our accumulated deficit since inception was $12,664,654. For the year ended December 31, 1999, we incurred a net loss of $9,298,789. We have incurred a net loss in each year of our existence, and have financed our development stage operations primarily through sales of equity securities. We have not recorded any revenues from operations. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future.

If our electronic trading system does not achieve commercial acceptance, our results will suffer.

         We will rely largely on a single source, made up of fees and commissions from transactions facilitated on our electronic trading system and consulting services, for our revenues for the foreseeable future. Online trading of telecommunications bandwidth and minutes currently has only limited market acceptance. As a result, our future ability to gain commercial acceptance of our electronic trading system is critical to our success. Any failure to successfully gain commercial acceptance of our electronic trading system would not only have a material adverse effect on our business and results of operation but also on our ability to seek additional revenue opportunities.

We may need additional capital in the future and it may not be available on acceptable terms.

          We may need additional working capital for additional infrastructure, software development, marketing, personnel, general and administrative costs, and to fund losses prior to achieving profitability. We may need to raise additional funds through additional equity and/or debt financings to meet our capital requirements. We will need to raise  additional  funds if we have  underestimated  our capital  needs or if we incur unexpected expenses. We cannot assure you that such financings will be available in amounts or on terms needed to meet our requirements, or at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding would adversely affect our ability to successfully implement the objectives of our business plan.

We may not be able to compete successfully against current and future competitors.

         The market for online bandwidth and minutes trading services is new, rapidly evolving and highly competitive, as are the online commerce and business-to-business e-commerce markets generally. We expect competition in this market to intensify in the future. Several of our existing competitors, such as Band-X, Arbinet and E-Speed currently operate online exchanges and have large established customer bases. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for our electronic trading system.

         In addition, we compete with companies who trade, broker or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including lead-generation services and traditional offline brokers. Many companies, such as Band-X, the GTX, Arbinet, and Asia Capacity Exchange, offer e-commerce services to buyers and sellers of bandwidth and other telecommunications products. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of our electronic trading system.

         Large telecommunications companies have the ability and resources to compete in the online bandwidth and minutes trading services market if they choose to do so, including launching their own online exchanges or other trading services. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies could have a material adverse effect on our business and results of operations.

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

         We propose to develop an electronic trading system for trading spot and forward contracts for the purchase or sale of bandwidth and other telecommunications products. Spot contracts for the near term delivery of a commodity are not subject to regulation by the Commodity Futures Trading Commission. Forward contracts, which impose binding obligations for the deferred delivery of a commodity between commercial parties, also are excluded from the CFTC's jurisdiction. We currently intend to operate our electronic trading system in a manner consistent with existing regulatory guidance concerning transactions and services that are not subject to regulation by the CFTC.

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

         The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy to the Internet and other online services is uncertain and may take years to resolve.

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

         The satisfactory performance, reliability and availability of our electronic trading system are critical to our reputation and our ability to attract and retain users and maintain adequate customer service levels. Our revenues depend on the number of users of our trading system and the volume of trading that is facilitated. Any system interruptions that result in the unavailability of our website or reduced performance of the electronic trading system could reduce the volume of bandwidth traded and the attractiveness of our website as a means for such trading.

          There may be a significant need to upgrade the capacity of our website in order to handle thousands of simultaneous users and transactions. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction-processing systems or network infrastructure to accommodate increased traffic on our electronic trading system or increased trading volume through our online trading or transaction-processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of trade processing, any of which could have a material adverse effect on our business and results of operations.

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

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our electronic trading system. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing electronic trading system and proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of the electronic trading system and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our electronic trading system and proprietary technology to user requirements or emerging industry standards. Our failure to adapt in a timely manner for technical, legal, financial or other reasons, to changing market conditions or customer requirements, could have a material adverse effect on our business and results of operations.

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

         Our performance and ability to compete is dependent to a significant degree on our proprietary technology, including, but not limited to the design of our electronic trading system and delivery hubs. We regard our copyrighted material, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We cannot assure you that we will be able to secure significant protection for any of our intellectual property. It is possible that our competitors or others will adopt product or service names similar to our marks, thereby inhibiting our ability to build brand identity and possibly leading to customer confusion.

         We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants who have limited access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions we have taken, it might be possible for a third party to copy or otherwise obtain and use our software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property.

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

         We rely on a variety of software and hardware technologies that we license from third parties, including our database and Internet server software, components of our online trading software, and transaction-processing software which is used in our electronic trading system to perform key functions. We cannot assure you that these third party technology licenses will continue to be available to us on commercially reasonable terms. The loss of our ability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing any proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays could have a material adverse effect on our business and results of operations.

The volatility of our securities prices may increase.

         The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

         o        quarter to quarter variations in operating results;

         o        adverse news announcements;

         o        the introduction of new products and services;

         o        market  conditions  in  the  telecommunications   industry  in
                  general, Internet-based services and e-commerce; and

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

         We have a significant number of outstanding options and warrants. The exercise of all of the outstanding options and warrants would dilute the then-existing shareholders' percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options will likely exercise the options when we would also wish to enter the market to obtain capital on terms more favorable than those provided by the options. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in Part II of this report:

         o        Report of Independent Public Accountants.

         o Consolidated Balance Sheet (Restated) as of December 31, 1999 and December 31, 1998

         o Consolidated Statement of Operations (Restated) for the years ended December 31, 1999, December 31, 1998, and December 31, 1997

         o Consolidated Statement of Stockholders' Equity (Restated) for the years ended December 31, 1997, December 31, 1998 and December 31, 1999

         o Consolidated Statement of Cash Flows (Restated) for the years ended December 31, 1999, December 31, 1998, and December 31, 1997

         o        Notes to Consolidated Financial Statements

         Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of RateXchange Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of RateXchange Corporation and Subsidiaries (a Delaware corporation) (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 (1999 and 1998 restated - see Note 3) and for the period from September 30, 1998 (beginning of development stage) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated statement of operations, stockholders' equity and cash flows for the year ended December 31, 1997 were audited by other auditors whose report dated February 29, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RateXchange Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows from the years ended December 31, 1999 and 1998 and for the period from September 30, 1998 (beginning of development stage) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

San Francisco, California
November 9, 2000

                           INDEPENDENT AUDITORS REPORT

To the
Board of Directors and Stockholders
of RateXchange Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of RateXchange Corporation (previously named NetAmerica.com Corporation) (a Delaware corporation) (a development stage company) for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows from the year ended December 31, 1997 for RateXchange Corporation (previously named NetAmerica.com Corporation), in conformity with generally accepted accounting principles.

Crouch, Bierwolf & Chisholm
February 29, 2000
Salt Lake City, Utah

RATEXCHANGE CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

ASSETS                                                                        December 31,
                                                                      ----------------------------
                                                                          1999            1998
                                                                      (As restated)   (As restated)
                                                                      ------------    ------------
Current assets
         Cash and cash equivalents                                    $    536,615    $    528,516
         Interest receivable                                               150,608           1,638
         Prepaid expenses                                                   11,647            --
         Notes receivable on sales of common stock                       1,590,319         300,000
         Short term investments                                            387,500            --
                                                                      ------------    ------------
                  Total current assets                                   2,676,689         830,154

Property and equipment (net of accumulated depreciation of $18,677)        188,891            --

Other assets

         Investment in affiliate                                            75,000            --
         Deposits                                                          103,305            --
                                                                      ------------    ------------
Total assets                                                          $  3,043,885    $    830,154
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

         Accounts payable and accrued expenses                        $  1,840,056    $    129,500
         Short term debt                                                   885,000            --
                                                                      ------------    ------------
                  Total current liabilities                              2,725,056         129,500

Stockholders' equity

         Common stock, $.0001 par value; 300,000,000 shares
         authorized; issued and outstanding: 14,087,425 shares
         and 7,243,023 shares in 1999 and 1998                               1,409             724
         Additional paid in capital                                     13,225,824       4,065,795
         Retained deficit                                              (12,664,654)     (3,365,865)
         Accumulated other comprehensive loss                             (243,750)           --
                                                                      ------------    ------------
                  Total stockholders' equity                               318,829         700,654
                                                                      ------------    ------------
Total liabilities and stockholders' equity                            $  3,043,885    $    830,154
                                                                      ============    ============

See notes to financial statements.

RATEXCHANGE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                         Beginning of
                                                                                                         Development
                                                                                                           Stage
                                              For the Year       For the Year        For the Year       (September 30,
                                                 ended                                  ended           1998) though
                                              December 31,      ended December       December 31,       December 31,
                                                  1999             31, 1998              1997               1999
                                             (As restated)      (As restated)                           (As restated)
                                             ---------------    ----------------    ---------------     --------------
REVENUE                                     $       --          $       --          $         --        $       --

EXPENSES
Selling, general and administrative            7,491,447           2,161,253                 200           9,652,700
(includes non-cash expenses of $3,158,415
in 1999 and $2,020,376 in 1998)
Write off advances to potential investee         413,681             885,000                --             1,298,681
Depreciation and amortization                     18,676                --                  --                18,676
Purchase of subsidiaries                       1,507,408              89,710                --             1,597,118
                                            ------------        ------------        ------------        ------------
     Total expenses                            9,431,212           3,135,963                 200          12,567,175

OTHER INCOME (EXPENSES)

Interest income                                  151,496               2,214                --               153,710
Interest expense                                 (19,073)            (10,773)               --               (29,846)
                                            ------------        ------------        ------------        ------------
Loss before taxes                             (9,298,789)         (3,144,522)               (200)        (12,443,311)

Income tax provision (benefit)                      --                  --                  --                  --
                                            ------------        ------------        ------------        ------------
Net loss                                    $ (9,298,789)       $ (3,144,522)       $       (200)       $(12,443,311)
                                            ============        ============        ============        ============

Basic and diluted net loss per share        $      (0.72)       $      (1.92)               --
Weighted average number
of common shares                              12,863,020           1,636,919             200,000
                                            ============        ============        ============


See notes to financial statements.

RATEXCHANGE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           Number                                                Accumulated
                                          of Shares                                                other
                                             of                                                    compre-        Compre-
                                           Common          Par         Paid-In       Retained      hensive        hensive
                                            stock         Value        Capital        Deficit        loss           loss
                                         -----------   -----------   -----------    -----------   -----------   -----------
Balance at December 31, 1996                 200,000   $        20   $   219,823    $  (221,143)       --               --

Contribution by officer/directors               --            --           1,300           --          --               --

Comprehensive and net loss                      --            --            --             (200)       --              (200)
                                         -----------   -----------   -----------    -----------   -----------   -----------
Balance, December 31, 1997                   200,000            20       221,123       (221,343)       --               --

Shares issued for services at $.001        1,000,000           100           900           --          --               --

Shares issued for acquisition at $.001     2,400,000           240         2,160           --          --               --

Shares issued for conversion of
debt at $.34                               1,399,773           140     1,492,998           --          --               --

Shares issued for services at $1.00           87,000             9        92,794           --          --               --

Shares issued for cash at $1.07            1,106,250           110     1,179,890           --          --               --

Less:  Offering costs                           --            --        (118,000)          --          --               --

Shares issued for notes receivable
at an average price of $0.29               1,050,000           105     1,119,930           --          --               --

Warrants issued at $2.00 per share
(Note 11)                                       --            --          74,000           --          --               --


Comprehensive and net

loss (As restated)                              --            --            --       (3,144,522)       --         (3,144,522)
                                         -----------   -----------   -----------    -----------   -----------   -----------
Balance, December 31,                      7,243,023           724     4,065,795     (3,365,865)       --               --
1998 (As restated)

Options/Warrants issued from $.05
to $2.75  per share (Note 11)                   --            --       1,448,441           --          --               --

Shares issued for cash and notes
at $0.10 per share (Note 8)                  916,574            92       977,618           --          --               --
Shares issued for cost
reimbursement at $0.10 per share
(Note 8)                                     322,500            32       343,979           --          --               --
Shares issued for cash and notes
at $1.07 per share (note 8)                3,870,938           387     4,047,713           --          --               --

RATEXCHANGE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  Number of                                                    Accumulated
                                  shares of                                                       other          Compre-
                                   Common         Par          Paid-In         Retained          compre-         hensive
                                    Stock         Value        Capital          Deficit        hensive loss       loss
                                 ------------    --------    ------------    --------------    ------------    ------------
Shares issued for conversion         193,186          19         206,898                --              --
of A1 Internet debt at $1.07
(Note 7 & Note 8)

Shares issued for services at
$1.07 per share (Note 8)             268,500          27         287,206                --              --

Shares issued for note
conversion at $1.00 per share
(Note 8)                              30,000           3          31,998                --              --

Shares issued for services at
$1.07 per share (Note 8)              30,000           3          31,998                --              --

Shares issued for cash at
$1.60 per share (net) (Note 8)       515,188          52         628,220                --              --

Shares issued for services at
$1.60  per share (Note 8)            122,518          12         196,017                --              --

Shares issued to acquire
outstandinq shares of
RateXchange at $1.60 per
share (Note 6 & Note 8)              574,998          58         919,942                --              --
Comprehensive loss:
     Net loss  (As restated)                                                   (9,298,789)                     $(9,298,789)
     Other comprehensive loss:
         Change in unrealized
         loss on securities                                                                      (243,750)       (243,750)
                                                                                                               ------------
Comprehensive loss                                                                                             $(9,542,539)
                                 ------------    --------    ------------    --------------    ------------    ============
Balance, December 31,            $14,087,425      $1,409     $13,225,824     $(12,664,654)      $(243,750)
1999 (As restated)               ============    ========    ============    ==============    ============

See notes to financial statements.

RATEXCHANGE CORPORATION
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                            Beginning of
                                                                                                                the
                                                                                                            Development
                                                                                                               Stage
                                                            For the Year    For the Year                    September 30,
                                                               Ended             Ended         For the        1998 to
                                                             December 31,     December 31,   Year Ended     December 31,
                                                                1999             1998         December         1999
                                                            (As restated)   (As restated)     31, 1997     (As restated)
                                                            ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (9,298,789)   $ (3,144,522)   $       (200)   $(12,443,311)
  Adjustments to reconcile net loss to net cash
   used in operating activities
         Depreciation and amortization                            18,676            --              --            18,676
         Write off advances to potential investee                206,898            --              --           206,898
         Common stock issued for services/expenses             1,672,954       1,946,376            --         3,619,330
         Warrants for purchase of common stock issued for
         services                                              1,485,461          74,000            --         1,559,461
         Purchase of outstanding shares of RateXchange         1,507,408            --              --         1,507,408
         Increase in interest receivable and prepaid
         expenses                                               (160,617)         (1,638)           --          (162,255)
         Increase (decrease) in accounts payable and
         accrued expenses                                      1,601,241         129,300          (1,100)      1,730,541
                                                            ------------    ------------    ------------    ------------
                  TOTAL                                       (2,966,768)       (996,484)         (1,300)     (3,963,253)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for purchase of equipment                      (207,568)           --              --          (207,568)
         Security deposits                                      (103,305)           --              --          (103,305)
         Advances to A-1 Internet                               (631,251)           --              --          (631,251)
         Investment in Telenisus Corporation                     (75,000)           --              --           (75,000)
                                                            ------------    ------------    ------------    ------------
                  TOTAL                                       (1,017,124)           --              --        (1,017,124)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and other debt                                    410,000            --              --           410,000
         Proceeds from common stock sales                      3,581,991       1,525,000           1,300       5,106,991
                                                            ------------    ------------    ------------    ------------
                  TOTAL                                        3,991,991       1,525,000           1,300       5,516,991

                                                            ------------    ------------    ------------    ------------
INCREASE  IN CASH AND CASH EQUIVALENTS                             8,099         528,516            --           536,615

CASH and CASH EQUIVALENTS BEGINNING OF YEAR                      528,516            --              --              --
                                                            ------------    ------------    ------------    ------------
CASH and CASH EQUIVALENTS END OF YEAR                       $    536,615    $    528,516    $       --      $    536,615
                                                            ============    ============    ============    ============

Supplementary cash flow information
Cash paid for:
         Interest                                                   --              --              --              --
         Taxes                                                      --              --              --              --
Stock issuances for:
         Services and expenses                              $  3,158,415    $  2,020,376            --      $  5,178,791
         Purchase of outstanding shares of RateXchange      $    920,000            --              --      $    920,000
         Commission on stock sales                          $    196,029            --              --      $    196,029
         A1 Internet settlement                             $    206,898            --              --      $    206,898

See notes to financial statements.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 1     BACKGROUND AND HISTORY

           RateXchange Corporation (the Company) is a consolidated group of companies including the parent corporation, RateXchange Corporation and its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. (PolarCap).

           RateXchange Corporation (formerly Netamerica.com Corporation and formerly Venture World, Ltd.) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity.

           RateXchange I, a Delaware corporation organized in June 1999, is in the business of business-to-business e-commerce seeking to develop new exchange services for the telecommunications market.

           PolarCap is a California corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools and application technologies. PolarCap is in the process of being liquidated.

           The Company is in its planning stages for its eventual day to day business and has not generated any revenues from its planned operations. The Company is defined as a development stage company in accordance with Financial Accounting Standard No. 7. The Company had no operations or business before September 30, 1998. Cumulative results of operations since the start of the development stage, September 30, 1998, when the Company purchased PolarCap, have been reported separately.

           From inception, the Company has been primarily engaged in organizational activities, including designing and developing its website, recruiting personnel, establishing office facilities, raising capital and developing a marketing plan. The Company began revenue generation activities in 1999 but no revenue has been generated as of December 31, 1999. Accordingly, the Company is classified as a development stage company. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, increasing its customer base, implementing and successfully executing its business and marketing strategy and hiring and retaining quality personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation

           The consolidated financial statements include the accounts of RateXchange Corporation and its subsidiaries. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

           Cash, and Cash Equivalents

           The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

           Investments

           The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted
           for  the   amortization   or  accretion  of  premiums

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

           Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. These securities are reported as short-term investments on the consolidated balance sheet. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

           Nonmonetary Transactions

           Nonmonetary transactions are transactions for which no cash was exchanged and for which shares of common stock or options or warrants to purchase common stock were exchanged for goods and services. These transactions are recorded at the fair market value of the equity instruments issued at the time of the transaction and reported in the statement of operations as services are rendered.

           Loss Per Share and Weighted Average Shares Outstanding

           Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Options and warrants on shares of common stock were not included in computing diluted loss per share because their effects were antidilutive (2,990,000 options and 625,000 warrants).

           Deposits

           The Company issued a letter of credit as security in connection with an operating lease of its office. This letter of credit is secured by a certificate of deposit in the amount of $103,305.

           Comprehensive loss

           Comprehensive loss includes the net loss reported on the statement of operations and changes in the fair value of investments classified as available for sale which is reported as a component of stockholders' equity.

           Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and results of operations. Actual results could differ from those estimates.

NOTE 3   RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

As part of the Company's overall strategy, the Company decided to retain a national accounting firm. In July 2000, the Company selected Arthur Andersen, LLP as its independent auditors. As a result of the Company's review, certain adjustments were determined necessary to the Company's previously reported financial results for the years ended December 31, 1998 and 1999. These adjustments relate to the valuation of common stock issued in exchange for services received, conversion of bridge financing and arrangement of financing, and other miscellaneous adjustments to the timing of the recognition of certain expenses. Management has made all adjustments considered necessary for the restated financial statements to be fairly presented.

The following statements of operation and balance sheets reconcile previously reported and restated information.

                                          RATEXCHANGE CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Ratexchange                                            Improper                                  Adjustment
Corporation                                            valuation                    To offset     to record
Reconciliation of Statement of                        assigned to                   write off        or
Operations Year ended December 31,     Ratexchange      shares,                     of advances   reclassify
1999                                   Corporation    options and     Purchase of   with market   expenses in
                                           as           warrants      outstanding    value of        the         Ratexchange
                                       previously      issued for     shares of       shares      appropriate   Corporation as
                                        reported        services       Polarcap      received       period         restated
                                      -------------- --------------- ------------- ------------- ------------- ----------------
 REVENUE                                $       --   $       --      $       --     $       --    $       --      $       --

 EXPENSES
 Selling, general & administrative         5,048,614    2,426,440           3,727          6,050         6,616       7,491,447
 Write off advances to potential
 investee                                    863,750                                    (450,069)                      413,681
 Depreciation and amortization                25,093                      (14,952)                       8,535          18,676
 Purchase of subsidiaries                  1,537,300                      (29,892)                                   1,507,408
                                        ------------ ------------    ------------   ------------  ------------    ------------
 Total expenses                            7,474,757    2,426,440         (41,117)      (444,019)       15,151       9,431,212

 OTHER INCOME (Expenses)

 Interest income                             151,276                                                      220         151,496
 Interest expense                            (13,019)                                                  (6,054)        (19,073)
 Other income                                    220                                                     (220)           --
 Loss allocated to minority interest           7,000                                                   (7,000)           --
                                        ------------ ------------    ------------   ------------  ------------    ------------
 Loss before taxes                        (7,329,280)  (2,426,440)         41,117        444,019       (28,205)     (9,298,789)

Income tax provision                            --           --              --             --            --              --
                                        ------------ ------------    ------------   ------------  ------------    ------------
 NET LOSS                               $ (7,329,280)$ (2,426,440)   $     41,117   $    444,019  $    (28,205)   $ (9,298,789)
                                        ============ ============    ============   ============  ============    ============
 Basic and diluted net loss per share   $      (0.57)                                                             $      (0.72)
                                        ============                                                              ============
Weighted average number of shares         12,863,020                                                                12,863,020
                                        ============                                                              ============

                                                             24

                                              RATEXCHANGE CORPORATION AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ratexchange Corporation                                                 Improper
Reconciliation of Statement of Operations                              valuation
Year ended December 31, 1998                                            assigned to                    Adjustment
                                                        Ratexchange       shares,                      to record
                                                        Corporation    options and      Purchase of   expenses in
                                                             as          warrants       outstanding        the          Ratexchange
                                                         previously      issued for      shares of     appropriate    Corporation as
                                                          reported       services        Polarcap         period          restated
                                                        -----------     -----------     -----------     -----------     -----------
REVENUE                                                 $      --       $      --       $      --       $      --       $      --

EXPENSES

Selling, General & Administrative                           174,176       1,918,277                          68,800       2,161,253
Write off advances to potential investee                    885,000                                                         885,000
Depreciation and Amortization                                 4,363                          (3,738)           (625)           --
Purchase of subsidiary                                       44,855                          44,855                          89,710
                                                        -----------     -----------     -----------     -----------     -----------

Total Expenses                                            1,108,394       1,918,277          41,117          68,175       3,135,963

OTHER INCOME (Expenses)

Interest income                                               2,214                                                           2,214
Interest expense                                            (10,773)                                                        (10,773)
                                                        -----------     -----------     -----------     -----------     -----------

Loss before taxes                                        (1,116,953)     (1,918,277)        (41,117)        (68,175)     (3,144,522)
                                                        -----------     -----------     -----------     -----------     -----------

Income tax provision                                           --              --              --              --              --

                                                        -----------     -----------     -----------     -----------     -----------
NET LOSS                                                $(1,116,953)    $(1,918,277)    $   (41,117)    $   (68,175)    $(3,144,522)
                                                        ===========     ===========     ===========     ===========     ===========

Basic  and diluted net loss per share                   $     (0.68)                                                    $     (1.92)
                                                        ===========                                                     ===========

Weighted average number  of shares                        1,636,919                                                       1,636,919
                                                        ===========                                                     ===========

                                              RATEXCHANGE CORPORATION AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheet
Reconciliation
As of December 31, 1999                                      Improper                    To offset    Adjustments
                                                            valuation                   write off of      to
                             Ratexchange                   assigned to                    advances    expenditures
                             Corporation                 shares, options  Purchase of    with market   and funds
                                 as                        and warrants   outstanding     value of  received in the    Ratexchange
                             originally    Adjustments      issued for     shares of       shares      appropriate     Corporation
                              reported     made in 1998      services      Polarcap       received       period        as restated
                             -----------   ------------    -----------    -----------    -----------   -----------    ------------
ASSETS
Current assets
Cash and cash equivalents    $   451,615                                                               $    85,000    $    536,615
Interest receivable              150,608                                                                                   150,608
Prepaid expenses                   5,814                                                                     5,833          11,647
Short term investments                                                                   $   387,500                       387,500
Note receivable on sales
  of common stock              1,787,531                                                    (197,212)                    1,590,319
                             -----------    -----------    -----------    -----------    -----------   -----------    ------------
Total current assets           2,395,568           --             --             --          190,288        90,833       2,676,689


Property & equipment (Net)       175,349    $    (6,875)                                                    20,417         188,891

Other assets

Investment in affiliate           75,000                                                                                    75,000

Goodwill                                        (41,117)                  $    41,117                                         --

Deposits                         103,305                                                                                   103,305
                             -----------    -----------    -----------    -----------    -----------   -----------    ------------
Total assets                 $ 2,749,222    $   (47,992)   $      --      $    41,117    $   190,288   $   111,250    $  3,043,885
                             ===========    ===========    ===========    ===========    ===========   ===========    ============


Current liabilities

Accounts payable and
  accrued expenses           $ 1,639,301    $    61,300                                                $   139,455    $  1,840,056

Accrued taxes                     85,000                                                                   (85,000)           --

Short term debt                  800,000                                                                    85,000         885,000
                             -----------    -----------    -----------    -----------    -----------   -----------    ------------
Total current liabilities      2,524,301         61,300           --             --             --         139,455       2,725,056


Stockholders' equity

Common stock                       1,409                                                                                     1,409

Additional paid in capital     8,891,088      1,918,277    $ 2,426,440                        (9,981)                   13,225,824
Accumulated other
  comprehensive loss                                                                        (243,750)                     (243,750)
Retained deficit              (8,667,576)    (2,027,569)    (2,426,440)   $    41,117        444,019       (28,205)    (12,664,654)
                             -----------    -----------    -----------    -----------    -----------   -----------    ------------
Total stockholders' equity       224,921       (109,292)          --           41,117        190,288       (28,205)        318,829
                             -----------    -----------    -----------    -----------    -----------   -----------    ------------
Total liabilities and
  stockholders' equity       $ 2,749,222    $   (47,992)   $      --      $    41,117    $   190,288   $   111,250    $  3,043,885
                             ===========    ===========    ===========    ===========    ===========   ===========    ============

                                              RATEXCHANGE CORPORATION AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Balance Sheet Reconciliation                                             Improper
As of December 31, 1998                                                 valuation
                                                                        assigned to                     Adjustment
                                                        Ratexchange       shares,                        to record
                                                       Corporation     options and      Purchase of    expenditures
                                                            as           warrants       outstanding       in the        Ratexchange
                                                        originally      issued for       shares of      appropriate     Corporation
                                                         reported        services         Polarcap         period       as restated
                                                        -----------     -----------     -----------     -----------     -----------
ASSETS

Current assets

Cash and cash equivalents                               $   528,516                                                     $   528,516
Interest receivable                                           1,638                                                           1,638
Prepaid expenses
Note receivable on sales of common stock                    300,000                                                         300,000
                                                        -----------     -----------     -----------     -----------     -----------
Total current assets                                        830,154                                                         830,154

Property & equipment (Net)                                    6,875                                     $    (6,875)

Other assets

Investment in affiliate
Goodwill                                                     41,117                     $   (41,117)
Deposits
                                                        -----------     -----------     -----------     -----------     -----------
Total assets                                            $   878,146            --       $   (41,117)    $    (6,875)    $   830,154
                                                        ===========     ===========     ===========     ===========     ===========

Current liabilities
Accounts payable and accrued expenses                   $    68,200                                     $    61,300     $   129,500
                                                        -----------     -----------     -----------     -----------     -----------
Total current liabilities                                    68,200                                          61,300         129,500

Stockholders' equity

Common Stock                                                    724                                                             724
Additional paid in capital                                2,147,518     $ 1,918,277                                       4,065,795

Retained deficit                                         (1,338,296)     (1,918,277)        (41,117)        (68,175)     (3,365,865)
Accumulated other comprehensive loss
Notes receivable on sale of common stock                                                                      --              --
                                                        -----------     -----------     -----------     -----------     -----------
Total stockholders' equity                                  809,946            --           (41,117)        (68,175)        700,654
                                                        -----------     -----------     -----------     -----------     -----------
Total liabilities and stockholders'
  equity                                                $   878,146     $      --       $   (41,117)    $    (6,875)    $   830,154
                                                        ===========     ===========     ===========     ===========     ===========

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         The following describes the nature of the reconciling items:

         The valuation assigned to shares issued for services -

         These adjustments represent the effect of shares, options and warrants that were issued in various transactions in exchange for services and were originally recorded at values below the then fair value of the Company's stock.

         Purchase of outstanding shares of Polarcap -

         In the previously reported financial statements the Company incorrectly recorded its purchase of the outstanding shares of Polarcap in 1998 using purchase accounting. Accordingly, the Company recorded goodwill of $89,710 that was previously amortized and fully written off in 1999. The purchase of the outstanding shares of Polarcap should have been reflected as an acquisition of assets with the excess consideration charged to expense immediately. This adjustment records the excess consideration of $41,117 charged to expense.

         Net the writeoff of advances against the value of shares received -

         To compensate the Company for the write off of advances to A-1 Internet, in September 1999, the Company received common stock in Halo Corporation with a fair value of $631,250. At December 31, 1999 the value of this investment was $387,500. The Company improperly wrote down the carrying value of the investment.

         Adjustments to record expenses in the appropriate period -

         These adjustments relate to miscellaneous accruals that were not reflected in the appropriate period.

NOTE 4   INCOME TAXES

         As of December 31, 1999, the Company had a federal net operating loss carryforward of $9,293,259 which will expire in the years 2007 through 2020 for state and federal purposes. This net operating loss carryforward has not been reflected in the financial statements as the likelihood of future tax benefit from such operating loss carryforwards is remote. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1999, have been offset by a valuation allowance in the same amount.

         Significant components of the company's deferred tax assets and liabilities are as follows

                                                            December 31,
                                                        1999            1998
                                                    -----------     -----------
Deferred tax assets:
         Net operating loss carryforward            $ 3,773,063     $ 1,314,334
         Options and warrants for services              603,097          74,000
         Start up cost carryforward                   1,726,967
         Unrealized loss on securities                   98,861
                                                    -----------     -----------
         Gross deferred tax assets                    6,161,988       1,388,334
Valuation allowance                                  (6,161,988)     (1,388,334)
                                                    -----------     -----------
Net deferred tax asset                              $      --       $      --
                                                    ===========     ===========


         The net change in the valuation allowance for the year ended December 31, 1999 and 1998 was an increase of $4,773,654 and $3,279,693.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 5   PROPERTY AND EQUIPMENT

         The Company capitalizes purchases of long-lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increase the value of or extend the life of the asset.

         Capitalized assets are depreciated over the estimated useful lives of the assets (5 years for furniture and fixtures, 3 years for computer equipment) on a straight line basis.

            Property and Equipment consists of the following:

                                                              December 31,
                                                         1999             1998
                                                      ---------         --------
Furniture and fixtures                                $  10,520         $   --
Computer equipment and software                         197,047             --
                                                      ---------         --------
                                                        207,567             --
Less:  Accumulated depreciation                         (18,676)            --
                                                      ---------         --------
                                                      $ 188,891         $   --
                                                      =========         ========


         Depreciation expense for 1999 is $18,676.

NOTE 6   ACQUISITION OF SUBSIDIARY

         On September 30, 1998, the Company purchased all of the outstanding stock of PolarCap, Inc. for 2,400,000 shares of stock. At September 30, 1998 Polarcap had negative net worth of $87,310. The value of the stock was issued at $.001, for a cost of $2,400 in 1998. The Company expensed $89,710 representing the excess of consideration given in shares issued and liabilities assumed for the assets of Polarcap.

         In the third quarter of 1999, the Company purchased all the outstanding common stock of Rate Exchange, Inc., a Colorado corporation, seeking to develop new exchange services for the telecommunications market. The Company paid 574,998 in shares of common stock and $450,000 in a note for a total cost of $1,395,000 ($920,000 in stock and $450,000 in a note plus out of pocket expenses of $25,000). Under the terms of the transaction two of the owners/employees of RateXchange became employees of the company responsible for exploring the development of the business. On the date of purchase, RateXchange had negative net worth of $112,408. The company expensed a total of $1,507,408 representing the excess of consideration given in shares and notes issued and liabilities assumed for the assets of RateXchange.

NOTE 7   ADVANCES TO POTENTIAL INVESTEE

         On September 30, 1998 the Company negotiated, and later terminated by mutual agreement, a purchase of 100% of the ownership of NetAmerica, Inc., subsequently renamed A1 Internet, Inc., an Internet services provider company based in Seattle, Washington. Between the time the Company agreed to purchase (September 30, 1998), which was never consummated, and the time the termination agreement was reached (March
         1999), the Company advanced $1,738,769 ($1,531,871 in cash and $206,898 in stock) the cash portion of which was eventually written off as bad debt. After the March agreement was reached, A1 Internet agreed to repay certain of the costs incurred prior to the termination. As part of its plan to repay the costs, A1 Internet informed the Company that it had entered into an agreement with another potential acquiror, Halo Holdings of Nevada, Inc., to sell substantially all of its assets in exchange for shares of common stock and assumption of certain liabilities, including A1 Internet's obligations to the Company. In September 1999, after further negotiations, the Company agreed with A1 Internet to the following settlement:

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         o     The Company retained certain rights to the name "NetAmerica;"

         o A1 Internet transferred to the Company its interest in 100,000 shares of Halo restricted stock;

         o The Company agreed to pay $85,000 of past due payroll taxes of A1 Internet from 1998; and

         o All further obligations of the Company to issue stock or options to A1 Internet were canceled.

NOTE 8   COMMON STOCK TRANSACTIONS

         In general all stock transactions conducted during the period for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fair market value. A number of shares as indicated below were issued at below market values. The Company recorded expense related to these issues of $1,519,047 in 1999 and $2,007,203 in 1998.

         Common stock transactions during 1999 are as follows:

         During the fourth quarter of 1998, the board of directors approved several stock transactions that were not completed and issued until 1999:

         o 916,574 shares of stock issued for $91,657 in notes to related parties. ($0.10) (January). The board has placed restrictions on this stock so that the stock cannot be sold, traded, assigned, transferred or pledged until the Company reaches $10,000,000 in gross revenues in a one year time period.

         o 322,500 shares issued for cost reimbursements of $32,250 ($.10 per share) (January).

         The remaining stock issuances were approved and issued in 1999:

         o 758,438 shares of stock were issued for $728,100 (Net of $80,900 commissions). ($1.07) (February).

         o 3,112,500 shares of stock issued for $3,320,000 in notes to related parties and other investors. ($1.07) (March).

         o 268,500 shares of stock issued for $287,233 of legal and consulting services. ($1.07) (March).

         o 193,186 shares of stock issued for $206,898 of debt to creditors of A1 Internet. ($1.07, average) (March and May).

         o 30,000 shares of stock issued instead of a $30,000 outstanding note payable. ($1.00) (March).

         o     30,000 shares for services rendered of $32,000. ($1.07) (March).

         o 515,188 shares of stock issued for $1.60 per share, or a total of $628,272. (Net of $196,029 in commission paid in stock of 122,518 shares - see below) (May and June).

         o 122,518 shares issued for commissions on private placement at $1.60 per share. ($1.60 per share) (June).

         o 574,998 shares of stock issued for $1.60 per share for Rate Exchange, Inc. (July).

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 9   SUBSCRIPTIONS RECEIVABLE /NOTE RECEIVABLE- RELATED PARTY

         In January 1999, the Company sold 916,574 shares in exchange for $91,657 in notes payable to a related party and other investors at a price of $.10 per share. (See Note 8 for restrictions placed on stock).

         In March 1999, the Company sold 3,112,500 shares to a related party and other investors in exchange for $3,320,000 in notes payable at a price of $1.07 per share.

         Of the total subscriptions receivable/note receivable issued during the year of $3,411,657 and $300,000 issued in 1998, $1,924,126 was collected. Interest is being assessed at 6.5% and accrued interest on the subscription receivable was $150,608 at December 31, 1999. The company has determined that 197,212 of the remaining receivables are uncollectible and has written off these receivables.

         Subsequent to year end, the board of directors of the Company waived the interest on the purchase of 3,112,500 shares when the notes were collected in full by February 25, 2000 (originally due by March 31, 2001).

NOTE 10  COMMITMENTS AND CONTINGENCIES

         Future annual minimum lease payments under noncancelable operating leases as of December 31, 1999 were:

         Year
         ----
         2000                                                 $195,900
         2001                                                  200,112
         2002                                                  204,336
                                                              --------
                                                              $600,348
                                                              ========


         Rent expense totaled $42,077 in 1999.

         The Company is also involved in the following legal matter as follows:

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

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 11  OPTIONS/WARRANTS FOR PURCHASE OF COMMON STOCK

         Stock Option Plans - Shareholders approved the 1999 RateXchange Corporation Stock Option Plan during 1999 (1999 Plan). There are 3,000,000 options available under the plan that may be granted to employees, officers, directors and consultants. The option plan allows grantees to acquire shares of the Companys' common stock at a purchase price generally equal to the fair market value on the date of grant. Options generally expire five years from date of grant.

         Separate from the 1999 Plan the Company has also issued warrants that generally expire five years from the date of grant.

         A summary of warrant and option activity follows:


Warrants:                                                                      1999                             1998
                                                                 --------------------------------   --------------------------------
                                                                 Number of       Weighted average    Number of      Weighted average
                                                                  shares          exercise price      shares         exercise price
                                                                  ------          --------------      ------         --------------
Outstanding at beginning of year                                  100,000            $   2.00            --              $   --
Granted                                                           525,000                1.69         100,000                2.00
Exercised                                                            --                  --              --                  --
Canceled                                                             --                  --              --                  --
                                                                  -------            --------         -------            --------

Outstanding at end of year                                        625,000                1.74         100,000                2.00
                                                                  =======            ========         =======            ========

Exercisable at end of year                                        625,000                1.74         100,000                2.00
                                                                  =======            ========         =======            ========




Options:                                                                       1999                             1998
                                                                 --------------------------------   --------------------------------
                                                                 Number of       Weighted average    Number of      Weighted average
                                                                  shares          exercise price      shares         exercise price
                                                                  ------          --------------      ------         --------------
Outstanding at beginning of year                                     --              $   --              --              $   --
Granted                                                         3,050,000                2.24            --                  --
Exercised                                                            --                  --              --                  --
Canceled                                                           60,000                2.50            --                  --
                                                                ---------            --------         -------            --------

Outstanding at end of year                                      2,990,000                2.23            --                  --
                                                                =========            ========         =======            ========

Exercisable at end of year                                      1,287,500                1.96            --                  --
                                                                =========            ========         =======            ========


         As permitted by Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation," the Company has elected to account for its stock option plan under APB No.25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued with exercise prices equal to or greater than the fair market value of the Company's stock on the date of grant.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with FAS No.123, the Company's net earnings and earnings per share are estimated as follows:

                                                     1999              1998
                                               --------------    --------------
Net loss
         As reported                           $   (9,298,789)   $   (3,144,522)
         Pro Forma                             $  (11,085,439)   $   (3,144,522)

Net loss per share (basic and diluted)
         As reported                                    (0.72)            (1.92)
         Pro forma                                      (0.86)            (1.92)
                                               ==============     =============

         The weighted average fair value of options and warrants granted in 1999 was $0.73 and $1.04. The weighted average fair value of warrants granted in 1998 was $0.74. Each option grant was valued at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                     1999
                                               --------------
         Risk-free interest rate                     5.7%
         Dividend yield                                0%
         Volatility                                  100%
         Average expected term (years)                 2
                                               ==============

         Options and warrants issued to third party service providers under the 1999 plan or by resolution of the Board of Directors as of December 31, 1999 were:

                                               Outstanding                                   Exercisable
                            ---------------------------------------------------     -------------------------------
                                                                   Weighted
                                              Weighted             Average                               Weighted
                                               Average            Remaining                              Average
           Range of            Warrant/        Exercise          Contractual           Warrants/         Exercise
       exercise prices         Options          Price            Life (years)          Options            Price
      -----------------     ------------    -------------     -----------------     ------------     --------------
         $ .05 - $ .99          275,000          $   .10                  4.06          275,000            $  0.10
         $1.00 - $1.99          530,000          $  1.55                  4.17          325,000            $  1.52
         $2.00 - $2.75          850,000          $  2.64                  4.62          650,000            $  2.61
      -----------------     ------------    -------------     -----------------     ------------     --------------
                              1,655,000                                               1,250,000
                            ============                                            ============


         Employee stock options outstanding and exercisable under the 1999 plan as of December 31, 1999 were:

                                               Outstanding                                   Exercisable
                            ---------------------------------------------------     -------------------------------
                                                                   Weighted
                                              Weighted             Average                               Weighted
                                               Average            Remaining                              Average
           Range of            Warrant/        Exercise          Contractual           Warrants/         Exercise
       exercise prices         Options          Price            Life (years)          Options            Price
      -----------------     ------------    -------------     -----------------     ------------     --------------
         $ .05 - $ .99             --                --                    --              --                 --
         $1.00 - $1.99             --                --                    --              --                 --
         $2.00 - $2.75        1,960,000          $  2.38                  4.65          662,500            $  2.10
      -----------------     ------------    -------------     -----------------     ------------     --------------
                              1,960,000                                                 662,500
                            ============                                            ============

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         Certain options and warrants were issued during 1999 for less than fair market value or for services rendered by non-employees for which the Company recognized related expense of $2,327,350.

NOTE 12  SHORT TERM DEBT

         The Company issued a note for $450,000 for the purchase of Rate Exchange, Inc (Note 6). The note carried an interest rate of 6%. The note was paid in January 2000.

         During December 1999, RateXchange I Inc received $435,000 in short-term loans in connection with a $2,000,000 bridge loan agreement reached with various investors. The remaining $1,565,000 was received in January and February 2000. The $2 million of bridge loans were used as interim financing of RateXchange I Inc. activities. The loans bore interest at 10% and were to mature six months from the completion of the funding of the loan (completed February 2000). The notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange
         I. Purchasers of the notes also received warrants to purchase RateXchange I common stock at $2.40 per share, subject to adjustment.

         Subsequent to December 31,1999, as a result of the company's new business strategy, the company offered to the investors in the $2 million bridge loan the right to convert their notes into RateXchange Corporation common stock at an exchange rate of $5.00 per share. In addition, the company agreed to issue such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share. Any note holders who declined this offer were entitled to rescind their original investment and receive their principal back in full, including accrued interest. As a result of this offer all notes, except $25,000, were converted to new shares of RateXchange Corporation common stock.

NOTE 13  INVESTMENT IN AFFILIATE.

         During 1999, the Company created a wholly owned  subsidiary,  Telenisus
         Corporation, a Delaware corporation, for the purpose of providing internet services to small to mid-sized corporations and telecommunications service providers. The Company funded the initial capital of Telenisus of $75,000. It subsequently loaned Telenisus additional funds to start operations. Telenisus has funded operations from its own equity and debt financing and has paid back the Company all loans except for the initial capitalization of $75,000. As of December 31, 1999, as a result of Telenisus' sale of additional shares to new investors, the Company's interest in Telenisus had dropped to less than 10% ownership and the Company is recording its investment in Telenisus at cost.

NOTE 14  RELATED PARTY TRANSACTIONS

         During 1998, the Company entered into a consulting contract with a major shareholder that pays a monthly consulting fee plus an incentive bonus for 1) any successful acquisition of business enterprises, or 2) successful capital funding of a least $5,000,000 in 1998 or 1999. The incentive awards are $250,000 in cash, warrants to purchase 250,000 shares of common stock at $1.00, and a mergers and acquisition fee for any acquisition during 1998 or 1999. At December 31, 1999, the Company accrued $315,800 in cash incentives relating to completed financing and merger's and acquisitions fee based on the value of the RateXchange acquisition.

NOTE 15  MINORITY INTEREST

         During 1999, the Company issued 10% of the outstanding shares of its subsidiary, RateXchange, to the chief executive officer of RateXchange as an incentive for employment. The shares were issued at fair value based upon the value of Ratexchange at the time of its acquisition.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE 16  SUBSEQUENT EVENTS

         In March 2000, the Company completed a private placement in which it sold 2,733,329 shares of restricted common stock at a subscription price of $12 per share plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for costs associated with the offering, the Company received $30,135,000.

         In 1999, RateXchange entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange's business plans and operations in the business-to-business e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and certain cash payments were made for the services that were rendered. The term sheet also provided for the vendor to receive a stock position in RateXchange of up to 10% for certain services. In early 2000 the Company began discussions with the vendor concerning the 10% stock position in RateXchange because the formal agreement was never completed and the contemplated services were not fully provided. The ultimate outcome of these discussions was uncertain at that time. In August 2000, the Company reached an agreement for settlement of the dispute with the vendor, whereby the Company issued 175,000 shares, 175,000 warrants and $100,000 in cash .The total value of the settlement of $1.8 million is recorded in the Company's 2000 financial statements.

         In February 2000, RateXchange I Inc. closed a $2,000,000 convertible note offering. The notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I. Purchasers of the notes also received warrants to purchase RateXchange I common stock at $2.40 per share, subject to adjustment. As a result of the company's new business strategy the subsequent financing of RateXchange I did not occur. Accordingly, the company offered to the note holders the right to convert their notes into RateXchange Corporation common stock at an exchange rate of $5.00 per share. In addition, the company agreed to issue to such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share. All RateXchange I notes and warrants have been converted into shares except one note for $25,000.

         Shareholders  authorized  the  1999  Stock  Option  Plan  during  1999.
         Shareholders authorized the 2000 Stock Option Plan on April 20, 2000. There are options to purchase 8,000,000 shares authorized for issuance under both plans. On February 24, 2000, the Board authorized additional options to purchase 4,290,000 shares outside of either plan. Total options granted to employees during the first quarter of 2000 for less than fair market value were 3,940,000 for which the Company is recognizing related compensation expense, over the option vesting periods, for the fair value of the stock on the date of grant, which was $12, and the strike price of the options, which is $7.

         In 2000, the company has also granted options to purchase 275,000 common shares to non-employee consultants for which the company has recorded related expense of $2,131,250.

         In October 2000, the Board of Directors approved and issued 2 million options to the Company's new Chief Executive Officer. These options were granted with a strike price equal to the fair value of the Company's stock on the date of grant and vest over various periods.

         On September 17, 2000, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. Under this agreement, Amerex brokers will execute trades for the sales or purchase of Internet protocol products, telecommunications capacity and/or other telecommunications-related products over the Company's electronic trading system and the company will share in the revenues generated by the electronic trading system. In connection with this agreement, the company issued to Amerex five warrants for an aggregate of 2,300,000 shares of our common stock. One warrant for 300,000 shares with an exercise price of $4.47 per share is currently exercisable by Amerex. The remaining four warrants each for

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


         500,000 shares and with exercise prices of $4.47 per share, $4.70 per share, $4.92 per share and $5.37 per share, will become exercisable upon the earlier of September 17, 2005 or Amerex executing a minimum of $1,000,000, $3,000,000, $5,000,000 and $10,000,000, in value of transactions over the company's online electronic trading system.

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid for services rendered during the last three completed fiscal years to our Chief Executive Officer and other executive officers, as well as certain executive officers of our subsidiary, RateXchange I, Inc., who we appointed executive officers in February 2000, and whose annual salary, bonus and other compensation exceeded $100,000 in 1999.
                                            SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                               --------------------------------------
                                              Annual Compensation                      Awards             Payouts
                                   -------------------------------------------         ------             -------

Name and Principal                                                             Restricted   Securities
Position                                                     Other Annual      Stock        Underlying    LTIP        All Other
                           Year    Salary       Bonus        Compensation      Awards       Options       Payouts     Compensation
                           ----    ------       -----        ------------      ------       -------       -------     ------------
Douglas Cole (1)           1999    $126,000     $125,000     $0                $0           100,000       $0          $0
      Chairman and Chief
      Executive Officer    1998    N/A          N/A          N/A               N/A          N/A           N/A         N/A

                           1997    N/A          N/A          N/A               N/A          N/A           N/A         N/A


Edward Mooney (2)          1999    $90,000      $125,000     $0                $0           100,000       $0          $0
      Executive Vice
      President,           1998    N/A          N/A          N/A               N/A          N/A           N/A         N/A
      Secretary and
      Treasurer            1997    N/A          N/A          N/A               N/A          N/A           N/A         N/A


Donald Sledge (3)          1999    $94,653      $75,000      $0                $0           100,000       $0          $0
      Chairman and Chief
      Executive Officer    1998    N/A          N/A          N/A               N/A          N/A           N/A         N/A

                           1997    N/A          N/A          N/A               N/A          N/A           N/A         N/A




Ross Mayfield (4)          1999    $87,619      $0           $0                $0           100,000       $0          $0
      President
                           1998    N/A          N/A          N/A               N/A          N/A           N/A         N/A

                           1997    N/A          N/A          N/A               N/A          N/A           N/A         N/A


Paul Wescott (5) Chief     1999    $64,230      $0           $0                $0           150,000       $0          $0
      Operating Officer
                           1998    N/A          N/A          N/A               N/A          N/A           N/A         N/A

                           1997    N/A          N/A          N/A               N/A          N/A           N/A         N/A

(1) Mr. Cole was hired as an officer on April 1, 1999 and resigned in February 2000. Mr. Cole's annual salary was $168,000 plus a bonus, pursuant to his employment agreement. Mr. Cole's bonus of $125,000 accrued at year end on the Company's books; however, the bonus was not paid to Mr. Cole until 2000.

(2) Mr. Mooney was hired as an officer on April 1, 1999 and resigned as Executive Vice President in February 2000 and as Secretary and Treasurer in March 2000. Mr. Mooney's annual salary was $120,000 plus a bonus, pursuant to his employment agreement. Mr. Mooney's bonus of $125,000 accrued at year end on the Company's books; however, the bonus was not paid to Mr. Mooney until 2000.

(3) Mr. Sledge was hired on September 15, 1999 as one of our directors and as the Chairman and CEO of RateXchange I, Inc., one of our subsidiaries. Mr. Sledge was appointed our Chairman and Chief Executive Officer in February 2000. Mr. Sledge's annual salary at RateXchange was $300,000 plus a bonus, pursuant to his employment agreement. Mr. Sledge also received approximately $1,000 each month for car allowance and approximately $1,000 each month for payment of whole life insurance premiums.

(4) Mr. Mayfield was hired as an executive officer of RateXchange I, Inc., one of our subsidiaries, in July 1999. While employed at RateXchange I, Mr. Mayfield served, at various times during 1999, as Vice President of Sales and Marketing, Chief Operating Officer and President. Mr. Mayfield's annual salary at RateXchange I during 1999 was $165,000, plus a bonus, pursuant to his employment agreement. We appointed Mr. Mayfield as our President in February 2000.

(5) Mr. Wescott was hired as an executive officer of RateXchange I, Inc., one of our subsidiaries, in September 1999. While employed at RateXchange I, Mr. Wescott served, at various times during 1999, as an Executive Vice President, Chief Operating Officer and Vice President of Business Development. Mr. Wescott's annual salary at RateXchange I during 1999 was $165,000, plus bonuses, pursuant to his employment agreement. We appointed Mr. Wescott our Chief Operating Officer in February 2000.

                                       38

                        OPTION GRANTS IN LAST FISCAL YEAR

      The  following  table sets forth  information  regarding  options  granted during fiscal year 1999 to the named executive  officers.  No stock appreciation rights were granted in 1999.
                                             Individual Grants
                          -------------------------------------------------------------
                          Number of       Percent of
                          Securities      Total Options                                     Potential Realizable Value at
                          Underlying      Granted to       Exercise or                   Assumed Annual Rates of Stock Price
                          Options         Employees in     Base Price Per   Expiration      Appreciation for Option Term
Name                      Granted         1999             Share(1)         Date             5% ($)             10% ($)
------------------------------------------------------------------------------------------------------------------------------
Douglas Cole              100,000         3.28%            $1.60            1/2004          $44,205.05         $97,681.60

Edward Mooney             100,000         3.28%            $1.60            1/2004          $44,205.05         $97,681.60

Donald Sledge             100,000         3.28%            $2.75            10/2004         $75,977.42         $167,890.25

Ross Mayfield             40,000          1.31%            $2.50            7/2004          $27,628.15         $61,051.00

                          60,000          1.97%            $2.75            7/2004          $45,586.45         $100,734.15

Paul Wescott              150,000         4.92%            $2.75            9/2004          $113,966.13        $251,835.37

(1) The exercise prices of the options included in this table reflect the board's bona fide estimation of market value of the shares on the various grant dates. The shares underlying each of these options are restricted shares. In addition, Company shares are currently traded on the OTC Bulletin Board, making it difficult to determine the value of restricted shares of the same class.

          SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR END
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information with respect to each of the named executive officers concerning the number of securities underlying unexercised options at the end of fiscal year 1999 and the 1999 fiscal year-end value of all unexercised in-the-money options held by such individuals. No options were exercised by any named executive officer in fiscal year 1999.

                          Number of Securities
                                Underlying             Value of Unexercised
                          Unexercised Options(#)    In-the-Money Options($)(1)
     Name               Exercisable Unexercisable   Exercisable Unexercisable
--------------
Douglas Cole             100,000              0     $440,000              0
Edward Mooney            100,000              0     $440,000              0
Donald Sledge            100,000              0     $325,000              0
Ross Mayfield                  0        100,000     $      0        335,000
Paul Wescott              37,500        112,500     $121,875        365,625
------------------

(1) Market values of underlying securities at exercise or year-end minus the exercise price.


COMPENSATION OF DIRECTORS

      Directors of the Company may receive stock option grants for service on the board at the sole discretion of non-interested board members. Messrs. Cole and Mooney each received options to purchase 100,000 shares of the Company's common stock in January 1999 at an exercise price of $1.60 per share for their services as board members. Mr. Glen received options to purchase 175,000 shares of Company stock in April 1999 at an exercise price of $1.60 per share for his service as a board member. For their services on the board, Messrs. Sledge and Dixon each received options to purchase 100,000 shares of Company stock in October 1999 at an exercise price of $2.75 per share. RateXchange's non-employee directors receive $500 for each board meeting attended in person and $100 for each board meeting attended telephonically, plus out-of-pocket expenses. There is no separate compensation for committee meeting attendance.

EMPLOYMENT AND TERMINATION AGREEMENTS

      As part of our restructuring to focus on the business of RateXchange I, Inc., Mr. Cole agreed to resign his position as an executive officer of the Company, effective February 2000. Mr. Mooney resigned his positions as a director and an executive officer in February 2000. In March 2000, Mr. Mooney resigned as Secretary and Treasurer of the Company. Pursuant to severance agreements the Company and Messrs. Cole and Mooney executed, Mr. Cole and Mr. Mooney will continue to provide consulting services to us during our transition phase. During this phase, Messrs. Cole and Mooney will receive consulting fees and six-months' severance pay. They may also receive performance bonuses and health insurance.

      Also in February 2000, we appointed Donald Sledge our Chairman and Chief Executive Officer, Ross Mayfield our President and Paul Wescott our Chief Operating Officer. In March 2000, we appointed Philip Rice our Executive Vice President and Chief Financial Officer. We have executed or intend to execute separate employment agreements with Messrs. Sledge, Rice, Mayfield and Wescott.

      Mr. Sledge's employment agreement provides for an annual base salary of $300,000, an annual incentive bonus of up to 50% of base salary, stock purchase rights, an expense reimbursement and other employee benefits. Pursuant to this agreement, Mr. Sledge's employment may be terminated for cause or upon death or disability so long as we pay all compensation owed as of the date of termination. Mr. Sledge's employment may be terminated without cause if we pay
(1) severance pay equal to one year's annual salary and (2) a bonus payment of $150,000.

      Mr. Rice's employment agreement provides for an annual base salary of $200,000, an annual incentive bonus of up to 50% of his base salary, option rights and other employee benefits. Pursuant to this agreement, Mr. Rice's employment may be terminated for cause, or upon death or disability, and all of our obligations to pay compensation and provide benefits shall thereafter cease. Mr. Rice's employment may be terminated without cause if we pay to Mr. Rice his base salary for twelve months following termination, as well as a lump sum payment of $100,000, and provide Mr. Rice certain other benefits.

      We intend to enter into an employment agreement with Mr. Mayfield that provides for an annual base salary of $165,000, an annual incentive bonus of up to 50% of Mr. Mayfield's base salary, option rights and other employee benefits. Pursuant to this agreement, Mr. Mayfield's employment may be terminated for cause or upon death or disability, and all of our obligations to pay compensation and provide benefits shall thereafter cease. Mr. Mayfield's employment may be terminated without cause if we pay Mr. Mayfield's base salary for twelve months following termination, as well as a lump sum payment of $100,000, and provide Mr. Mayfield certain other benefits.

      We intend to enter into an employment agreement with Mr. Wescott that provides for an annual base salary of $200,000, an annual incentive bonus of up to 50% of his base salary, option rights and other employee benefits. Pursuant to this agreement, Mr. Wescott's employment may be terminated for cause, or upon death or disability, and all of our obligations to pay compensation and provide benefits shall thereafter cease. Mr. Wescott's employment may be terminated without cause if we pay to Mr. Wescott his base salary for twelve months following termination, as well as a lump sum payment of $100,000, and provide Mr. Wescott certain other benefits.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Prior to creating the Compensation Committee during 1999, members of the board performed all functions currently delegated to the committee. During 1999, the following directors served as Compensation Committee members: Douglas Cole, John Dixon and Douglas Glen. Currently, the Compensation Committee is composed of Jonathan Merriman, Ronald Spears and Gordon Hutchins, Jr. John Dixon, Douglas Glen and Douglas Cole resigned from the Committee in 2000 in conjunction with their resignations from the board.

      Douglas Cole

      In addition to his membership on the Compensation Committee, until February 2000 Mr. Cole was our Chief Executive Officer, President and Principal Financial Accounting Officer. Furthermore, in 1999, Mr. Cole served as Chief Executive Officer of PolarCap, Inc., our wholly-owned subsidiary and director of RateXchange I, Inc., another subsidiary.

      Mr. Cole is acting Chief Executive Officer and a director of Fulcrum International, Inc. Mr. Glen, one of our former Compensation Committee members, was also a director of Fulcrum and has served on its compensation committee or board equivalent.

      Mr. Cole was promisor on two notes held by us for the purchase of Company shares in the principal amounts of $22,257.40 and $125,000 and dated January 2, 1999, and December 18, 1998, respectively. Interest on both notes was 6 1/2 % APR, and, together with any unpaid principal on the notes, was due on January 2, 2001, and December 18, 2000, respectively. The greatest aggregate amount outstanding on the notes during 1999 was approximately $23,703 and $133,000, respectively, on December 31, 1999. In February 2000, Mr. Cole fully satisfied his obligations under the January 2, 1999 note; however, because Mr. Cole paid the entire principal amount owed under this note early at our request, we agreed to waive unpaid accrued interest in the approximate amount of $1,500. In March 2000, Mr. Cole paid the December 18, 1998 note in full, including all accrued interest.

      John Dixon

      During 1999, John Dixon was as a member of the Compensation Committee; however, he has never been an officer or employee of the Company or its subsidiaries. Mr. Dixon resigned as a director in February 2000.

      Douglas Glen

      During 1999, Douglas Glen was a member of the Compensation Committee; however, he has never been an officer or employee of the Company or its subsidiaries. Mr. Glen is a director of Fulcrum International, Inc. and has served on that company's compensation committee or board equivalent. Mr. Cole, one of our Compensation Committee members, is the acting Chief Executive Officer and a director of Fulcrum. Mr. Glen resigned as our director in March 2000.

      Edward Mooney

      Mr. Mooney, who participated in board deliberations regarding executive officer compensation, also served as our Executive Vice President, Secretary and Treasurer during 1999. Mr. Mooney resigned as both executive officer and director in February 2000. In addition, during 1999 Mr. Mooney served as Director and Secretary of RateXchange I, Inc., one of our subsidiaries, and Director of Telenisus Corporation, one of our former subsidiaries. Currently, he is an employee of Maroon Bells Capital Partners, Inc., a merchant investment banking firm that is a party to a consulting agreement with us.

      On December 15, 1998, we entered into an advisory agreement with Maroon Bells Capital Partners, Inc. for 18 months with an automatic 12 month renewal. We anticipate renewing the contract until at least January 2001. MBCP is one of our significant shareholders. Pursuant to the advisory agreement, MBCP provides certain advisory and business development services in exchange for a monthly advisory fee. In addition, MBCP will be paid a success fee upon the completion of certain merger and acquisition and business development activities on our behalf. The cost of the MBCP consulting agreement to us during 1999 was $120,000 in advisory fees, $315,800 in success fees for financings and acquisitions and warrants to purchase 250,000 of our shares at $2.75 per share. We anticipate paying to MBCP at least $120,000 in advisory fees and at least $150,000 in structuring and financing success fees during 2000.

      Mr. Mooney was promisor on a note held by us for the purchase of 400,000 Company shares in the amount of $87,520 and dated December 18, 1998. The note was secured and accrued interest at a rate of six and one-half percent (6 1/2%) APR, with principal and interest due in two years on December 18, 2000. The largest aggregate amount owed by Mr. Mooney during 1999 was approximately $93,550 on December 31, 1999. In February 2000, Mr. Mooney paid the note in full, including all accrued interest.

      Donald Sledge

      As a board member, Mr. Sledge participated in board deliberations regarding executive officer compensation. Mr. Sledge was appointed our Chief Executive Officer in February 2000 and also served as Chief Executive Officer of RateXchange I, Inc. during 1999. Mr. Sledge's son is also an employee of RateXchange I, Inc., earning a base salary of approximately $70,000 annually.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following constitutes a list of financial statements, financial statement schedules and exhibits required to be used in this report:

(a)      List of documents filed as part of Form 10-K.

1.       Financial Statements:

         Reports of Independent Public Accountants

         Consolidated  Balance  Sheets as of December  31, 1999 and December 31,
         1998

         Consolidated Statements of Operations for the years ended December 31, 1999, December 31, 1998 and December 31, 1997

         Consolidated Statements of Stockholders' Equity for the period December 31, 1996 to December 31, 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 31, 1998 and December 31, 1997

         Notes to Consolidated Financial Statements for the years ended December 31, 1999, December 31, 1998 and December 31, 1997

2.       Financial Statement Schedules:

         The required schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

3.       Exhibits:

         The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index.

(b)      Reports on Form 8-K:  None.

(c)      Exhibits.

         The Company hereby files as part of this Form 10-K the exhibits listed on the Exhibit Index.

(c)      Financial Statement Schedules.

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RATEXCHANGE CORPORATION

November 14, 2000                  By: /s/ Philip Rice
                                      ------------------------------------------
                                        Philip Rice
                                        Executive Vice President and Chief
                                        Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                         Document Description                           Page No.
-----------                         --------------------                           --------
3.1           Certificate of Incorporation,  as amended  (incorporated herein by reference  to  Exhibit  3.1 to the  Company's  Form  10-Q  for the
              quarter ended September 30, 1999).

3.2 Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to RateXchange's Form 10-Q for the quarter ended
              September 30, 1999).

10.1          Agreement  and  Plan  of  Merger  between   RateXchange  and  Rate
              Exchange,  Inc.  dated  June  1,  1999,  (incorporated  herein  by reference  to  Exhibit  10.1 to  RateXchange's  Form  10-Q for the
              quarter ended September 30, 1999).

10.2          Acquisition  Agreement  between  RateXchange  and  PolarCap,  Inc.
              (incorporated herein by reference to Exhibit 2.01 to RateXchange's
              Form 8-K/A filed on October 8, 1998).

10.3+         Employment  Agreement between  RateXchange and Edward Mooney dated
              April 1,  1999  (incorporated  by  reference  to  Exhibit  10.3 to
              RateXchange's Form 10-Q for the quarter ended September 30, 1999).

10.4+         Promissory Note of Edward Mooney dated December 18, 1998.

10.5 + */     Form of Severance Agreement between RateXchange and Edward Mooney.
       --

10.6 +        Employment  Agreement  between RateXchange  and Douglas Cole dated
              April 1,  1999  (incorporated  by  reference  to  Exhibit  10.4 to
              RateXchange's Form 10-Q for the quarter ended September 30, 1999).

10.7 + */     Form of Severance Agreement between RateXchange and Douglas Cole.
       --

10.8 +        Employment  Agreement  between  RateXchange  I, Inc. and Donald H.
              Sledge  dated  September  15, 1999  (incorporated  by reference to
              Exhibit  10.5 to  RateXchange's  Form 10-Q for the  quarter  ended
              September 30, 1999).

10.9 + */     Form of Employment  Agreement between RateXchange and each of Paul
       --     Wescott and Phillip Rice.

10.10         Employment Agreement between  RateXchange  and Ross Mayfield dated
              July 2, 1999.

10.11 +       1999  Stock  Option  Plan  (incorporated  herein by  reference  to
              Exhibit 4.1 to  RateXchange's  Registration  Statement on Form S-8
              (Reg. No. 333-43776)).

10.12         Advisory  Agreement  between  RateXchange and Maroon Bells Capital
              Partners, Inc. dated December 15, 1998.

10.13         Promissory Note of Theodore Swindells dated March 30, 1999.

10.14         Term Sheet dated July 23, 1999  between  RateXchange  I, Inc.  and
              Ultimate Markets, Inc.

21.1*/        List of Subsidiaries
    --

27.1          Restated Financial Data Schedule (For SEC Use Only)


-------------------------

+        Represents management contract or compensatory plan or arrangement.

* /      Previously filed.
--

                                       45