Form 10-Q
period 2000-09-30
RATEXCHANGE CORP
filed 2000-11-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 33-19139-NY

                            RATEXCHANGE CORPORATION
                            -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                            Delaware                                              11-2936371
-------------------------------------------------------------            -----------------------------
 (State or Other Jurisdiction of Incorporation or Organization)            (IRS Employer ID Number)

         185 Berry Street, Suite 3515, San Francisco, CA                             94107
-------------------------------------------------------------            -----------------------------
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

     YES X     NO
        ---      -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              18,013,174 shares common stock as of November 8, 2000
                                (Title of Class)



                             RATEXCHANGE CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION                                                                            Page
     Item 1 -

         Financial Statements

              Consolidated Balance Sheet as of September 30, 2000 (unaudited) and December 31, 1999         3

              Consolidated Statement of Operations (unaudited) for the three and nine months ended
              September 30, 2000 and 1999                                                                   4

              Consolidated Statement of Cash Flows (unaudited) for the nine months ended
                September 30, 2000 and 1999                                                                 5

              Notes to Consolidated Financial Statements                                                    6

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and

              Results of Operations                                                                         9

     Item 3 -

         Quantitative and Qualitative Disclosures About Market Risk                                        20

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                            21

     Item 2 - Changes in Securities and Use of Proceeds                                                    21

     Item 6 - Exhibits and Reports on Form 8-K                                                             22

SIGNATURES                                                                                                 22

                                                 Part I - Financial Information

Item 1.       Financial Statements


RATEXCHANGE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

                                                                                       September 30,         December 31,
                                                                                           2000                  1999
                                                                                        (unaudited)
                                                                                     ------------------    ------------------
ASSETS

Current assets
         Cash and cash equivalents                                                       $  4,924,064        $    536,615
         Accounts receivable                                                                   57,255                --
         Investments                                                                       14,010,049             387,500
         Interest receivable                                                                  301,165             150,608
         Prepaid expenses                                                                     197,114              11,647
         Notes receivable on stock sales                                                         --             1,590,319
                                                                                         ------------        ------------
                  Total current assets                                                     19,489,647           2,676,689

Property and equipment (net of accumulated depreciation of $182,939 in 2000 and
$18,677 in 1999)                                                                              693,365             188,891

Other assets
         Investment in affiliate                                                               75,000              75,000
         Deposits                                                                             245,265             103,305
                                                                                         ------------        ------------
Total assets                                                                             $ 20,503,277        $  3,043,885
                                                                                         ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                                           $  2,086,408        $  1,840,056
         Short term debt                                                                       25,000             885,000
                                                                                         ------------        ------------
                  Total current liabilities                                                 2,111,408           2,725,056


Stockholders' equity
         Preferred Stock, 60,000,000 shares authorized; none  outstanding                        --                  --
         Common stock, $.0001 par value; 300,000,000 shares authorized; issued
         and outstanding; 17,764,304 shares and 14,087,425 shares                               1,777               1,409
         Additional paid in capital                                                        69,129,399          13,225,824
         Accumulated deficit                                                              (49,943,702)        (12,664,654)
         Notes receivable on stock sales                                                     (433,890)               --
         Accumulated other comprehensive loss                                                (361,715)           (243,750)
                                                                                         ------------        ------------
                       Total stockholders' equity                                          18,391,869             318,829
                                                                                         ------------        ------------
Total liabilities and stockholders' equity                                               $ 20,503,277        $  3,043,885
                                                                                         ============        ============

See notes to financial statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                       Beginning of
                                                                                                                       Development
                                                                                                                          Stage
                                                                                                                       (September
                                                                                                                         30,1998)
                                               Three Months ended September 30,    Nine Months ended September 30,       through
                                                        (unaudited)                          (unaudited)               September 30,
                                               ------------------------------      ------------------------------      ------------
                                                                                                                           2000
                                                    2000             1999              2000              1999           (unaudited)
                                               ------------      ------------      ------------      ------------      ------------
REVENUE
Trading and Consulting                         $     52,755      $       --        $     57,255      $       --        $     57,255

EXPENSES
Selling, general and
     administrative
     (Includes non-cash
     expenses of $9,974,187 and
     $334,750 for the three
     month periods and
     $20,057,365 and $2,539,315
     for the nine month periods)                 16,333,853         1,888,127        34,071,021         5,173,829        43,723,721
Write off advances to potential
     investee                                          --            (631,250)             --             114,938         1,298,681
Depreciation and amortization                        62,983            13,409           164,262            23,402           182,938
Cost of acquiring subsidiary                           --                --                --                --           1,597,118
                                               ------------      ------------      ------------      ------------      ------------
     Total Expenses                              16,396,836         1,270,286        34,235,283         5,312,169        46,802,458

OTHER INCOME (EXPENSE)

Interest income                                     392,300            43,782           604,561            94,590           758,271
Interest expense
     (Includes  non-cash expenses
     of $1,801,775 and $0 for the
     three month periods and
     $1,801,775 and $0 for the
     nine month periods)                         (1,581,234)          (10,521)       (1,882,706)          (10,521)       (1,912,552)
Other expenses (net)
     (Includes  non-cash  expenses
     of $222,875  and $0 for the
     three month periods and
     $1,722,875 and $0 for
     the nine month periods)                       (324,375)             --          (1,822,875)             --          (1,822,875)
                                               ------------      ------------      ------------      ------------      ------------
Loss before taxes                               (17,857,390)       (1,237,025)      (37,279,048)       (5,228,100)      (49,722,359)

Income tax provision (benefit)                         --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $(17,857,390)     $ (1,237,025)     $(37,279,048)     $ (5,228,100)     $(49,722,359)
                                               ============      ============      ============      ============      ============

Basic and diluted net loss per
     share                                     $      (1.03)     $      (0.10)     $      (2.28)     $      (0.46)
Weighted average number of
     shares of common stock                      17,356,043        12,773,266        16,334,695        11,326,388

See notes to financial statements

RATEXCHANGE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                       Beginning of
                                                                                                                        Development
                                                                                                                           Stage
                                                                                                                      (September 30,
                                                                                  For the Nine Months ended            1998) through
                                                                                        September 30,                  September 30,
                                                                               ---------------------------------       -------------
                                                                                   2000                 1999                2000
                                                                               ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $(37,279,048)       $ (5,228,100)       $(49,722,359)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                                              164,262              23,402             182,938
         Write off advances to potential investees                                     --               114,938             206,898
         Stock options granted to employees below
          fair market value                                                       9,127,572                --             9,127,572
         Stock options - termination adjustments                                    941,564                --               941,564
         Stock options and warrants granted to
          service providers and strategic
          partners                                                               11,711,104           1,339,500          13,270,565
         Warrants issued in relation to bridge financing                          1,801,775                --             1,801,775
         Cost of acquiring subsidiary                                                  --                  --             1,507,408
         Stock for services/expenses                                                   --             1,199,815           3,619,330
         Increase in deposits                                                      (141,960)               --              (245,265)
         Increase in accounts receivable and other assets                          (393,279)           (357,478)           (555,534)
         Increase (decrease) in accounts payable and
             accrued expenses                                                       246,352             753,322           1,976,893
                                                                               ------------        ------------        ------------
                  TOTAL                                                         (13,821,658)         (2,154,601)        (17,888,215)

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of short term investments                                     (26,099,845)               --           (26,099,845)
         Sale of short term investments                                          12,484,257                --            12,484,257
         Payment for purchase of equipment                                         (667,984)           (482,319)           (875,552)
         Investment in Telenisus Corporation                                           --                  --               (75,000)
         Loan to employee stock purchase program                                   (433,890)               --              (433,890)
         Purchase of Halo stock                                                        --                  --              (631,251)
                                                                               ------------        ------------        ------------
                  TOTAL                                                         (14,717,462)           (482,319)        (15,631,281)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from loans and other debt (net)                                 1,200,000             350,000           1,610,000
         Net proceeds from stock sales                                           30,136,250           1,913,088          35,243,241
         Proceeds from note receivable                                            1,590,319                --             1,590,319
                                                                               ------------        ------------        ------------
                  TOTAL                                                          32,926,569           2,263,088          38,443,560


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  4,387,448            (373,832)          4,924,064

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                                                 536,615             528,516
                                                                               ------------        ------------        ------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                        $  4,924,064        $    154,684        $  4,924,064
                                                                               ============        ============        ============

See notes to financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   INTERIM FINANCIAL STATEMENTS AND BACKGROUND AND HISTORY

         The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K/A for the year ended December 31, 1999. The accompanying financial statements have not been audited. The results of operations and cash flows for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ended December 31, 2000.

         RateXchange Corporation (the Company) is a consolidated group of companies including the parent corporation, RateXchange Corporation
         (RateXchange Corp.), and its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. (PolarCap). PolarCap is in the process of being liquidated.

         RateXchange Corp. (formerly NetAmerica.com Corporation) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. In May 2000, we changed our name to RateXchange Corporation to reflect the focusing of our efforts on the business of creating an electronic marketplace for telecommunications products. The Company's operating subsidiary RateXchange I, Inc., a Delaware corporation organized in June 1999, has developed proprietary trading software to support its electronic trading system for bandwidth and other telecommunications products.

         The Company has generated nominal revenues from its planned operations. The Company is defined as a development stage company in accordance with Financial Accounting Standard No. 7. The Company had no operations or business before September 30, 1998. Cumulative results of operations since the start of the development stage, September 30, 1998, when the Company purchased PolarCap, have been reported separately.

         From inception, the Company has been primarily engaged in organizational activities, including designing and developing its website, recruiting personnel, establishing office facilities, raising capital, developing infrastructure and developing a marketing plan. The Company began revenue generation activities in 1999 but nominal revenue has been generated as of September 30, 2000. Accordingly, the Company is classified as a development stage company. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including increasing its customer base, implementing and successfully executing its business and marketing strategy and hiring and retaining quality personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 2   CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

         We consider all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Short-term investments consist of debt securities with maturities between three months and twelve months.

         Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. At September 30, 2000, the company's investment in short term securities had an unamortized cost of $14,371,764. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3   PRIVATE PLACEMENT

         In March 2000, the Company completed a private placement in which it sold 2,733,329 shares of restricted common stock at a subscription price of $12 per share plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for costs associated with the offering the Company received $30,135,000. The Company has used a portion of the proceeds of this offering to implement its business strategy for creating an online marketplace and exchange where market participants can buy and sell bandwidth and trade bandwidth contracts.

NOTE 4   REVENUE RECOGNITION

         The Company recognizes trading revenue once a trade is consummated and the earnings process is complete. Consulting and advertising revenue is recognized as the related services are performed.

NOTE 5   LOSS PER SHARE AND AVERAGE SHARES OUTSTANDING

         Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Options and warrants on shares of common stock were not included in computing diluted loss per share because their effects were antidilutive (8,087,500 options and 5,450,043 warrants).

NOTE 6   COMMITMENTS AND CONTINGENCIES

         In 1999, RateXchange entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange's business plans and operations in the e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and certain cash payments were made for the services that were rendered. The term sheet also provided for the vendor to receive a stock position in RateXchange of up to 10% for certain services. In early 2000 the Company began discussions with the vendor concerning the 10% stock position in RateXchange because the formal agreement was never completed and the contemplated services were not fully provided. The ultimate outcome of these discussions was uncertain at that time. In August 2000, the Company reached an agreement for settlement of the dispute with the vendor, whereby the Company issued 175,000 shares, 175,000 warrants and $100,000 in cash. The total market value of the settlement of $1,822,875 million is recorded in the Company's statement of operations for the nine months ended September 30, 2000.

         The Company is involved in the following lawsuit:

         On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 Internet and Concentric related to the Company's former operations during 1999. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in Superior Court and will soon proceed to arbitration. The Company has fully reserved for this contingency.

 NOTE 7  OPTIONS AND WARRANTS FOR PURCHASE OF COMMON STOCK

         Shareholders  authorized  the  1999  Stock  Option  Plan  during  1999.
         Shareholders authorized the 2000 Stock Option Plan on April 20, 2000. There are options to purchase 8,000,000 shares authorized for issuance under both plans. On February 24, 2000, the Board authorized additional options to purchase 4,290,000 shares outside of either plan. Total options granted to employees during the first quarter for less than fair market value were 3,940,000 for which the Company recognized related compensation expense of $8,481,424 and $837,503 for the first nine months and third quarter of 2000.

         The company also granted options to non-employee consultants totaling 275,000 for which the company recorded related expense of $2,287,250 and $156,000 for the nine months and third quarter ended September 30, 2000.

         On September 17, 2000, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. Under this agreement, Amerex brokers will execute trades for the sales or purchase of telecommunications capacity, Internet protocol products and/or other telecommunications-related products over the Company's electronic trading system and we will share in the revenues generated by the electronic trading system. In connection with this agreement, we issued to Amerex five warrants for an aggregate of 2,300,000 shares of our common stock. One warrant for 300,000 shares with an exercise price of $4.47 per share is currently exercisable by Amerex. The remaining four warrants each for 500,000 shares and with exercise prices of $4.47 per share, $4.70 per share, $4.92 per share and $5.37 per share, will become exercisable upon the earlier of September 17, 2005 or Amerex executing a minimum of $1,000,000, $1,000,000, $3,000,000 and
         $5,000,000, in value of transactions over our online electronic trading system.

NOTE 8   SHORT TERM DEBT

         In February 2000, RateXchange I Inc. closed a $2,000,000 convertible note offering. The notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I. Purchasers of the notes also received warrants to purchase RateXchange I common stock at $2.40 per share, subject to adjustment. As a result of our new business strategy the subsequent financing of RateXchange I did not occur. Accordingly, we offered to the note holders the right to convert their notes into RateXchange Corporation common stock at an exchange rate of $5.00 per share. In addition, we agreed to issue to such holders an aggregate of 500,000 warrants to purchase common stock at $5.00 per share or pay back principal plus accrued interest. All RateXchange I notes and warrants have been converted into RateXchange Corporation common shares except for one note for $25,000.

NOTE 9   COMPREHENSIVE LOSS

           The comprehensive loss for the first nine months and third quarter of 2000 and 1999 was:

                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30                           September 30
                                                           --------------------------------        --------------------------------
                                                                2000                1999               2000                1999
                                                           ------------        ------------        ------------        ------------
Net loss                                                   $(17,857,390)       $ (1,237,025)       $(37,279,048)       $ (5,228,100)
Other Comprehensive Income:
Unrealized gains (losses) on investments                       (521,513)               --              (117,965)               --
                                                           ------------        ------------        ------------        ------------
Comprehensive loss                                         $(18,378,903)       $ (1,237,025)       $(37,397,013)       $ (5,228,100)
                                                           ============        ============        ============        ============

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

OVERVIEW

         RateXchange operates an electronic trading system that allows market participants to trade bandwidth. The company provides global trading solutions to telecommunications companies, energy merchants, financial institutions and commodity traders. RateXchange's innovative technological platform provides users with an efficient, centralized marketplace that brings buyers and sellers together. Through the development of marketplaces for financial instruments, RateXchange is bringing risk management tools and practices to the communications industry. The company has deployed neutral delivery hubs that provide a secure infrastructure for facilitating the delivery of traded bandwidth. By providing market participants with an advanced electronic trading system, financial products and an independent delivery mechanism, RateXchange is seeking to enable the creation of a liquid bandwidth trading market.

Recent Developments

        The following events have occurred since September 30, 2000:

On October 6, 2000, RateXchange appointed Jon Merriman as its new President and Chief Executive Officer. Mr. Merriman, a former Executive Vice President and Senior Managing Director for securities firm First Security Van Kasper and a Director of RateXchange, will lead RateXchange's focus on trading operations as the company continues its efforts to develop a liquid bandwidth trading marketplace.

On October 23, 2000, RateXchange appointed Eric Handa as Managing Director of the Asia-Pacific Region, as the company seeks to extend its reach into the Asia-Pacific market. Prior to joining RateXchange, Mr. Handa was a Regional Trading Director of Asia Capacity Exchange (ACE-ASIA).

On November 9, 2000, RateXchange announced the appointment of Steven W. Town to the company's Board of Directors. Mr. Town serves as Co-CEO of Amerex Natural Gas, Amerex Power and Amerex Bandwidth. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. Amerex currently provides energy, power and bandwidth brokerage services to the leading energy companies.


GENERAL DEVELOPMENT OF BUSINESS

         Since March 2000, the company has focused on the business of creating an electronic marketplace for telecommunication products. In March 2000 we closed a $32.8 million private placement, netting $30.1 million after expenses. These funds should be sufficient to cover our operations and working capital requirements for the next twelve months. On May 5, 2000, we changed our name to RateXchange Corporation to more accurately reflect our new business focus.

         On July 10, 2000, RateXchange announced it had received an American Stock Exchange (AMEX) listing. The company's common stock commenced trading on the AMEX under the new symbol RTX on July 10, 2000.

         On July 17, 2000, RateXchange announced it had appointed telecommunications industry consultant, Gordon (Don) Hutchins, Jr., to the company's board of directors. Hutchins' long-standing relationships and extensive experience is expected to provide RateXchange with critical insight into the global telecommunications market.

         On July 24, 2000, RateXchange announced that six of the 12 delivery hubs it will deploy this year are fully operational for immediate delivery of one-month Spot and one-year Forward contracts on 15 different city-pair routes. As of September 30, 2000, eight delivery hubs were fully operational.

         On July 31, 2000, RateXchange announced it would expand the deployment of its neutral delivery hubs via an agreement with TeleCity, a leading European carrier-independent Internet infrastructure service provider.

         On  August  7,   2000,   RateXchange   completed   the  beta  trial  of
RateXmatch(TM), a new market service for bandwidth trading designed with the assistance of several RateXchange customers.

         On August 16, 2000, RateXchange and Amerex Bandwidth, LTD. announced the signing of a letter of intent to form a strategic alliance to accelerate the trading of bandwidth products. The partnership will promote the use of RateXchange's neutral electronic trading system as a vehicle for building liquidity in bandwidth trading.

         On August 23, 2000, RateXchange completed a Trans-Pacific bandwidth trade. The trade of capacity between Hong Kong and Los Angeles is the first Trans-Pacific trade completed by RateXchange.

         On September 15, 2000, RateXchange announced that its RateXlabs division has established a bandwidth trading consulting practice. Two Fortune 100 companies have engaged RateXlabs to provide the expertise needed to develop a competitive advantage in the emerging bandwidth trading industry. RateXlabs provides independent economic research and risk management consulting regarding bandwidth trading. The company believes that these consulting services provide a useful purpose in educating potential market participants and that these efforts may lead to future sources of revenue.

         On September 17, 2000, the Company announced that it had launched RateXmatch(TM), RateXchange's new electronic trading system, and the formalization of its Strategic Alliance with Amerex. The combination of the RateXmatch(TM) electronic trading system with Amerex's brokering experience and market relationships will help create a liquid bandwidth trading market. This electronic trading system will enable market participants of all sizes to participate in the rapidly evolving bandwidth market. The RateXmatch(TM) electronic trading system is similar to trading platforms that have been successful in on-line natural gas and electricity commodity trading. RateXmatch(TM) enables bandwidth traders to pre-approve and manage counterparty credit. Trades executed on RateXmatch(TM) can be delivered using RateXchange's delivery hubs, other pooling points, or bilateral interconnection. Market participants are now able to trade a larger number of routes regardless of the presence of RateXchange delivery hubs. Trading on RateXmatch(TM) will utilize the Master Bandwidth Purchase and Sale Agreement (based on the Bandwidth Trading Organization Master Agreement) but will support the trading of other standardized contracts.

         Amerex Bandwidth has successfully completed several bandwidth trades since May and is currently quoting over 60 city-pair bandwidth markets using the Bandwidth Trading Organization (BTO) Master Agreement. Amerex is a leading energy and power broker. Under this agreement, Amerex brokers will execute trades for the sales or purchase of telecommunications capacity, Internet protocol products and/or other telecommunications-related products over the Company's electronic trading system and RateXchange will share in the revenues generated by the electronic trading system. In connection with this agreement, RateXchange issued to Amerex five warrants for an aggregate of 2,300,000 shares of the Company's common stock. One warrant for 300,000 shares with an exercise price of $4.47 per share is currently exercisable by Amerex. The remaining four warrants each for 500,000 shares and with exercise prices of $4.47 per share, $4.70 per share, $4.92 per share and $5.37 per share, will become exercisable upon the earlier of September 17, 2005 or Amerex executing a minimum of $1,000,000, $1,000,000, $3,000,000 and $5,000,000, in value of transactions over the Company's online electronic trading system.

Results of Operations for Three and Nine Months Ended September 30, 2000

         The following table summarizes our results of operations for the first nine months and third quarter of 2000, compared to the same periods of 1999.

                                                                  Nine Months Ended                       Three Months Ended
                                                                     September 30                             September 30
                                                           --------------------------------        --------------------------------
                                                               2000                1999                2000                1999
                                                           ------------        ------------        ------------        ------------
Revenue                                                    $     57,255                --          $     52,755                --
Expenses (including selling,                               $(34,235,283)       $ (5,312,169)       $(16,396,836)       $ (1,270,286)
          General and administrative)
Net loss                                                   $(37,279,048)       $ (5,228,100)       $(17,857,390)       $ (1,237,025)


Revenue

         We generated revenue of $57,255 and $52,755 during the first nine months and third quarter of 2000 from consulting, trading commissions and banner ads. We generated no revenue in the comparable periods of 1999.

Expenses

         Our total expenses were $34,235,283 and $16,396,836 in the first nine months and third quarter of 2000 compared to $5,312,169 and $1,270,286 in the comparable periods of 1999. The major components of our expenses were:

         Non-cash Expenses

         o $9,128,000 and $1,484,000 in expenses associated with below market stock option grants to employees;

         o $7,368,000 in both periods associated with the warrants issued or to be issued in conjunction with the strategic alliance established with Amerex

         o $11,711,104 and $9,579,854 for options granted to service providers;

         Cash Expenses

         o        $3,880,000 and $1,910,000 in payroll costs;

         o        $2,584,000 and $725,000 in outside services;

         o        $1,140,000 and $287,000 in marketing costs; and

         o        $2,454,000 and $1,719,000 in delivery equipment costs.

Interest Income:

         Interest income for the first nine months and third quarter of 2000 was $604,561 and $392,300 compared to $94,590 and $43,782 for the same periods in 1999. The increase in interest income is due to interest earned on the proceeds from the private placement.

Interest and other expense:

         Interest and other expenses include non cash charges related to:

         o $1,723,000 in stock and warrants to buy stock in settlement of a dispute;

         o        $1,801,775  fair  value  adjustment   classified  as  interest
                  expense associated with conversion of our bridge notes into stock and warrants.

Net Loss:

         During the first nine months and third quarter of 2000, we incurred losses of $37,279,048 and $17,857,390 compared to losses of $5,228,100 and $1,237,025 during the same period in 1999. The major components of the net loss comprised non cash expenses for stock options and warrants to purchase company stock of $23,582,015 and $11,998,837 for the first nine months and third quarter of 2000 and expenditures associated with developing the business of $13,697,033 and $5,858,553 for the first nine months and third quarter of 2000. Because we are developing a unique electronic trading system, we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

Liquidity and Capital Resources

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.

         We had working capital of $17,378,239 at September 30, 2000 compared to negative working capital of $48,367 on December 31, 1999. At December 31, 1999, we had common stock subscription receivables in the amount of $1,590,319, which were due and payable in 2001. In March 2000 we closed a $32.8 million private placement, netting $30.1 million after expenses. These funds should be sufficient to cover our operations and working capital requirements for the next twelve months. Nevertheless, we may need to seek additional financing sooner than expected in order to accelerate market penetration through mergers, acquisitions or additional strategic relationships.

         Our operating activities used $13,821,658 during the first nine months of 2000 due primarily to our:

         o        increased marketing and development;

         o        expansion of our executive management team; and

         o        increased professional services and consulting costs.

         Our investing activities used $14,717,463 during the first nine months of 2000, due primarily to investing the proceeds from the private placement.

         In March 2000, we executed a Master Lease Line Commitment Agreement, which has a minimum term of either 36 or 48 months depending upon the type of equipment we lease. Pursuant to this agreement, we are entitled to lease equipment that has a cost or sale price which, in the aggregate, does not exceed $10,000,000. Our periodic lease payments are determined by multiplying the cost or sale price of the equipment leased by a lease rate factor of either .03277 or
 .02633, depending upon the type of equipment. We are also responsible for all taxes, shipping, transportation, installation, services and other expenses related to the equipment we lease pursuant to the agreement.

         Financing activities generated $32,926,570 during the first nine months of 2000. Financing activities during the nine months ended September 30, 2000 consisted primarily of proceeds from sales of common stock. Between February and March 2000, we sold to accredited investors a total of 2,733,329 shares of our restricted common shares plus warrants to purchase 1,366,673 shares of our common stock at an exercise price of $14.40 per share. The shares were sold at a subscription price of $12.00 per share. After deducting the expenses related to the offering, we received $30,135,000. The proceeds of the sales of common stock are being used to accelerate deployment of our delivery hubs, expand our online marketplace for telecommunications products and enhance our geographic reach and product line.

         We are executing an overall business plan that requires significant additional capital for among other uses:

         o        expansion into new domestic and international markets;

         o        development of additional products and services; and

         o        acquisitions.

        Furthermore, our funding of working capital and current and future operating losses may require additional capital investment. We do not currently possess a bank source of financing and we have had nominal revenues.

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

         o respond to competitive developments and market conditions in the global telecommunications industry; and

         o        continue to develop and upgrade our electronic trading system.



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

         o changes in external competitive market factors which might impact trends in our results of operations; and

         o other risks described below in "Factors That May Affect Future Results."

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         We operate in a highly competitive and rapidly changing market that involves a number of risks. While we are optimistic about our long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating our growth outlook.

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

         The success of our online electronic trading system depends in part upon the creation of a network of physically interconnected users. To facilitate the creation of such a network we have deployed leased switching capacity in nine major metropolitan areas in the United States and one in London, England. There is a risk that we may not be able to enter into sufficient contractual arrangements on favorable terms with participants.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

         At September 30, 2000, our accumulated deficit since inception was $49,722,359, including $ 26,121,330 related to stock grants and warrants. For the nine months ended September 30, 2000, we incurred a net loss of $37,279,048 including $23,582,015 related to stock grants and warrants. We have incurred a net loss in each year of our existence, and have financed our development stage operations primarily through sales of equity securities. We have recorded nominal revenues from operations. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis in the future.

If our electronic trading system does not achieve commercial acceptance, our results will suffer.

         Initially, we will rely largely on a single source, made up of fees and commissions from transactions facilitated on our electronic trading system and consulting services, for our revenues for the foreseeable future. Online trading of telecommunications bandwidth and minutes currently has only limited market acceptance. As a result, our future ability to gain commercial acceptance of our electronic trading system is critical to our success. Any failure to successfully gain commercial acceptance of our electronic trading system would not only have a material adverse effect on our business and results of operation but also on our ability to seek additional revenue opportunities.

We may need additional capital in the future and it may not be available on acceptable terms.

          We may need additional working capital for additional software development, marketing, general and administrative costs, and to fund losses prior to achieving profitability. We may need to raise additional funds through additional equity and/or debt financings to meet our capital requirements. We will need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. We cannot assure you that such financings will be available in amounts or on terms needed to meet our requirements, or at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding would adversely affect our ability to successfully implement the objectives of our business plan.

We may not be able to compete successfully against current and future competitors.

         The market for online bandwidth and minutes trading services is new, rapidly evolving and highly competitive, as are the online commerce and business-to-business e-commerce markets generally. We expect competition in this market to intensify in the future. Several companies such as E-Speed, Intercontinental Exchange and Altra currently operate online marketplaces in other commodities and have large established customer bases. These companies may start bandwidth trading marketplaces. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for our electronic trading system.

         In addition, we compete with companies who trade, broker or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including e-commerce services and traditional offline brokers. Many companies, such as Band-X, the GTX, Arbinet, and Asia Capacity Exchange, offer
e-commerce   services   to  buyers   and   sellers  of   bandwidth   and  other
telecommunications products to identify trading opportunities through online listings. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of our electronic trading system.

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

         We generally have entered into agreements containing confidentiality and non-disclosure provisions with our employees and consultants and have limited access to and distribution of our software, documentation and other proprietary information. We cannot assure you that the steps we take will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. Notwithstanding the precautions we have taken, it might be possible for a third party to copy or otherwise obtain and use our software independently. Policing unauthorized use of our technology is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford us little or no effective protection of our intellectual property.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

                There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 2000. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

Item 2.       Changes in Securities and Use of Proceeds.

         a)   Not applicable.

         b)   Not applicable.

         c) In July 2000, some of our subsidiary's bridge note holders converted their bridge notes and related warrants into 275,000 shares of our restricted common stock at an exchange rate of $5.00 per share plus warrants to purchase 343,750 shares of our restricted common stock at an exercise price of $5.00 per share. All of these bridge note holders were accredited investors. We converted these notes and warrants in reliance upon Rule 506 of Regulation D and Section 4(2) of the Securities Act.

              In August 2000, we issued 175,000 shares of our common stock plus warrants to purchase 175,000 shares of common stock at an exercise price of $5.00 per share to a single accredited investor in settlement of a claim. We issued the shares and warrants in reliance upon Section 4(2) of the Securities Act.

              In September and October 2000, holders of all but $25,000 of our subsidiary's remaining bridge notes converted their notes and related warrants into a total of 120,000 shares of our restricted common stock at an exchange rate of $5.00 per share plus warrants to purchase a total of 150,000 shares of our restricted common stock at an exercise price of $5.00 per share. All of these bridge note holders were accredited investors. We converted these notes and warrants in reliance upon Section 4(2) of the Securities Act.

         d)   Not applicable.

Item 6.       Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibit No.        Exhibit Name
         -----------        ------------

         10.1 Alliance agreement between RateXchange Corporation and Amerex Bandwidth Ltd., dated September 17, 2000

         10.2 Facilities Management Agreement between RateXchange Corporation and Telecity UK Limited dated July 11, 2000

         10.3+ Separation Agreement between RateXchange Corporation and Ross Mayfield dated August 18, 2000

         10.4+ Employment Agreement between RateXchange and Paul Wescott dated July 5, 2000

         10.5+ Separation Agreement between RateXchange Corporation and Paul Wescott dated August 18, 2000

         10.6 Settlement Agreement and Full General Mutual Release by and between RateXchange Corporation and Ultimate Markets, Inc. dated August 28, 2000

         27.1              Financial Data Schedule

         b)    Reports on Form 8-K

         On July 27, 2000 we filed a Form 8-K announcing that on July 20, 2000, we engaged Arthur Andersen, L.L.P. as our new independent accountants.

On August 16, 2000, we filed a Form 8-K announcing that we had signed a letter of intent to form a strategic alliance with Amerex Bandwidth, Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of November, 2000.

                             RATEXCHANGE CORPORATION

                             By:  /s/ Philip Rice
                                ------------------------------------------------
                                  Philip Rice
                                  Executive Vice President and
                                  Chief Financial Officer