Form 10-K
period 2000-12-31
RATEXCHANGE CORP
filed 2001-04-16
CIK 826683

DRAFT 3 (4/12/01)
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  -------------

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

                       Commission File Number 33-19139-NY

                                  -------------

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

        Securities Registered Pursuant to Section 12(g) of the Act: None


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of April 5, 2001 was approximately $27,000,000.

         The registrant had issued and outstanding 17,783,000 shares of its common stock on April 5, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the annual shareholders' meeting to be held on May 31, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                             RATEXCHANGE CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000
PART I

        ITEM 1.   BUSINESS.........................................................................3
        ITEM 2.   PROPERTIES......................................................................14
        ITEM 3.   LEGAL PROCEEDINGS...............................................................15
        ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................15

PART II

        ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........15
        ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA............................................16
        ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS.........................................................16
        ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................27
        ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................28
                  CONSOLIDATED BALANCE SHEET......................................................30
                  CONSOLIDATED STATEMENT OF OPERATIONS............................................31
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY..................................32
                  CONSOLIDATED STATEMENT OF CASH FLOWS............................................35
PART III

        ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                    FINANCIAL DISCLOSURE .........................................................48
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.................................48
        ITEM 11.  EXECUTIVE COMPENSATION..........................................................51
        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................51
        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................51
PART IV

        ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                  SIGNATURES......................................................................51

                                     PART I

ITEM 1.    BUSINESS

Forward-Looking Statements and Associated Risks

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

         o Various competitive factors that may prevent us from competing successfully in the marketplace; and

         o Changes in external competitive market factors, which might impact trends in our results of operations.

         In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

OVERVIEW

         We provide trading, consulting and information solutions enabling market participants to maximize their assets. These trading solutions allow network providers, energy merchants, financial institutions and commodity managers engaged on the RateXchange Trading System (RTS) and RateXchange Futures System (RFS) the ability to trade bandwidth and futures globally. Our consulting solutions practice provides asset valuation tools, risk management strategies and analytics. The information solutions group provides pricing information, market research and industry background. We are a trading solutions company enabling the creation of liquid marketplaces for bandwidth and other telecommunications products.

BUSINESS MODEL

         We expect to generate revenues by providing (1) trading solutions, (2) consulting services and (3) information services to network providers, energy merchants, financial institutions and asset managers. These three core service offerings provide interdependent capabilities that allow participants to obtain key market and pricing information in order to employ commodity management tools and risk management strategies, which we believe will result in trading activity.

Trading Services

RateXchange Trading System

         Proprietary RateXchange trading software powers the trading system, designed with input from energy merchants, telecommunication companies, commodity traders and brokers. The RateXchange Trading System "RTS" is analogous to trading platforms that dominate on-line natural gas and electricity commodity trading. The RateXchange Trading System will enable market participants to buy and sell fiber optic, Internet and satellite bandwidth capacity globally.

         Our software employs push technology and incorporates the advanced Java, Oracle, Sun and encryption technologies making it one of the fastest trading systems in the industry. The RateXchange Trading System serves as a platform for bandwidth trading and will be enhanced to trade other products such as IP transit, IP transport and satellite bandwidth. The Company believes it has developed intellectual property with regard to its trading system, including certain patentable processes and innovations.

         Trades executed on the RateXchange Trading System can be delivered between any two city-pairs globally. Market participants can trade any number of city pairs. As the bandwidth trading market matures, participants will likely adopt a standardized contract as evidenced by what has happened in other commodities. Trading will utilize the Master Bandwidth Purchase and Sale Agreement (MBPSA) - made available by the Bandwidth Trading Organization (BTO) - as well as other supplier and buyer contracts.

Addressable Markets

         The RateXchange Trading System currently supports three distinct bandwidth markets:

         Fiber Optic Bandwidth: The largest markets in order of annual revenues are North America, Europe (including Trans-Atlantic), Asia (including Trans-Pacific) and Latin America. Fiber optic bandwidth includes both dark and lit fiber that circumnavigates the world under the earth (terrestrial) as well as under the ocean (sub-sea). Estimates for the addressable market of bandwidth trading range from $250 billion to $450 billion by 2005 (CIBC, Salomon Smith Barney). The transaction velocity is expected to range from 3 to 5 times this number because of the ability to trade in and out of positions.

         We believe that a liquid bandwidth trading market will begin almost simultaneously in North America and Europe. Advances in technology, such as Dense Wave Division Multiplexing, increase the amount of bandwidth by adding colors to the bandwidth spectrum.

          IP Access/Transport: The total Internet access and transport market is estimated to be approximately $10.5 billion currently and expected to grow to over $200 billion in 2004. We recently signed an agreement with TeleCity, a leading managed services provider in Europe to jointly launch an IP access product in the first half of 2001. Our IP access product will offer improvements over other products in the marketplace that only provide short-term contracts. Our IP access product will provide buyers with short-term contracts for Internet access and allow for third-party verification of quality of service. The third-party verification, which will be provided by TeleCity, is expected to be of significant value to both the buyers and the sellers. Buyers will now have independent verification of any interconnected ISP backbone provider's network performance. Until now, only the backbone provider could give this information to its customer, and only after-the-fact. Suppliers are seeking ways to differentiate themselves from their competitors and we expect our IP access product to create an environment where the information published by TeleCity has more credibility than that provided by a supplier, due to TeleCity's neutrality.

         We are also working in conjunction with a select group of energy marketing firms, telecommunications providers, local loop providers, and Science Applications International Corporation (SAIC) to complete the launch of a trading product for IP transport. We expect this product to include the city pair bandwidth product combined with a local loop solution that enables buying, selling, and trading to be done on short intervals with short lead times. This product will also offer capacity utilization monitoring and near real-time provisioning on circuits that will enable buyers such as Internet service providers and CLECs to more closely match their IP bandwidth needs with the size of their circuits, thus potentially allowing them to materially reduce their network costs. This value proposition is effectively a just-in-time buying alternative that will allow purchased bandwidth to be more closely matched to traffic load demands of these buyers.

         Satellite Bandwidth: The total satellite bandwidth market is estimated to be approximately $10 billion currently and expected to grow to over $150 billion in 2004. We have recently forged an alliance with The London Satellite Exchange, the first on-line exchange for the satellite industry as a way to gain access to the satellite bandwidth trading market. We are linking our trading system with The London Satellite Exchange's, allowing users immediate access to satellite and fiber optic bandwidth capacity and pricing information. This alliance diversifies both companies' product offerings by allowing their users to package total bandwidth requirements.

OffXchange Trading

         In addition to trading directly over the RateXchange Trading System, RateXchange, in a partnership agreement with Amerex, also executes many transactions using traditional voice brokerage. We believe that voice brokerage is critical to establishing liquidity in early markets such as bandwidth. Amerex is the world's largest over-the-counter energy broker, providing customers with voice and electronic brokerage services, market liquidity, price discovery, and data services around the globe. These voice transactions are part of a comprehensive approach that RateXchange and Amerex have jointly developed that involves assisting those customers who are not fully utilizing the RateXchange Trading System to execute transactions and help them move toward full participation in the RateXchange Trading System. This approach allows RateXchange and Amerex to engage customers who are unfamiliar with electronic trading and engage them on the RateXchange Trading System on a step-by-step basis. We believe that once involved in this manner, market participants will become increasingly comfortable trading directly on the RateXchange Trading System.

RateXchange Futures System

         RateXchange is planning to develop futures and options markets for bandwidth. In order to provide these services for our clients, we are currently investigating opportunities to develop these markets. The Company recently appointed Patrick Arbor to the Board of Directors. Mr. Arbor is a longtime member of the Chicago Board of Trade (CBOT), the world's oldest derivatives exchange, serving as the organization's Chairman from 1992 to 1998. Additionally, RateXchange recently acquired Xpit.com, which provides a front-end execution and risk management platform for traders, account managers and intermediaries active in the managed futures industry. This platform is now referred to as the RateXchange Futures System (RFS). This acquisition positions RateXchange as a leading provider of derivative trading solutions and commodity risk management and is expected to provide the Company with an immediate revenue stream. A description of the business is provided below.

         We recently expanded our trading service offerings by announcing our acquisition of Xpit.com ("Xpit"), a privately held company based in Boise, Idaho. The acquisition provides us with a trading and risk management system for the derivatives market - which we have named the RateXchange Futures System
(RFS) - further allowing customers to manage their commodity risk, and broadens our target market to include brokerages, institutional fund managers and financial institutions worldwide. The RFS seeks to become the dominant electronic platform for the execution of futures and options on futures transactions worldwide.

         Xpit  has  developed  this  proprietary,   browser-based,   web-enabled
software system in order to serve the needs of three types of customers:

               1) Traders-enables them to execute futures and option transactions on all listed futures contracts worldwide on both electronic and non-electronic exchanges, inexpensively, rapidly, accurately and anonymously with a minimum of human intervention,

               2) Institutional managers - allows them to oversee multiple internal trading accounts to monitor activity and exposure on an account by account or consolidated basis in real-time,

               3) Intermediaries - enables them to monitor margin requirements and credit exposure in real-time and reduce error risk.

         The system has been designed to replace or improve existing industry practices in order processing, data handling, regulatory compliance, risk management and account monitoring that are expensive, slow, labor-intensive, and prone to error. Xpit is expanding its multi-lingual capability and developing technology for the delivery of real-time quotes, research, and other relevant information to its users. The Company believes that its competitive advantages include the trading platform's user-interface, functionality, automation, and analytical/risk management tools.

         Xpit was co-founded in 1999 by five futures industry professionals, including three principals of Sawtooth Investment Management, a limited liability company specializing in arbitrage (low risk) and limited risk investment strategies in government debt, foreign currencies and related derivative securities. Prior to establishing Sawtooth, Michael Boren, President and COO of Xpit, was co-owner and co-founder of Summit Management, an introducing broker and broker/dealer that was sold to Refco, Inc. David Boren, Chief Technology Officer, was previously at Goldman Sachs, where he helped establish the swaps and derivatives trading group. Douglas Bates, Chief Marketing Officer, was also previously at Goldman Sachs, where he served in institutional sales and sales management positions in derivative securities. Messrs. Boren have both joined the Board of Directors of RateXchange.

         Xpit has recently completed successful real-time beta testing of the platform and has approximately 200 accounts. We plan to fully market the RFS trading platform during the second quarter of 2001, through a combination of trade shows, advertising, direct sales, and relationship sales through strategic partners.

         The two broad categories of futures traders - hedgers and speculators - can be broken down into institutional and retail accounts. The Company has recently begun directing its marketing efforts toward institutional accounts - corporations, banks, investment banks, partnerships and fund managers - and large intermediaries, including Introducing Brokers (IBs), Futures Commission Merchants (FCMs), and Floor Brokers (FBs). Xpit has identified 800 institutional accounts and 550 intermediaries (500 IBs and 50 FCMs) as its immediate target market.

         Potential strategic partnerships with intermediaries will play a key role in Xpit's ability to penetrate the market. To this end the Company has recently closed a significant licensing agreement with Refco Group Ltd., LLC, the parent of Refco, Inc., the largest independent FCM. Through this private label process, Refco, Inc's customer will be able to utilize the RFS. RateXchange is paid a flat per contract transaction fee on the volume traded on the system.

         With respect to competition, there are a number of other companies that offer on-line placement of futures orders. Most of these are small IBs catering to retail customers. A few FCMs cater to retail customers and a few are developing systems for institutional customers. Finally, several companies are in the business of providing on-line access to electronic exchanges for FCMs and professional traders. The systems developed by small IBs have limited functionality, minimal or nonexistent risk controls, and are not capable of handling institutional-type business. These systems are an alternative to telephone contact, not a new futures brokerage paradigm. There is very little competition for the business of IBs who do not have the ability or desire to create their own on-line order entry system. The only institutional order entry systems currently in place are being used by a select group of institutional traders. The investment banks that own these systems have shown no interest in competing for retail, IB or small institutional business. The most notable competition for the RFS comes from a few companies that market systems that provide access to fully electronic futures markets. The significant players in this area are Interactive Brokers, PATSystems and Trading Technologies. Each of these firms has developed a system that offers direct access to several fully electronic futures exchanges such as Eurex, LIFFE or GLOBEX. These are credible systems. In fact, Xpit routes some orders to one or more of these systems for execution. None of these companies provides access to open outcry markets however, and their products lack the comprehensiveness of the RFS. The broad futures brokerage experience of Xpit's principals gives the Company an advantage in development and implementation of a superior electronic futures broker. Only Xpit offers a platform comparable to the available electronic stock brokerage products.

         In addition to the trading system and associated software, hardware, vendor relationships and prospective customer lists, RateXchange will augment its software engineering team by employing eight software engineers and programmers in Boise, Idaho.

         Xpit is a member of the National Futures Association, a self-regulating body. RateXchange has complied and will continue to comply with any and all applicable regulations and standards for processing futures and derivative transactions.

         RateXchange will operate the futures and derivative trading system within a wholly-owned operating subsidiary named Xpit Corp. The Company believes that the futures trading experience and relationships that Xpit brings to RateXchange will further position it as a leading provider of derivative trading solutions for asset and commodity managers of all types, including bandwidth.

Application for Derivatives Transaction Execution Facility (DTEF) Status

         The Commodity Futures Modernization Act of 2000 (CFMA) became effective on December 21, 2000. The CFMA amends the Commodity Exchange Act (CEA) and related sections of other statutes. The CFMA created several new categories of trading facilities, including derivatives transaction execution facilities
(DTEF). In order to be recognized as a DTEF, a market must; (1) have adequate means to deter trading abuses; (2) establish and enforce trading procedures and
(3) establish and enforce rules regarding the financial integrity of transactions and intermediaries for the protection of customer funds. Recognition as a DTEF allows a trading facility to list futures and derivatives contracts for trading.

         RateXchange intends to file an application for recognition as a DTEF. Over the past year, we have developed our trading systems and operations in order to provide an efficient marketplace for our customers. We expect that this work will result in recognition as a DTEF. Upon approval as a DTEF, we will develop and market bandwidth futures and options contracts that will bring risk management tools and practices to the telecommunications industry. The contracts traded on the DTEF will enable market participants to hedge risk, protect against price volatility and leverage their assets.

Partnerships with Leading Exchanges

         We are exploring partnerships with the world's leading commodity exchanges. Through these proposed partnerships, RateXchange and a commodity exchange would jointly develop and market futures instruments based on telecommunications products. RateXchange would supply domain expertise and market the contract to industry participants and RateXchange customers. The exchange would provide futures product development expertise, market the futures contracts to exchange members, commodity traders and financial institutions, and list the contract for trading. We expect the establishment of a bandwidth futures market to spur the development of the underlying spot market and create arbitrage opportunities. As major investment banks and commodity traders enter, we expect the bandwidth trading market to become increasingly liquid.

Consulting Services

         In the context of declining bandwidth prices and current financial pressures on the telecommunications market, there has been increasing emphasis on the monetization of bandwidth assets. Institutions within the financial community have become aware of the opportunities presented by the developing bandwidth market and are actively seeking to educate and position themselves. Furthermore, network providers are aware of the need to effectively manage risk in the face of volatile market conditions. Based on our management team and professional staff drawn from the financial services, energy, commodity and telecommunications industries, we are qualified to provide a wide range of consulting services to existing and prospective market participants. Our consulting practice assists customers with risk management services, asset valuation tools, asset disposition programs, pricing strategy as well as customized price analytics. These consulting services are a critical part of moving the market to liquidity and establishing RateXchange as a solution for its clients.

Risk Management Group

         RateXchange recently formed RMG Partners Corp. (RMG), a wholly owned Delaware subsidiary consisting of six individuals hired to provide risk management solutions through the use of derivative trading strategies. RMG designs solutions to manage financial risk for a variety of clients including corporations, money managers, and hedge funds. The management team at RMG has extensive experience in structuring fixed income and equity derivative products.

         As part of RateXchange's consulting services, the RMG team will not only add top line revenue from its existing clients, but will serve as expert resources in risk management, logistics, and structured financial solutions that RateXchange can draw upon internally for the trading and derivatives work involved with our various trading services and products.

         RMG's specialty is financial engineering. By utilizing derivative instruments, RMG offers customized investment products and trade ideas. The following list identifies a few basic strategies that have been executed for clients of the RMG team:

         o    Arbitrage Trades

         o    Covered Call-Write Option Strategies

         o    Fund Redemption Strategies

         o    Directional Exposure with Defined Risk/Reward Profiles

         o    Variable Rate Prepay Forwards

         o    Structured Notes

         Once an optimal solution has been designed, RMG will assist the client with the execution for the trade. RMG is paid a structuring fee contingent on the completion of the transaction.

         The team at RMG is headed up by Dr. Sanjay H. Lillaney, Ph.D in Finance and MBA from Rutgers, who has extensive experience in structuring and customizing specialized investment products across different asset classes and markets. In addition, Mark S. Burger, BS from Berkeley, has a broad risk management background, with nearly 20 years experience in money management for pension funds and individuals.

         RMG Partners Corp. will apply for its broker-dealership license with the NASD. Dr. Lillaney is the CEO of RMG Partners. We expect the RMG team to contribute significantly to the development of derivative products and risk management strategies related to the bandwidth market as well.

RateXlabs

         Through RateXlabs, our research and education unit, we provide market entry, commodity and risk management consulting, as well as price analytics to network providers and financial institutions.

Commodity/Risk Management

         Current volatile energy prices provide strong evidence that companies should consider utilizing risk management tools. We currently provide hedging, trading and analytical expertise that will help bandwidth trading customers manage the risk associated with bandwidth price volatility. Our areas of expertise include:

         o    Hedging, as well as price and risk management

         o    Asset valuation

         o    Purchase and liquidation provisioning

         o    Structured swaps and derivative products

Analytics

         With  increasing   liquidity  and  resulting  price  discovery  in  the
bandwidth market, buyers and sellers are able to identify and build forward price curves. The Company's RateXlabs unit provides pricing strategy and develops analytical tools, such as custom-made indices, that enable customers to make more effective decisions with respect to their bandwidth assets. RateXlabs has presented its work on bandwidth pricing strategy and other analytical information to numerous current and potential market participants.

Information Services


         In order for telecommunications companies, energy merchants and financial institutions to effectively manage risk, their bandwidth trading desks need to establish a centralized point of market, pricing and demand information. We believe that increased information will drive trading activity and liquidity in the bandwidth market, which in turn will create greater price discovery and more valuable market information. Our information services group offers our customers pricing information, current market research, and comprehensive industry news and commentary to assist them in their network deployment, pricing and trading decisions. We can offer these services through private label information feeds from RateXchange or as co-branded links to media/research and financial news organizations.

Pricing Information

         We make available a series of price-related information to corporate decision makers, financial analysts and market participants. This information provides data to news agencies and participants, tracks historical prices on the most liquid bandwidth routes, such as New York-London and New York-Los Angeles, and provides global indicators, as well as trending tools.

Market Research

         The Company's RateXlabs unit makes available a number of industry whitepapers and provides market research to customers and potential market entrants. Topics include decision analysis, risk and yield management, bandwidth pricing strategy, bandwidth derivative pricing models, and benefits of the exchange model. This research is utilized by traders, analysts, investment bankers and corporate decision makers.

Industry News/Market Commentary

         We provide access to the latest news related to the telecommunications, energy, and commodity markets and offer updated market commentary from various members of our professional staff. This enables our customers to stay abreast of the latest market developments, pricing trends and supply and demand patterns.


BANDWIDTH TRADING OVERVIEW

         According to the Hoover's "Telecommunications Industry Summary," annual global spending on telecom services is expected to grow to $1 trillion by 2001. Technology and deregulation continue to transform the telecommunications market from a closed industry made up of localized monopolies to an increasingly competitive marketplace. Formerly state-owned carriers must both defend their own markets and pursue opportunities abroad to remain competitive. New and legacy carriers are taking advantage of rapid advances in technology to build networks with drastically lower costs of operation. The number of carriers licensed to trade international voice traffic in the U.S. alone has doubled in each of the past three years to well over 1,200.

         Traditionally, the telecommunications market has been fragmented and inefficient, with non-standard pricing and high interconnection and switching costs between carriers. As a result of market inefficiency:

         o    Bandwidth   trades  are  currently   conducted   bilaterally  with
              imperfect market data and no central marketplace;

         o Establishing and managing multiple bilateral relationships to conduct bandwidth trades results in redundant costs, marked by fulfillment cycles that average 60-90 days;

         o As many as nine out of 10 transactions fail because of market changes, financial, contractual and quality issues and delivery delays; and

         o Significant price and volume exposure results in operational risks and costs for carriers of all sizes.

         Carriers are expected to continue to aggressively use partnerships and outsource agreements to penetrate new markets and alleviate congestion in their current networks. These are the market factors behind the rapidly growing spot and forward markets in bandwidth. However, despite advances in hardware and software technologies and increasing network interconnection, the telecommunications bandwidth market remains inefficient due to static business processes that continue to be utilized by carriers of all sizes. In response, we have created an electronic trading system and a streamlined delivery mechanism. By offering a trading platform that effectively brings buyers and sellers together and a single standardized contract and marketplace, we believe we can provide significant economic value to both parties through:

         o Time Savings. We provide instantaneous access to bandwidth prices, thus facilitating information flow and transaction timing.

         o Cost Savings. The most readily quantifiable benefit to both purchasers and sellers of bandwidth is reduced costs from trading on an exchange. Specifically, cost reductions can be achieved by eliminating unnecessary costs and solving inefficiencies associated with existing buying processes among telecommunications carriers.

         o Scalability. Historically as a result of market inefficiencies, existing buying and selling practices have lacked scalability and have been unable to meet the growth in demand for bandwidth trading. Conversely, our online marketplace significantly reduces timing and costs of effecting trades and subsequently offers virtually unlimited scalability.

         o Network Optimization. By providing the communications industry with an alternative sales channel, we enable service providers to optimize the value of their network assets.

         o Strategic Risk Management. As a source of pricing information, we provide market participants the information needed to manage the risk associated with fluctuations in supply and demand.

         The entrance of the leading energy companies into the communications industry expands the total market opportunity presented by bandwidth trading. The same companies that played a significant role in the development of actively traded energy and power commodity markets are playing a significant role in the development of the bandwidth market. The leading energy companies are at various stages of entering the bandwidth trading market, with most having completed or about to complete multiple trades.

BANDWIDTH AS A COMMODITY

         Our long-term success depends, in part, on the continued development of bandwidth as a tradeable commodity. In order for an active, liquid bandwidth market to develop, the following characteristics need to be present:

STANDARDIZED PRODUCT

         The development of a commodity market requires a standardized product so that participants from different industries can trade the same product. Bandwidth as traded on our electronic trading system is defined as the physical means of sending data over lines. The bandwidth traded is a unit of capacity (capacity) through which voice or data can be transmitted between two points (city pair) with predetermined quality of service levels (quality). With capacity, city pair and quality predetermined, the physical circuit is a standardized product. Physical circuits are the basic building block underlying all telecommunications products. All types of communications from voice to Internet Protocol flow over physical circuits.

         Our electronic trading system supports the trading of this standardized product and is capable of supporting the trading of other standardized products as new markets develop. We believe the flexibility and scalability of our electronic trading system provides us an advantage in the development of additional trading markets.

STANDARDIZED CONTRACT

         The development of a liquid commodity market requires the adoption of a standardized contract. A standardized contract allows market participants to complete transactions quickly by eliminating the need to prepare and negotiate definitive documentation for each transaction. The standardized contract needs to have standardized terms and conditions that define quality of service, allow for orderly resolution of disputes and have remedies in place for failure to perform. A group of industry participants, including RateXchange and several energy/utility and telecommunications companies, have formed the Bandwidth Trading Organization and are working toward the development of an industry-wide standardized contract. The contract is called the Master Bandwidth Purchase and Sale Agreement.

         We have adopted the Master Bandwidth Purchase and Sale Agreement as the default agreement for trading on the RateXchange Trading System, but the system also supports any number of different contracts. Eventually, the market will decide what the standardized contract is. Until the market coalesces around a standardized contract, we provide a platform that supports the trading of any contract.

         In December 2000, we entered into contracts with eight carriers, including Tier 1 carriers headquartered in Asia, Europe and North America. Since December, an additional twenty contracts have been signed by market participants.

NEED FOR PRICE TRANSPARENCY AND RISK MANAGEMENT

         The communications industry has a strong need for price transparency and risk management tools, such as efficient trading of bandwidth assets. The rapid decline in bandwidth pricing, along with the creation of applications that use a lot of bandwidth, has created uncertainty for users and suppliers of bandwidth. A liquid, commodity market for bandwidth would provide both buyers and sellers the information needed to make sound decisions. The aggregation of buyers and sellers in the market will lead to a forward price for bandwidth. This forward pricing could be used when making purchasing decisions or when considering laying or lighting fiber optic cable.

         The aggregation of buyers, sellers and transaction data on RateXchange's Trading System has provided the information needed to bring risk management tools and practices to the communications industry. We believe we have, and will continue to play, a leadership role in the emergence and validation of bandwidth as a tradable commodity.

COMPETITIVE CONDITIONS

         Products, services and geographic location define the competitive conditions for online bandwidth trading. At this stage in the telecommunications trading industry's development, we believe that being the first company to establish a trading system for transacting in multiple types of bandwidth is significant.

         We believe we are well positioned to compete effectively in the bandwidth trading market for three reasons:

         o Neutrality - We believe that some of our competitors intend to take positions in their own systems or exchanges as market makers. This will generate initial liquidity, but carrier reactions have been negative, as these companies are perceived as competing with their own exchange customers.

         o First-mover advantage - We believe that we are one of the first bandwidth trading systems established in the United States and among the first in the world. We also believe that we are currently one of the only United States electronic trading systems that provides:

                   |X| A neutral bandwidth trading system;

                   |X| A bid/ask market for bandwidth trading.

         o Industry experience - Our management team's knowledge of key industry participants in the core market and expertise in telephony, energy and financial markets adds credibility and reduces time to market.

COMPETITORS

         The market for online bandwidth and minutes trading services is new, rapidly evolving and highly competitive, as are the online commerce and business-to-business markets generally. We expect competition in this market to intensify in the future. Several of the existing online exchanges, such as
E-Speed, Intercontinental Exchange and Altra currently operate online marketplaces in commodities and have large established customer bases. These companies may start bandwidth trading marketplaces. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for the RateXchange Trading System.

         In addition, we compete with companies who trade, broker or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including lead-generation services and traditional offline brokers. Many companies, such as Band-X, Arbinet, and Asia Capacity Exchange, offer services to buyers and sellers of bandwidth and other telecommunications products. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of our trading system.

TARGET CUSTOMERS

        The market for domestic and international bandwidth includes dominant major Tier 1 carriers, such as AT&T, WorldCom, NTT, Deutsche Telecom, Pangea, KDD and Teleglobe, as well as wholesale-only carriers, resellers, brokers, energy and utility companies and large multinational corporations. Customer interviews, surveys and a review of the industry press indicate:

         o    Customers have significant frustrations with the current process;

         o    Customers see benefits to trading with us; and

         o In addition to carriers, large corporate users of bandwidth and telecom products may become direct users to purchase selected bandwidth on a domestic or international city-to-city basis.

INTELLECTUAL PROPERTY

         We have applied for several trademarks covering specific businesses and products offered on our Internet web site. We have also registered copyrights for the RateXchange trading system web page designs. Patent applications are pending for several processes of the RateXchange trading system. We do not have any franchises.

GENERAL DEVELOPMENT OF BUSINESS

         During the fourth  quarter of 2000 and first  quarter of 2001,  we made certain additions to our management team to reflect our focus on trading bandwidth and telecommunications products among a wide range of market participants.

         On October 5, 2000, D. Jonathan Merriman, formerly Managing Director and Head of the Equity Capital Markets Group at First Security Van Kasper, was named as our President and Chief Executive Officer. On October 20, 2000, Steven Town, co-Chief Executive Officer of Amerex, was elected to our Board of Directors. On November 27, 2000, Dean Barr, the Global Chief Investment Officer of Deutsche Asset Management, was elected to our Board of Directors. On February 12, 2001, Patrick Arbor, former Chairman of the Chicago Board of Trade was elected to our Board of Directors. On February 20, 2001, E. Russell Braziel, CEO of Netrana, LLC and former Chairman of Altra Energy Technologies, Inc. was elected to our Board of Directors.

         On April 9, 2001, we announced the formation of RMG Partners, Corp., a wholly owned subsidiary, created to provide market-based solutions through the use of derivative trading strategies. To provide these services, we hired a group of six employees who formerly served as a transaction structuring and execution team at Wells Fargo Van Kasper, Inc.

        On March 21, 2001, we signed an agreement with TeleCity, a European managed services provider, marking the launch of our Internet access brokering service, "IP Access". This new product offering will allow ISPs, carriers, other service providers and major enterprises to purchase quality-assured Internet access bandwidth from major backbone ISPs. TeleCity is building and will manage the physical exchange facilities upon which the RateXchange Trading System (RTS) will operate. The service will be launched initially in London and expanded to other TeleCity locations later in the year.

         On March 12, 2001, we announced the acquisition of Xpit.com ("Xpit"), a privately held company that seeks to become the dominant electronic platform for the execution of futures and options on futures transactions worldwide. Xpit has developed a web-enabled, high-speed trading and risk management system that provides traders, brokers and financial institutions the ability to both execute and clear listed futures contracts on a global basis. The product provides us with a front-end trading platform that serves as its entry point into the derivatives trading markets. Xpit will operate as a wholly-owned subsidiary of RateXchange Corp., and the trading system will be referred to as the RateXchange Futures System (RFS).

         On January 10, 2001, RateXchange and The London Satellite Exchange announced the first global alliance that provides bandwidth users the ability to fill both satellite and fiber optic bandwidth requirements at the same time. This alliance diversifies both companies' product offerings by allowing users to package total bandwidth requirements. The London Satellite Exchange operates an on-line exchange for the satellite industry.

         On September 17, 2000, we announced that we had launched our new RateXchange Trading System (RTS), and the formalization of our strategic alliance with Amerex. The combination of the RateXchange Trading System with Amerex's brokering experience and market relationships is expected to help create a liquid bandwidth trading market. This electronic trading system should enable market participants of all sizes to participate in the rapidly evolving bandwidth market. The RTS is similar to trading platforms that have been successful in on-line natural gas and electricity commodity trading. The RateXchange Trading System enables bandwidth traders to pre-approve and manage counterparty credit. Trading on the RTS supports the Master Bandwidth Purchase and Sale Agreement based on the Bandwidth Trading Organization master agreement and also supports the trading of other standardized contracts.

         Amerex is a leading energy and power broker. Under our agreement with Amerex, Amerex brokers will execute trades for the sales or purchase of telecommunications capacity, Internet protocol products and/or other telecommunications-related products over our RateXchange trading system and we will share in the revenues generated by the RTS. In connection with this agreement, we issued to Amerex five warrants for an aggregate of 2,300,000 shares of our common stock. Two warrants, one for 300,000 shares and one for 500,000 shares, with exercise prices of $4.47 and $4.70 per share, are currently exercisable by Amerex. The remaining three warrants, each for 500,000 shares and with exercise prices of $4.92 per share, $5.14 per share and $5.37 per share, will become exercisable upon the earlier of September 17, 2005 or Amerex executing a cumulative minimum of $2,000,000, $5,000,000 and $10,000,000, of value of transactions over the RateXchange Trading System.

         On September 15, 2000, we announced that our RateXlabs division had established a bandwidth trading consulting practice. Two Fortune 100 companies have engaged RateXlabs to provide the expertise needed to develop a competitive advantage in the emerging bandwidth trading industry. RateXlabs provides independent economic research and risk management consulting regarding bandwidth trading.

         On  July   17,   2000,   we   announced   that  we  had   appointed   a
telecommunications industry consultant, Gordon (Don) Hutchins, Jr., to our Board of Directors.

         On July 10, 2000, we announced we had received an American Stock Exchange listing. Our common stock commenced trading on the AMEX under the new symbol RTX on July 10, 2000.

         Since March 2000, we have focused on the business of creating an electronic marketplace for telecommunication products. In March 2000 we closed a $32.8 million private placement, netting $30.1 million after expenses. On May 5, 2000, we changed our name to RateXchange Corporation to more accurately reflect our new business focus.

         On July 6, 1999, we acquired 100% of the outstanding stock of Rate Exchange, Inc., a Colorado corporation, through a merger of Rate Exchange, Inc. into RateXchange I, Inc., our wholly owned Delaware subsidiary. The Delaware subsidiary was the surviving entity. We paid 574,998 shares of common stock and $450,000 in a note that was due one year from the date of closing. This note is now fully paid.

         In 1999, we changed our name to NetAmerica.com Corporation. Shortly thereafter, we incorporated Telenisus Corporation, a Delaware corporation, as one of our wholly owned subsidiaries. Telenisus is a development stage company that is seeking to become a single source provider of secure and reliable Internet-based business-to-business services to corporate customers, carriers, Internet service providers and marketers of telecommunications services. Through acquisitions and internal business development, Telenisus seeks to develop a full suite of Internet and data network management tools that will enable customers to increase productivity, to reduce costs and to access a wide range of Internet, e-commerce, security and communication applications from a one-stop network service delivery provider.

         In November 1999, Telenisus announced the closing of its first independent private placement financing. The common stock issued in this financing, together with stock issued in a Telenisus-subsidiary acquisition, reduced our percentage ownership interest in Telenisus to less than 10%. Telenisus used the proceeds of the financing to expand its management team and to accelerate development of its four service families: virtual private networks, managed firewall/security services, Web site and application hosting and e-commerce. Telenisus is focused on delivering its business Internet solutions to large and mid-sized corporate customers. Because of subsequent financings, our ownership in Telenisus is currently below 5%. Our investment is carried at the lower of cost or market on the balance sheet.

         In September 1998, in connection with our strategy to acquire and consolidate Internet service providers, we also entered into an agreement with NetAmerica, Inc., a Washington corporation, under which we agreed to purchase the outstanding stock of Net America, Inc. Net America, Inc. subsequently agreed to be renamed A1 Internet, Inc. and agreed to assign and transfer to us all of its right, title and interest in the name "Net America." We determined in March 1999 that it was not in our best interest to complete the purchase of A1
Internet's stock after A1 Internet acknowledged that some representations made to us were inaccurate. Consequently, on March 16, 1999, we entered into an agreement with A1 Internet to abandon the stock purchase.

         On September 30, 1998, we acquired PolarCap, Inc. As a result of this acquisition, PolarCap became our wholly owned subsidiary. PolarCap is a California corporation that was organized in April 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools and applications technologies.

         We were originally incorporated as Venture World, Ltd. on May 6, 1987, under the laws of the State of Delaware, for the purpose of developing or acquiring general business opportunities. We had no material operations from 1992 to 1998.

RESEARCH AND DEVELOPMENT

         We conduct on-going research in the areas of commoditization of telecommunications bandwidth in evolving pricing models for bandwidth and other telecommunications products and services, and we are developing future products and services based on this research. During 2000, we estimate that we spent approximately $400,000 to commission proprietary university-based and private sector research in these areas. During 1999, we estimate that we spent approximately $100,000 to commission proprietary university-based and private sector research in these areas. Before 1999, we did not have any significant expenditures for research and development.

EMPLOYEES

         RateXchange and its subsidiaries employed thirty-seven (37) persons at December 31, 2000.

ITEM 2.    PROPERTIES

         Not applicable.

ITEM 3.    LEGAL PROCEEDINGS

         Gregory K. Martin v. NetAmerica., Inc. et al. In the spring of 1999, Gregory K. Martin, a former officer of both NetAmerica (Seattle)(NAI) and the Company, brought suit against the Company and others in the Superior Court of Washington (Civil Action No. 99-2-09171-OSEA). The suit related to, among other things, Mr. Martin's claims for compensation, reimbursement for business expenses, certain insurance benefits, payment of certain other obligations guaranteed by Mr. Martin (or reimbursement of payments made by him as guarantor), payment of certain tax and other obligations of a company referred to as SRG/Quantum that were purportedly assumed by NAI and the Company, issuance of options to purchase stock of the Company and other remedies relating to the terminated acquisition and other transactions. The suit was conditionally settled by an agreement dated May 22, 1999, among NAI (referred to therein as "A1"), the Company and Mr. Martin (with William Fritts undertaking certain limited obligations). Pursuant to that agreement, Mr. Martin took a voluntary non-suit, i.e. dismissed his suit without prejudice. Mr. Martin may have the ability to attempt to void the settlement pursuant to noncompliance on the part of NAI to their part of the settlement. As of December 31, 2000, the Company has fulfilled all of its current obligations under the settlement agreement.

         On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California in the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 and Concentric. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in Superior Court and will soon proceed to arbitration. The Company recorded an accrual for the estimated amount of this contingency.

         In 1999, RateXchange entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange's business plans and operations in the electronic trading business niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and certain cash payments were made for the services that were rendered. The term sheet also provided for the vendor to receive a stock position in RateXchange of up to 10% for certain services. In February 2000, the Company entered into discussions with the vendor concerning the 10% stock position in RateXchange because the formal agreement was never completed and the contemplated services were not fully provided. In August 2000, the Company reached an agreement for settlement of the dispute with the vendor, whereby the Company issued 175,000 shares of common stock, 175,000 warrants and $100,000 in cash. The market value of the settlement was $1.8 million.

         Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

PRICE RANGE OF COMMON STOCK

         Our common stock trades on the American Stock Exchange under the symbol "RTX." The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated. Prior to December 18, 1998, there was no known public trading in our common stock.

                                                           HIGH        LOW
                                                        -------      -------
2000
----
Fourth Quarter                                         $ 4 1/8       $1 1/4
Third Quarter                                            6 3/8        3
Second Quarter                                          22 1/8        5 3/16
First Quarter                                           43 1/4        5 5/8

1999
----
Fourth Quarter                                         $ 8 7/8       $3 3/4
Third Quarter                                            6 3/4        4 3/8
Second Quarter                                           7 1/4        5 1/2
First Quarter                                            6 7/8        4 1/2

1998
----
Fourth Quarter                                         $ 5 3/8       $4 1/2
Third Quarter                                             N/A          N/A
Second Quarter                                            N/A          N/A
First Quarter                                             N/A          N/A


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

         On March 14, 2001, there were 305 shareholders of record of our common stock.

DIVIDENDS

         We do not presently pay dividends on our common stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
For the Year                              2000               1999               1998               1997               1996
                                      ------------       ------------       ------------       ------------       ------------
Revenue                               $     91,000       $       --         $       --         $       --         $       --

Net loss                               (44,729,000)        (9,299,000)        (3,145,000)              (200)            (2,000)

Basic and diluted loss per share             (2.69)             (0.72)             (1.92)              --                 --

Weighted average number of
common shares:                          16,633,611         12,863,020          1,636,919            200,000            200,000

At End of Year

Total assets                          $ 16,264,000       $  3,044,000       $    830,000       $       --         $       --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions should be read in conjunction with our consolidated financial statements contained under Item 8 of this report.

RESULTS OF OPERATIONS

         The following table summarizes our results of operations:

                            Year Ended          Year Ended        Year Ended
                           Dec. 31, 2000      Dec. 31, 1999      Dec. 31, 1998
                           -------------      -------------      -------------
Revenue                     $     91,000               --                 --
Expenses                    $ 42,192,000       $  9,431,000       $  3,136,000
Interest income             $  1,017,000       $    151,000       $      2,000
Net loss                    $(44,729,000)      $ (9,299,000)      $ (3,145,000)


2000 vs. 1999

Revenue

         We generated revenue of $91,000 during 2000 from consulting, trading commissions and banner advertising. We generated no revenue in 1999.

Expenses

         Our total expenses were $42,192,000 in 2000 compared to $9,431,000 in 1999. The increase was primarily due to business and infrastructure development associated with executing our business plan. The major components of our expenses in 2000 and 1999 were:

         Non-cash Expenses

         o $10,391,000 in 2000 associated with below market stock option grants to employees, there were no such expenses in 1999;

         o $7,368,000 in 2000 associated with the warrants issued or to be issued in conjunction with the strategic alliance established with Amerex, there were no such expenses in 1999;

         o $1,507,000 in 1999 for stock and notes payable expensed in the purchase of RateXchange I, Inc., there were no such expenses in 2000;

         o $4,302,000 in 2000 for options and warrants to purchase common stock granted to service providers compared to $3,158,000 of common stock, warrants and options to purchase common stock issued to service providers in 1999;

         o $1,047,000 in 2000 for option revaluation related to terminated employees, there were no such expenses in 1999.

         Cash Expenses

         o    $5,319,000  in 2000  compared  to  $1,325,000  in 1999 for payroll costs. The increase was due to an increased number of employees; and $519,125 associated with severance.

         o $6,194,000 in outside services in 2000 compared to $2,035,000 in 1999. The increase was primarily due to increased business development and marketing activity;

         o $3,970,000 in delivery equipment costs in 2000, there were no such expenses in 1999.

Interest Income

         Interest income for 2000 was $1,017,000 compared to $151,000 for 1999. The increase in interest income is due to interest earned on investment securities acquired with the proceeds from the private placement.

Interest and other expense

         Interest and other expenses were $3,646,000 in 2000 compared to $19,000 in 1999. The 2000 expenses include non-cash charges related to:

         o $1,723,000 in stock and warrants to buy stock issued in settlement of a dispute;

         o $1,658,000 fair value adjustment classified as interest expense associated with conversion of our bridge notes into stock and warrants.

Net Loss

         During 2000, we incurred losses of $44,729,000 compared to losses of $9,299,000 in 1999. The major components of the net loss comprised non-cash expenses of $26,489,000 for stock options and warrants to purchase company stock and cash expenditures associated with developing the business of $19,349,000 compared to non-cash expenses of $4,665,000 in 1999 and cash expenses associated with developing the business of $4,785,000. Because we are developing a unique electronic trading system, we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

1999 vs. 1998

Revenue

         We generated no revenues in 1999 or 1998.

Expenses

         Our total expenses for 1999 increased substantially compared to 1998 because we did not begin operations until September 30, 1998. As a result, during 1998 we incurred expenses for three months of that year compared to a full year of expenses for 1999. Incurred expenses relate primarily to finding and funding a development stage enterprise. We investigated many potential acquisition targets and succeeded in creating one entity, Telenisus Corporation, and acquiring another entity, RateXchange I, Inc.

         We funded Telenisus Corporation only to the extent of original capitalization of $75,000. Any further funding of Telenisus was completed on its own and did not affect our operations.

         Total expenses for 1999 were $9,431,212 compared to $3,136,000 in 1998 of which the principal components were:

         Non-cash Expenses

         o    $3,158,000  in 1999  compared  to  $2,020,000  in 1998 for  common stock, warrants or options to purchase common stock of the Company issued in exchange for various services. The increase was due primarily to increased business development activity and our purchase of RateXchange I, Inc.

         o $1,507,000 expensed in the purchase of the outstanding common stock of RateXchange in 1999 and $90,000 expensed in the purchase of the outstanding common stock of PolarCap, Inc. in 1998.

         Cash Expenses

         o $2,035,000 for outside services related primarily to business development, there were no such expenses in 1998;

         o    $1,325,000 for payroll costs, there were no such expenses in 1998;
              and

         o $414,000 in 1999 and $885,000 in 1998 to write-off advances to A1 Internet, Inc.

         Total expenses for 1998 related to operations commencing September 30, 1998 and included the activity of RateXchange Corporation and its subsidiary PolarCap Inc.

Interest Income

         The only income we generated during 1999 and 1998 was interest income on our subscription receivables. Interest income for 1999 was $151,000 compared to $2,000 for 1998. The increase in interest income is attributable to the amount of subscription receivables carried during 1999 compared to 1998. All of these receivables have been collected.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception , have incurred net losses in each year, and to date, we have generated only nominal revenues.

         We had working capital of $12,001,000 at December 31, 2000 compared to negative working capital of $48,000 on December 31, 1999. At December 31, 1999, we had common stock subscription receivables in the amount of $1,590,000, which were due and payable in 2001, but which were collected in 2000. In March 2000, we closed a $32.8 million private placement, netting $30.1 million after expenses. In April, 2001, the Company received an irrevocable commitment from two investors to acquire $9.0 million of newly issued common shares of the Company. The sale of shares will settle on or before July 10, 2001. These funds should be sufficient to cover our operations and working capital requirements for the next twelve months. We are taking the following steps to achieve profitability:

         o    We are pursuing additional revenue generating opportunities;

         o We have exited the delivery hub business and are exploring potential sales to operators of delivery hubs whereby they would operate and own our equipment;

         o    We are reducing our personnel costs; and

         o    We are reducing our marketing and public relations costs.

In addition, we have substantially completed the development of the RateXchange Trading System and do not anticipate significant expenditures related to it. Nevertheless, we may need to seek additional financing sooner than expected in order to accelerate market penetration through mergers, acquisitions or additional strategic relationships.

         Our operating activities used cash of $17,160,000 during 2000 due primarily to:

         o    Increased marketing and development activity;

         o Increased number of employees and expansion of our executive management team; and

         o    Development of our delivery hub infrastructure.

         Our investing activities used cash of $13,644,000 during 2000, due primarily to investing the proceeds from the private placement.

         In March 2000, we executed a Master Lease Line Commitment Agreement, which has a minimum term of either 36 to 48 months depending upon the type of equipment we lease. Pursuant to this agreement, we are entitled to lease equipment that has a cost or sale price, which in the aggregate, does not exceed $10,000,000. To date, this facility has been utilized by the Company to lease equipment needed to operate the delivery hubs. Equipment with a cost of $4,912,000 is currently leased under this facility. Our periodic lease payments are determined by multiplying the cost or sale price of the equipment leased by a lease rate factor of either
0.03277 or 0.02633, depending upon the type of equipment. We are also responsible for all taxes, shipping, transportation, installation, services and other expenses related to the equipment we lease pursuant to the agreement.

         Financing activities generated $32,800,000 during 2000 and consisted primarily of proceeds from sales of common stock. Between February and March 2000, we sold to accredited investors a total of 2,733,329 shares of our restricted common shares plus warrants to purchase 1,366,673 shares of our common stock at an exercise price of $14.40 per share. The shares were sold at a subscription price of $12.00 per share. After deducting the expenses related to the offering, we received $30,135,000. The proceeds of the sales of common stock are being used to expand our online marketplace for telecommunications products and enhance our geographic reach and product line.

         We are executing an overall business plan that may require additional capital for among other uses:

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

OUTLOOK

         We provide trading, consulting and information solutions enabling market participants to maximize their assets. These trading solutions allow network providers, energy merchants, financial institutions and commodity managers engaged on the RateXchange Trading System (RTS) and RateXchange Futures System (RFS) the ability to trade bandwidth and futures globally. Our consulting solutions practice provides asset valuation tools, risk management strategies and analytics. The information solutions group provides pricing information, market research and industry background. We are a trading solutions company enabling the creation of liquid marketplaces for bandwidth and other telecommunications products.

         We are a development stage company and we are subject to all the risks inherent in the establishment of a new business enterprise. To address these risks, we must:

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

         o Respond to competitive developments and market conditions in the global communications industry; and

         o    Continue to develop and upgrade our trading system.

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

BRIDGE LOAN

         During December 1999, RateXchange I, Inc. received $435,000 in short-term loans in connection with a $2,000,000 bridge loan agreement reached with various investors. The remaining $1,565,000 was received in January and February 2000. The $2 million of bridge loans were used as interim financing of RateXchange I, Inc. activities. The loans bore interest at 10% and were to mature six months from the completion of the funding of the loan (completed February 2000). The notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I, Inc.. Purchasers of the notes also received warrants to purchase RateXchange I, Inc. common stock at $2.40 per share, subject to adjustment.

         In 2000, as a result of the Company's new business strategy, the Company offered to the investors in the $2 million bridge loan the right to convert their notes into RateXchange Corporation common stock at an exchange rate of $5.00 per share. In addition, the Company issued such holders an aggregate of 493,750 warrants to purchase common stock at $5.00 per share. Any note holders who declined this offer were entitled to rescind their original investment and receive their principal back in full, including accrued interest. As a result of this offer all notes, except $25,000, were converted into 395,000 shares of RateXchange Corporation common stock.

OPTIONS AND WARRANTS TO PURCHASE COMMON STOCK

         Shareholders authorized the 1999 Stock Option Plan during 1999. Shareholders authorized the 2000 Stock Option Plan in April 2000. There are options to purchase 8,000,000 shares authorized for issuance under both plans. In February 2000, the Board authorized additional options to purchase 4,290,000 shares outside of either plan. During the first quarter of 2000, the Company granted 3,940,000 options to employees for less than fair market value for which the Company is recognizing related compensation expense over the option vesting periods. The compensation expense is computed based on the difference between the fair value of the stock on the date of grant, which was $12, and the strike price of the options, which is $7.

         The Company has also granted options and warrants to non-employee consultants totaling 874,620 for which the Company recorded related expense of $4,302,000 in 2000.

         In September 2000, the Board of Directors approved and issued 2 million options to the Company's new Chief Executive Officer. These options were granted with a strike price equal to the fair value of the Company's stock on the date of grant and vest over various periods.

PRIVATE PLACEMENT

         In March 2000, the Company completed a private placement in which it sold 2,733,329 shares of restricted common stock at a subscription price of $12 per share plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,000 for costs associated with the offering, the Company received $30,135,000. The proceeds were used to expand our online marketplace for telecommunications products, enhance our geographic reach and product line and accelerate deployment of our delivery hubs.

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

         We are a development stage company. Our activities to date have concentrated primarily on planning and developing our trading system for trading bandwidth and other telecommunications products. In September 2000, we began operating the RateXchange Trading System for trading bandwidth. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. There can be no assurance that we will be successful in addressing these risks, and our failure to do so could have a material adverse effect on our business and results of operations.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

         At December 31, 2000,  our  accumulated  deficit  since  inception  was
$57,172,000, including $33,553,000 related to stock grants, options and warrants. For 2000, we incurred a net loss of $44,729,000, including $26,489,000 related to stock grants and warrants. We have incurred a net loss in each year of our existence, and have financed our development stage operations primarily through sales of equity securities. We have recorded nominal revenues from operations. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis.

If the RateXchange Trading System and RateXchange Futures System do not achieve commercial acceptance, our results will suffer.

         We expect to rely  largely on fees and  commissions  from  transactions facilitated on the RateXchange Trading System, RateXchange Futures System and related consulting services, for the foreseeable future. Online trading of telecommunications bandwidth and minutes currently has only limited market acceptance, as does online trading of futures contracts. As a result, our future ability to gain commercial acceptance of the RateXchange Trading System and RateXchange Futures System is critical to our success. Any failure to successfully gain commercial acceptance of the RateXchange Trading System and RateXchange Futures System would not only have a material adverse effect on our business and operating results, but also on our ability to seek additional revenue opportunities.

We depend on the efforts of the Amerex Bandwidth, Ltd. brokers who execute trades on our trading system to generate revenues for us.

         In September 2000, we entered into a strategic alliance with Amerex Bandwidth, Ltd., a leading energy and power broker. Under our agreement with Amerex, Amerex brokers execute trades for the sale or purchase of telecommunications capacity, Internet protocol products and/or other telecommunications-related products on our trading system, and we share with Amerex the revenues generated by these trades. As a result, we depend on the efforts of the Amerex brokers who execute those trades to generate revenues for us. There can be no assurance that these brokers will be successful in expanding our business.

We may need additional capital in the future and it may not be available on acceptable terms.

         We  may  need  additional   working  capital  for  enhancement  of  the
RateXchange Trading System, software development, marketing and general and administrative costs and to fund losses before achieving profitability. We may need to raise additional funds through additional equity and/or debt financing to meet our capital requirements. We will need to raise additional funds if we have underestimated our capital needs or if we incur unexpected expenses. We cannot assure you that such financings will be available in amounts or on terms needed to meet our requirements, or at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding would adversely affect our ability to successfully implement the objectives of our business plan.

We may not be able to compete successfully against current and future competitors.

         The market for online bandwidth, minutes and derivatives trading services is new, rapidly evolving and highly competitive, as are the online commerce and business-to-business markets generally. We expect competition in this market to intensify in the future. Several of the existing online exchanges, such as E-Speed, Intercontinental Exchange and Altra currently operate online marketplaces in commodities and have large established customer bases. These companies may start bandwidth trading marketplaces. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient participants for the RateXchange Trading System.

         In addition, we compete with companies who trade, broker or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including lead-generation services and traditional offline brokers. Many companies, such as Band-X, Arbinet, and Asia Capacity Exchange, offer services to buyers and sellers of bandwidth and other telecommunications products. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of the RateXchange Trading System.

         Large telecommunications and energy companies have the ability and resources to compete in the online bandwidth and minutes trading services market if they choose to do so, including launching their own online exchanges or other trading services. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies could have a material adverse effect on our business and results of operations.

         Increased pressure created by any present or future competitors, or by our competitors collectively, could have a material adverse effect on our business and operating results. Increased competition may result in reduced commissions and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business and operating results. There can be no assurance that we will be able to compete successfully against current and future competitors. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

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

         Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services could also result in slower response times and adversely affect usage of the Internet and online services generally and our services in particular. If use of the Internet and online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and online services does not effectively support growth that may occur, or if the Internet and online services do not become a viable commercial marketplace, we would be materially and adversely affected.

We face online commerce security risks.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as bank account or credit information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms used by us to protect transaction data. Any compromise of our security could have a material adverse effect on our reputation and us. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, such as bank account or credit information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability which could have a material adverse effect on our business and results of operations.

Our operating results could be impaired if we are or become subject to burdensome governmental regulation of online commerce.

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, including online companies. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

         o    User privacy;

         o    Pricing;

         o    Content;

         o    Intellectual property;

         o    Distribution; and

         o    Characteristics and quality of products and services.

         The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business and results of operations. Moreover, the applicability of existing law to the Internet and other online services governing issues such as property ownership, sales and other taxes and personal privacy to the Internet and other online services is uncertain and may take years to resolve.

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

We may face liability for information retrieved from our portal.

         Due to the fact that material may be downloaded from our portal and subsequently distributed to others, there is a potential that claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business and results of operations.

We are at risk of capacity constraints and face system development risks.

         The satisfactory performance, reliability and availability of the RateXchange Trading System is critical to our reputation and our ability to attract and retain users and maintain adequate customer service levels. Our revenues depend on the number of users of our trading system and the volume of trading that is facilitated. Any system interruptions that result in the unavailability of our portal or reduced performance of the RateXchange Trading System could reduce the volume of bandwidth traded and the attractiveness of our portal as a means for such trading.

         There may be a significant need to upgrade the capacity of our portal and the RateXchange Trading System in order to handle thousands of simultaneous users and transactions. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction processing systems or physical infrastructure to accommodate increased traffic on the RateXchange Trading System or increased trading volume through our online trading or transaction processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of trade processing, any of which could have a material adverse effect on our business and operating results.

Our business and operations would suffer in the event of system failures.

         Our success, in particular our ability to successfully facilitate bandwidth and derivative trades and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders.

If we do not respond effectively to technological change, our service could become obsolete and our business will suffer.

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the RateXchange Trading System. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing RateXchange Trading System, proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of the RateXchange Trading System and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt the RateXchange Trading System and proprietary technology to user requirements or emerging industry standards. Our failure to adapt in a timely manner for technical, legal, financial or other reasons, to changing market conditions or customer requirements, could have a material adverse effect on our business and results of operations.

If we do not effectively manage growth, our ability to provide trading services will suffer.

         To manage the expected growth of our operations and personnel, we will be required to improve existing, and implement new, transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage a growing employee base. Further, we will be required to maintain and expand our relationships with various hardware and software vendors, Internet and other online service providers and other third parties necessary to our business. If we are unable to manage growth effectively, we will be materially adversely affected.

We need to hire and retain qualified personnel to sustain our business.

         We are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management and technical personnel, many of whom have recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in his or her present position, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. If we are unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future, that may have a material adverse effect on our business and results of operations.

Our success is dependent on our ability to protect our intellectual property.

         Our performance and ability to compete is dependent to a significant degree on our proprietary technology, including, but not limited to the design of the RateXchange Trading System. We regard our copyrighted material, software design, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright laws, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We cannot assure you that we will be able to secure significant protection for any of our intellectual property. It is possible that our competitors or others will adopt product or service names similar to our marks, thereby inhibiting our ability to build brand identity and possibly leading to customer confusion.

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

         Effective trademark, service mark, copyright and trade secret protection may not be available in every country where our services are made available online. In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could have a material adverse effect on our business and operating results.

We may not be able to secure licenses for technology from third parties on commercially reasonable terms.

         We rely on a variety of software and hardware technologies that we license from third parties, including our database and Internet server software, components of our online trading software and transaction-processing software which is used in the RateXchange Trading System to perform key functions. We cannot assure you that these third party technology licenses will continue to be available to us on commercially reasonable terms. If we lose our ability to maintain or obtain upgrades to any of these technology licenses it may result in delays in completing any proprietary software enhancements and new developments until equivalent technology could be identified, licensed or developed and integrated. Any such delays could have a material adverse effect on our business and operating results.

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

         o Market conditions in the telecommunications industry in general, Internet-based services and e-commerce; and

         o    General market conditions.

         In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock and may do so in the future.

Any exercise of outstanding options and warrants will dilute then-existing stockholders' percentage of ownership of our common stock.

         We have a significant number of outstanding options and warrants. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders' percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise their options and warrants at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by the options. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

         Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with an original issue of less than three months to maturity are considered to be cash equivalents. Investments with maturities between three and twelve months are considered to be short-term investments. Investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our investment portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are included in this report:

         o    Report of Independent Public Accountants.

         o Consolidated Balance Sheet as of December 31, 2000 and December 31, 1999

         o Consolidated Statement of Operations for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

         o Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, December 31, 1999 and December 31, 1998

         o Consolidated Statement of Cash Flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

         o    Notes to Consolidated Financial Statements

         Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of  Directors  and  Stockholders  of  RateXchange  Corporation  and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of RateXchange Corporation (a Delaware corporation) (a development stage company) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2000, and for the period from September 30, 1998 (beginning of development stage) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RateXchange Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000 and for the period from September 30, 1998 (beginning of development stage) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP


San Francisco, California
February 1, 2001 (except with respect to the matters discussed in Note 18, as to which the date is April 11, 2001).


                                                RATEXCHANGE CORPORATION
                                             (A Development Stage Company)
                                              CONSOLIDATED BALANCE SHEET
                                  ASSETS                                        December 31,
                                                                        ------------------------------
                                                                           2000               1999
                                                                        ------------       ------------
Current assets

         Cash and cash equivalents                                      $  2,115,152       $    536,615
         Accounts receivable (net of an allowance for doubtful
             accounts of $4,960)                                              41,170               --
         Investment securities available for sale                         12,124,635            387,500
         Interest receivable                                                 204,755            150,608
         Prepaid expenses                                                    116,360             11,647
         Notes receivable on sales of common stock                              --            1,590,319
                                                                        ------------       ------------
                  Total current assets                                    14,602,072          2,676,689

Property and equipment (net of accumulated depreciation of                 1,401,888            188,891
         $240,791 and $18,676 in 2000 and 1999)

Other assets

         Investment in affiliate                                              75,000             75,000
         Deposits                                                            184,856            103,305
                                                                        ------------       ------------
Total assets                                                            $ 16,263,816       $  3,043,885
                                                                        ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

         Accounts payable and accrued expenses                          $  2,600,870       $  1,840,056
         Short term debt                                                        --              885,000
                                                                        ------------       ------------
                  Total current liabilities                                2,600,870          2,725,056

Stockholders' equity

         Preferred stock, 60,000,000 shares authorized; none
             issued or outstanding                                              --                 --
         Common stock, $.0001 par value; 300,000,000 shares
             authorized; issued and outstanding: 17,783,204 shares
             and 14,087,425 shares in 2000 and 1999                            1,778              1,409
         Additional paid-in capital                                       72,132,890         13,225,824
         Accumulated deficit                                             (57,393,548)       (12,664,654)
         Notes receivable on sales of common stock                          (363,661)              --
         Accumulated other comprehensive loss
                                                                            (714,513)          (243,750)
                                                                        ------------       ------------
                  Total stockholders' equity                              13,662,946            318,829
                                                                        ------------       ------------
Total liabilities and stockholders' equity                              $ 16,263,816       $  3,043,885
                                                                        ============       ============

See notes to financial statements.

                                               RATEXCHANGE CORPORATION
                                             (A Development Stage Company)
                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                                        Beginning of
                                                                                                        Development
                                                                                                           Stage
                                                For the Year       For the Year      For the Year      (September 30,
                                                   ended              ended             ended           1998) through
                                                December 31,       December 31,       December 31,      December 31,
                                                   2000                1999              1998               2000
                                               ------------       ------------       ------------       ------------
REVENUE
Trading and Consulting                         $     91,223       $       --         $       --         $     91,223

EXPENSES
Selling, general and administrative
(includes non-cash expenses of
$23,107,832 in 2000, $3,158,415 in 1999
and $2,020,376 in 1998)                          41,969,950          7,491,447          2,161,253         51,622,650
Write off advances to potential investee               --              413,681            885,000          1,298,681
Depreciation and amortization                       222,115             18,676               --              240,791
Purchase of subsidiaries (non-cash)                    --            1,507,408             89,710          1,597,118
                                               ------------       ------------       ------------       ------------

     Total expenses                              42,192,065          9,431,212          3,135,963         54,759,240

OTHER INCOME (EXPENSES)

Interest income                                   1,017,482            151,496              2,214          1,171,192
Interest expense (includes non-cash
expenses of $1,657,988 in 2000)                  (1,822,659)           (19,073)           (10,773)        (1,852,505)
Settlement of disputes
(includes non-cash expenses of $1,722,875
in 2000)                                         (1,822,875)              --                 --           (1,822,875)
                                               ------------       ------------       ------------       ------------

Loss before taxes                               (44,728,894)        (9,298,789)        (3,144,522)       (57,172,205)

Income tax provision (benefit)                         --                 --                 --                 --

                                               ------------       ------------       ------------       ------------
Net loss                                       $(44,728,894)      $ (9,298,789)      $ (3,144,522)      $(57,172,205)
                                               ============       ============       ============       ============

Basic and diluted net loss per share           $      (2.69)      $      (0.72)      $      (1.92)
Weighted average number
of common shares                                 16,633,611         12,863,020          1,636,919
                                               ============       ============       ============

See notes to financial statements.


                                                RATEXCHANGE CORPORATION
                                             (A Development Stage Company)
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      Number                                                    Notes
                       of                                                     receivable
                     Shares                                                    on sales      Accumulated
                       of                     Additional                         of            other
                     Common         Par        Paid-In       Accumulated       common        comprehensive      Comprehensive
                     stock         Value       Capital         Deficit          stock           loss               loss
Balance,
December
31, 1997              200,000     $   20       $221,123     $   (221,343)            -              -               -

Shares issued for
services at $.001   1,000,000        100            900                -             -              -               -

Shares issued for
acquisition at
$.001               2,400,000        240          2,160                -             -              -               -

Shares issued for
conversion of
debt at $.34        1,399,773        140      1,492,998                -             -              -               -

Shares issued for
services at $1.00      87,000          9         92,794                -             -              -               -

Shares issued for
cash at $1.07       1,106,250        110      1,179,890                -             -              -               -

Less: Offering
costs                       -          -       (118,000)                -            -              -               -

Shares issued for
notes receivable
at an average
price of $0.29      1,050,000        105      1,119,930                -             -              -               -

Warrants issued
at $2.00 per
share                       -          -         74,000                -             -              -               -

Comprehensive and
net loss                    -          -              -       (3,144,522)            -              -     $(3,144,522)
                    ----------    -------    -----------    -------------    ----------    -----------    ------------
Balance,
December 31,        7,243,023       $724     $4,065,795      $(3,365,865)            -              -               -
1998

Options/Warrants
issued from $.05
to $2.75  per
share                       -          -      1,448,441                -             -              -               -

Shares issued for
cash and notes at
$0.10 per share       916,574         92        977,618                -             -              -               -

Shares issued for
cost
reimbursement at
$0.10 per share       322,500         32        343,979                -             -              -               -

Shares issued for
cash and notes at

$1.07 per share     3,870,938        387      4,047,713                -             -              -               -





Shares issued for
conversion of A1
Internet debt at
$1.07 per share       193,186         19        206,898                -             -              -               -


Shares issued for
services at $1.07
per share             268,500         27        287,206                -             -              -               -

Shares issued for
note conversion
at $1.00 per share     30,000          3         31,998                -             -              -               -

Shares issued for
services at $1.07
per share              30,000          3         31,998                -             -              -               -

Shares issued for
cash at $1.60 per
share (net)           515,188         52        628,220                -             -              -               -

Shares issued for
services at
$1.60  per share      122,518         12        196,017                -             -              -               -

Shares issued to
acquire
outstanding
shares of
RateXchange at
$1.60 per
share                 574,998         58        919,942                -             -              -               -

Comprehensive
loss:
Net loss                    -          -              -       (9,298,789)            -              -     $(9,298,789)
Other
comprehensive
loss:  Change in
unrealized loss
on securities               -          -              -                -             -       (243,750)       (243,750)
                                                                                                          ------------
Comprehensive loss          -          -              -                -             -              -     $(9,542,539)
                    ----------    -------    -----------    -------------    ----------    -----------    ============
Balance, December
31, 1999           14,087,425     $1,409    $13,225,824     $(12,664,654)            -      $(243,750)              -

Exercise of
warrants and
options from
$0.05 to $2.00        340,450         34          1,216                -             -              -               -

Shares and
warrants issued
in connection
with financing at
between $5.00 and
$14.40, net of
offering costs      3,128,329        313     33,839,873                -             -              -               -

Options issued to
employees,
Directors, and
consultants below
market value on
date of grant               -          -     12,522,671                -             -              -

Shares and
warrants issued
in settlement of
a dispute at $5.88    227,000         22      2,028,372                -             -              -               -




Option
revaluations for
terminated
employees                   -          -      1,046,458                -             -              -               -

Warrants issued
in connection
with Amerex
transaction                 -          -      7,368,000                -             -              -               -

Warrants issued
for services                -          -      2,170,704                -             -              -               -

Shares sold to
employees for
notes pursuant to
a stock purchase
loan program          102,712         10        487,183                -      (487,193)             -               -

Repurchase of
Shares for Stock
program               (80,000)        (8)      (433,881)               -             -              -               -

Repurchase of
shares from
employees under
stock purchase
loan program          (22,712)        (2)      (123,530)               -       123,532              -               -

Comprehensive
loss:
Net loss                    -          -              -      (44,728,894)            -              -    $(44,728,894)

Other
comprehensive
loss:
Change in
unrealized loss
on securities               -          -              -                -             -       (470,763)       (470,763)
                                                                                                          ------------
Comprehensive loss          -          -              -                -             -              -     $(45,199,657)
                    ----------    -------    -----------   -------------    ----------    -----------    ============
Balance,
December 31,
2000)              17,783,204     $1,778    $72,132,890    $(57,393,548)     ($363,661)     $(714,513)
                    ==========    =======    ===========    =============    ==========    ==========

See notes to financial statements.


                                                      RATEXCHANGE CORPORATION
                                                  (A Development Stage Company)
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                              Beginning of
                                                                                                                  the
                                                                                                              Development
                                                                                                                 Stage
                                                              For the Year     For the Year   For the Year    September 30,
                                                                 Ended            Ended          Ended          1998 to
                                                              December 31,     December 31,   December 31,    December 31,
                                                                  2000             1999           1998            2000
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $(44,728,894)   $ (9,298,789)   $ (3,144,522)   $(57,172,205)
  Adjustments to reconcile net loss to net cash
    used in operating activities
         Depreciation and amortization                             222,115          18,676            --           240,791
         Write off advances to potential investee                     --           206,898            --           206,898
         Stock options and warrants granted to service
           providers and strategic partners                     13,770,883       1,672,954       1,946,376      17,390,213
         Stock options granted to employees below
           fair market value                                    10,391,432            --              --        10,391,432
         Stock options - termination adjustment                  1,046,458            --              --         1,046,458
         Warrants issued in relation to bridge financing         1,657,988            --              --         1,657,988
         Warrants for purchase of common stock issued for
           services                                                   --         1,485,461          74,000       1,559,461
         Purchase of outstanding shares of RateXchange                --         1,507,408            --         1,507,408
         Increase in security deposits                             (81,551)       (103,305)           --          (184,856)
         Decrease in interest receivable and other
            advances                                              (200,030)       (160,617)         (1,638)       (362,285)
         Increase in accounts payable and accrued expenses         760,814       1,601,241         129,300       2,491,355
                                                              ------------    ------------    ------------    ------------
                  Net cash used in operating activities        (17,160,785)     (3,070,073)       (996,484)    (21,227,342)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for purchase of equipment                      (1,435,112)       (207,568)           --        (1,642,680)
         Purchase of Halo Stock                                       --          (631,251)           --          (631,251)
         Purchase of investments available for sale            (32,975,313)           --              --       (32,975,313)
         Sale of investments available for sale                 20,767,415            --              --        20,767,415
         Investment in Telenisus Corporation                          --           (75,000)           --           (75,000)
                                                              ------------    ------------    ------------    ------------
                  Net cash used in investing activities        (13,643,010)       (913,819)           --       (14,556,829)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and other debt                                    1,090,000         410,000            --         1,500,000
         Proceeds from common stock sales (net)                 30,135,902       3,581,991       1,525,000      35,242,893
         Proceeds from notes receivable                          1,590,319            --              --         1,590,319
         Loan to employee stock purchase program                  (433,889)           --              --          (433,889)
                                                              ------------    ------------    ------------    ------------
                  Net cash provided by financing activities     32,382,332       3,991,991       1,525,000      37,899,323
                                                              ------------    ------------    ------------    ------------
INCREASE  IN CASH AND CASH EQUIVALENTS                           1,578,537           8,099         528,516       2,115,152

CASH and CASH EQUIVALENTS BEGINNING OF YEAR                        536,615         528,516            --              --
                                                              ------------    ------------    ------------    ------------
CASH and CASH EQUIVALENTS END OF YEAR                         $  2,115,152    $    536,615    $    528,516    $  2,115,152
                                                              ============    ============    ============    ============

Supplementary cash flow information
Cash paid for:
         Interest                                             $    164,671            --              --              --
         Taxes                                                        --              --              --              --
Stock issuances for:
         Settlement of bridge loan                            $  1,975,000            --              --      $  1,975,000
         Purchase of outstanding shares of RateXchange        $       --      $    920,000            --           920,000
         Commission on stock sales                            $       --      $    196,029            --           196,029

See notes to financial statements.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1     BACKGROUND AND HISTORY

           RateXchange Corporation (the Company) is a consolidated group of companies including the parent corporation, RateXchange Corporation and its subsidiaries, RateXchange I, Inc. and PolarCap, Inc. (PolarCap).

           RateXchange Corporation (formerly Netamerica.com Corporation and formerly Venture World, Ltd.) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. In May 2000, we changed our name to RateXchange Corporation to reflect the focusing of our efforts on the business of creating an electronic marketplace for telecommunications products. The Company's operating subsidiary RateXchange I, Inc., a Delaware corporation organized in June 1999, has developed proprietary trading software to support its trading system for bandwidth and other telecommunications products.

           RateXchange I, Inc., a Delaware corporation organized in June 1999, is in the business of operating a trading system that allows market participants to trade bandwidth.

           PolarCap is a California corporation organized on April 7, 1997 for the purpose of investing in and developing rights to a variety of software technologies related to multimedia, development tools and application technologies. PolarCap is in the process of being liquidated.

           The Company is in its planning stages for its eventual day to day business and has generated nominal revenues from its planned operations. The Company is defined as a development stage company in accordance with Financial Accounting Standard No. 7. The Company had no operations or business before September 30, 1998. Cumulative results of operations since the start of the development stage, September 30, 1998, when the Company purchased PolarCap, have been reported separately.

           From inception, the Company has been primarily engaged in organizational activities, including designing and developing its website, recruiting personnel, establishing office facilities, raising capital and developing infrastructure and a marketing plan. The Company began revenue generating activities in 1999, but nominal revenue has been generated through December 31, 2000. Accordingly, the Company is classified as a development stage company. Successful completion of the Company's development activities and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities, increasing its customer base, implementing and successfully executing its business and marketing strategy and hiring and retaining quality personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation

           The consolidated financial statements include the accounts of RateXchange Corporation and its subsidiaries. Collectively, these entities are referred to as the Company. All significant intercompany transactions and accounts have been eliminated.

           Cash, and Cash Equivalents

           The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash and cash equivalents.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

           Investments

           The Company classifies its debt and marketable equity securities into one of three categories: trading, available-for-sale or held-to-maturity. Trading securities are bought and held principally for the purpose of selling in the near term. Held-to-maturity securities are those securities that the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income in shareholders' equity until realized. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

           Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in interest income, net.

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

           Loss Per Share and Weighted Average Shares Outstanding

           Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding. Options and warrants on shares of common stock were not included in computing diluted loss per share because their effects were antidilutive (10,582,772 options and 5,472,043 warrants).

           Deposits

           The Company issued a letter of credit as security in connection with an operating lease of its office. This letter of credit is secured by several certificates of deposit totaling $153,856.

           Comprehensive loss

           Comprehensive loss includes the net loss reported on the statement of operations and changes in the fair value of investments classified as available for sale, which is reported as a component of stockholders' equity.

           Use of Estimates

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities. Actual results could differ from those estimates.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

            New Accounting Standards

            Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), as amended by FAS 137 and 138, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or as a liability measured at its fair value. The Company is required to adopt the provisions of this new standard effective with its 2001 fiscal year. The Company does not currently use any derivative instruments or engage in hedging activities, and therefore management does not believe the adoption of the new statement will have a significant effect on consolidated results of operations or the consolidated financial position of the Company.

NOTE 3       INVESTMENT SECURITIES AVAILABLE FOR SALE

            The carrying amount and estimated fair value of debt securities at December 31, 2000 are shown below. During the year ended December 31, 2000, the Company collected $766,501 in interest.

            2000

                         Amortized      Gross          Gross      Estimated Fair
                           Cost       Unrealized     Unrealized       Value
                                         Gains         Loss
                        -----------   -----------   -----------    -----------
US Government agencies  $ 4,628,382   $     5,057   $      --      $ 4,633,439
Corporate bonds           7,452,920        21,161          --        7,474,081
Corporate stocks            757,846          --        (740,731)        17,115
                        -----------   -----------   -----------    -----------
Available for sale      $12,839,148   $    26,218   $  (740,731)   $12,124,635
                        ===========   ===========   ===========    ===========

           1999
                                                                      Estimated
                        Amortized       Gross           Gross            Fair
                           Cost       Unrealized      Unrealized        Value
                                          Gains          Loss
                        -----------   -----------   ---------------    --------
Corporate stocks        $   631,250   $      --     $      (243,750)   $387,500
                        ===========   ===========   ===============    ========


           All investments in debt securities have maturity dates prior to December 31, 2001.

NOTE 4     INCOME TAXES

           As of December 31, 2000, the Company had a federal net operating loss carryforward of $13,321,866, which will expire in the years 2007 through 2021 for state and federal purposes. This net operating loss carryforward has not been reflected in the financial statements, as the likelihood of realizing a future tax benefit from such operating loss carryforwards is remote. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2000, have been offset by a valuation allowance in the same amount.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

            Significant components of the Company's deferred tax assets are as follows:

                                                     December 31,
                                                     2000            1999
                                             ------------    ------------
Deferred tax assets:
         Net operating loss carryforward     $  5,450,910    $  3,773,063
         Options and warrants for services     10,948,508         603,097
         Start up cost carryforward             8,265,212       1,726,967
         Unrealized loss on securities            290,092          98,861
                                             ------------    ------------
         Gross deferred tax assets             24,954,614       6,201,988
Valuation allowance                           (24,954,614)     (6,201,988)
                                             ------------    ------------
Net deferred tax asset                       $       --      $       --
                                             ============    ============

           The net change in the valuation allowance for the year ended December 31, 2000 and 1999 was an increase of $18,752,626 and $4,813,654.


NOTE 5     PROPERTY AND EQUIPMENT

           The Company capitalizes purchases of long-lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increase the value of or extend the life of the asset.

           Capitalized assets are depreciated over the estimated useful lives of the assets (5 years for furniture and fixtures, 3 years for computer equipment and software) on a straight-line basis.

           Property and Equipment consists of the following:

                                          December 31,
                                      2000           1999
                                  -----------    -----------
Furniture and fixtures            $    38,097    $    10,520
Computer equipment and software     1,604,582        197,047
                                  -----------    -----------
                                    1,642,679        207,567

Less:  Accumulated depreciation      (240,791)       (18,676)
                                  -----------    -----------
                                  $ 1,401,888    $   188,891
                                  ===========    ===========

           Depreciation expense for 2000, 1999, and 1998 was $222,115 and $18,676, and $0.

NOTE 6     ACQUISITION OF SUBSIDIARY

           In 1999, the Company purchased all the outstanding common stock of Rate Exchange, Inc., a Colorado corporation, seeking to develop new exchange services for the telecommunications market. The Company paid 574,998 in shares of common stock and $450,000 in a note for a total cost of $1,395,000 ($920,000 in stock and $450,000 in a note plus out of pocket expenses of $25,000). Under the terms of the transaction, two of the owners/employees of RateXchange became employees of the Company responsible for exploring the development of the business. On the date of purchase, RateXchange had negative net worth of $112,408. The Company expensed a total of $1,507,408 representing the excess of consideration given in shares and notes issued and liabilities assumed for the assets of RateXchange.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

           On September 30, 1998, the Company purchased all of the outstanding stock of PolarCap, Inc. for 2,400,000 shares of stock. At September 30, 1998 PolarCap had negative net worth of $87,310. The value of the stock was issued at $.001, for a total purchase price of $2,400 in 1998. The Company expensed $89,710 representing the excess of consideration given in shares issued and liabilities assumed for the assets of PolarCap.

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

           o The Company paid $85,000 of past due payroll taxes of A1 Internet from 1998; and

           o All further obligations of the Company to issue stock or options to A1 Internet were canceled.

NOTE 8     SUBSCRIPTIONS RECEIVABLE/NOTE RECEIVABLE-RELATED PARTY

           In January 1999, the Company sold 916,574 shares in exchange for $91,657 in notes payable to a related party and other investors at a price of $.10 per share.

           In March 1999, the Company sold 3,112,500 shares to a related party and other investors in exchange for $3,320,000 in notes payable at a price of $1.07 per share.

           Of the total subscriptions receivable/note receivable issued during 1999 of $3,411,657 and $300,000 issued in 1998, $1,924,126 was collected prior to December 31, 1999. Interest was assessed at 6.5% and accrued interest on the subscription receivable was $150,608 at December 31, 1999. The Company determined that $197,212 of the receivables were un-collectible and the Company wrote them off. The remaining receivables were collected in 2000.

           In 2000, the Board of Directors of the Company waived the interest due (approximately $132,240) on the purchase of 3,112,500 shares when the notes were collected in full by February 25, 2000 (originally due by March 31, 2001).

NOTE 9     INVESTMENT IN AFFILIATE.

           During 1999, the Company created a wholly owned subsidiary, Telenisus Corporation, a Delaware corporation, for the purpose of providing Internet services to small to mid-sized corporations and telecommunications service providers. The Company funded the initial capital of Telenisus of $75,000.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000


           It subsequently loaned Telenisus additional funds to start operations. Telenisus has funded operations from its own equity and debt financing and has paid back the Company all loans except for the initial capitalization of $75,000. During 1999, as a result of Telenisus' sale of additional shares to new investors, the Company's interest in Telenisus had dropped to less than 10% ownership and the Company is recording its investment in Telenisus at the lower of cost or market value.

NOTE 10    SHORT TERM DEBT

           The Company issued a note for $450,000 for the 1999 purchase of Rate Exchange, Inc (Note 6). The note carried an interest rate of 6%. The note was paid in January 2000.

           During December 1999, RateXchange I, Inc. received $435,000 in short-term loans in connection with a $2,000,000 bridge loan agreement reached with various investors. The remaining $1,565,000 was received in January and February 2000. The $2 million of bridge loans were used as interim financing of RateXchange I, Inc. activities. The loans bore interest at 10% and were to mature six months from the completion of the funding of the loan (completed February 2000). The notes were convertible into RateXchange I, Inc. common stock at a price per share to be determined in an anticipated subsequent financing of RateXchange I, Inc. Purchasers of the notes also received warrants to purchase RateXchange I, Inc. common stock at $2.40 per share, subject to adjustment.

           In 2000, as a result of the Company's new business strategy, the Company offered to the investors in the $2 million bridge loan the right to convert their notes into RateXchange Corporation common stock at an exchange rate of $5.00 per share. In addition, the Company issued such holders an aggregate of 493,750 warrants to purchase RateXchange Corporation common stock at $5.00 per share. Any note holders who declined this offer were entitled to rescind their original investment and receive their principal back in full, including accrued interest. As a result of this offer, all notes, except $25,000, were converted into 395,000 shares of RateXchange Corporation common stock.

NOTE 11    COMMON STOCK TRANSACTIONS

            In general all stock transactions conducted during the period for which no cash was exchanged and for which shares of stock were exchanged for assets or goods and services were recorded at fair market value. In 2000, 1999 and 1998, a number of options and shares as indicated below were issued at below market values. The Company recorded expense related to these issues of $10,391,431 in 2000, $1,519,047 in 1999 and $2,007,203 in 1998.

            Commn stock transactions during 2000 were as follows:

           o 315,450 shares of stock issued for the cashless exercise of 325,000 warrants at $.05 and $2 per share. (January and April).

           o In March 2000, the Company completed a private placement in which it sold 2,733,329 shares of restricted common stock at a subscription price of $12 per share plus warrants to purchase 1,366,673 shares of its common stock at an exercise price of $14.40 per share. The warrants are immediately exercisable and expire in three years. After deducting $2,665,00 for costs associated with the offering, the Company received $30,135,000.

           o 227,000 shares were issued at $5.88 to settle third party claims. (August)

           o 395,000 shares were issued to convert $2,103,000 of debt principal and interest to equity at $5 per share. 493,750 warrants with a fair value of $1,602,000 were also issued in the conversion.
               (August)

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

           o 25,000 shares issued for exercise of an option at $.05 per share. (August)

           o 80,000 shares repurchased and subsequently issued to employees under stock program. See Note 15 for details. (July - December)

            Common stock transactions during 1999 were as follows:

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

           o   30,000 shares for services rendered of $31,998. ($1.07) (March).

           o 515,188 shares of stock issued for $1.60 per share, or a total of $628,272. (Net of $196,029 in commission paid in stock of 122,518 shares - see below) (May and June).

           o 122,518 shares issued for commissions on private placement at $1.60 per share. ($1.60 per share) (June).

           o 574,998 shares of stock issued for $1.60 per share for Rate Exchange, Inc. (July).

NOTE 12    COMMITMENTS AND CONTINGENCIES

           In connection with the Company's business activities, it has entered into various leases for office space and related office equipment, including computers. In addition, the Company has entered into various operating leases associated with its delivery hubs, including various telecommunications routing equipment and other infrastructure.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

            Future annual minimum lease payments related to equipment and office space under noncancelable operating leases as of December 31, 2000 were:

                               Year
                               ----

                               2001   $2,236,273
                               2002    2,218,834
                               2003    1,815,766
                               2004    1,158,933
                               2005      173,600

                                      ----------
                                      $7,603,406
                                      ==========


           Rent expense totaled  $2,023,641.62  in 2000,  $42,000 and $0 in 1999 and 1998.

           The Company is also involved in the following legal matters as follows:

           Gregory K. Martin v. NetAmerica., Inc. et al. In the spring of 1999, Gregory K. Martin, a former officer of both NetAmerica (Seattle)(NAI) and the Company, brought suit against the Company and others in the Superior Court of Washington (Civil Action No. 99-2-09171-OSEA). The suit related to, among other things, Mr. Martin's claims for compensation, reimbursement for business expenses, certain insurance benefits, payment of certain other obligations guaranteed by Mr. Martin (or reimbursement of payments made by him as guarantor), payment of certain tax and other obligations of a company referred to as SRG/Quantum that were purportedly assumed by NAI and the Company, issuance of options to purchase stock of the Company and other remedies relating to the terminated acquisition and other transactions. The suit was conditionally settled by an agreement dated May 22, 1999 among NAI (referred to therein as "A1"), the Company and Mr. Martin (with William Fritts undertaking certain limited obligations). Pursuant to that agreement, Mr. Martin took a voluntary non-suit, i.e. dismissed his suit without prejudice. Mr. Martin may have the ability to attempt to void the settlement pursuant to noncompliance on the part of NAI to their part of the settlement. As of December 31, 2000, the Company has fulfilled all of its current obligations under the settlement agreement.

           On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California in the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 and Concentric. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in Superior Court and will soon proceed to arbitration. The Company has recorded an accrual for the estimated amount of this contingency.

           In 1999, RateXchange entered into a term sheet agreement with a vendor to provide specialized consulting and computer programming to assist in RateXchange's business plans and operations in the
           e-commerce niche it was developing. The term sheet was never finalized into a formal agreement, but some services were provided, and certain cash payments were made for the services that were rendered. The term sheet also provided for the vendor to receive a stock position in RateXchange of up to 10% for certain services. In early 2000, the Company entered into discussions with the vendor concerning the 10% stock position in RateXchange because the formal agreement was never completed and the contemplated services were not fully provided. In August 2000, the Company reached an agreement for settlement of the dispute with the vendor, whereby the Company issued 175,000 shares of common

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

           stock, 175,000 warrants and $100,000 in cash. The total market value of the settlement of $1.8 million is recorded in the Company's statement of operations for the year-ended December 31, 2000.

NOTE 13    AGREEMENT WITH AMEREX

           On September 17, 2000, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. Under this agreement, Amerex brokers will execute trades for the sales or purchase of Internet protocol products, telecommunications capacity and/or other telecommunications-related products over the Company's electronic trading system and we will share in the revenues generated by the electronic trading system. In connection with this agreement, we issued to Amerex five warrants for an aggregate of 2,300,000 shares of our common stock with a fair market value of $7,368,000. Two warrants, one for 300,000 shares and one for 500,000 shares, with exercise prices of $4.47 and $4.70 per share, are currently exercisable by Amerex. The remaining three warrants each for 500,000 shares and with exercise prices of $4.92 per share, $5.14 per share and $5.37 per share, will become exercisable upon the earlier of September 17, 2005 or Amerex executing a cumulative minimum of $2,000,000, $5,000,000 and $10,000,000, in value of transactions over our online electronic trading system.

NOTE 14    OPTIONS/WARRANTS FOR PURCHASE OF COMMON STOCK

           Stock Option Plans - Shareholders authorized the 1999 Stock Option Plan during 1999. Shareholders authorized the 2000 Stock Option Plan on April 20, 2000. There are options to purchase 8,000,000 shares authorized for issuance under both plans. On February 24, 2000, the Board authorized additional options to purchase 4,290,000 shares outside of either plan. Total options granted to employees during the first quarter of 2000 for less than fair market value were 3,940,000 for which the Company is recognizing related compensation expense, over the option vesting periods, for the difference between the fair value of the stock on the date of grant, which was $12, and the strike price of the options, which is $7.

           The Company has also granted options and warrants to non-employee consultants totaling 874,620 for which the Company has recorded related expense of $4,302,000 in 2000.

           In September 2000, the Board of Directors approved and issued 2 million options to the Company's new Chief Executive Officer. These options were granted with a strike price equal to the fair value of the Company's stock on the date of grant and vest over various periods.

           Separate from the 2000 and 1999 Plan the Company has also issued warrants that generally expire five years from the date of grant.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

            A summary of option and warrant activity follows:
  Options:                                             2000                             1999
                                        --------------------------------  -------------------------------
                                          Number of     Weighted average   Number of     Weighted average
                                           shares        exercise price      shares       exercise price
                                        -------------  -----------------  ------------  -----------------
  Outstanding at beginning of year         2,990,000         $     2.23             -           $      -
  Granted                                  8,516,900               5.47     3,050,000               2.24
  Exercised                                   25,000               0.05             -                  -
  Canceled                                   899,128               4.84        60,000               2.50
                                        -------------  -----------------  -----------   -----------------
  Outstanding at end of year              10,582,772               4.62     2,990,000               2.23
                                        =============  =================  ============  =================
  Exercisable at end of year               4,819,767               4.12     1,287,500               1.96
                                        =============  =================  ============  =================


  Warrants:                                            2000                             1999
                                        --------------------------------  -------------------------------
                                          Number of     Weighted average   Number of     Weighted average
                                           shares        exercise price      shares       exercise price
                                        -------------  -----------------  ------------  -----------------
  Outstanding at beginning of year           625,000          $    1.74       100,000          $    2.00
  Granted                                  5,172,043               8.74       525,000               1.69
  Exercised                                  325,000               0.80             -                  -
  Canceled                                         -                  -             -                  -
                                        -------------  -----------------  ------------  -----------------
  Outstanding at end of year               5,472,043               8.41       625,000               1.74
                                        =============  =================  ============  =================
  Exercisable at end of year               3,955,043               9.67       625,000               1.74
                                        =============  =================  ============  =================

            As permitted by Financial Accounting Standard 123 "Accounting for Stock-Based Compensation," (FAS 123) the Company has elected to account for its stock option plan under APB No.25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for these plans when options were issued with exercise prices equal to or greater than the fair market value of the Company's stock on the date of grant.

            Had compensation cost for the stock option plan been determined based on FAS 123, the Company's net earnings and earnings per share would have been:

                                                    2000              1999             1998
                                          --------------    --------------    -------------
Net loss
         As reported                      $  (44,728,894)   $   (9,298,789)   $  (3,144,522)
         Pro Forma                        $  (56,341,485)   $  (10,275,351)   $  (3,144,522)

Net loss per share (basic and diluted)
         As reported                      $        (2.69)   $        (0.72)   $       (1.92)
         Pro forma                        $        (3.39)   $        (0.80)   $       (1.92)
                                          ==============    ==============    =============

           The weighted average fair value of options and warrants granted in 2000 was $2.94 and $4.35. The weighted average fair value of options and warrants granted in 1999 was $0.73 and $1.04. The weighted

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

            average fair value of warrants granted in 1998 was $0.74. Each option grant was valued at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          2000          1999
                                                     ------------    -----------
           Risk-free interest rate                        6.23%         5.7%
           Dividend yield                                    0%           0%
           Volatility                                      100%         100%
           Average expected term (years)                     2            2
                                                    ============    ============



           Summary of the outstanding options and warrants issued to third party service  providers  and to  employees as of December 31, 2000 were as follows:
                                                      Outstanding                                Exercisable
                                    -------------------------------------------------    -----------------------------
                                                                          Weighted
                                                        Weighted          Average                          Weighted
                                                         Average         Remaining                          Average
            Rante of exercise         Warrants/         Exercise        Contractual        Warrants/       Exercise
                  prices               Options            Price         Life (years)       Options           Price
           ---------------------    --------------    --------------    -------------    -------------    ------------
           Third Parties

                  $0.05 -  $4.00        1,337,000           $  2.18             3.54        1,182,500       $  2.15
                  $4.01 -  $8.00        3,291,870           $  5.14             4.78        1,665,828       $  4.99
                  $8.01 - $11.00                -           $     -                -                -       $     -
                 $11.01 - $14.40        2,123,173           $ 14.18             3.95        2,123,173       $ 14.18
                                    --------------                                       -------------
           Third Parties                6,752,043                                           4,971,501

           Employees
                  $1.56 - $3.00         2,509,233           $ 2.25              5.22        1,517,476       $  2.16
                  $3.01 - $4.50         2,100,000           $ 3.23              9.77          500,000       $  3.19
                  $4.51 - $5.50                 -           $    -                 -                -       $     -
                  $5.51 - $7.00         4,693,539           $ 6.72              9.21        1,785,833       $  6.87
                                    --------------                                       -------------
           Employees                    9,302,772                                           3,803,309
                                    --------------                                       -------------
           Total                       16,054,815                                           8,774,810
                                    ==============                                       =============

NOTE 15    OTHER EMPLOYEE STOCK PLANS

           In addition to the Stock Option Plans previously discussed, in 2000, the Company implemented an Employee Stock Purchase Loan Program, under this Program, employees are eligible to purchase, subject to specified limits, common shares of the Company in exchange for a note payable to the Company. The face amount of this note receivable is non-recourse while interest payments, at a fixed 9%, are recourse to the employee. During the year, the Company purchased 80,000 of its common shares and immediately

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

           sold them to employees under this Program for notes receivable totaling $487,193 with maturity dates two years from date of issue. During the year, the Company acquired 22,712 shares from certain employees in satisfaction of notes receivable totaling $123,532 and subsequently sold these shares to other employees at the then current market price totaling $53,302.

NOTE 16    RELATED PARTY TRANSACTIONS

           During 1998, the Company entered into a consulting contract with a major shareholder that pays a monthly consulting fee plus an incentive bonus for 1) any successful acquisition of business enterprises, or 2) successful capital funding of at least $5,000,000 in 1998 or 1999. The incentive awards are $250,000 in cash, warrants to purchase 250,000 shares of common stock at $1.00, and a mergers and acquisition fee for any acquisition during 1998 or 1999. During 1999, the Company recorded $315,800 in cash incentives relating to completed financing and merger's and acquisitions fee based on the value of the RateXchange acquisition. During 2000, the Company recorded $259,266 in connection with financing activities and securing various operating leases.

NOTE 17    MINORITY INTEREST

           During 1999, the Company issued 10% of the outstanding shares of its subsidiary, RateXchange, to the chief executive officer of RateXchange as an incentive for employment. The shares were issued at fair value based upon the value of RateXchange at the time of its acquisition. In 2000, the Company reacquired these shares from the officer after his departure from the Company.

NOTE 18    SUBSEQUENT EVENTS

           On March 12, 2001, the Company completed the acquisition of Xpit.com, Inc., a privately held Idaho Corporation. The acquisition enables the Company to offer trading and risk management systems to the futures industry. Xpit will operate as a wholly-owned subsidiary of RateXchange. Under the terms of the transaction, the Company has acquired 100% of the outstanding common shares of Xpit in exchange for $500,000 in cash; a $500,000 two-year note bearing interest at 7%; 2,000,000 Convertible Preferred Shares with a cumulative dividend of 6% based on a share price of $2.75 per share; and $4.9 million in royalty payments tied to the achievement of Xpit's projected revenues from 2001 through 2003. The Convertible Preferred Shares will convert on a one-for-one basis into common shares of the Company at the discretion of the holders.

           On April 9, 2001, the Company created a new subsidiary, RMG Partners, Inc., to provide market based solutions through the use of derivative trading strategies.

           In April, 2001, the Company received an irrevocable commitment from two investors to acquire $9.0 million of newly issued common shares of the Company. The sale of shares will settle on or before July 10, 2001.

                                    FORM 10-K

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Directors of the corporation are listed below.

        Name                Age                               Position
--------------------       ---------       -------------------------------------
D. Jonathan Merriman        40             President and Chief Executive Officer

Patrick Arbor               63             Director

Dean S. Barr                40             Director

David Boren                 41             Director

Michael Boren               38             Director

E. Russell Braziel          50             Director

Donald H. Sledge            60             Chairman of the Board of Directors

Ronald E. Spears            51             Director

Steven W. Town              40             Director



         D. Jonathan Merriman, 40, has served as our Chief Executive Officer and President since October 2000. He has served as a Director since February 2000. In June 1998, Mr. Merriman became Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. He is currently on the Boards of Directors of Leading Brands, Inc., Fiberstars, Inc., SSE Telecom, Inc. and the Internet Venture Fund, LLC. From June 1997, Mr. Merriman served as Managing Director and head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm's Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader/analyst. He has completed coursework at New York University's Graduate School of Business. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College.

         Patrick Arbor, 63, has served as Director of RateXchange since February 2001. Currently an independent futures trader, Mr. Arbor is a principal of the trading firm of Shatkin, Arbor, Karlov & Co. He is a longtime member of the Chicago Board of Trade (CBOT), the world's oldest derivatives exchange, serving as the organization's Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor's other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

         Michael Boren, 38, has served as one of our Directors since April 2001. Mr. Boren is a founder of Xpit and co-owner and co-founder of Sawtooth Investment Management, a limited liability company specializing in arbitrage (low risk) and limited risk investment strategies in government debt, foreign currencies and related derivative securities. Prior to the formation of Xpit in 1999 and Sawtooth in 1995, Mr. Boren was a co-owner and co-founder of Summit Management, which he sold to Refco. Prior to the formation of Summit in 1992, Mr. Boren was a trader and introducing broker specializing in basis trades between various futures and cash securities. Prior to acting as an independent broker, Mr. Boren worked at the Geldermann Group where he developed options trading strategies and hedging programs for institutional accounts. Mr. Boren has a B.A. in economics from Brigham Young University.

         David Boren, 41, has served as one of our Directors since April 2001. Mr. Boren is a founder of Xpit and co-owner and co-founder of Sawtooth Investment Management, a limited liability company specializing in arbitrage (low risk) and limited risk investment strategies in government debt, foreign currencies and related derivative securities. Prior to the formation of Xpit in 1999 and Sawtooth in 1995, Mr. Boren was involved in a variety of sophisticated proprietary trading activities for Goldman Sachs in New York and Tokyo. Mr. Boren has a B.A. in Economics from Brigham Young University and an M.B.A from Harvard Business School.

         Donald H. Sledge, 60, has served as Chairman of our Board of Directors since February 2000. He also served as Chief Executive Officer from February 2000 until October 2000. He was a Director from September 1999 to February 2000, and from September 1999 until February of 2000 he served as President, Chief Executive Officer and Chairman of our subsidiary RateXchange I, Inc. Mr. Sledge is currently a general partner in Fremont Communications, a venture capital fund, based in San Francisco. From 1996 to September 1999, Mr. Sledge was president and Chief Executive Officer of TeleHub Communications Corporation, a next generation ATM-based telecommunications company. From 1994 to 1995, Mr. Sledge served as President and Chief Operating Officer of WCT, a $160-million long distance telephone company that was one of Fortune Magazine's 25 fastest growing public companies before it was acquired by Frontier Corporation. From 1993 to 1994, Mr. Sledge was head of operations for New T&T, a Hong Kong-based start-up. He was Chairman and Chief Executive Officer of New Zealand Telecom International from 1991 to 1993 and a member of the executive board of TCNZ, where he led privatization and public offerings and served as managing director of New Zealand's largest operating telephone company, Telecom Auckland Ltd. One of the subsidiaries of Telehub Communications, Telehub Network Services Corporation, filed for bankruptcy several months after Mr. Sledge resigned from Telehub. Mr. Sledge also served as president and Chief Executive Officer of Pacific Telesis International. Since November 1997, Mr. Sledge also has served on the Board of Directors of eGlobe, Inc., a voice-based applications services provider. Mr. Sledge holds a Masters of Business Administration and Batchelor of Arts degree in industrial management from Texas Technological University.

         Dean S. Barr, 40, has served as one of our Directors since November 2000. Mr. Barr is currently the Global Chief Investment Officer of Deutsche
Asset Management, a position he has held since 1999. In this role, Mr. Barr is responsible for $600 billion in investment assets worldwide for Deutsche Bank. Before joining Deutsche Bank, Mr. Barr served as Global Chief Investment Officer of Active Strategies and Global Director of Research at State Street Global Advisors where he was responsible for $120 billion in active investment assets. Mr. Barr co-founded and served from 1988 to 1997 as Chief Executive Officer of Advanced Investment Technology, a quantitative asset manager with $1 billion in assets under management, until State Street Global Advisors purchased Advanced Investment Technology. Mr. Barr began his career in 1984 at Goldman Sachs where he worked on early trading applications for computer program trading. Mr. Barr received his undergraduate degree from Cornell University and received his Masters in Business Administration from New York University.

         E. Russell "Rusty" Braziel, 50, has served as a Director of RateXchange since February 2001. Mr. Braziel is founder and CEO of Netrana, LLC, a consulting and software venture that brings innovative market services, software solutions and liquidity formation methodologies to a broad range of vertical electronic markets. Previously, in 1996, Mr. Braziel founded Altra Energy Technologies, a world leader in enterprise-wide business solutions, delivering electronic trading platforms, transaction management products and integration services for the energy industry. Under Mr. Braziel's leadership, Altra grew from a small project team to a company conducting billions in e-commerce each month. Mr. Braziel serves on various Boards of Directors and advisory boards, providing insight into the development of a number of B2B exchanges, professional services firms, and software companies. Mr. Braziel received his undergraduate degree in finance and his Masters in Business Administration from Stephen F. Austin University.

         Ronald E. Spears, 51, has served as one of our Directors since March 2000. Throughout his 20-year career, he has managed telecommunications and professional service start-ups, as well as established long distance powerhouses. Since June 2000, Mr. Spears has led the formulation and implementation of corporate-wide development related to strategic planning, marketing and communications, business alliances as Vaultus', formerly MobileLogic, President and Chief Executive Officer. Mr. Spears joined Vaultus after serving as the President and Chief Executive Officer of CMGI Solutions, an enterprise focused Internet solutions provider from April 1999 to May 2000. Before joining CMGI Solutions, Mr. Spears served as president and COO of e.spire Communications, one of the nation's fastest growing integrated communications providers, from February 1998 to April 1999 where he managed day-to-day business operations and saw significant growth in revenue and market share. From June 1995 to January 1998 he was corporate vice president at Citizens Utilities, managing that company's independent telephone company operations in 13 states. He also served as President of MCI WorldCom, Inc.'s Midwest Division from 1984 to 1990. A pioneer of the competitive long distance industry, Mr. Spears began his career in telecommunications as a manager of AT&T Longlines in 1978, following eight years as an officer in the U.S. Army. He is a graduate of the United Military Academy at West Point and also holds a Master's Degree in Public Service from Western Kentucky University.

         Steven W. Town, 40, has served as one of our Directors since October 2000. Mr. Town currently serves as Co-Chief Executive Officer of the Amerex Natural Gas, Amerex Power and Amerex Bandwidth, Ltd. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. During Mr. Town's tenure as Co-Chief Executive Officer, the Amerex companies have become the leading brokerage organizations in their respective industries. Amerex currently provides energy, power and bandwidth brokerage services to many of the energy companies. Mr. Town is a graduate of Oklahoma State University.

OTHER KEY EMPLOYEES

         Michael Cairns, 41, is Senior Vice President of Finance and Chief Accounting Officer for RateXchange. He brings to RateXchange seventeen years of experience in finance and accounting with an extensive background in the financial services industry. Mr. Cairns joined RateXchange from Transamerica Corporation where he worked from 1989 to 2000. While at Transamerica, Mr. Cairns served as the Corporate Director of Accounting and successfully led many cross-functional projects, including systems implementations, derivatives accounting and operations and financial engineering projects. Prior to Transamerica, Mr. Cairns was an audit manager for Deloitte & Touche from 1987 to 1989 in New York City where he worked primarily on audit and consulting engagements for financial services companies. Mr. Cairns started his career with KPMG Peat Marwick in 1983. Mr. Cairns received his B.S. degree from the
University of Hartford, his MBA from the University of California at Berkeley and he is a CPA.

         Nick Cioll, 42, is our Senior Vice President of Trading Operations. We hired Mr. Cioll in 1999. Mr. Cioll brings to us a broad range of experience, including business-to-business E-commerce, and trading and commodities expertise from the electricity, energy, chemicals and metals industries. He was the Chief Financial Officer of an affiliate of Freeport McMoRan from 1993 to 1995. From 1998 to 1999, Mr. Cioll was the Vice President of Marketing and Business Development for Automated Power Exchange, a leading business-to-business exchange in electricity. From 1988 to 1990, Mr. Cioll was the commodities manager at Kaiser Aluminum. Mr. Cioll has a Bachelor of Science degree in economics, a Masters in Business Administration and a Master of Science degree in finance equivalency, and is a licensed certified public accountant.

         Rob Ford, 41, serves as Chief Operating Officer for Ratexchange. He brings 18 years of executive and operations experience to the Company. Prior to joining RateXchange, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specializes in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. Previously, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, now a wholly-owned subsidiary of Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company. Prior to that, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy at Tufts University and a BA with high distinction from Dartmouth College.

         Stephen E. Kanaval, 43, has served as our Senior Vice President of Derivatives since 2000. Before joining us, Mr. Kanaval served as Senior Vice President of Equity Capital Markets Group at First Security Van Kasper from 1999 to 2000. In this capacity, he oversaw the Listed and OTC trading departments, and was responsible for capital commitment for the firm. He was on the merger committee for the Wells Fargo merger, and directed the expansion of the trading floor. Mr. Kanaval previously was director of Market Neutral trading for Husic Capital from 1997 to 1998 where he worked on a team managing $300 million in assets within the firm. Before Husic, Mr. Kanaval was Founder, President and Chief Executive Officer of Chicago Arbitrage Group from 1988 to 1998, a derivatives trading firm in Chicago specializing in developing trading strategy and execution for institutions and high net worth clients. He was on the original Futures Task Force at Morgan Stanley from 1984 to 1987 and was floor manager for Index Arbitrage Trading for Morgan Stanley at the Chicago Mercantile Exchange. He also was a market maker at the Chicago Mercantile Exchange on and off for two decades. Mr. Kanaval attended Franklin University School of Business in Columbus Ohio.

         Russell   Matulich,   37,  is  our  Senior  Vice   President  of  Sales
Origination. We hired Mr. Matulich in 1999. As the vice president of global sales and marketing for WorldPort Communications from 1998 until 1999, Mr. Matulich managed a global sales force that targeted carriers, high-end corporate accounts and internet service providers, primarily in Europe. From 1997 to 1998 Mr. Matulich held the position of Vice President of Carrier Sales at Frontier Telecommunications. Mr. Matulich is a sales and marketing executive with over 15 years of experience in the development, implementation and management of innovative and highly successful sales and marketing programs for both start-up venture and world-leading telecommunications corporations competing in international markets.

         There is no family relationship among any of the foregoing officers or between any of the foregoing officers and any director of the Corporation.

         The information set forth under the caption  "Section 16(a)  Beneficial
Ownership   Reporting   Compliance"  in  the  Proxy   Statement  of  RateXchange
Corporation dated April 20, 2001 is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

         The information set forth under the captions "Director Compensation and Benefits" and "Executive Compensation and Other Information" in the Proxy Statement of RateXchange Corporation dated April 20, 2001 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the captions "Principal Stockholders" and "Stockholdings of Directors and Executive Officers" in the Proxy Statement of RateXchange Corporation dated April 20, 2001 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the captions "Director Compensation and Benefits," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement of RateXchange Corporation dated April 20, 2001 is incorporated herein by reference.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following constitutes a list of Financial Statements, Financial Statement Schedules, and Exhibits required to be used in this report:

1.       Financial Statements - Included in Part II, Item 8 of this report:

         Reports of Independent Public Accountants

         Consolidated  Balance  Sheet as of December  31, 2000 and  December 31,
         1999

         Consolidated Statement of Operations for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

         Consolidated Statement of Stockholders' Equity for the period December 31, 1997 to December 31, 2000

         Consolidated Statement of Cash Flows for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

         Notes to Consolidated Financial Statements for the years ended December 31, 2000, December 31, 1999, and December 31, 1998

2.       Financial Statement Schedules - included in Part IV of this report:

         The required schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

3.       Exhibits

         The exhibits filed with this report are listed in the exhibit index on page 54.

4.       Reports on Form 8-K:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RATEXCHANGE CORPORATION

April 16, 2001                         By:      /S/  D. Jonathan Merriman
--------------                                  -------------------------------
                                                D. Jonathan Merriman, President,
                                                Chief Executive Officer and
                                                Director

         Pursuant to the  requirements  of the  Securities  and  Exchange Act of
1934,  this report has been signed below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.
/S/  D. Jonathan Merriman                           President, Chief Executive               April 16, 2001
--------------------------------------------        Officer and Director                     --------------
D. JONATHAN MERRIMAN


/S/  Michael Cairns                                 Principal Financial and Accounting       April 16, 2001
--------------------------------------------        Officer                                  --------------
MICHAEL CAIRNS


/S/  Patrick Arbor                                  Director                                 April 16, 2001
--------------------------------------------                                                 --------------
PATRICK ARBOR


/S/  Dean Barr                                      Director                                 April 16, 2001
--------------------------------------------                                                 --------------
DEAN BARR


     Michael Boren                                  Director                                 April 16, 2001
--------------------------------------------                                                 --------------
MICHAEL BOREN


     David Boren                                    Director                                 April 16, 2001
--------------------------------------------                                                 --------------
DAVID BOREN


/S/  E. Russell Braziel                             Director                                 April 16, 2001
--------------------------------------------                                                 --------------
E. RUSSELL BRAZIEL


/S/  Steven Town                                    Director                                 April 14, 2001
--------------------------------------------                                                 --------------
STEVEN TOWN


/S/   Donald Sledge                                 Chairman of the Board                    April 16, 2001
--------------------------------------------                                                 --------------
DONALD SLEDGE


     Ronald Spears                                  Director                                 April 16, 2001
--------------------------------------------                                                 --------------
RONALD SPEARS

                                 EXHIBIT INDEX
Exhibit
  No.                            Description
  ---                            -----------

2.1 Acquisition agreement between RateXchange Corporation and Xpit.com Inc., date March 12, 2001.

3.1      Certificate of  Incorporation,  as  amended  (incorporated  herein   by
         reference to Exhibit 3.1 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3 Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.1+ Employment Agreement between RateXchange and Edward Mooney dated April 1, 1999 (incorporated by reference to Exhibit 10.3 to RateXchange's Form 10-Q for the quarter ended September 30, 1999).

10.2 Promissory Note of Edward Mooney dated December 18, 1998 (incorporated herein by reference to Exhibit 10.4 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.3+ Form of Severance Agreement between RateXchange and Edward Mooney(incorporated herein by reference to Exhibit 10.5 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316))..

10.4+ Employment Agreement between RateXchange and Douglas Cole dated April 1, 1999 (incorporated herein by reference to Exhibit 10.6 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.5+ Form of Severance Agreement between RateXchange and Douglas Cole (incorporated herein by reference to Exhibit 10.7 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316))..

10.6+ Employment Agreement between RateXchange I, Inc. and Donald H. Sledge dated September 15, 1999 (incorporated herein by reference to Exhibit
         10.8 to RateXchange's Registration
         Statement on Form S-1 (Reg. No. 333-53316))..

10.7+ Amendment No. 1 to Employment Agreement of Donald H. Sledge dated October 5, 2000 (incorporated herein by reference to Exhibit 10.9 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.8+ Employment Agreement between RateXchange and Ross Mayfield dated July 2, 1999 (incorporated herein by reference to Exhibit 10.10 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.9+ Separation Agreement between RateXchange and Ross Mayfield dated August 18, 2000 (incorporated herein by reference to Exhibit 10.11 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.10+ Employment Agreement between RateXchange and Paul Wescott dated July 5, 2000 (incorporated herein by reference to Exhibit 10.12 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.11+ Separation Agreement between RateXchange and Paul Wescott dated August 28, 2000 (incorporated herein by reference to Exhibit 10.13 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.12+ Employment Agreement between RateXchange and Philip Rice dated February 29, 2000 (incorporated herein by reference to Exhibit 10.14 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316))..

10.13+ Employment Agreement between RateXchange and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.14+ 1998 Employee/Consultant Stock Compensation Plan (incorporated herein by reference to Exhibit 10.1 to RateXchange's Registration Statement on Form S-8 (Reg. No. 333-65729)).

10.15+   1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1
         to  RateXchange's   Registration   Statement  on  Form  S-8  (Reg.  No.
         333-43776)).

10.16+ Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between RateXchange and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to RateXchange's Registration Statement on Forms S-8 (Reg. No. 333-43776).

10.17+ Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+ 2000 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.20 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-53316)). .

10.19 Advisory Agreement between RateXchange and Maroon Bells Capital Partners, Inc. dated December 15, 1998 (incorporated by reference to
         Exhibit 10.12 to RateXchange's Form 10-K/A for the year ended December 31, 1999).

10.20    Promissory   Note  of   Theodore   Swindells   dated   March  30,  1999
         (incorporated by reference to Exhibit 10.13 to RateXchange's Form 10-K/A for the year ended December 31, 1999).

10.21    Term Sheet dated July 23, 1999 between RateXchange I, Inc. and Ultimate
         Markets,   Inc.   (incorporated   by  reference  to  Exhibit  10.14  to
         RateXchange's Form 10-K/A for the year ended December 30, 1999)

10.22 Settlement Agreement and Full General Mutual Release by and between RateXchange and Ultimate Markets, Inc., dated August 28, 2000
         (incorporated by reference to Exhibit 10.6 to RateXchange's Form 10-Q for the quarter ended September 30, 2000).

10.23 Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.24*   Agreement  between   RateXchange  and  Amerex  Bandwidth,   Ltd.  Dated
         September 17, 2000, including Warrants.

10.25 Multi Site Colocation Commitment Agreement by and between RateXchange and COLO.com dated February 17, 2000.

10.26 Co-location License by and between RateXchange and Switch & Data Facilities Company dated March 1, 2000.

10.27 Facilities Management Agreement between RateXchange and Telecity UK Limited dated July 11, 2000 (incorporated by reference to Exhibit 10.2 to RateXchange's Form 10-Q for the quarter ended September 30, 2000).

10.28    Master   Agreement   between   RateXchange  and  Science   Applications
         International Corporation dated February 2, 2000.

21.1 List of Subsidiaries of RateXchange (incorporated herein by reference to Exhibit 21.1 to RateXchange's Registration Statement on Form S-1 (Reg. No. 333-37004)).

27.      Financial Data Schedule

+        Represents management contract or compensatory plan or arrangement.

* Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without such redaction pursuant to our Application Requesting Confidential Treatment under Rule 406 of the Securities Act, which request has been granted by the Securities Exchange Commission