Form 10-Q
period 2001-03-31
RATEXCHANGE CORP
filed 2001-05-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                         Commission File No. 33-19139-NY

                             RATEXCHANGE CORPORATION
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                      11-2936371
    ---------------------------------                   ------------------------
       (State or Other Jurisdiction                     (IRS Employer ID Number)
    of Incorporation or Organization)

185 Berry Street, Suite 3515, San Francisco, CA                    94107
-----------------------------------------------               --------------
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

                17,783,000 shares common stock as of May 11, 2001
                                (Title of Class)

                                                      Page 20
                                              RATEXCHANGE CORPORATION
                                                     FORM 10-Q
                                       FOR THE QUARTER ENDED MARCH 31, 2001

PART I - FINANCIAL INFORMATION                                                                            Page

     Item 1 -

         Financial Statements

              Consolidated balance sheet as of March 31, 2001 (unaudited) and December 31, 2000             3

              Consolidated statement of operations (unaudited) for the three months ended March 31, 2001
                  and 2000                                                                                  4

              Consolidated statement of cash flows (unaudited) for the three months
                  ended March 31, 2001 and 2000                                                             5

              Notes to consolidated financial statements                                                    6

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                         8

     Item 3 -

         Quantitative and Qualitative Disclosures About Market Risk                                        18

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                                                            19

     Item 2 - Changes in Securities                                                                        19

     Item 6 - Exhibits and Reports on Form 8-K                                                             19

SIGNATURES                                                                                                 19

                                          Part I - Financial Information


Item 1.       Financial Statements
                                              RATEXCHANGE CORPORATION
                                           (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEET

                                       ASSETS                                               March 31,               December 31,
                                                                                          ---------------         ---------------
                                                                                               2001                    2000
                                                                                            Unaudited
                                                                                          ---------------         ---------------
Current assets
         Cash and cash equivalents                                                              $602,428              $2,115,152
         Accounts receivable (net of an allowance for doubtful accounts
            of $4,960 at March 31, 2001 and December 31, 2000)                                    58,828                  41,170
         Investment securities available for sale                                              7,487,279              12,124,635
         Interest receivable                                                                     147,309                 204,755
         Prepaid expenses                                                                         98,025                 116,360
                                                                                          ---------------         ---------------
                  Total current assets                                                         8,393,869              14,602,072

Property, equipment and software (net of accumulated depreciation of                           6,478,461               1,401,888
                $636,782 and $240,791 in 2001 and 2000)

Other assets
         Investment in affiliate                                                                  75,000                  75,000
         Deposits                                                                                158,530                 184,856
                                                                                          ---------------         ---------------
Total assets                                                                                 $15,105,860             $16,263,816
                                                                                          ===============         ===============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Accounts payable and accrued expenses                                               $ 2,041,475             $ 2,600,870
         Notes payable                                                                           500,000                       -
                                                                                          ---------------         ---------------
                  Total current liabilities                                                    2,541,475               2,600,870

Stockholders' equity
         Preferred stock, $.0001 par value, 60,000,000 shares authorized;
           2,000,000 issued and outstanding                                                          200                       -
         Common stock, $.0001 par value; 300,000,000 shares
            authorized; issued and outstanding: 17,783,000 shares
            in 2001 and 2000                                                                       1,778                   1,778
         Additional paid-in capital                                                           78,129,884              72,132,890
         Accumulated deficit                                                                 (65,034,627)            (57,393,548)
         Notes receivable on sales of common stock                                              (363,661)               (363,661)
         Accumulated other comprehensive loss                                                   (169,189)               (714,513)
                                                                                          ---------------         ---------------
                  Total stockholders' equity                                                  12,564,385              13,662,946
                                                                                          ---------------         ---------------
Total liabilities and stockholders' equity                                                   $15,105,860             $16,263,816
                                                                                          ===============         ===============

See notes to financial statements

                                              RATEXCHANGE CORPORATION
                                           (A Development Stage Company)

                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                      Beginning of
                                                                                                       Development
                                                                                                    Stage (September
                                                                   Three Months ended                   30, 1998)
                                                                         March 31,                   through March
                                                                        (unaudited)                     31, 2001
                                                                2001                2000               (unaudited)
                                                            --------------    ------------------    ------------------
                                                                                  Restated
REVENUE
Trading and Consulting                                           $339,828                     -              $431,051

EXPENSES
Selling, general and administrative
(includes   non-cash   expenses  of   $1,585,000   and
$9,088,000  for the  three  month  period  in 2001 and          7,190,916                                  58,812,812
2000)                                                                              $12, 481,209
Write off advances to potential investee                                -                     -             1,298,681
Depreciation and amortization                                     395,994                24,097               637,539
Purchase of subsidiaries (non-cash)                                     -                     -             1,597,118
                                                            --------------    ------------------    ------------------

     Total expenses                                             7,586,910            12,505,306            62,346,150

OTHER INCOME (EXPENSES)

Interest income                                                   150,277                58,867             1,321,469
Interest expense                                                        -              (150,896)           (1,852,505)
Loss on sale of security                                         (544,274)                    -              (544,274)
Other expense                                                           -                     -            (1,822,875)
                                                            --------------    ------------------    ------------------
Loss before taxes                                              (7,641,079)          (12,597,335)          (64,813,284)

Income tax provision (benefit)                                          -                     -                     -

                                                            --------------    ------------------    ------------------
NET LOSS                                                      ($7,641,079)         ($12,597,335)         ($64,813,284)
                                                            ==============    ==================    ==================

Basic and diluted net loss per share                               ($0.43)               ($0.85)
Weighted average number of common shares                       17,783,000            14,820,000
                                                            ==============    ==================

See notes to financial statements

                                              RATEXCHANGE CORPORATION
                                           (A Development Stage Company)
                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                   Beginning of
                                                                                                                 the Development
                                                                                                                 Stage September
                                                                                 For the three months              30, 1998 to
                                                                                    ended March 31,                 March 31,
                                                                                2001               2000                2001
                                                                           ---------------     --------------    -----------------
                                                                            (Unaudited)         (Unaudited)         (Unaudited)
                                                                                                (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                    $(7,641,079)      $(12,597,335)        $(64,813,284)
  Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                            395,994             24,097              636,785
         Write off advances to potential investee                                                                         206,898
         Stock options and warrants granted to service providers and
         strategic partners                                                       254,559                              17,644,772
         Stock options granted to employees below fair market value               724,140          7,566,083           11,115,572
         Stock options - termination adjustment                                   565,875                  -            1,612,333
         Warrants issued in relation to bridge financing                                -                  -            1,657,988
         Warrants for purchase of common stock issued for services                      -          1,522,264            1,559,461
         Loss on sale of security                                                 544,274                                 544,274
         Purchase of outstanding shares of RateXchange                                  -                  -            1,507,408
         (Increase) decrease in security deposits                                  26,325           (133,080)            (158,531)
         (Increase) decrease in interest receivable and other advances            108,216            142,850             (254,069)
         Increase (decrease) in accounts payable and accrued expenses            (586,536)         1,672,961            1,904,821
                                                                           ---------------     --------------    -----------------
                  Net cash used in operating activities                        (5,608,232)        (1,802,162)         (26,835,572)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for purchase of equipment and software                          (542,900)          (505,413)          (2,185,580)
         Purchase of Halo Stock                                                         -                  -             (631,251)
         Purchase of investments available for sale                                     -                  -          (32,975,313)
         Sale of investments available for sale                                 4,638,408                  -           25,405,821
         Investment in Affiliates                                                       -                  -              (75,000)
                                                                           ---------------     --------------    -----------------
                  Net cash provided (used) by investing activities              4,095,508           (505,413)         (10,461,323)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and other debt                                                           -          1,200,000            1,500,000
         Proceeds from common stock sales (net)                                         -         30,135,000           35,242,893
         Proceeds from notes receivable                                                 -          1,528,160            1,590,319
         Loan to employee stock purchase program                                        -                  -             (433,889)
                                                                           ---------------     --------------    -----------------
                  Net cash provided by financing activities                             -         32,863,160           37,899,323

                                                                           ---------------     --------------    -----------------
DECREASE IN CASH AND CASH EQUIVALENTS                                         (1,512,724)         30,555,585              602,428

CASH and CASH EQUIVALENTS BEGINNING OF PERIOD                                  2,115,152             451,615                    -
                                                                           ---------------     --------------    -----------------
CASH and CASH EQUIVALENTS END OF PERIOD                                       $  602,428         $31,007,200         $    602,428
                                                                           ===============     ==============    =================

See notes to financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   INTERIM FINANCIAL STATEMENTS AND BACKGROUND AND HISTORY

         The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been audited. The results of operations and cash flows for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001.

         RateXchange Corporation (the Company) is a consolidated group of companies including the parent corporation, RateXchange Corporation (RateXchange Corp.), and its subsidiaries, RateXchange I, Inc., Xpit Corporation, and PolarCap, Inc. (PolarCap). PolarCap is in the process of being liquidated.

         RateXchange Corp. (formerly NetAmerica.com Corporation) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. The Company's operating subsidiary RateXchange I, Inc., a Delaware corporation organized in June 1999, has developed proprietary trading software to support its electronic trading system for bandwidth and other telecommunications products. In March 2001, the Company acquired Xpit.com. This acquisition enables the Company to offer trading and risk management systems to the futures industry.

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

         In connection with the preparation of the Company's financial statements for the year ended December 31, 2000, the Company discovered a computational error in the amount of $1,522,264 related to a fair value calculation for warrants issued to service providers during the first quarter of 2000. This correction was made in the year-end financial statements. As a result, the first quarter 2000 consolidated statement of operations and statement of cash flows have been restated to reflect a non-cash increase in selling, general and administrative expenses. This adjustment had no impact on total stockholders equity of the Company as of March 31, 2000.

         From inception, the Company has been primarily engaged in organizational activities, including designing and developing its website, recruiting personnel, establishing office facilities, raising capital, developing infrastructure and developing a marketing plan. The Company began revenue generation activities in 1999 but nominal revenue has been generated as of March 31, 2001. Accordingly, the Company is classified as a development stage company. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including increasing its customer base, implementing and successfully executing its business and marketing strategy and hiring and retaining quality personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 2   CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

         We consider all highly liquid investment securities with maturities from date of purchase of three months or less to be cash equivalents. Short-term investments consist of debt securities with maturities between three months and twelve months.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. At March 31, 2001, the company's investment in securities available for sale had a amortized cost of $7,651,953. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

NOTE 3   SERIES A PREFERRED STOCK

         In the first quarter of 2001, in connection with the acquisition of Xpit.com, the Company issued 2 million shares of its Series A Convertible Preferred Stock with a cumulative dividend of 6%. The 6% dividend is based on a share price of $2.75 per share to be paid in additional shares of Series A Preferred Stock. The Series A Preferred Stock is convertible into common shares of the Company at an initial exchange rate of $2.75 subject to adjustment in subsequent periods as described in the Certificate of Designation for the Series A Convertible Preferred Stock. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such share of Series A Preferred Stock could then be converted. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of common stock, the aggregate amount of $2.75 per share (as adjusted for any stock dividend, combinations, or splits with respect to such shares). The Series A preferred stock is not redeemable.

NOTE 4   LOSS PER SHARE AND AVERAGE SHARES OUTSTANDING

         Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock ($17,000 in the first quarter of 2001), by the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock on shares of common stock were not included in computing diluted loss per share because their effects were antidilutive. (10,154,000 options, 5,652,000 warrants and 2,000,000 convertible preferred shares).

NOTE 5   COMMITMENTS AND CONTINGENCIES

         The Company is involved in the following lawsuit:

         On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 Internet and Concentric related to the Company's former operations during 1999. Concentric is asking for compensatory damages of at least $167,794, restitution, costs and attorney fees. The matter is currently pending in arbitration. The Company has recorded an accrual for the estimated amount of this contingency.

NOTE 6   COMPREHENSIVE LOSS

         The comprehensive loss for the first quarter of 2001 and 2000 was:

                                                                     Three Months Ended March 31,
                                                                       2001               2000
                                                                   -------------    --------------
                  Net loss                                         $(7,641,079)     $(12,597,335)
                  Other Comprehensive Income:
                  Unrealized gains (losses) on investments              (1,050)                 -
                                                                   -------------    --------------
                  Comprehensive loss                               $(7,642,129)     $(12,597,335)

NOTE 7   ACQUISITION OF SUBSIDIARY

         On March 12, 2001, the Company completed the acquisition of Xpit.com, Inc. ("Xpit"), a privately held Idaho Corporation for $5.5 million in preferred stock, cash and notes payable. The acquisition enables the Company to offer trading and risk management systems to the futures industry. Xpit will operate as a wholly-owned subsidiary of RateXchange. Under the terms of the transaction, the Company acquired 100% of the outstanding common shares of Xpit in exchange for $500,000 in cash; a $500,000 two-year note bearing interest at 7%; 2,000,000 Series A Convertible Preferred Shares; and $4.9 million in royalty payments tied to the achievement of Xpit's projected revenues from 2001 through 2003. The acquisition price of $5.5 million has been allocated primarily to the software technology acquired.

NOTE 8   NEW ACCOUNTING STANDARD

         In the first quarter of 2001, the Company was required to adopt the provisions of Financial Accounting Standard Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133) as amended by FAS 137 and FAS 138. This statement establishes accounting and reporting standards for derivative contracts and for hedging activities. As the Company does not currently use any derivative instruments or engage in hedging activities, adoption of this new standard had no impact on the Company's consolidated results of operations or consolidated financial position.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         We provide trading, consulting and information services enabling market participants to maximize their assets. These trading solutions allow network providers, energy merchants, financial institutions, and commodity managers engaged on the RateXchange Trading System (RTS) and RateXchange Futures System (RFS) the ability to trade bandwidth and futures globally. Our consulting solutions practice provides asset valuation tools, risk management strategies and analytics. The information solutions group provides pricing information, market research, and industry background. We are a trading solutions company enabling the creation of liquid marketplaces for bandwidth and other telecommunications products.

General Development of Business

         During the first quarter of 2001, we made certain additions to our management team to reflect our focus on providing trading solutions products to a wide range of market participants.

         In February, 2001, Patrick Arbor, former Chairman of the Chicago Board of Trade, and E. Russell Braziel, former Chairman of Altra Energy Technologies, Inc. were elected to our Board of Directors.

         On March 21, 2001, we signed an agreement with TeleCity, Plc., a European managed services provider, marking the launch of our Internet access brokering service, "IP Access". This new product offering will allow ISPs, carriers, other service providers and major enterprises to purchase quality-assured Internet access bandwidth from major backbone ISPs. TeleCity is building and will manage the physical exchange facilities upon which the RateXchange Trading System (RTS) will operate. The service will be launched initially in London and expanded to other TeleCity locations later in the year.

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

         Subsequent to the end of the first quarter, on April 9, 2001, we announced the formation of RMG Partners, Corporation., a wholly owned subsidiary, created to provide market-based solutions through the use of derivative trading strategies. To provide these services, we hired a group of six employees who formerly served as a transaction structuring and execution team at Wells Fargo Van Kasper, Inc.

Results of Operations for Three Months Ended March 31, 2001

         The following table summarizes our results of operations for the first quarter of 2001, compared to the same period of 2000.

                                                        Three Months Ended
                                                             March 31
                                                  ------------------------------
                                                     2001             2000
                                                  -------------   --------------
                                                                     Restated
                 Revenue                              $340,000               -
                 Expenses (including selling,      $(7,587,000)    $(12,505,000)
                  general and administrative)
                 Net loss                          $(7,641,000)    $(12,597,000)

Revenue

         We generated revenue of $340,000 during the first quarter of 2001 from consulting, trading commissions and banner ads. We generated no revenue in the comparable period of 2000.

Expenses

         Our total expenses were $7,587,000 in the first quarter of 2001 compared to $12,505,000 in the comparable period of 2000. The major components of our expenses were:

         Non-cash Expenses

         o $724,000 in the first quarter of 2001 compared to $7,566,000 in the first quarter of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

         o $566,000 in the first quarter of 2001 for option revaluation related to terminated employees. There were no such expenses in the first quarter of 2000;

         o $255,000 in the first quarter of 2001, compared to $1,522,000 in the first quarter of 2000, for options granted to service providers.

         Cash Expenses

         o $1,285,000 in payroll costs during the first quarter of 2001 compared to $1,123,000 in the first quarter of 2000;

         o $1,032,000 in outside services during the first quarter of 2001 compared to $607,000 during the first quarter of 2000, and;

         o $1,823,000 in the first quarter of 2001 compared to $290,000 in the first quarter of 2000 for delivery equipment costs.

Interest Income:

         Interest income for the first quarter of 2001 was $150,000 compared to $59,000 for the same period in 2000. The increase in interest income is due to interest earned on a larger average investment portfolio.

Net Loss:

         During the first quarter of 2001, we incurred a loss of $7,641,000 compared to $12,597,000 during the same period in 2000. The major components of the net loss for the first quarter of 2001, were non cash expenses for stock options and warrants to purchase company stock of $1,585,000 and expenditures associated with developing the business of $6,396,000. Because we are developing a unique electronic trading system, we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

Liquidity and Capital Resources

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.

         We had working capital of $5,848,000 at March 31, 2001 compared to $12,001,000 on December 31, 2000.

         In April, 2001, the Company received an irrevocable commitment from two investors to acquire a total of $9.0 million of newly issued common shares of the Company. The sale of shares will settle on or before July 10, 2001. These funds should be sufficient to cover our operations and working capital requirements for the next twelve months. We are taking the following steps to achieve profitability:

         o    We are pursuing additional revenue generating opportunities;

         o We have exited the delivery hub business and are exploring potential sales to operators of delivery hubs whereby they would operate and own our delivery hub equipment;

         o    We are reducing our personnel costs; and

         o    We are reducing our marketing and public relations costs.

         In addition, we have substantially completed the development of the RateXchange Trading System and do not anticipate significant expenditures related to it. Nevertheless, we may need to seek additional financing sooner than expected in order to accelerate market penetration through mergers, acquisitions or additional strategic relationships. As the Company has exited from the delivery hub business, we are currently in the process of assessing the status and likely use of the operating leases covering the related equipment and facilities. We expect to make final determination as to the likely use of these leases in the near future and may take a non-cash charge at that time.

         Our operating activities used $5,608,000 during the first quarter of 2001 due primarily to:

         o    Costs   associated  with   accelerating   the  deployment  of  the
              RateXchange Trading System;

         o    increased business development activities;

         o    delivery hub infrastructure.


         Our investing activities generated $4,096,000 during the first quarter of 2001, due to sales of investments.

         We are executing an overall business plan that requires significant additional capital for among other uses:

         o    expansion into new domestic and international markets;

         o    development of additional products and services, and

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

         o    Continue to develop and upgrade our electronic trading system.


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

         We are a development stage company. Our activities to date have concentrated primarily on planning and developing our electronic trading system for trading bandwidth and other telecommunications products. In September 2000, we began operating the RateXchange Trading System for trading bandwidth. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. There can be no assurance that we will be successful in addressing these risks, and our failure to do so could have a material adverse effect on our business and results of operations.

         We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

         At March 31, 2001, our accumulated deficit since inception was $64,813,000, including $35,138,000 related to stock grants, options and warrants. For the first quarter of 2001, we incurred a net loss of $7,641,000, including $1,585,000 related to stock grants and warrants. We have incurred a net loss in each year of our existence, and have financed our development stage operations primarily through sales of equity securities. We have recorded nominal revenues from operations. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2001. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is considered by management to be material to the conduct of our business, operations or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

         a) Not applicable.

         b) Not applicable.

         c) In March 2001, we issued 2,000,000 shares of our preferred stock in partial consideration of our acquisition of Xpit.com Inc.

         d) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

         Exhibit No.                      Exhibit Name
         -----------                      ------------
         27.1                             Financial Data Schedule

         b) Reports on Form 8-K

         On March 16, 2001 we filed a Form 8-K announcing that we had acquired Xpit.com Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Dated this 14th day of May, 2001.

                                     RATEXCHANGE CORPORATION


                                     By:  /s/ MICHAEL CAIRNS
                                          -----------------------------------
                                          Michael Cairns
                                          Senior Vice President Finance and
                                          Chief Accounting Officer