Form 10-Q
period 2001-06-30
RATEXCHANGE CORP
filed 2001-08-17
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                         Commission File No. 33-19139-NY

                             RATEXCHANGE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                       11-2936371
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (IRS Employer ID Number)
 Incorporation or Organization)

185 Berry Street, Suite 3515, San Francisco, CA              94107
-----------------------------------------------            ----------
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

         YES _X_    NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              17,783,000 shares common stock as of August 13, 2001
                                (Title of Class)

                             RATEXCHANGE CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I - FINANCIAL INFORMATION                                             Page

     Item 1 -

         Financial Statements

           Consolidated balance sheet as of June 30, 2001
             (unaudited) and December 31, 2000                               3

           Consolidated statement of operations (unaudited) for the
             three months and six months ended June 30, 2001 and 2000        4

           Consolidated statement of cash flows (unaudited) for the
             six months ended June 30, 2001 and 2000                         5

           Notes to consolidated financial statements                        6

     Item 2 -

         Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            11

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             22

     Item 2 - Changes in Securities                                         22

     Item 6 - Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                  23

                                                   Part I - Financial Information

Item 1. Financial Statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                     CONSOLIDATED BALANCE SHEET


                                              ASSETS                                                June 30,           December 31,
                                                                                                      2001                 2000
                                                                                                   ------------        ------------
                                                                                                   (Unaudited)
Current assets
         Cash and cash equivalents                                                                 $  4,859,630        $  2,115,152
         Accounts receivable (net of an allowance for doubtful accounts
            of $9,460 at June 30, 2001 and $4,960 at December 31, 2000)                                 224,418              41,170
         Investment securities available for sale                                                                        12,124,635
         Interest receivable                                                                                                204,755
         Prepaid expenses                                                                                32,743             116,360
                                                                                                   ------------        ------------
                  Total current assets                                                                5,116,791          14,602,072

         Property, equipment and Software (net of accumulated depreciation of                         6,019,659           1,401,888
            $1,095,589 and $240,791 in 2001 and 2000)
         Other assets
         Investment in affiliate                                                                         75,000              75,000
         Deposits                                                                                       175,114             184,856
                                                                                                   ------------        ------------
Total assets                                                                                       $ 11,386,564        $ 16,263,816
                                                                                                   ============        ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

         Accrued expenses                                                                          $  1,876,446        $  1,061,960
         Accounts payable                                                                               601,831           1,538,910
         Notes payable                                                                                  500,000                --
                                                                                                   ------------        ------------
                  Total current liabilities                                                           2,978,277           2,600,870

Stockholders' equity

         Preferred stock, $.0001 par value, 60,000,000 shares authorized;
            2,000,000 issued and outstanding                                                                200                --
         Common stock, $.0001 par value; 300,000,000 shares
            authorized; issued and outstanding: 17,783,000 shares
            in 2001 and 2000                                                                              1,778               1,778
         Additional paid-in capital                                                                  79,730,807          72,132,890
         Accumulated deficit                                                                        (70,376,902)        (57,393,548)
         Deferred compensation                                                                         (684,500)
         Notes receivable on sales of common stock                                                     (263,096)           (363,661)
         Accumulated other comprehensive loss                                                                              (714,513)
                                                                                                   ------------        ------------
                  Total stockholders' equity                                                          8,408,287          13,662,946
                                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                                         $ 11,386,564        $ 16,263,816
                                                                                                   ============        ============

See notes to financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)

                                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                      Beginning of
                                                                                                                   Development Stage
                                                                                                                      (September 30,
                                                 Three Months ended June 30,         Six Months ended June 30,            1998)
                                                         (unaudited)                        (unaudited)                  through
                                               ------------------------------      ------------------------------        June 30,
                                                   2001              2000              2001              2000              2001
                                               ------------      ------------      ------------      ------------      ------------
                                                                                                      (restated)        (unaudited)
REVENUE
Trading and consulting                         $    370,516      $      4,500      $    710,344      $      4,500      $    801,567

EXPENSES

Selling, general and
  administrative (includes
  non-cash expenses of
  $2,633,000 and $2,458,000
  for the three month periods
  in 2001 and 2000 and
  $4,178,000 and $11,547,000
  for the six month periods in
  2001 and 2000)                                  5,142,449         6,778,223        12,333,365        19,259,432        63,955,261
Write off advances to potential
     investee                                          --                --                                               1,298,681

Depreciation and amortization                       458,803            77,182           854,797           101,279         1,096,342
Purchase of subsidiaries
     (non-cash)                                        --                --                --                --           1,597,118
                                               ------------      ------------      ------------      ------------      ------------

     Total Expenses                               5,601,252         6,855,405        13,188,162        19,360,711        67,947,402

OTHER INCOME (EXPENSE)

Interest income                                     124,003           305,502           274,280           212,261         1,445,473
Interest expense                                     (8,750)         (301,184)           (8,750)         (301,472)       (1,852,505)
Loss on securities                                 (199,923)                           (744,197)                           (744,197)
Other expenses (net)                                               (1,500,000)                         (1,498,500)       (1,822,875)
                                               ------------      ------------      ------------      ------------      ------------
Loss before taxes                                (5,315,406)       (8,346,587)      (12,956,485)      (20,943,922)      (70,128,689)

Income tax provision (benefit)                         --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $ (5,315,406)       (8,346,587)     $(12,956,485)     $(20,943,922)     $(70,128,689)
                                               ============      ============      ============      ============      ============

Basic and diluted net loss per
     share                                    $      (0.30)     $      (0.49)     $      (0.73)     $      (1.33)

Weighted average number of
     shares of common stock                      17,783,000        17,133,613        17,783,000        15,817,530

See notes to the financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                      Beginning of
                                                                                                                    the Development
                                                                                                                    Stage September
                                                                                       For the six months             30, 1998 to
                                                                                           ended June 30,                June 30,
                                                                                       2001              2000              2001
                                                                                   ------------      ------------      ------------
                                                                                    (Unaudited)       (Unaudited)       (Unaudited)
                                                                                                      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(12,956,485)     $(20,943,922)     $(70,128,690)
  Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                  854,797           300,525         1,095,588
         Write off advances to potential investee                                                                           206,898
         Stock options and warrants granted to service providers and
           strategic partners                                                           540,000         3,653,514        17,930,213
         Stock options granted to employees below fair market value                   1,203,000         7,643,921        11,594,432
         Stock options - termination adjustment                                         565,875              --           1,612,333
         Warrants issued in relation to bridge financing                                   --                             1,657,988
         Warrants for purchase of common stock issued for services                         --                             1,559,461
         Purchase of outstanding shares of RateXchange                                     --                             1,507,408
         Deferred lease payments                                                        643,000                             643,000
         Deferred compensation and other                                                330,609                             330,632
         Loss on securities                                                             744,197                             744,197
         (Increase) decrease in security deposits                                         9,741          (157,395)         (175,115)
         (Increase) decrease in receivables and other advances                         (105,125)         (249,278)         (467,411)
         Increase (decrease) in accounts payable and accrued expenses                  (122,593)        1,286,896         2,368,762
                                                                                   ------------      ------------      ------------
                  Net cash used in operating activities                              (8,292,984)       (8,465,739)      (29,520,326)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for purchase of equipment                                              (42,900)         (602,397)       (1,685,580)
         Purchase of Halo Stock                                                                                            (631,251)
         Purchase of investments available for sale                                                   (18,734,934)      (32,975,313)
         Sale of investments available for sale                                      11,580,361         3,300,858        32,347,776
         Investment in Affiliates                                                      (500,000)                           (575,000)
                                                                                   ------------      ------------      ------------
                  Net cash provided by (used in) investing activities                11,037,461       (16,036,473)       (3,519,368)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and other debt                                                              --           1,200,000         1,500,000
         Proceeds from common stock sales (net)                                            --          30,135,000        35,242,893
         Proceeds from notes receivable                                                    --           1,541,050         1,590,319
         Loan to employee stock purchase program                                           --                --            (433,889)
                                                                                   ------------      ------------      ------------
                  Net cash provided by financing activities                                --          32,876,050        37,899,323
                                                                                   ------------      ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,744,477         8,373,838         4,859,630

CASH and CASH EQUIVALENTS BEGINNING OF PERIOD                                         2,115,152           451,615              --
                                                                                   ------------      ------------      ------------
CASH and CASH EQUIVALENTS END OF PERIOD                                            $  4,859,630      $  8,825,453      $  4,859,630
                                                                                   ============      ============      ============

See notes to financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   INTERIM FINANCIAL STATEMENTS AND BACKGROUND AND HISTORY

         The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been audited. The results of operations and cash flows for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ended December 31, 2001.

         RateXchange Corporation (the Company) is a consolidated group of companies including the parent corporation, RateXchange Corporation (RateXchange Corp.), and its subsidiaries, RateXchange I, Inc., Xpit Corporation, RMG Partners Corporation, and PolarCap, Inc. (PolarCap). PolarCap is in the process of being liquidated.

         RateXchange Corp. (formerly NetAmerica.com Corporation) is a Delaware corporation organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. The Company's operating subsidiary RateXchange I, Inc., a Delaware corporation organized in June 1999, has developed proprietary trading software to support its electronic trading system for bandwidth and other telecommunications products. In March 2001, the Company acquired Xpit.com. This acquisition enables the Company to offer trading and risk management systems to the futures industry. In April 2001, RateXchange formed RMG Partners Corporation, a wholly owned subsidiary, to provide
         market-based   solutions   through  the  use  of   derivative   trading
         strategies.

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

         From inception, the Company has been primarily engaged in organizational activities, including designing and developing its website, recruiting personnel, establishing office facilities, raising capital, developing infrastructure and developing a marketing plan. The Company began revenue generation activities in 1999 but nominal revenue has been generated as of June 30, 2001. Accordingly, the Company is classified as a development stage company. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including increasing its customer base, implementing and successfully executing its business and marketing strategy and hiring and retaining quality personnel. Negative developments in any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.

         As previously disclosed in the 2000 Form 10K, in April 2001, the Company received an irrevocable commitment from two investors to acquire a total of $9 million of newly issued common shares. During the second quarter, management was informed by those investors that they did not expect to honor the original commitment due to the decline in the Company's share price. As a result of this development, management is seeking a reduced amount of financing from the original investors, as well as other potential investors.

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company will need to raise additional capital prior to year end. In November 2000, new management began to implement cost cuts in order to more closely tie costs to revenue. Significant expense reductions have continued through July, which included, among other things, staff reductions and completion of certain development efforts that have significantly reduced expenditures for outside consulting expertise. The Company may sell additional debt or equity securities or enter into new credit facilities to meet its cash needs. The Company cannot make assurances that it will be able to complete any financing, that such financing will be adequate for the Company's needs, or that a financing will be completed prior to the Company running out of funds.

         The factors discussed above create substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2   CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

         We consider all highly liquid investment securities with original maturities of three months or less from date of purchase to be cash equivalents. Short-term investments consist of debt securities with maturities between three months and twelve months.

         Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. At June 30, the company had no investments in securities available for sale. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

NOTE 3   SERIES A PREFERRED STOCK

In the first quarter of 2001, the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock with a cumulative dividend of 6% based on a share price of $2.75 per share. Dividends are paid in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible on a one for one basis into common shares of the Company at the discretion of the holders. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such share of Series A Preferred Stock could then be converted. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of common stock, the aggregate amount of $2.75 per share (as adjusted for any stock dividend, combinations, or splits with respect to such shares). The Series A preferred stock is not redeemable.

NOTE 4   LOSS PER SHARE AND AVERAGE SHARES OUTSTANDING

Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock ($99,500 and $82,500 for the first six months and second quarter of 2001), by the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock on shares of common stock were not included in computing diluted loss per share because their effects were antidilutive. (10,774,000 options, 5,910,000 warrants and 2,000,000 convertible preferred shares).

NOTE 5   COMMITMENTS AND CONTINGENCIES

         The Company is involved in the following lawsuits:

         Concentric v. NetAmerica, Inc.

         On February 24, 2000, Concentric Network Corporation filed a lawsuit against NetAmerica, Inc., aka A1 Internet, Inc., and the Company in the Superior Court of California for the County of Santa Clara (CV 784335). The lawsuit involves claims for breach of contract and common counts based on A1 Internet's nonperformance in a service agreement between A1 Internet and Concentric related to the Company's former operations during 1999. The matter was heard in binding arbitration on April 4, 2001. The arbitrator awarded Concentric $197,245.60, plus interest thereon at the legal rate of 10% per annum from July 1, 1999, until paid in full.

         Switch & Data Facilities Company v. RateXchange Corporation

         On May 18, 2001, Switch & Data Facilities Company filed a lawsuit against the Company in the Superior Court of California for the County of San Francisco (Action No. 321470). The lawsuit involves a claim for breach of contract based on a lease for colocation space in North America. The suit specifies damages in the amount of $566,600.

         See note 11 for events subsequent to June 30, regarding these lawsuits.

NOTE 6   COMPREHENSIVE LOSS

         The comprehensive loss for the first six months and second quarter of 2001 and 2000 was:

                                                                 Three Months Ended                       Six Months Ended
                                                                     June 30                                  June 30
                                                            2001                 2000                 2001                  2000
                                                        ------------         ------------         ------------         ------------
Net loss                                                $ (5,315,406)        $ (8,346,587)        $(12,956,485)        $(20,943,922)
Other Comprehensive Income:

  Unrealized gains on short term
    investments net of realized losses                                            159,798                                   159,798
                                                        ------------         ------------         ------------         ------------
Comprehensive loss                                      $ (5,315,406)        $ (8,186,789)        $(12,956,485)        $(21,103,720)
                                                        ============         ============         ============         ============


NOTE 7   OPERATING LEASES

         In connection with the Company's business activities, it has entered into various leases for office space and related office equipment, including computers. In addition, the Company entered into various operating leases associated with its delivery hubs, including various telecommunications routing equipment and other infrastructure.

         Future annual minimum lease payments related to equipment and office space under noncancelable operating leases as of June 30, 2001 were:

                      Year
                   ----------
                      2001 (Last six months)            $  607,520
                      2002                               1,790,059
                      2003                               4,776,996
                                                        ----------
                                                        $7,174,575
                                                        ==========

         During the second quarter the Company restructured its equipment lease. The terms of the restructured lease are 12 monthly payments of $74,056 beginning on May 1, 2001, 12 monthly payments of $148,113 beginning on May 1, 2002 followed by one payment on May 1, 2003 of $4,184,544. The Company issued 467,000 warrants to the lessor to purchase stock in connection with this restructuring. This table excludes one lease which was cancelled in August. (See footnote 11 for events subsequent to June 30, 2001).

NOTE 8   ACQUISITION OF SUBSIDIARY

         On March 12, 2001, the Company completed the acquisition of Xpit.com, Inc., a privately held Idaho Corporation for $5.5 million in preferred stock, cash and notes payable. The acquisition enables the Company to offer trading and risk management systems to the futures industry via the RateXchange Futures System (RFS). Xpit will operate as a wholly-owned subsidiary of RateXchange. Under the terms of the transaction, the Company acquired 100% of the outstanding common shares of Xpit in exchange for $500,000 in cash; a $500,000 two-year note bearing interest at 7%; 2,000,000 Series A Convertible Preferred Shares; and $4.9 million in royalty payments tied to the achievement of Xpit's projected revenues from 2001 through 2003. The acquisition price of $5.5 million has been allocated primarily to the software technology acquired.

NOTE 9   STOCK COMPENSATION

In April 2001, the Company formed RMG Partners Corporation (RMG) as a wholly owned subsidiary created to provide market based solutions through the use of derivative trading strategies. Certain employees of RMG have been given the right to acquire a specific number of shares of the Company with additional purchase rights upon achievement of revenue targets in the future. This deferred compensation is reflected as a component of equity in the balance sheet.

NOTE 10    NEW ACCOUNTING STANDARD

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

NOTE 11  SUBSEQUENT EVENTS

Concentric v. NetAmerica, Inc.

The Court entered the arbitrator's award as a judgment on July 13, 2001. On August 6, 2001, the Company paid Concentric (now known as XO Communications, Inc.) $239,991 in full and complete satisfaction of Concentric's claims. This matter is closed. The Company had fully accrued for this liability.

The arbitrator's award also granted the Company's request for express and equitable indemnity against co-Defendant NetAmerica, Inc. By the terms of the arbitrator's award, the Company has made a demand to NetAmerica, Inc. for reimbursement of all damages paid by the Company to Concentric. The demand letter also seeks to recover the Company's costs and attorney's fees associated with the lawsuit. During the handling of the case, counsel for NetAmerica, Inc. represented that NetAmerica, Inc. was insolvent. The Company has not received a response from NetAmerica, Inc. to its demand.

Other

In August the Company renegotiated the terms of one of its leases by providing consideration of $275,000 in cash and a note payable of $95,000 in return for elimination of all liabilities related to the lease, which approximated $1.2 million, to eliminate all future payments. The cost of this agreement will be reflected in the third quarter results.

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

General Development of Business

         On June 28, 2001, RateXchange announced that Teleglobe Communications Corp. was posting bids and offers for capacity on the RateXchange Trading System
(RTS). Signing on in the first quarter of 2001, Teleglobe is one of 30 companies currently using the RTS to buy and sell bandwidth.

         On June 27, 2001 RateXchange announced it had selected Telseon's IP (Internet Protocol) Service to distribute its metropolitan area bandwidth traffic. Combining RateXchange's long-haul customers with Telseon's dense metro footprint will enable buyers, sellers, and traders of IP bandwidth to reduce lapsed time between the completion of a transaction and its actual delivery over a secure, national IP network.

         On April 26, 2001, RateXchange announced the establishment of a licensing agreement with Refco Group Ltd., LLC, the world's largest non-bank futures commission merchant (FCM) to use the RateXchange Futures System to electronically execute futures trades entered into by it's clients.

         On April 9, 2001, announced its continued expansion into risk management services through the formation of RMG Partners Corporation ("RMG"), a wholly owned subsidiary created to provide market based solutions through the use of derivative trading strategies.

         Subsequent to the end of the second quarter, on July 16, 2001, RateXchange announced an agreement with Avantrust, LLC, a joint venture between American International Group, Inc. and Dun & Bradstreet, whereby Avantrust Passport and TradeCredit Insurance will be provided to participants on all RateXchange telecom markets.

Results of Operations for Three and Six Months Ended June 30, 2001

         The following table summarizes our results of operations for the first six months and second quarter of 2001, compared to the same periods of 2000.

                                                                Six Months Ended                        Three Months Ended
                                                                     June 30                                  June 30
                                                        ---------------------------------         ---------------------------------
                                                            2001                 2000                  2001                 2000
                                                        ------------         ------------         ------------         ------------
                                                                              (restated)
Revenue                                                 $    710,344         $      4,500         $    370,516         $      4,500
Expenses (including selling,
  general and administrative)                           $ 13,188,162         $ 19,360,711         $  5,601,252         $  6,855,405
Net income (loss)                                       $(12,956,485)        $(20,943,922)        $ (5,315,406)        $ (8,346,587)


Revenue

         We generated revenue of $710,000 during the first six months of 2001 and $371,000 during the second quarter of 2001. Revenue in both periods was primarily from consulting and trading commissions. In the comparable periods of 2000, we generated $4,500 from banner advertising.

Expenses

         Our total expenses for the first six months of 2001 were $13,188,000 compared to $19,361,000 in the first six months of 2000. The major components of our expenses for the six month periods were:

         Non-cash Expenses

         o $1,203,000 in the first half of 2001 compared to $7,644,000 in the first half of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

         o $566,000 in the first half of 2001 for option revaluation related to terminated employees. There were no such expenses in the first half of 2000;

         o $540,000 in the first half of 2001 compared to $3,653,000 for the first half of 2000 for options and warrants granted to service providers.

         o $716,000 for deferred and accrued compensation. There were no such expenses in the first half of 2000.

         o        $643,000  related to  amortization of deferred lease payments.
                  There were no such expenses in the first half of 2000.

         o $310,000 of accruals related to contingent liabilities. The comparable amount in 2000 period was $250,000.

         o $200,000 related to a write down in value of a security, where the decline in value was judged to be other than temporary.

         Cash Expenses

         o $2,322,000 in payroll costs during the first half of 2001 compared to $2,243,000 in the first half of 2000;

         o $1,775,000 in outside services during the first half of 2001 compared to $1,875,000 during the first half of 2000, and;

         o $2,436,000 in the first half of 2001 compared to $711,000 in the first half of 2000 for delivery equipment costs.

         For the second quarter of 2001 our total expenses were $5,601,000 compared to $6,855,000 in the second quarter of 2000. The major components of our expenses for the second quarter were:

         Non-cash Expenses

         o $479,000 in the second quarter of 2001 compared to $1,540,000 in the second quarter of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

         o $285,000 in the second quarter of 2001 compared to $668,000 in the second quarter of 2000 for options and warrants granted to service providers.

         o $716,000 for deferred and accrued compensation. There were no such expenses in the second quarter of 2000.

         o        $643,000  related to  amortization of deferred lease payments.
                  There were no such expenses in the second quarter of 2000.

         o $310,000 of accruals related to contingent liabilities. The comparable amount in the 2000 period was $250,000.

         o $200,000 related to a write down in value of a security, where the decline in value was judged to be other than temporary.

         Cash Expenses

         o $1,037,000 in payroll costs during the second quarter of 2001 compared to $1,127,000 in the second quarter of 2000;

         o $743,000 in outside services during the second quarter of 2001 compared to $1,293,000 during the second quarter of 2000, and;

         o $613,000 in the second quarter of 2001 compared to $420,000 in the second quarter of 2000 for delivery equipment costs.

Interest Income:

         Interest income for the first six months of 2001 was $274,000 compared to $212,000 for the same period in 2000. Interest income for the second quarter of 2001 was $124,000 compared to $305,000 for the second quarter of 2000.The decrease in interest income is due to less interest earned on a smaller average investment portfolio.

Net Loss:

         During the first half of 2001, we incurred a loss of $12,956,000 compared to $20,944,000 during the same period of 2000. The major components of the net loss for the first half of 2001, were non cash expenses for stock options and warrants to purchase company stock of $3,978,000 and additional expenditures associated with developing the business of $8,978,000. During the second quarter of 2001 we incurred a loss of $5,315,000 compared to a loss of $8,347,000 in the second quarter of 2000 and a loss of $7,641,000 in the first quarter of 2001. The second quarter loss of 2001 comprised non cash expenses for stock options and warrants to purchase company stock of $2,999,000 and additional expenditures associated with developing the business of $2,314,000.Cash expenditures in the first quarter were $6,396,000. Because we are developing liquidity in new marketplaces , we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.

Liquidity and Capital Resources

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.

         We had working capital of $2,139,000 at June 30, 2001 compared to $12,001,000 on December 31, 2000.

         As previously disclosed in the 2000 Form 10K, in April, 2001, the Company received an irrevocable commitment from two investors to acquire a total of $9 million of newly issued common shares of the Company. During the second quarter, management was informed by those investors that they do not expect to honor the original commitment due to the decline in the Company's share price. As a result of this development, management is seeking a reduced amount of financing from the original investors, as well as other potential investors.

          The Company will need to raise additional capital prior to year end . In November 2000, new management began to implement cost cuts in order to more closely tie costs to revenue. Significant expense reductions have continued through July, which included, among other things, staff reductions and the elimination of nearly all outside consulting services. We may sell additional debt or equity securities or enter into new credit facilities to meet our cash needs. We cannot assure you that we will be able to complete any financing, that such financing will be adequate for the Company's needs, or that a financing will be completed prior to the Company running out of funds.

         The factors discussed above create substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         The Company has continued to lower its operating costs, including a reduction in its workforce, a further reduction in management salaries and the elimination of additional operating expenses, including all consulting expenses. Management is working aggressively on these factors to ensure that it is fully able to execute on its current business plan. We are taking the following steps to achieve profitability:

         o We are pursuing additional revenue generating opportunities such as acquisition of profitable securities broker-dealers that may accelerate our development of a financial services business model;

         o We are reviewing our options regarding the delivery hub business, which include: exploring potential sales to operators of delivery hubs whereby they would operate and own our delivery hub equipment, or redeploying the hubs toward one of our developing revenue lines,

         o We have restructured and deferred payments on the operating lease underlying our delivery equipment, resulting in a net savings of $75,000 per month for 12 months,

         o        We have reduced our headcount and associated  personnel costs;
                  our employee headcount in our San Francisco location has been reduced from 37 at December 31, 2000 to 17 currently. In addition the formation of RMG Partners and Xpit Corporation added 12 new employees in these new lines of business; and

         o        We  have  significantly   reduced  our  marketing  and  public
                  relations costs.

In addition, we have substantially completed the development of the RateXchange Trading System and do not anticipate significant expenditures related to it. Nevertheless, we need to seek additional financing during the remainder of 2001 in order to accelerate market penetration through the execution of our business plan. As the Company is determining how it will utilize its delivery hub equipment, we are currently in the process of assessing the status and likely use of the operating leases covering the related equipment. We expect to make final determination as to the likely use of these leases in the near future and may take a non-cash charge at that time.

         Our operating activities used $8.3 million during the first six months of 2001 due primarily to:

         o Costs associated with the development of the RateXchange Futures System;

         o Costs associated with accelerating the deployment of the RateXchange Trading System;

         o        increased and ongoing business development activities.

         Our investing activities generated $11.0 million during the first six months of 2001, due to sales of investments.

We are executing an overall business plan that will require additional capital for among other uses:

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

OUTLOOK

         We provide trading, consulting and information services enabling market participants to maximize their assets. These trading solutions allow network providers, energy merchants, financial institutions, and commodity managers engaged on the RateXchange Trading System (RTS) and RateXchange Futures System
(RFS) the  ability to trade  bandwidth  and  futures  globally.  Our  consulting solutions practice provides asset valuation tools, risk management strategies and analytics. The information solutions group provides pricing information, market research, and industry background. We are a trading solutions company enabling the creation of liquid marketplaces for bandwidth and other telecommunications products. We plan to move into the brokering of additional products following the consulting, trading and information solutions model and are pursuing the acquisition of profitable securities broker-dealers that may accelerate the development of a financial services business model.

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

We will need additional capital in the future and it may not be available on acceptable terms.

         As previously discussed, we will need additional working capital for enhancement of the RateXchange Futures System, marketing and general and administrative costs and to fund losses before achieving profitability. We will need to raise additional funds through additional equity and/or debt financing to meet our capital requirements. We cannot assure you that such financings will be available in amounts or on terms needed to meet our requirements, or at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding would adversely affect our ability to successfully implement the objectives of our business plan.

As a development stage company with a limited operating history in a new and rapidly changing industry, it is difficult to evaluate our business and prospects.

         We are a development stage company. Our activities to date have concentrated primarily on planning and developing our electronic trading system for trading bandwidth and other telecommunications products. In September 2000, we began operating the RateXchange Trading System for trading bandwidth. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as online commerce. There can be no assurance that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

We have a history of losses and expect to incur losses in the future, and we may never achieve profitability.

         At  June  30,  2001,  our  accumulated   deficit  since  inception  was
$70,129,000, including $38,137,000 related to stock grants, options and warrants. For the second quarter of 2001, we incurred a net loss of $5,315,000, including $2,999,000 related to stock grants and warrants. We have incurred a net loss in each year of our existence, and have financed our development stage operations primarily through sales of equity securities. We have recorded nominal revenues from operations. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis.

If the RateXchange Trading System and RateXchange Futures System do not achieve commercial acceptance, our results will suffer.

         We expect to rely largely on fees and commissions from transactions facilitated on the RateXchange Trading System, RateXchange Futures System and related consulting and brokerage services, for the foreseeable future. Online trading of telecommunications bandwidth and minutes currently has only limited market acceptance, as does online trading of futures contracts. As a result, our future ability to gain commercial acceptance of the RateXchange Trading System and RateXchange Futures System is critical to our success. Any failure to successfully gain commercial acceptance of the RateXchange Trading System and RateXchange Futures System would not only have a material adverse effect on our business and operating results, but also on our ability to seek additional revenue opportunities.

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

         The market for online bandwidth, minutes and derivatives trading services is new, rapidly evolving and highly competitive, as are the online commerce and business-to-business markets generally. We expect competition in this market to intensify in the future. Several of the existing online exchanges, such as E-Speed, Intercontinental Exchange and Altra currently operate online marketplaces in commodities and have large established customer bases. These companies may start bandwidth trading marketplaces. Our ability to compete with them will depend largely upon our ability to capture market share by obtaining sufficient customers for the RateXchange Trading System and our brokerage activities.

         In addition, we compete with companies who trade, broker or otherwise assist in the buying and selling of telecommunications bandwidth and minutes. Therefore, we currently or potentially compete with a variety of other companies, including lead-generation services and traditional offline brokers. Many companies, such as Band-X, and Arbinet, offer services to buyers and sellers of bandwidth and other telecommunications products. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth and minutes may adversely impact the commercial viability of the RateXchange Trading System.

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

We may face liability for information retrieved from our web site.

         Due to the fact that material may be downloaded from our web site and subsequently distributed to others, there is a potential that claims may be made against us for negligence, copyright or trademark infringement or other theories based on the nature and content of such material. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Any costs or imposition of liability that is not covered by insurance or in excess of insurance coverage could have a material adverse effect on our business and results of operations.

We are at risk of capacity constraints and face system development risks.

         The satisfactory performance, reliability and availability of the RateXchange Trading System and RateXchange Futures System is critical to our reputation and our ability to attract and retain users and maintain adequate customer service levels. Our revenues depend on the number of users of our systems and the volume of trading that is facilitated. Any system interruptions that result in the unavailability of our web site or reduced performance of these Systems could reduce the volume of bandwidth and futures traded.

         There may be a significant need to upgrade the capacity of the RateXchange Trading System and RateXchange Futures System in order to handle thousands of simultaneous users and transactions. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction processing systems or physical infrastructure to accommodate increased traffic on these systems or increased trading volume through our online trading or transaction processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of trade processing, any of which could have a material adverse effect on our business and operating results.

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

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the RateXchange Trading System and RateXchange Futures System. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing systems and proprietary technology obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

         The development of the RateXchange Trading System and RateXchange Futures System and other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our systems and proprietary technology to user requirements or emerging industry standards. Our failure to adapt in a timely manner for technical, legal, financial or other reasons, to changing market conditions or customer requirements, could have a material adverse effect on our business and results of operations.

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

         Our performance and ability to compete is dependent to a significant degree on our proprietary technology, including, but not limited to the design of the RateXchange Trading System and RateXchange Futures System. We regard our copyrighted material, software design, trade secrets and similar intellectual property as critical to our success, and we rely on trademark and copyright laws, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We cannot assure you that we will be able to secure significant protection for any of our intellectual property. It is possible that our competitors or others will adopt product or service names similar to our marks, thereby inhibiting our ability to build brand identity and possibly leading to customer confusion.

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Short Term Investments

         Our exposure to market risks for changes in interest rates relate primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high credit quality issuers and, by policy, limit the amount of the credit exposure to any one issuer.

         Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents. Investments with maturities between three and twelve months are considered to be short-term investments. Investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our short term investment portfolio.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Switch   & Data Facilities Company v. RateXchange Corporation

         On May 18, 2001, Switch & Data Facilities Company filed a lawsuit against the Company in the Superior Court of California for the County of San Francisco (Action No. 321470). The lawsuit involves a claim for breach of contract based on a lease for colocation space in North America. The suit prays for damages in the amount of $566,600. The Company answered the complaint and discovery has begun.

Item 2.  Changes in Securities and Use of Proceeds.

         a)       Not applicable.

         b)       Not applicable.

         c)       Not applicable

         d)       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits

       Exhibit No.          Exhibit Name
       -----------          ------------
         10.1               Employment agreement with Robert Ford
         10.2               Contract by and between RMG Partners and RateXchange


         b)       Reports on Form 8-K

None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Dated this 18th day of August, 2001.


                                      RATEXCHANGE CORPORATION

                                      By: /s/ D. Jonathan Merriman
                                      ----------------------------
                                           D. Jonathan Merriman
                                           Chairman and Chief Executive Officer