Form 10-Q
period 2001-09-30
RATEXCHANGE CORP
filed 2001-11-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                         Commission File No. 33-19139-NY


                             RATEXCHANGE CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                           11-2936371
-------------------------------                         ------------------------
(State or Other Jurisdiction of                         (IRS Employer ID Number)
 Incorporation or Organization)

100 Pine Street, Suite 500, San Francisco, CA                    94111
---------------------------------------------                    -----
 (Address of Principal Executive Offices)                      (Zip Code)


       Registrant's telephone number, including area code: (415) 274-5650


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ___ NO _X_

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             18,278,174 shares common stock as of November 14, 2001 2,000,000 shares preferred stock, Series A, as of November 14, 2001

                                 RATEXCHANGE CORPORATION
                                        FORM 10-Q
                         FOR THE QUARTER ENDED SEPTEMBER 30, 2001


PART I - FINANCIAL INFORMATION                                              Page

    Item 1 -

       Financial Statements

           Consolidated  balance sheet as of September 30, 2001
            (unaudited) and December 31, 2000                                3

           Consolidated statement of operations (unaudited)
             for the three months and nine months ended
             September 30, 2001 and 2000                                     4

           Consolidated  statement of cash flows (unaudited)
             for the nine months ended September 30, 2001 and 2000           5

           Notes to consolidated financial statements                        6

    Item 2 -

       Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            12

    Item 3 -

         Quantitative and Qualitative Disclosures about Market Risk         25

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                              25

    Item 2 - Changes in Securities                                          26

    Item 3 - Exhibits and Reports on Form 8-K                               26

SIGNATURES                                                                  26

                                                   PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                     CONSOLIDATED BALANCE SHEET


ASSETS                                                                                        September 30,            December 31,
                                                                                              ------------             ------------
                                                                                                  2001                     2000
                                                                                              (Unaudited)
                                                                                              ------------             ------------
Current assets
       Cash and cash equivalents                                                              $  2,130,884             $  2,115,152
       Accounts receivable (net of an allowance for
         doubtful accounts of $9,460 at September 30, 2001
         and $4,960 at December 31, 2000)                                                          403,427                   41,170
       Investment securities available for sale                                                       --                 12,124,635
       Notes Receivable                                                                              6,000                     --
       Interest receivable                                                                            --                    204,755
       Prepaid expenses                                                                              8,340                  116,360
                                                                                              ------------             ------------
              Total current assets                                                               2,548,651               14,602,072

Property and equipment (net of accumulated depreciation of
  $655,730 and $240,791 in 2001 and 2000)                                                        2,454,974                1,401,888

Other assets
       Investment in affiliate                                                                      75,000                   75,000
       Deposits                                                                                    195,293                  184,856
                                                                                              ------------             ------------
Total assets                                                                                  $  5,273,918             $ 16,263,816
                                                                                              ============             ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accrued expenses and liabilities                                                       $  2,174,330             $  1,061,960
       Accounts payable                                                                            450,944                1,538,910
       Notes payable                                                                               522,151                     --
                                                                                              ------------             ------------
              Total current liabilities                                                          3,147,425                2,600,870

               Accrued Lease Liabilities                                                         5,396,799                     --
                                                                                              ------------             ------------
                             Total Liabilities                                                   8,544,224                2,600,870

Stockholders' equity (deficit)

       Preferred stock, $.0001 par value, 60,000,000
         shares authorized; 2,000,000 issued and
         outstanding issued and outstanding                                                            200                     --

       Common stock, $.0001 par value; 300,000,000 shares
         authorized; issued and outstanding: 18,053,000
         shares in 2001 and 2000                                                                     1,805                    1,778
       Additional paid-in capital                                                               81,236,603               72,132,890
       Accumulated deficit                                                                     (84,051,914)             (57,393,548)
       Deferred compensation                                                                      (457,000)                    --
       Notes receivable on sales of common stock                                                      --                   (363,661)
       Accumulated other comprehensive loss
                                                                                                      --                   (714,513)
                                                                                              ------------             ------------
              Total stockholders' equity (deficit)                                              (3,270,306)              13,662,946
                                                                                              ------------             ------------
Total liabilities and stockholders' equity (deficit)                                          $  5,273,918             $ 16,263,816
                                                                                              ============             ============

See notes to financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)

                                                CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                                       Beginning of
                                                                                                                       Development
                                                                                                                         Stage
                                              Three Months ended                     Nine Months ended                 (September
                                                 September 30,                          September 30,                    30, 1998)
                                                  (unaudited)                            (unaudited)                      through
                                       --------------------------------        --------------------------------        September 30,
                                           2001                2000               2001                 2000                2001
                                                                                                    (restated)          (unaudited)
                                       ------------        ------------        ------------        ------------        ------------
REVENUE
Trading and consulting                 $    410,439        $     52,755        $  1,120,783        $     57,255        $  1,212,006

EXPENSES
Selling, general and
  administrative
  (includes non-cash
  expenses of
  $1,245,000 and
  $9,974,000 for the
  three month periods
  in 2001 and 2000 and
  $5,423,000 and
  $21,884,000 for the
  nine month periods
  in 2001 and 2000)                       3,203,024          16,333,853          15,536,389          35,907,785          67,159,039
Write off advances to
  potential investee                           --                  --                  --                  --             1,298,681
Depreciation and
  amortization                              562,826              62,983           1,417,623             164,262           1,658,414
Purchase of
  subsidiaries
  (non-cash)                                   --                  --                  --                  --             1,597,118
Write-down of
  software assets                        (3,010,371)               --            (3,010,371)               --            (3,010,371)
Loss or settlement on
  leases                                 (7,039,397)               --            (7,039,397)               --            (7,039,397)
                                       ------------        ------------        ------------        ------------        ------------
    Total Expenses                       13,815,618          16,396,836          27,003,780          36,072,047          81,763,020

OTHER INCOME
  (EXPENSE)

Interest income                              41,925             392,300             316,205             604,561           1,487,397
Interest expense                            (22,151)         (1,581,234)            (30,901)         (1,882,706)         (1,883,406)
Loss on securities                             --                 --               (744,197)                               (744,197)
Other expenses (net)                       (207,107)           (324,375)           (207,107)         (1,822,875)         (2,029,982)
                                       ------------        ------------        ------------        ------------        ------------
Loss before taxes                       (13,592,512)        (17,857,390)        (26,548,997)        (39,115,812)        (83,721,202)

Income tax provision
  (benefit)                                    --                  --                  --                  --                  --
                                       ------------        ------------        ------------        ------------        ------------
NET LOSS                               $(13,592,512)       $(17,857,390)       $(26,548,997)       $(39,115,812)       $(83,721,202)
                                       ============        ============        ============        ============        ============

Basic and diluted net
  loss per share                       $      (0.76)       $      (1.03)       $      (1.50)       $      (2.40)
Weighted average
  number of shares
  of common stock                        17,880,391          17,356,043          17,815,821          16,334,695

See notes to the financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                        Beginning
                                                                                                                          of the
                                                                                                                       Development
                                                                                                                          Stage
                                                                                                                        September
                                                                                                                        30, 1998
                                                                                   For the nine months                      to
                                                                                   ended September 30,                September 30,
                                                                               2001                  2000                  2001
                                                                           ------------          ------------          ------------
                                                                            (Unaudited)           (Unaudited)           (Unaudited)
                                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(26,548,997)         $(39,115,812)         $(83,721,202)
  Adjustments to reconcile net loss to net
    cash used in operating activities
     Depreciation and amortization                                            1,417,623               164,262             1,658,414
     Write off advances to potential investee                                                                               206,898
     Write-down of software assets                                            3,010,371                                   3,010,371
     Stock options and warrants granted to
      service providers and strategic partners                                  633,831            13,547,868            18,024,044
     Stock options granted to employees below fair market value               1,565,694             9,127,572            11,957,126
     Stock options - termination adjustment                                     565,875               941,564             1,612,333
     Warrants issued in relation to bridge financing                                                1,801,775             1,657,988
     Warrants for purchase of common stock
      issued for services                                                          --                                     1,559,461
     Stock Issued for services                                                  145,200                                     145,200
     Purchase of outstanding shares of RateXchange                                 --                                     1,507,408
     Deferred lease payments                                                  1,286,000                                   1,286,000
     Loss or settlement on leases                                             7,039,397                                   7,039,397
     Deferred compensation                                                      558,109                                     558,109
     Loss on writedown of securities                                            744,197                                     744,197
     Increase in security deposits                                              (10,437)             (141,960)             (195,294)
     (Increase) decrease in accounts receivable and other advances              (55,481)             (393,279)             (417,766)
     Increase (decrease) in accounts payable and accrued expenses            (1,373,111)              246,352             1,118,244
                                                                           ------------          ------------          ------------
              Net cash used in operating activities                         (11,021,729)          (13,821,658)          (32,249,072)

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for purchase of equipment                                          (42,900)             (667,984)           (1,685,580)
     Purchase of Halo Stock                                                                                                (631,251)
     Purchase of investments available for sale                                                   (26,099,845)          (32,975,313)
     Sale of investments available for sale                                  11,580,361            12,484,257            32,347,777
     Investment in Affiliates                                                  (500,000)                                   (575,000)
                                                                           ------------          ------------          ------------
              Net cash provided by/(used in) investing activities            11,037,461           (14,283,572)           (3,519,367)

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans and other debt                                                          --               1,200,000             1,500,000
     Proceeds from common stock sales (net)                                        --              29,702,360            34,809,004
     Proceeds from notes receivable                                                --               1,590,319             1,590,319
                                                                           ------------          ------------          ------------
              Net cash provided by financing activities                            --              32,492,679            37,899,323
                                                                           ------------          ------------          ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                            15,732             4,387,449             2,130,884

CASH and CASH EQUIVALENTS BEGINNING OF PERIOD                                 2,115,152               536,615                  --
                                                                           ------------          ------------          ------------
CASH and CASH EQUIVALENTS END OF PERIOD                                    $  2,130,884          $  4,924,064          $  2,130,884
                                                                           ============          ============          ============

See notes to financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 INTERIM FINANCIAL STATEMENTS, COMPANY BACKGROUND AND HISTORY

The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The results of operations and cash flows for the three and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

RateXchange Corporation (the "Company" or "RateXchange") is a consolidated group of companies including the parent corporation, RateXchange Corporation (RateXchange Corp.), and its subsidiaries, RateXchange I, Inc., Xpit Corporation ("Xpit"), RMG Partners Corporation ("RMG"), and PolarCap, Inc. (PolarCap). PolarCap is in the process of being liquidated.

RateXchange Corporation (formerly NetAmerica.com Corporation) is a Delaware corporation originally organized on May 6, 1987 for the purpose of seeking out and developing any general business opportunity. The Company's operating subsidiary RateXchange I, Inc., a Delaware corporation organized in June 1999, has developed proprietary trading software to support its electronic trading system for bandwidth and other telecommunications products. In March 2001, the Company acquired Xpit.com, Inc., an Idaho corporation offering trading and risk management systems to the futures industry. In October 2001, substantially all of the assets acquired were sold to CQG, Inc. In April 2001, RateXchange formed RMG Partners Corporation, a wholly owned subsidiary, to provide market-based solutions through the use of derivative trading strategies.

RateXchange Corporation is an innovative transaction services firm that combines the strength of traditional voice brokerage with technology-based trading systems to help its clients understand and compete in newly commoditizing marketplaces. RateXchange's mission is to provide an unbiased view and help increase liquidity in these marketplaces by providing brokerage, consulting and information services that enable network providers, energy merchants and financial services firms to maximize the usage of their assets. The brokerage services include traditional voice brokerage, including securities brokerage, in addition to a proprietary trading system, the RateXchange Trading System (RTS), that allows network providers, energy merchants, financial institutions, asset managers and commodity traders the ability to trade bandwidth and bandwidth-related products. The consulting solutions practice provides asset valuation tools, risk management strategies and price analysis. The information services include the provision of bandwidth pricing information, market research and comprehensive analysis for industry segments supported by the Company's trading system.

The Company is defined as a development stage company in accordance with Financial Accounting Standard No. 7. The Company began revenue generation activities in 2000 but nominal revenue has been generated through September 30, 2001. The Company anticipates that the revenue growth that has occured, in addition to other factors related to the Company's operations, will result in the removal of the development stage company classification in the fourth quarter of 2001.

In April 2001, as previously disclosed in the year 2000 Form 10K, the Company received an irrevocable commitment from two investors to acquire a total of $9 million of common stock to be issued from capital shares. During the second quarter of 2001, management was informed by those investors that they did not expect to honor the original commitment due to the decline in the Company's share price. As a result of this development, management is seeking a reduced amount of financing in the amount of $2.5 million that the Company expects to close before the end of November 2001. As of November 14, 2001, the Company had opened escrow into which approximately $1.8 million has been received. Additionally, on October 29, 2001, the Company sold substantially all of the assets related its Xpit Corporation subsidiary for $1.0 million in net cash, in addition to the retirement of a related $500,000 note payable (See Note 11 - Subsequent Events).

In November 2000, new management began to implement cost cuts in order to more closely tie costs to revenue. Significant expense reductions have continued through October 2001, which included, among other things, staff reductions, settlement of outstanding obligations associated with unused equipment and completion of certain development efforts that have significantly reduced expenditures for outside consulting expertise. The Company believes that a successful closing of the $2.5 million financing will be sufficient to fund operations for the next 12 months. The Company cannot make assurances that it will be able to complete the full financing, or that such financing will be adequate for the Company's needs.

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

Management determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date. To date, all marketable securities have been classified as available-for-sale and are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. At September 30, 2001, the Company had no investments in securities available for sale. Realized gains and losses and declines in value of securities judged to be other than temporary are included in other income, net. Interest and dividends on all securities are included in other income, net.

NOTE 3 SERIES A PREFERRED STOCK

In the first quarter of 2001, in conjunction with the purchase of Xpit.com., the Company issued 2,000,000 shares of its Series A Convertible Preferred Stock with a cumulative dividend of 6% based on a share price of $2.75 per share. Dividends are paid in shares of Series A Preferred Stock. The Series A Preferred Stock is convertible on a one for one basis into common shares of the Company at the discretion of the holders. The holder of each share of Series A Preferred Stock has the right to one vote for each share of Common Stock into which such share of Series A Preferred Stock could then be converted. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any assets or surplus funds of the Company to the holders of common stock, the aggregate amount of $2.75 per share (as adjusted for any stock dividend, combinations, or splits with respect to such shares). The Series A preferred stock is not redeemable.

NOTE 4 LOSS PER SHARE AND AVERAGE SHARES OUTSTANDING

Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock ($82,500 and $182,000 for the three and nine months ending September 30, 2001), by the weighted average number of common shares outstanding. Options, warrants and convertible preferred stock on shares of common stock were not included in computing diluted loss per share because their effects were anti-dilutive. (10,537,000 options, 6,435,000 warrants and 2,000,000 convertible preferred shares).

NOTE 5 COMMITMENTS AND CONTINGENCIES

The Company is involved in the following lawsuits:

Martin v. RateXchange

On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against RateXchange Corporation in the United States District Court for the Western
District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of RateXchange Corporation. In December of 1998 Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin's employment. The complaint asks for damages of approximately $150,000.

Mr. Martin had filed suit previously in the Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin has now revived his claim against the Company.

The Company was recently served with the lawsuit and has not yet responded in court.

YellowBrix, Inc. v. RateXchange Corporation

On October 2, 2001, YellowBrix, Inc. filed a lawsuit against RateXchange Corporation in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract. YellowBrix, Inc. provided news wire information to the Company in 2001. The complaint asks for damages of approximately $32,000. The Company was recently served with the lawsuit and has not yet responded in court.

RateXchange, Inc. v. PWREF/MCC-China Basin, LLC

In September of 2001, RateXchange I, Inc., one of the Company's Delaware subsidiaries, terminated its lease and filed a lawsuit against PWREF/MCC-China Basin, LLC, its previous landlord, alleging constructive eviction and seeking declaratory relief. The allegations of the complaint arise from the lease for commercial space between the parties for the property located at 185 Berry Street, in San Francisco, California. PWREF/MCC-China Basin, LLC has recently responded to the complaint and filed a cross-complaint against RateXchange I, Inc. The Company has reserved $132,000 to address this matter.

Based upon the facts known to the Company at this time and the applicable law, RateXchange does not expect the above cases to result in significant exposure to the Company and the Company has not set aside any additional reserves for the contingencies listed above.

NOTE 6 COMPREHENSIVE LOSS

The comprehensive loss for the three and nine month periods ending September 30, 2001 and 2000 was:

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30                              September 30
                                                         2001                   2000                 2001                  2000
                                                     ------------          ------------          ------------          ------------
Net loss                                             $(13,592,512)         $(17,857,390)         $(26,548,997)         $(39,115,812)
Other Comprehensive
Income:

Unrealized losses on short-term investments                                    (521,513)                                   (117,965)
                                                     ------------          ------------          ------------          ------------
Comprehensive loss                                   $(13,592,512)         $(18,378,903)         $(26,548,997)         $(39,233,777)
                                                     ============          ============          ============          ============


NOTE 7  OPERATING LEASES

The Company has entered into various operating leases associated with its delivery hubs, including various telecommunications routing equipment and other infrastructure. In addition, it has entered into various leases for office space and related office equipment, including computers and software. These operating leases have since been settled or restructured, as described below.

Future annual minimum lease payments related to equipment and office space under non-cancelable operating leases as of September 30, 2001 were:

Year
2001 (Last three months)                         $ 393,320
2002                                             1,936,586
2003                                             4,895,888
                                                ----------
                                                $7,225,794
                                                ==========


During the second quarter, the Company and Forsythe McArthur ("Forsythe") entered into a Restructure Agreement with respect to an equipment lease on delivery hub equipment. The terms of the Restructure Agreement required 12 monthly payments of $74,056 beginning on May 1, 2001, 12 monthly payments of $148,113 beginning on May 1, 2002 followed by one payment on May 1, 2003 of $4,184,544. In September, Forsythe agreed to allow RateXchange to withhold scheduled payments through December 31, 2001, subject to a proposed further restructuring of the lease.

The proposed modified Restructure Agreement between RateXchange and Forsythe is subject to the successful closing of a minimum of $2 million in financing prior to December 31, 2001. The proposed terms call for a $5.95 million five-year convertible note issued to Forsythe, with interest of 9% per annum, payable quarterly in cash or RateXchange common stock. The corresponding leased assets would then be carried on RateXchange's balance sheet. No principal repayments are required prior to the August 31, 2006 maturity date, and the note is convertible at maturity at a 20% discount to the prevailing market price of RateXchange common stock. In consideration for agreeing to modify the Restructure Agreement, Forsythe will receive warrants to purchase $250,000 worth of RateXchange common stock based on a price equal to 130% of the average closing price in October 2001, or $0.48. The warrants will not be exercisable until October 31, 2002. Because the outcome of the financing is not known at this time, the Company's September 30, 2001 financial statements do not reflect the impact of this pending modification to the Restructure Agreement.

As reported in the previous quarters, management has been re-examining its business plans, including aspects of the business related to the delivery hubs and evaluating alternative uses for such leased equipment. During the third quarter, management concluded that it cannot determine a use for such equipment in its ongoing operations. As a result of the related assets being no longer utilized in the Company's operations, RateXchange took a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the Forsythe lease arrangement.

Also during the third quarter, the Company settled claims and additional outstanding lease obligations related to assets and facilities that no longer fit with the revised operating plan. In August 2001, the Company settled its outstanding litigation with Switch and Data Facilities Company. The settlement had a value of $368,000, including a cash payment of $250,000 and Company stock valued at $118,000.

The Company also settled the terms of its collocation lease with Telecity by providing consideration of $275,000 in cash and an agreement to pay $95,000 over six months in return for elimination of all liabilities related to the lease, which totaled approximately $1.2 million.

Additionally, the Company agreed to settle an obligation to Science Applications International Corp. ("SAIC") for goods and services associated with delivery hub equipment. Currently, there is an amount payable to SAIC of approximately $158,000, with $50,000 payable in cash and the balance payable in 175,000 shares of restricted RateXchange common stock.

The Company has an existing lease with Lawson Software for accounting software that it no longer utilizes. The Company has suspended lease payments since September 2001, when negotiations began regarding a concession. An outstanding obligation of $263,000 remains on the lease, and has been fully expensed.

On October 5, 2001 RateXchange signed an 18-month sub-lease for new office space at 100 Pine Street in San Francisco's financial district. Monthly payments are approximately $7,800.

NOTE 8 AGREEMENT WITH AMEREX BANDWIDTH

In September 2001, the Company and Amerex extended their agreement through December 31, 2001. Under the new terms of the extended agreement, the Company maintains its receipt of 70% on all bandwidth brokerage commission revenue generated, and decreases its payment of monthly expenses associated with this revenue from approximately $70,000 per month to $15,000 per month for the remainder of the year.

In July 2001, RateXchange agreed to preliminary non-binding terms for the purchase of all of the outstanding stock of Amerex Bandwidth, Ltd., subject to the signing of a Definitive Agreement and the successful completion of a minimum of $3 million in financing. The transaction was structured as a stock-for-stock purchase, with a portion of the purchase price payable in stock upon the achievement of certain revenue targets. Assuming a successful closing, Amerex Bandwidth would operate as a wholly-owned subsidiary of RateXchange and would remain in its Houston offices. Once RateXchange's current financing is completed, the Company will continue to explore mutually agreeable terms for the acquisition of Amerex Bandwidth. Should the stock purchase not occur, the Company expects to continue its partnership agreement under mutually agreeable terms. Because the future terms of our agreement with Amerex are not known at this time, the Company's September 30, 2001 financial statements do not reflect the impact of this potential acquisition.

NOTE 9 STOCK COMPENSATION

In April 2001, the Company formed RMG Partners Corporation (RMG) as a wholly owned subsidiary created to provide market-based solutions through the use of derivative trading strategies. Certain employees of RMG have been given the right to acquire a specific number of shares of the Company with additional purchase rights upon achievement of revenue targets in the future. This deferred compensation is reflected as a component of equity in the balance sheet.

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

NOTE 11 SUBSEQUENT EVENTS

Sale of Xpit Corporation Assets to CQG, Inc.

On October 29, 2001 the Company sold all of the material assets of the Company's Xpit Corporation subsidiary, including the RateXchange Futures System ("RFS"), to CQG, Inc. ("CQG"), a privately-held quotation services company. The assets were sold to CQG in exchange for $1.5 million in cash. Additionally, the Company can earn royalties of up to $650,000 over the next four years if CQG achieves future revenue targets via the RFS platform.

In view of the sale to CQG, the Company recorded a $3.0 million non-cash charge in the third quarter to reflect the impairment in the value of the Xpit Corporation assets, principally the carrying value of the RFS platform.
Additionally, the $500,000 note payable associated with the original Xpit purchase price, payable to affiliates of two of RateXchange's Directors, was paid in full, plus accrued interest. Net cash proceeds to the Company, after payment of the note and expenses associated with the transaction, were $902,000.

Private Placement of $2.5 million Convertible Subordinated Notes

As of November 14, 2001, the Company was in the process of raising $2.5 million in a private placement financing, which the Company expects will close before the end of November. The offering consists of 50 units, with each unit consisting of a ten-year $50,000 12% convertible subordinated note and warrants to acquire 12,500 shares of RateXchange common stock. The conversion price of the note and the exercise price of the warrants will be the greater of $0.35 or the closing price of RateXchange common stock as evidenced by the last trade on the AMEX prior to the closing of the sale of the units. The warrants will be exercisable for three years following the closing.

The offering is on a best efforts basis, with current funds raised being held in an escrow account. However, upon closing, all funds raised, less the expenses of the offering, will be made available for use by the Company. No assurances can be made that the Company will raise the fully intended amount. As of November 14, 2001, approximately $1.8 million has been received in the escrow account.

Establishment of a Broker/Dealer Operation

RateXchange plans to supplement its transaction services business with a traditional broker/dealer operation focused on the trading and brokerage of stocks, bonds and derivatives thereof. Management believes the current retrenchment and consolidation in the brokerage business provides the opportunity to capitalize on the availability of high quality employees. Given the volatility of the market for telecom debt and equity securities, RateXchange has seen considerable interest in bandwidth pricing and other telecom related data from institutional fund managers. RateXchange owns a NASD approved broker/dealer, has entered into an initial clearing agreement with a bulge bracket clearing firm, and has begun its recruiting process. The Company anticipates beginning NASD fully approved brokerage operations in January of 2002.

NOTE 12 RELATED PARTY REVENUE

In October 2001, the Company successfully completed the process of obtaining a broker/dealer license for its subsidiary, RMG Partners Corporation. With this approval, the Company can continue to pursue its various consulting and risk management services. Prior to obtaining this separate license, the Company completed certain of its consulting and risk management transactions through a registered broker/dealer in which certain Company personnel have a financial interest.

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

The Company is defined as a development stage company in accordance with Financial Accounting Standard No. 7. The Company began revenue generation activities in 2000 but nominal revenue has been generated through September 30, 2001. The Company anticipates that the revenue growth that has occurred, in addition to other factors related to the Company's operations, will result in the removal of the development stage company classification in the fourth quarter of 2001.

GENERAL DEVELOPMENT OF BUSINESS

RateXchange Corporation is an innovative transaction services firm that combines the strength of traditional voice brokerage with technology-based trading systems to help its clients understand and compete in newly commoditizing marketplaces. RateXchange's mission is to provide an unbiased view and help increase liquidity in these marketplaces by providing the following services that enable network providers, energy merchants and financial services firms to maximize the usage of their assets:

         o Brokerage Services - These services include traditional voice brokerage, including securities brokerage, in addition to a proprietary trading system, the RateXchange Trading System
                  (RTS), that allows network providers, energy merchants, financial institutions, asset managers and commodity traders engaged on the RTS the ability to trade bandwidth and bandwidth-related products.

         o Consulting Solutions - The consulting solutions practice provides asset valuation tools, risk management strategies and price analysis.

         o Information Services - These services include the provision of bandwidth pricing information, market research and comprehensive analysis for industry segments supported by the Company's trading system.

RateXchange plans to supplement its transaction services business with a traditional broker/dealer operation focused on the trading and brokerage of stocks, bonds and derivatives thereof. Management believes the current retrenchment and consolidation in the brokerage business provides the opportunity to capitalize on the availability of high quality employees. Jon Merriman, Chairman and CEO of RateXchange, has significant depth of experience in the brokerage business. Merriman's representative background includes: management of Wells Fargo Van Kasper's Capital Markets area, where he oversaw research, sales, trading, derivatives and syndicate; formation of an equity brokerage and investment banking operation at Dabney/Resnick/Imperial LLC, which was subsequently acquired by Imperial Credit Industries; management of the equity market neutral hedge fund Merriman Capital Management Inc; and employment as a risk arbitrage trader and investment banker at Bear, Stearns and Merrill Lynch & Co., respectively.

Given the volatility of the market for telecom debt and equity securities, RateXchange has seen considerable interest in bandwidth pricing and other telecom related data from institutional fund managers. Senior management of RateXchange, as well as the company's Board of Directors, has considerable experience and contacts in the securities business and believes there is an opportunity to drive bandwidth information revenues through a traditional NASD broker/dealer structure. RateXchange owns a NASD approved broker/dealer, has entered into an initial clearing agreement with a bulge bracket clearing firm, and has begun its recruiting process. The company anticipates beginning NASD fully approved brokerage operations in January of 2002.

On August 18, 2001, RateXchange entered into an agreement with Reuters Group PLC, a major financial news organization with over 600,000 subscribers worldwide, to offer real-time bandwidth pricing information and market commentary. The companies expect to formally and jointly announce the agreement in the fourth quarter of 2001, after the completion of beta testing and successful deployment of the service. The Company expects that this arrangement, if successful, will strengthen RateXchange's branding as a recognized leader in bandwidth pricing information.

On August 14, 2001, RateXchange and Dorado Software announced a strategic agreement to automate Internet Protocol or "IP" service delivery in the bandwidth trading marketplace. Dorado's software can reserve, deliver and monitor services in the bandwidth trading market, overcoming many of the challenges of managing the delivery of IP services.

On July 31, 2001, RateXchange announced that it had completed development of its new Metro Bandwidth Trading Service designed to allow customers to buy and sell metro bandwidth capacity. This new product is a solution for trading metro capacity and helps break down the local loop bottleneck that currently exists. This trading solution was developed in close cooperation with several optical metropolitan-area network providers. The Metro Bandwidth Trading Service was designed to accommodate the needs of both these new metro providers, as well as being available for use by the incumbent providers. The service is expected to facilitate overall bandwidth trading by addressing a critical area in today's market - connectivity at the local level.

On July 16, 2001, RateXchange announced an agreement with Avantrust, LLC, a joint venture between American International Group, Inc. (NYSE:AIG) and Dun & Bradstreet (NYSE:DNB), whereby Avantrust Passport and TradeCredit Insurance will be provided to participants on all RateXchange telecom markets. As a result, all RateXchange buyers will have their credit information available to do business, and all qualified sellers will be able to arrange for trade credit insurance to cover against buyer non-payment. This product offering provides a unique value proposition to RateXchange's sellers, who will have insured payments on approved parties, as well as RateXchange's buyers, who can avoid cash deposits or letters of credit. The Company expects this product offering to be available for all RTS bandwidth markets including TDM bandwidth and IP trading products.

Results of Operations for Three and Nine Months Ended September 30, 2001

         The following table summarizes our results of operations for the three and nine month periods ending September 30, 2001, compared to the same periods of 2000.

                                                               Three Months Ended                        Nine Months Ended
                                                                   September 30                             September 30
                                                        ---------------------------------         ---------------------------------
                                                            2001                 2000                 2001                 2000
                                                        ------------         ------------         ------------         ------------
                                                                              (restated)
Revenue                                                 $    410,439         $     52,755         $  1,120,783         $     57,255
Recurring Operating Expenses                            $  3,765,850         $ 16,396,836         $ 16,954,012         $ 36,072,047
Non-Recurring Operating Expenses                        $ 10,049,768                 --           $ 10,049,768                 --
Net income (loss)                                       $(13,592,512)        $(17,857,390)        $(26,548,997)        $(39,115,812)


Third quarter results:

Revenue

The Company generated revenue of $410,439 for the three-month period ending September 30, 2001. Revenue in this period was primarily from consulting fees, and to a lesser extent trading commissions. In the comparable period of 2000, the Company generated revenue of $52,755, primarily from consulting fees.

Recurring Operating Expenses

Total recurring operating expenses for the third quarter ending September 30, 2001 were $3.8 million compared to $16.4 million for the third quarter of 2000, reflecting an improvement of 77% year-over-year. The decrease in recurring operating expenses was primarily a result of staff reductions, a significant decrease in option and warrant expense related to employees and service providers, and the elimination of expenses not directly tied to revenue growth.

Total recurring cash operating expenses decreased 69% to $2.0 million compared to $6.4 million for the third quarter of 2000. The decrease was a result of staff reductions, cost reductions associated with the completion of systems development efforts, and the elimination of delivery equipment costs. The major components of our recurring cash expenses for the third quarter of 2001 were:

         Recurring Cash Expenses

         o $925,000 in payroll costs during the third quarter of 2001 compared to $1,910,000 in the third quarter of 2000;

         o $309,000 in outside services during the third quarter of 2001 compared to $725,000 during the third quarter of 2000, and;

         o $222,000 in delivery equipment costs for the third quarter of 2001 compared to $1,719,000 in the third quarter of 2000 (excluding the acceleration of $6.4 million of remaining lease commitments as described below).

Total recurring non-cash operating expenses for the third quarter decreased 82% to $1.8 million compared to $10.0 million for third quarter of 2000. This decrease was primarily due to the significant decrease in option expense related to service providers and employees no longer with the Company. The major components of our non-cash expenses for the third quarter of 2001 were:

         Recurring Non-Cash Expenses

         o        $643,000  related to  amortization of deferred lease payments.
                  There were no such expenses in the same period of 2000

         o $363,000 compared to $1,484,000 in the third quarter of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

         o $563,000 compared to $63,000 for the third quarter of 2000 for depreciation expense;

         o $93,000 compared to $8,095,000 for the third quarter of 2000 for options and warrants to service providers

Non-Recurring Operating Expenses

Other non-recurring operating expenses for the third quarter amounted to approximately $10.1 million compared to none in the third quarter of 2000. During the quarter, the Company recognized the acceleration of $7.0 million in lease obligations, settlements and costs associated with equipment and facilities no longer in use, in addition to a $3.0 million write-down of Xpit Corporation assets subsequently sold to CQG, Inc., principally the carrying value of the RFS platform. Of these non-recurring charges, $9.5 million were non-cash. $5.3 million of these charges are related to the Forsythe lease, are currently due in May 2003 and will be rescheduled for payment in August 2006 upon successful completion of the Company's current funding round.

Interest Income/Expense:

Interest income for the third quarter of 2001 was $42,000 compared to $392,000 for the third quarter in 2000. The decrease in interest income is due to less interest earned on a smaller average investment portfolio. Interest expense of $22,000 for the third quarter was attributable to the $500,000 note payable, which was subsequently repaid during the fourth quarter upon the sale of the Xpit Corporation assets.

Other Expenses

Other non-recurring expenses for the third quarter amounted to approximately $207,000 compared to $325,000 in the third quarter of 2000, due to cost cutting measures enacted by the Company during the third quarter of 2001.

Net Loss:

During the third quarter of 2001, the Company incurred a loss of $13.6 million compared to $17.9 million during the third quarter of 2000. The major components of the net loss for the third quarter were $7.0 million in non-recurring charges associated with leased assets no longer in use, a $3.0 million write-down on the value of the Xpit Corporation assets, and additional cash expenditures of $2.0 million associated with operating the business. These cash expenditures were down from $2.5 million in the second quarter of 2001, representing a 20% quarter-over-quarter improvement.

Due to the recognition of one-time charges associated with unused equipment and facilities and the write-down of the Xpit assets, the Company expects future results to more directly reflect current operations.

Nine-month results:

Revenue

The Company generated revenue of $1,121,000 for the nine-month period ending September 30, 2001, primarily from consulting fees, and to a lesser extent trading commissions. In the comparable period of 2000, the Company generated $57,000, primarily from consulting fees.

Recurring Operating Expenses

Total recurring operating expenses for the nine-months ending September 30, 2001 were $17.0 million compared to $36.1 for the same period in 2000, reflecting a decrease of 53%. This decrease was primarily due to the significant decrease in option expense related to service providers and employees no longer with the Company during 2001.

Total recurring cash operating expenses for the nine-month period decreased 29% to $10.1 million compared to $14.2 for the same period in 2000. The decrease was a result of cost reductions associated with the completion of systems development efforts, staff reductions, and the elimination of expenses not directly tied to revenue growth. The major components of our cash expenses for the nine-month period ending September 30, 2001 were:

         Recurring Cash Expenses

         o $3,247,000 in payroll costs during the nine-month period compared to $3,880,000 during the same period of 2000;

         o $2,084,000 in outside services compared to $2,584,000 during the same period in 2000, and;

         o $2,436,000 for delivery equipment costs compared to $2,454,000 in the same period in 2000.

Total recurring non-cash operating expenses for the nine-month period ending September 30, 2001 decreased 69% to $6.8 million from $22.0 million for 2000, primarily due to the significant decrease in option expense related to service providers and employees no longer with the Company. The major components of our recurring non-cash expenses for the nine-month period ending September 30, 2001 were:

         Recurring Non-cash Expenses

         o $1,566,000 compared to $9,128,000 for the same period in 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

         o $1,418,000 compared to $164,000 for the same period in 2000 for depreciation expense;

         o $558,000 for deferred and accrued compensation. There were no such expenses in the similar period of 2000;

         o        $633,000  for  option   revaluation   related  to   terminated
                  employees. There were no such expenses in the similar period of 2000;

         o $379,000 compared to $11,711,000 in the same period of 2000 for options and warrants granted to service providers;

         o        $1,286,000 related to amortization of deferred lease payments.
                  There were no such expenses in the same period of 2000.

         o $577,000 of accruals related to contingent liabilities. The comparable amount in the 2000 period was $250,000.

Non-Recurring Operating Expenses

Other non-recurring operating expenses for the nine-month period ending September 30, 2001 amounted to approximately $10.1 million compared to none in the similar period of 2000. During the third quarter of 2001, the Company recognized the acceleration of $7.0 million in lease obligations, settlements and costs associated with equipment and facilities no longer in use, in addition to a $3.0 write-down of Xpit Corporation assets subsequently sold to CQG, Inc. Of these non-recurring charges in the third quarter, $9.5 million were non-cash. $5.3 million of these charges are related to the Forsythe lease, are currently due in May 2003 and will likely be rescheduled for payment in August 2006 upon completion of the Company's current funding round.

Interest Income/Expense:

Interest income for the first nine months of 2001 was $316,000 compared to $605,000 for the same period in 2000. The decrease in interest income is due to less interest earned on a smaller average investment portfolio. Interest expense of $31,000 for the nine-month period was primarily attributable to the $500,000 note payable, which was subsequently repaid during the fourth quarter upon the sale of the Xpit Corporation assets.

Other Expenses:

Other non-recurring expenses for the nine-month period ending September 30, 2001 amounted to approximately $1.0 million compared to $1.8 million in the similar period of 2000. During the first two quarters of 2001, the Company recognized a loss on sale of securities held of $0.7 million.

Net Loss:

During the nine-month period ending September 30, 2001, the Company incurred a loss of $26.6 million compared to $39.1 million during the same period of 2000. The major components of the net loss for the recent nine-month period were $7.1 million in non-recurring charges associated with leased assets, a $3.0 million write-down on the value of the Xpit Corporation assets, and additional cash expenditures of $10.1 million associated with operating the business.

LIQUIDITY AND CAPITAL RESOURCES

RateXchange has financed its operations to date primarily through the sale of equity securities. The Company has been unprofitable since inception and has incurred net losses in each year.

Cash and cash equivalents at September 30, 2001 were $2.1 million compared to $4.9 million on June 30, 2001 and $14.2 million on December 31, 2000.

As previously disclosed in the year 2000 Form 10K, in April 2001, the Company received an irrevocable commitment from two investors to acquire a total of $9 million of newly issued common shares of the Company. During the second quarter of 2001, management was informed by those investors that they did not expect to honor the original commitment due to the decline in the Company's share price. As a result of this development, in addition to the expense reductions undertaken by the Company, management is in the process of raising $2.5 million in a private placement of convertible subordinated notes, which it expects to close before the end of November. As of November 14, 2001, the Company has opened escrow into which approximately $1.8 million has been received. Management expects that this financing will be sufficient to fund its operations for at least the next twelve months (See Note 11 - Subsequent Events).

In the fourth quarter of 2000, new management began to implement cost cuts in order to more closely tie costs to revenue. Significant expense reductions have continued through October 2001, which included, among other things, the sale of the Xpit assets, staff reductions, elimination of obligations related to leased equipment and facilities, and the elimination of nearly all outside consulting services. Although the Company expects its current $2.5 million financing will be sufficient to meet its needs, it cannot make assurances that it will be able to raise the total amount, or that such amount will be adequate for the Company's needs.

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

The Company has continued to lower its operating costs, including a reduction in its workforce, a further reduction in management salaries and the elimination of additional operating expenses, including all consulting expenses. Management is working aggressively on these factors to ensure that it is fully able to execute on its current business plan. We have taken the following steps to achieve profitability:

         o We completed the sale of the Xpit assets to CQG help strengthen the Company's balance sheet, reduce the monthly cash burn, and allow the Company to focus on its core businesses of brokerage, consulting and information services.

         o We are pursuing additional revenue generating opportunities such as the establishment of a securities broker/dealer that may accelerate our development of a financial services business model;

         o        We  have   re-negotiated   or  settled   existing  claims  and
                  obligations with respect to unused equipment and space at a discount to the value of the associated liabilities;

         o Upon the successful completion of our current financing above a minimum of $2 million, we will effect a restructuring of our agreement with respect to the operating lease underlying our delivery equipment, resulting in the creation of a $5.95 million five-year 9% convertible note, with interest payable in cash or Ratexchange common stock. This will reduce our cash expense associated with this lease from $74,000 per month through April 2002 and $148,000 per month through April 2003, to approximately $44,000 per month through August 2006, and will extend an increased balloon payment from $4.2 million to $5.95 million out an additional 39 months to August 2006;

         o We have reduced our number of employees and associated personnel costs; our employee headcount in our San Francisco location has been reduced from 37 at December 31, 2000 to 11 currently. Including the five employees at our subsidiary RMG Partners, there are a total of 16 employees; and

         o        We  have  significantly   reduced  our  marketing  and  public
                  relations costs.

Net cash used in operating activities was $11.0 million for the nine months ending September 30, 2001, compared to $13.8 million for the comparable period in 2000. Net cash used in operating activities during the first nine months of 2001 was due primarily to:

         o Costs associated with accelerating the deployment of the RateXchange Trading System;

         o        Ongoing business development activities;

         o Settlement of claims and lease obligations related to unused equipment and space.

Net Cash provided by investing activities was $11.0 million for the first nine months of 2001, due primarily to the sale of marketable securities.

We are executing an overall business plan that will require additional capital for, among other uses:

         o        Funding operating losses and ongoing working capital needs;

         o Development of additional products and services, such as IP and Metro Trading products;

         o        Support of the operating expenses of Amerex Bandwidth; and

         o        Development and growth of a securities broker/dealer


We currently anticipate that our available funds, consisting of cash, cash equivalents and investments, combined with those funds raised through the sale of the Xpit assets and the anticipated net proceeds from our current financing, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next 12 months. Our future long-term capital needs will depend significantly on the rate of growth of our business, the timing of expanded service offerings, the success of these services once they are launched and our ability to adjust our operating expenses to an appropriate level if the growth rate of our business is slower than expected. Any projections of future long-term cash needs and cash flows are subject to substantial uncertainty. If our available funds and cash generated from operations are insufficient to satisfy our long-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain additional lines of credit, curtail expansion of our services or potentially liquidate selected assets. If we issue additional securities to raise funds, those securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

OUTLOOK

RateXchange  is a  transaction  services  firm that  combines  the  strengths of traditional voice brokerage and technology-based trading systems to help its clients understand and compete in newly commoditizing industries. As a neutral entity that acts as agent rather than taking positions, the Company provides a window to evolving commodity marketplaces by providing information and consulting, similar to the securities industry. The Company also provides a neutral trading system, which offers buyers and sellers the dual benefits of price discovery and anonymity. Customers of RateXchange who are interested in trading bandwidth, such as telecommunications firms, energy merchants and financial services companies, seek in-depth, unbiased market information and pricing on bandwidth, as well as a trusted system to execute their trades. The Company's information services group provides pricing data, supported with market research and comprehensive analysis for industry segments supported by RateXchange's trading systems. The Company's consulting services practice provides asset valuation tools, risk management strategies and price analytics. This combination of RateXchange services helps create liquidity in the marketplace - generating increased trading activity and price information that the Company reflects back into the market.

We plan to move into the brokering of additional products that fit into the brokerage, consulting and information services model. We are pursuing the formation of a securities broker-dealership that may accelerate our development of a financial services business model.

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

         o Implement and successfully execute our business and marketing strategy; and

         o Respond to competitive developments and market conditions in the global communications industry.

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

As previously discussed, we will need additional funds for enhancement of the IP and Metro Trading products, support of the operations of Amerex Bandwidth, general and administrative costs and to fund losses before achieving profitability. We will need to raise additional funds through additional equity and/or debt financing to meet our capital requirements. We cannot assure you that such financings will be available in amounts or on terms needed to meet our requirements, or at all. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. The inability to raise all needed funding would adversely affect our ability to successfully implement the objectives of our business plan.

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

At September 30, 2001, our accumulated deficit since inception was $84,051,914, including $39,823,000 related to stock grants, options and warrants. For the third quarter of 2001, we incurred a net loss of $13,592,512, consisting of $7,039,000 in non-recurring charges associated with unused lease equipment and facilities, including warrant and stock option charges, and a $3,010,000 write-down of the Xpit assets. We have incurred a net loss in each year of our existence, and have financed our development stage operations primarily through sales of equity securities. We have recorded nominal revenues from operations. We expect to incur net losses for the foreseeable future. We may never achieve or sustain significant revenues or profitability on a quarterly or annual basis.

If the RateXchange Trading System does not achieve commercial acceptance, our results will suffer.

We expect to rely largely on fees and commissions from transactions facilitated on the RateXchange Trading System and related consulting services for the foreseeable future. Online trading of telecommunications bandwidth currently has only limited market acceptance. As a result, our future ability to gain commercial acceptance of the RateXchange Trading System is critical to our success. Any failure to successfully gain commercial acceptance of the RateXchange Trading System would not only have a material adverse effect on our business and operating results, but also on our ability to seek additional revenue opportunities.

We depend on the efforts of the Amerex Bandwidth, Ltd. brokers who execute trades with the assistance of our trading system to generate revenues for us.

In September 2000, we entered into a strategic alliance with Amerex Bandwidth, Ltd., a leading energy and power broker. Under our agreement with Amerex, Amerex brokers execute trades for the sale or purchase of telecommunications capacity, Internet protocol products and/or other telecommunications-related products with the assistance of our trading system, and we share with Amerex the revenues generated by these trades. As a result, we depend on the efforts of the Amerex brokers who execute those trades to generate revenues for us. There can be no assurance that these brokers will be successful in expanding our business.

Our agreement with Amerex, which terminates at the end of 2001, currently obligates us to pay for a portion of Amerex's operating expenses. Our failure to renew this agreement on terms acceptable to us could adversely affect our business.

Pursuant to our agreement with Amerex, although we receive 70% of any commissions generated by voice brokerage sales effected by Amerex, we are currently obligated to pay up to $15,000 monthly, reduced recently by amendment from $70,000, to cover Amerex's negative operating expenses. Current monthly brokerage commissions approximate $20,000. Based on current bandwidth trading activity, we estimate that Amerex's negative cash flow from these operations approximates $50,000 per month. Our agreement with Amerex terminates at the end of 2001. We cannot assure that we will be able to extend this agreement on terms acceptable to us, if at all, or if we do that our monthly obligation to pay for Amerex's negative operating expenses will not increase substantially. Our failure to extend this agreement, or, in the alternative, internally develop or otherwise acquire an adequate bandwidth voice brokerage operation would adversely affect our business.

We may not be able to compete successfully against current and future competitors.

The market for the brokerage of bandwidth and related commodities, both regulated and unregulated, is new, rapidly evolving and highly competitive. We expect competition in this market to intensify in the future. Several of the existing online exchanges and brokers, such as E-Speed, Intercontinental Exchange and Altra currently operate online marketplaces in commodities and have large established customer bases. These companies may start bandwidth trading marketplaces. Our ability to compete with them will depend largely upon our ability to capture market share.

In addition, we compete with companies who trade, broker or otherwise assist in the buying and selling of telecommunications bandwidth. Therefore, we currently or potentially compete with a variety of other companies, including lead-generation services and traditional offline brokers. Many companies, such as Band-X, and Arbinet, offer services to buyers and sellers of bandwidth and other telecommunications products. The increased use and acceptance of any other method of facilitating the buying and selling of excess telecommunications bandwidth may adversely impact the commercial viability of the RateXchange Trading System.

Large telecommunications and energy companies have the ability and resources to compete in the online bandwidth trading services market if they choose to do so, including launching their own online exchanges or other trading services. Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to offer, or bring to market earlier, products and services that are superior to our own in terms of features, quality, pricing or other factors. Our failure to compete successfully with any of these companies could have a material adverse effect on our business and results of operations.

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

We may be adversely affected by government regulations and legal uncertainties associated with the Internet.

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, but the legislative and regulatory treatment of the Internet remains largely unsettled. The U.S. Congress has adopted Internet laws regarding copyright, taxation and the protection of children. In addition, a number of other legislative and regulatory proposals under consideration by federal, state, local and foreign governments could lead to additional laws and regulations affecting, among other things:

         o        the  right  to  collect   and  use   personally   identifiable
                  information;

         o        pricing;

         o        intellectual property;

         o        online content;

         o        user privacy;

         o        taxation;

         o        access charges;

         o        distribution;

         o        liability for third-party activities; and

         o        characteristics and quality of products and services.

For example, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws in the United States that may impose additional burdens on companies conducting business over the Internet.

The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, reduce the demand for our products and services and increase our cost of doing business, or otherwise have an adverse effect on our business and results of operations. Moreover, courts may seek to apply existing laws not explicitly relating to the Internet in ways that could impact the Internet, and it may take years to determine whether and how laws such as those governing intellectual property, privacy, libel and taxation will affect the Internet and our use of it.

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

We have registered our subsidiary RMG as a securities broker/dealer and, as such, are subject to substantial regulations. Our failure to comply with these regulations would adversely affect our business.

We have registered our wholly owned subsidiary RMG Partners Corp. with the SEC as a securities broker/dealer, and as a result are subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker/dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker/dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, such as the National Association of Securities Dealers, Inc. ("NASD"), and national securities exchanges. The NASD is our primary self-regulatory organization. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker/dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker/dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker/dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker/dealer, its officers or employees. If we fail to comply with these rules and regulations, our business would be materially and adversely affected.

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

There may be a significant need to upgrade the capacity of the RateXchange Trading System in order to handle thousands of simultaneous users and transactions. Our inability to add additional software and hardware or to develop and upgrade further our existing technology, transaction processing systems or physical infrastructure to accommodate increased traffic on these systems or increased trading volume through our online trading or transaction processing systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service and impaired quality and speed of trade processing, any of which could have a material adverse effect on our business and operating results.

Our business and operations would suffer in the event of system failures.

Our success, in particular our ability to successfully facilitate bandwidth and derivative trades and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures and redundancy, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders.

If we do not respond effectively to technological change, our service could become obsolete and our business will suffer.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the RateXchange Trading System and. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing systems and proprietary technology obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

         o        Market  conditions  in  the  telecommunications   industry  in
                  general,   Internet-based   services   and   commodity   voice
                  brokerage; and

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

Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with less than three months to maturity are considered to be cash equivalents. Investments with maturities between three and twelve months are considered to be short-term investments. Investments with maturities in excess of twelve months are considered to be long-term investments. We do not expect any material loss with respect to our short-term investment portfolio.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         Switch & Data Facilities Company v. RateXchange Corporation

         In August of 2001 this action was dismissed following settlement of the claims. In exchange for a full release and the dismissal, the Company paid $250,000 in cash and issued 200,000 shares of restricted common stock to Switch & Data.

         Martin v. RateXchange

         On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against RateXchange Corporation in the United States District Court for the Western District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of RateXchange Corporation. In December of 1998 Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin's employment. The complaint asks for damages of approximately $150,000.

         Mr. Martin had filed suit previously in the Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin has now revived his claim against the Company.

         The Company was recently served with the lawsuit and has not yet responded in court.

         YellowBrix, Inc. v. RateXchange Corporation

         On October 2, 2001, YellowBrix, Inc. filed a lawsuit against RateXchange Corporation in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract. YellowBrix, Inc. provided news wire information to the Company in 2001. The complaint asks for damages of approximately $32,000. The Company was recently served with the lawsuit and has not yet responded in court.

         RateXchange, Inc. v. PWREF/MCC-China Basin, LLC

         In September of 2001, the RateXchange, Inc., one of the Company's Delaware subsidiaries, filed a lawsuit against PWREF/MCC-China Basin, LLC, its previous landlord, alleging constructive eviction and seeking declaratory relief. The allegations of the complaint arise from the lease for commercial space between the parties for the property located at 185 Berry Street, in San Francisco, California. PWREF/MCC-China Basin, LLC has recently responded to the complaint and filed a cross-complaint against RateXchange, Inc. The Company has reserved $132,000 to address this matter.

         Based upon the facts known to the Company at this time and the applicable law, RateXchange does not expect the above cases to result in significant exposure to the Company and the Company has not set aside any additional reserves for the contingencies listed above.


Item 2. Changes in Securities and Use of Proceeds.

a)       Not applicable.

b)       Not applicable.

c)       Not applicable

d)       Not applicable.


Item 3. Exhibits and Reports on Form 8-K

None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Dated this 12th day of November, 2001.


                                        RATEXCHANGE CORPORATION


                                        By: /s/ D. Jonathan Merriman
                                            ------------------------------------
                                            D. Jonathan Merriman
                                            Chairman and Chief Executive Officer