Form 10-Q/A
period 2001-09-30
RATEXCHANGE CORP
filed 2001-11-21
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q/A


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

             18,278,174 shares common stock as of November 20, 2001 2,000,000 shares preferred stock, Series A, as of November 20, 2001

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

                                                   PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                     CONSOLIDATED BALANCE SHEET


ASSETS                                                                                        September 30,            December 31,
                                                                                              ------------             ------------
                                                                                                  2001                     2000
                                                                                              (Unaudited)
                                                                                              ------------             ------------
Current assets
       Cash and cash equivalents                                                              $  2,130,884             $  2,115,152
       Accounts receivable (net of an allowance for
         doubtful accounts of $9,460 at September 30, 2001
         and $4,960 at December 31, 2000)                                                          403,427                   41,170
       Investment securities available for sale                                                       --                 12,124,635
       Notes Receivable                                                                              6,000                     --
       Interest receivable                                                                            --                    204,755
       Prepaid expenses                                                                              8,340                  116,360
                                                                                              ------------             ------------
              Total current assets                                                               2,548,651               14,602,072

Property and equipment (net of accumulated depreciation of
  $655,730 and $240,791 in 2001 and 2000)                                                        2,454,974                1,401,888

Other assets
       Investment in affiliate                                                                      75,000                   75,000
       Deposits                                                                                    195,293                  184,856
                                                                                              ------------             ------------
Total assets                                                                                  $  5,273,918             $ 16,263,816
                                                                                              ============             ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accrued expenses and liabilities                                                       $  2,174,330             $  1,061,960
       Accounts payable                                                                            450,944                1,538,910
       Notes payable                                                                               522,151                     --
                                                                                              ------------             ------------
              Total current liabilities                                                          3,147,425                2,600,870

               Accrued Lease Liabilities                                                         5,396,799                     --
                                                                                              ------------             ------------
                             Total Liabilities                                                   8,544,224                2,600,870

Stockholders' equity (deficit)

       Preferred stock, $.0001 par value, 60,000,000
         shares authorized; 2,000,000 issued and
         outstanding issued and outstanding                                                            200                     --

       Common stock, $.0001 par value; 300,000,000 shares
         authorized; issued and outstanding: 18,053,000
         shares in 2001 and 17,783,000 shares in 2000                                                1,805                    1,778
       Additional paid-in capital                                                               81,236,603               72,132,890
       Accumulated deficit                                                                     (84,051,914)             (57,393,548)
       Deferred compensation                                                                      (457,000)                    --
       Notes receivable on sales of common stock                                                      --                   (363,661)
       Accumulated other comprehensive loss
                                                                                                      --                   (714,513)
                                                                                              ------------             ------------
              Total stockholders' equity (deficit)                                              (3,270,306)              13,662,946
                                                                                              ------------             ------------
Total liabilities and stockholders' equity (deficit)                                          $  5,273,918             $ 16,263,816
                                                                                              ============             ============

See notes to financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)

                                                CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                                       Beginning of
                                                                                                                       Development
                                                                                                                         Stage
                                              Three Months ended                     Nine Months ended                 (September
                                                 September 30,                          September 30,                    30, 1998)
                                                  (unaudited)                            (unaudited)                      through
                                       --------------------------------        --------------------------------        September 30,
                                           2001                2000               2001                 2000                2001
                                                                                                    (restated)          (unaudited)
                                       ------------        ------------        ------------        ------------        ------------
REVENUE
Trading and consulting                 $    410,439        $     52,755        $  1,120,783        $     57,255        $  1,212,006

EXPENSES
Selling, general and
  administrative
  (includes non-cash
  expenses of
  $1,245,000 and
  $9,974,000 for the
  three month periods
  in 2001 and 2000 and
  $5,423,000 and
  $21,884,000 for the
  nine month periods
  in 2001 and 2000)                       3,203,024          16,333,853          15,536,389          35,907,785          67,159,039
Write off advances to
  potential investee                           --                  --                  --                  --             1,298,681
Depreciation and
  amortization                              562,826              62,983           1,417,623             164,262           1,658,414
Purchase of
  subsidiaries
  (non-cash)                                   --                  --                  --                  --             1,597,118
Write-down of
  software assets                         3,010,371                --             3,010,371                --             3,010,371
Loss or settlement on
  leases                                  7,039,397                --             7,039,397                --             7,039,397
                                       ------------        ------------        ------------        ------------        ------------
    Total Expenses                       13,815,618          16,396,836          27,003,780          36,072,047          81,763,020

OTHER INCOME
  (EXPENSE)

Interest income                              41,925             392,300             316,205             604,561           1,487,397
Interest expense                            (22,151)         (1,581,234)            (30,901)         (1,882,706)         (1,883,406)
Loss on securities                             --                 --               (744,197)                               (744,197)
Other expenses (net)                       (207,107)           (324,375)           (207,107)         (1,822,875)         (2,029,982)
                                       ------------        ------------        ------------        ------------        ------------
Loss before taxes                       (13,592,512)        (17,857,390)        (26,548,997)        (39,115,812)        (83,721,202)

Income tax provision
  (benefit)                                    --                  --                  --                  --                  --
                                       ------------        ------------        ------------        ------------        ------------
NET LOSS                               $(13,592,512)       $(17,857,390)       $(26,548,997)       $(39,115,812)       $(83,721,202)
                                       ============        ============        ============        ============        ============

Basic and diluted net
  loss per share                       $      (0.76)       $      (1.03)       $      (1.50)       $      (2.40)
Weighted average
  number of shares
  of common stock                        17,880,391          17,356,043          17,815,821          16,334,695

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

In April 2001, as previously disclosed in the year 2000 Form 10K, the Company received an irrevocable commitment from two investors to acquire a total of $9 million of common stock to be issued from capital shares. During the second quarter of 2001, management was informed by those investors that they did not expect to honor the original commitment due to the decline in the Company's share price. As a result of this development, management is seeking a reduced amount of financing in the amount of $2.5 million and in no event more than $3.5 million, that the Company expects to close before the end of November 2001. As of November 20, 2001, the Company had opened escrow into which approximately $2.9 million had been received. Additionally, on October 29, 2001, the Company sold substantially all of the assets related its Xpit Corporation subsidiary for $1.0 million in net cash, in addition to the retirement of a related $500,000 note payable (See Note 11 - Subsequent Events).

In November 2000, new management began to implement cost cuts in order to more closely tie costs to revenue. Significant expense reductions have continued through October 2001, which included, among other things, staff reductions, settlement of outstanding obligations associated with unused equipment and completion of certain development efforts that have significantly reduced expenditures for outside consulting expertise. The Company believes that a successful closing of the current financing will be sufficient to fund operations for the next 12 months. The Company cannot make assurances that it will be able to complete the full financing, or that such financing will be adequate for the Company's needs.

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

NOTE 9 RMG PARTNERS

In April 2001, the Company formed RMG Partners Corporation (RMG) as a wholly owned subsidiary created to provide market-based solutions through the use of derivative trading strategies. RMG principals receive 85% of revenues, which is used to cover payroll and all of the operating expenses of RMG. In connection with his hiring, the CEO of RMG has been given the right to acquire a specific number of shares of the Company with additional purchase rights upon achievement of revenue targets in the future. This deferred compensation is reflected as a component of equity in the balance sheet and is being amortized over a period of 12 months. The Company has granted an affiliate of the principals of RMG the right to purchase RMG for $300,000 commencing in April 2002.

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

Private Placement of $2.5 million Convertible Subordinated Notes

As of November 20, 2001, the Company was in the process of raising $2.5 million, and in no event more than $3.5 million, in a private placement financing, which the Company expects will close before the end of November. The offering consists of 50 units, with each unit consisting of a ten-year $50,000 12% convertible subordinated note and warrants to acquire 12,500 shares of RateXchange common stock. The conversion price of the note and the exercise price of the warrants will be the greater of $0.35 or the closing price of RateXchange common stock as evidenced by the last trade on the AMEX prior to the closing of the sale of the units. The warrants will be exercisable for three years following the closing.

The offering is on a best efforts basis, with current funds raised being held in an escrow account. However, upon closing, all funds raised, less the expenses of the offering, will be made available for use by the Company. No assurances can be made that the Company will complete the full funding. As of November 20, 2001, approximately $2.9 million had been received in the escrow account.

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

As previously disclosed in the year 2000 Form 10K, in April 2001, the Company received an irrevocable commitment from two investors to acquire a total of $9 million of newly issued common shares of the Company. During the second quarter of 2001, management was informed by those investors that they did not expect to honor the original commitment due to the decline in the Company's share price. As a result of this development, in addition to the expense reductions undertaken by the Company, management is in the process of raising $2.5 million, and in no event more than $3.5 million, in a private placement of convertible subordinated notes, which it expects to close before the end of November. As of November 20, 2001, the Company has opened escrow into which approximately $2.9 million has been received. Management expects that this financing will be sufficient to fund its operations for at least the next twelve months (See Note 11 - Subsequent Events).

In the fourth quarter of 2000, new management began to implement cost cuts in order to more closely tie costs to revenue. Significant expense reductions have continued through October 2001, which included, among other things, the sale of the Xpit assets, staff reductions, elimination of obligations related to leased equipment and facilities, and the elimination of nearly all outside consulting services. Although the Company expects its current financing will be sufficient to meet its needs, it cannot make assurances that it will be able to raise the total amount, or that such amount will be adequate for the Company's needs.

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

Exhibits

4.1  Certificate  of  Designation  of Series A  Convertible  Preferred Stock

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