Form 10-Q/A
period 2001-06-30
RATEXCHANGE CORP
filed 2001-12-26
CIK 826683

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

         Financial Statements (Restated)

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

                                                   Part I - Financial Information

Item 1. Financial Statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                     CONSOLIDATED BALANCE SHEET


                                              ASSETS                                                June 30,           December 31,
                                                                                                      2001                 2000
                                                                                                   ------------        ------------
                                                                                                    (Restated)
                                                                                                   (Unaudited)
Current assets
         Cash and cash equivalents                                                                 $  4,859,630        $  2,115,152
         Accounts receivable (net of an allowance for doubtful accounts
            of $9,460 at June 30, 2001 and $4,960 at December 31, 2000)                                 224,418              41,170
         Investment securities available for sale                                                                        12,124,635
         Interest receivable                                                                                                204,755
         Prepaid expenses                                                                                32,743             116,360
                                                                                                   ------------        ------------
                  Total current assets                                                                5,116,791          14,602,072

         Property, equipment and Software (net of accumulated depreciation of                         6,019,659           1,401,888
            $1,095,589 and $240,791 in 2001 and 2000)
         Other assets
         Investment in affiliate                                                                         75,000              75,000
         Deposits                                                                                       175,114             184,856
                                                                                                   ------------        ------------
Total assets                                                                                       $ 11,386,564        $ 16,263,816
                                                                                                   ============        ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

         Accrued expenses                                                                          $  1,901,446        $  1,061,960
         Accounts payable                                                                               601,831           1,538,910
         Notes payable                                                                                  500,000                --
                                                                                                   ------------        ------------
                  Total current liabilities                                                           3,003,277           2,600,870

         Convertible Note Payable and Accrued Interest                                             $    402,762                --
                                                                                                   ------------        ------------
                  Total Liabilities                                                                $  3,406,039           2,600,870

Stockholders' equity

         Preferred stock, $.0001 par value, 60,000,000 shares authorized;
            2,000,000 issued and outstanding                                                                200                --
         Common stock, $.0001 par value; 300,000,000 shares
            authorized; issued and outstanding: 17,783,000 shares
            in 2001 and 2000                                                                              1,778               1,778
         Additional paid-in capital                                                                  79,662,807          72,132,890
         Accumulated deficit                                                                         70,736,664         (57,393,548)
         Deferred compensation                                                                         (684,500)
         Notes receivable on sales of common stock                                                     (263,096)           (363,661)
         Accumulated other comprehensive loss                                                                              (714,513)
                                                                                                   ------------        ------------
                  Total stockholders' equity                                                          7,980,525          13,662,946
                                                                                                   ------------        ------------
Total liabilities and stockholders' equity                                                         $ 11,386,564        $ 16,263,816
                                                                                                   ============        ============

See notes to financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)

                                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                      Beginning of
                                                                                                                   Development Stage
                                                                                                                      (September 30,
                                                 Three Months ended June 30,         Six Months ended June 30,            1998)
                                                         (unaudited)                        (unaudited)                  through
                                               ------------------------------      ------------------------------        June 30,
                                                   2001              2000              2001              2000              2001
                                               ------------      ------------      ------------      ------------      ------------
                                                (restated)                          (restated)        (restated)        (unaudited)
REVENUE
Trading and consulting                         $    370,516      $      4,500      $    710,344      $      4,500      $    801,567

EXPENSES

Selling, general and
  administrative (includes
  non-cash expenses of
  $2,965,000 and $2,458,000
  for the three month periods
  in 2001 and 2000 and
  $4,510,000 and $11,547,000
  for the six month periods in
  2001 and 2000)                                  5,499,449         6,778,223        12,690,365        19,259,432        64,312,261
Write off advances to potential
     investee                                          --                --                                               1,298,681

Depreciation and amortization                       458,803            77,182           854,797           101,279         1,096,342
Purchase of subsidiaries
     (non-cash)                                        --                --                --                --           1,597,118
                                               ------------      ------------      ------------      ------------      ------------

     Total Expenses                               5,958,252         6,855,405        13,545,162        19,360,711        68,304,402

OTHER INCOME (EXPENSE)

Interest income                                     124,003           305,502           274,280           212,261         1,445,473
Interest expense                                    (11,512)         (301,184)          (11,512)         (301,472)     $  1,864,017
Loss on securities                                 (199,923)                           (744,197)                           (744,197)
Other expenses (net)                                               (1,500,000)                         (1,498,500)       (1,822,875)
                                               ------------      ------------      ------------      ------------      ------------
Loss before taxes                                (5,675,168)       (8,346,587)      (13,316,247)      (20,943,922)      (70,488,451)

Income tax provision (benefit)                         --                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                       $ (5,675,168)       (8,346,587)     $(13,316,247)     $(20,943,922)     $(70,488,451)
                                               ============      ============      ============      ============      ============

Basic and diluted net loss per
     share                                    $      (0.32)     $      (0.49)     $      (0.75)     $      (1.33)

Weighted average number of
     shares of common stock                      17,783,000        17,133,613        17,783,000        15,817,530

See notes to the financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                      Beginning of
                                                                                                                    the Development
                                                                                                                    Stage September
                                                                                       For the six months             30, 1998 to
                                                                                           ended June 30,                June 30,
                                                                                       2001              2000              2001
                                                                                   ------------      ------------      ------------
                                                                                    (Unaudited)       (Unaudited)       (Unaudited)
                                                                                    (restated)        (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                         $(13,316,247)     $(20,943,922)     $(70,488,451)
  Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                  854,797           300,525         1,095,588
         Write off advances to potential investee                                                                           206,898
         Stock options and warrants granted to service providers and
           strategic partners                                                           540,000         3,653,514        17,930,213
         Stock options granted to employees below fair market value                   1,135,000         7,643,921        11,526,432
         Stock options - termination adjustment                                         565,875              --           1,612,333
         Warrants issued in relation to bridge financing                                   --                             1,657,988
         Warrants for purchase of common stock issued for services                         --                             1,559,461
         Purchase of outstanding shares of RateXchange                                     --                             1,507,408
         Deferred lease payments                                                        643,000                             643,000
         Deferred compensation and other                                                733,371                             733,371
         Loss on securities                                                             744,197                             744,197
         (Increase) decrease in security deposits                                         9,741          (157,395)         (175,115)
         (Increase) decrease in receivables and other advances                         (105,125)         (249,278)         (467,411)
         Increase (decrease) in accounts payable and accrued expenses                   (97,593)        1,286,896         2,393,762
                                                                                   ------------      ------------      ------------
                  Net cash used in operating activities                              (8,292,984)       (8,465,739)      (29,520,326)

CASH FLOWS FROM INVESTING ACTIVITIES
         Payment for purchase of equipment                                              (42,900)         (602,397)       (1,685,580)
         Purchase of Halo Stock                                                                                            (631,251)
         Purchase of investments available for sale                                                   (18,734,934)      (32,975,313)
         Sale of investments available for sale                                      11,580,361         3,300,858        32,347,776
         Investment in Affiliates                                                      (500,000)                           (575,000)
                                                                                   ------------      ------------      ------------
                  Net cash provided by (used in) investing activities                11,037,461       (16,036,473)       (3,519,368)

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans and other debt                                                              --           1,200,000         1,500,000
         Proceeds from common stock sales (net)                                            --          30,135,000        35,242,893
         Proceeds from notes receivable                                                    --           1,541,050         1,590,319
         Loan to employee stock purchase program                                           --                --            (433,889)
                                                                                   ------------      ------------      ------------
                  Net cash provided by financing activities                                --          32,876,050        37,899,323
                                                                                   ------------      ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 2,744,477         8,373,838         4,859,630

CASH and CASH EQUIVALENTS BEGINNING OF PERIOD                                         2,115,152           451,615              --
                                                                                   ------------      ------------      ------------
CASH and CASH EQUIVALENTS END OF PERIOD                                            $  4,859,630      $  8,825,453      $  4,859,630
                                                                                   ============      ============      ============

See notes to financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   INTERIM FINANCIAL STATEMENTS -- AS RESTATED; COMPANY BACKGROUND AND
         HISTORY


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


         The Company has restated its Form 10Q for the period ending June 30, 2001. As discussed in Note 11, the Company modified its severance agreement with a former executive which was not properly reflected in the previously filed 10-Q. To correct this misstatement, the revised financial statements reflect a $425,000 increase in compensation expense not previously recorded, offset by a $68,000 reduction in compensation related to the continued amortization of option related expense which should not have been reported. Additionally, the company recorded the related note payable plus accrued interest totaling $402,762.


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

NOTE 6   COMPREHENSIVE LOSS


         The comprehensive loss for the first six months and second quarter of 2001 and 2000 was:

                                                                 Three Months Ended                       Six Months Ended
                                                                     June 30                                  June 30
                                                            2001                 2000                 2001                  2000
                                                        ------------         ------------         ------------         ------------
Net loss                                                $ (5,675,168)        $ (8,346,587)        $(13,316,247)        $(20,943,922)
Other Comprehensive Income:

  Unrealized gains on short term
    investments net of realized losses                                            159,798                                   159,798
                                                        ------------         ------------         ------------         ------------
Comprehensive loss                                      $ (5,675,168)        $ (8,186,789)        $(13,316,247)        $(21,103,720)
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


NOTE 11  SEVERANCE AGREEMENT WITH FORMER OFFICER

In May 2001, the Company renegotiated the terms of the severance included in its employment agreement with Donald Sledge, former Chairman and CEO of RateXchange Corporation. Upon his leaving the Company, Mr. Sledge was originally to receive one year's salary, or $300,000, in addition to a $150,000 severance payment in cash and the accelerated vesting of certain stock option grants. In lieu of the original agreement, the Company renegotiated these terms to payments of $25,000 cash in May 2001, $25,000 cash in July 2001 and the issuance of a $400,000 two-year convertible promissory note from the Company with interest at 7.0% per annum. The principal can be converted to shares of common stock at $2.75 per share conversion rate at any time during the term. Additionally, an option to purchase 300,000 shares of common stock that was granted to Mr. Sledge was terminated as part of the negotiation.

NOTE 12  SUBSEQUENT EVENTS


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

Results of Operations for Three and Six Months Ended June 30, 2001


         The following table summarizes our results of operations for the first six months and second quarter of 2001, compared to the same periods of 2000.

                                                                Six Months Ended                        Three Months Ended
                                                                     June 30                                  June 30
                                                        ---------------------------------         ---------------------------------
                                                            2001                 2000                  2001                 2000
                                                        ------------         ------------         ------------         ------------
                                                                              (restated)
Revenue                                                 $    710,344         $      4,500         $    370,516         $      4,500
Expenses (including selling,
  general and administrative)                           $ 13,545,162         $ 19,360,711         $  5,958,252         $  6,855,405
Net income (loss)                                       $(13,316,247)        $(20,943,922)        $ (5,675,168)        $ (8,346,587)



Revenue

         We generated revenue of $710,000 during the first six months of 2001 and $371,000 during the second quarter of 2001. Revenue in both periods was primarily from consulting and trading commissions. In the comparable periods of 2000, we generated $4,500 from banner advertising.

Expenses


         Our total expenses for the first six months of 2001 were $13,545,000 compared to $19,361,000 in the first six months of 2000. The major components of our expenses for the six month periods were:


         Non-cash Expenses


         o $1,135,000 in the first half of 2001 compared to $7,644,000 in the first half of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;


         o $566,000 in the first half of 2001 for option revaluation related to terminated employees. There were no such expenses in the first half of 2000;

         o $540,000 in the first half of 2001 compared to $3,653,000 for the first half of 2000 for options and warrants granted to service providers.


         o $1,116,000 for deferred and accrued compensation. There were no such expenses in the first half of 2000.


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


         For the second quarter of 2001 our total expenses were $5,958,000 compared to $6,855,000 in the second quarter of 2000. The major components of our expenses for the second quarter were:


         Non-cash Expenses


         o $411,000 in the second quarter of 2001 compared to $1,540,000 in the second quarter of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;


         o $285,000 in the second quarter of 2001 compared to $668,000 in the second quarter of 2000 for options and warrants granted to service providers.


         o $1,116,000 for deferred and accrued compensation. There were no such expenses in the second quarter of 2000.


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

Net Loss:


         During the first half of 2001, we incurred a loss of $13,316,000 compared to $20,944,000 during the same period of 2000. The major components of the net loss for the first half of 2001, were non cash expenses for stock options and warrants to purchase company stock of $2,241,000 and additional expenditures associated with developing the business of $12,059,000. During the second quarter of 2001 we incurred a loss of $5,675,000 compared to a loss of $8,347,000 in the second quarter of 2000 and a loss of $7,641,000 in the first quarter of 2001. The second quarter loss of 2001 comprised non cash expenses for stock options and warrants to purchase company stock of $698,000 and additional expenditures associated with developing the business of $5,472,000. Cash expenditures in the first quarter were $6,396,000. Because we are developing liquidity in new marketplaces , we anticipate that we will continue to incur operating losses and cash flow deficiencies for the foreseeable future.


Liquidity and Capital Resources

         We have financed our operations to date primarily through the sale of equity securities. We have been unprofitable since inception and we have incurred net losses in each year.


         We had working capital of $2,114,000 at June 30, 2001 compared to $12,001,000 on December 31, 2000.


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