Form 10-Q/A
period 2001-09-30
RATEXCHANGE CORP
filed 2001-12-26
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-Q/A-2


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

                                                   PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                     CONSOLIDATED BALANCE SHEET


ASSETS                                                                                        September 30,            December 31,
                                                                                              ------------             ------------
                                                                                                  2001                     2000
                                                                                              (Unaudited)
                                                                                              (restated)
                                                                                              ------------             ------------
Current assets
       Cash and cash equivalents                                                              $  2,130,884             $  2,115,152
       Accounts receivable (net of an allowance for
         doubtful accounts of $9,460 at September 30, 2001
         and $4,960 at December 31, 2000)                                                          403,427                   41,170
       Investment securities available for sale                                                       --                 12,124,635
       Notes Receivable                                                                              6,000                     --
       Interest receivable                                                                            --                    204,755
       Prepaid expenses                                                                              8,340                  116,360
                                                                                              ------------             ------------
              Total current assets                                                               2,548,651               14,602,072

Property and equipment (net of accumulated depreciation of
  $655,730 and $240,791 in 2001 and 2000)                                                        2,454,974                1,401,888

Other assets
       Investment in affiliate                                                                      75,000                   75,000
       Deposits                                                                                    195,293                  184,856
                                                                                              ------------             ------------
Total assets                                                                                  $  5,273,918             $ 16,263,816
                                                                                              ============             ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accrued expenses and liabilities                                                       $  2,174,330             $  1,061,960
       Accounts payable                                                                            450,944                1,538,910
       Notes payable                                                                               522,151                     --
                                                                                              ------------             ------------
              Total current liabilities                                                          3,147,425                2,600,870

       Convertible Note Payable and Accrued Interest                                               409,743
       Accrued Lease Liabilities                                                                 5,396,799                     --
                                                                                              ------------             ------------
                             Total Liabilities                                                   8,953,967                2,600,870

Stockholders' equity (deficit)

       Preferred stock, $.0001 par value, 60,000,000
         shares authorized; 2,000,000 issued and outstanding                                           200                     --

       Common stock, $.0001 par value; 300,000,000 shares
         authorized; issued and outstanding: 18,053,000
         shares in 2001 and 17,783,000 shares in 2000                                                1,805                    1,778
       Additional paid-in capital                                                               80,965,603               72,132,890
       Accumulated deficit                                                                     (84,190,657)             (57,393,548)
       Deferred compensation                                                                      (457,000)                    --
       Notes receivable on sales of common stock                                                      --                   (363,661)
       Accumulated other comprehensive loss
                                                                                                      --                   (714,513)
                                                                                              ------------             ------------
              Total stockholders' equity (deficit)                                              (3,680,049)              13,662,946
                                                                                              ------------             ------------
Total liabilities and stockholders' equity (deficit)                                          $  5,273,918             $ 16,263,816
                                                                                              ============             ============

See notes to financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)

                                                CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                       Beginning of
                                                                                                                       Development
                                                                                                                         Stage
                                              Three Months ended                     Nine Months ended                 (September
                                                 September 30,                          September 30,                    30, 1998)
                                                  (unaudited)                            (unaudited)                      through
                                       --------------------------------        --------------------------------        September 30,
                                           2001                2000               2001                 2000                2001
                                        (restated)                              (restated)          (restated)          (unaudited)
                                       ------------        ------------        ------------        ------------        ------------
REVENUE
Trading and consulting                 $    410,439        $     52,755        $  1,120,783        $     57,255        $  1,212,006

EXPENSES
Selling, general and
  administrative
  (includes non-cash
  expenses of
  $1,042,000 and
  $9,974,000 for the
  three month periods
  in 2001 and 2000 and
  $5,552,000 and
  $21,884,000 for the
  nine month periods
  in 2001 and 2000)                       2,975,024          16,333,853          15,665,389          35,907,785          67,288,039
Write off advances to
  potential investee                           --                  --                  --                  --             1,298,681
Depreciation and
  amortization                              562,826              62,983           1,417,623             164,262           1,658,414
Purchase of
  subsidiaries
  (non-cash)                                   --                  --                  --                  --             1,597,118
Write-down of
  software assets                         3,010,371                --             3,010,371                --             3,010,371
Loss or settlement on
  leases                                  7,039,397                --             7,039,397                --             7,039,397
                                       ------------        ------------        ------------        ------------        ------------
    Total Expenses                       13,587,618          16,396,836          27,132,780          36,072,047          81,892,020

OTHER INCOME
  (EXPENSE)

Interest income                              41,925             392,300             316,205             604,561           1,487,397
Interest expense                            (29,132)         (1,581,234)            (40,644)         (1,882,706)         (1,893,149)
Loss on securities                             --                 --               (744,197)                               (744,197)
Other expenses (net)                       (207,107)           (324,375)           (207,107)         (1,822,875)         (2,029,982)
                                       ------------        ------------        ------------        ------------        ------------
Loss before taxes                       (13,371,493)        (17,857,390)        (26,687,740)        (39,115,812)        (83,859,945)

Income tax provision
  (benefit)                                    --                  --                  --                  --                  --
                                       ------------        ------------        ------------        ------------        ------------
NET LOSS                               $(13,371,493)       $(17,857,390)       $(26,687,740)       $(39,115,812)       $(83,859,945)
                                       ============        ============        ============        ============        ============

Basic and diluted net
  loss per share                       $      (0.75)       $      (1.03)       $      (1.50)       $      (2.40)
Weighted average
  number of shares
  of common stock                        17,880,391          17,356,043          17,815,821          16,334,695

See notes to the financial statements

                                                       RATEXCHANGE CORPORATION
                                                    (A Development Stage Company)
                                                CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                                        Beginning
                                                                                                                          of the
                                                                                                                       Development
                                                                                                                          Stage
                                                                                                                        September
                                                                                                                        30, 1998
                                                                                   For the nine months                      to
                                                                                   ended September 30,                September 30,
                                                                               2001                  2000                  2001
                                                                           ------------          ------------          ------------
                                                                            (Unaudited)           (Unaudited)           (Unaudited)
                                                                            (restated)            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                 $(26,687,740)         $(39,115,812)         $(83,859,945)
  Adjustments to reconcile net loss to net
    cash used in operating activities
     Depreciation and amortization                                            1,417,623               164,262             1,658,414
     Write off advances to potential investee                                                                               206,898
     Write-down of software assets                                            3,010,371                                   3,010,371
     Stock options and warrants granted to
      service providers and strategic partners                                  633,831            13,547,868            18,024,044
     Stock options granted to employees below fair market value               1,294,694             9,127,572            11,686,126
     Stock options - termination adjustment                                     565,875               941,564             1,612,333
     Warrants issued in relation to bridge financing                                                1,801,775             1,657,988
     Warrants for purchase of common stock
      issued for services                                                          --                                     1,559,461
     Stock Issued for services                                                  145,200                                     145,200
     Purchase of outstanding shares of RateXchange                                 --                                     1,507,408
     Deferred lease payments                                                  1,286,000                                   1,286,000
     Loss or settlement on leases                                             7,039,397                                   7,039,397
     Deferred compensation                                                      958,109                                     958,109
     Loss on writedown of securities                                            744,197                                     744,197
     Increase in security deposits                                              (10,437)             (141,960)             (195,294)
     (Increase) decrease in accounts receivable and other advances              (55,481)             (393,279)             (417,766)
     Increase (decrease) in accounts payable and accrued expenses            (1,363,368)              246,352             1,127,987
                                                                           ------------          ------------          ------------
              Net cash used in operating activities                         (11,021,729)          (13,821,658)          (32,249,072)

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for purchase of equipment                                          (42,900)             (667,984)           (1,685,580)
     Purchase of Halo Stock                                                                                                (631,251)
     Purchase of investments available for sale                                                   (26,099,845)          (32,975,313)
     Sale of investments available for sale                                  11,580,361            12,484,257            32,347,777
     Investment in Affiliates                                                  (500,000)                                   (575,000)
                                                                           ------------          ------------          ------------
              Net cash provided by/(used in) investing activities            11,037,461           (14,283,572)           (3,519,367)

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans and other debt                                                          --               1,200,000             1,500,000
     Proceeds from common stock sales (net)                                        --              29,702,360            34,809,004
     Proceeds from notes receivable                                                --               1,590,319             1,590,319
                                                                           ------------          ------------          ------------
              Net cash provided by financing activities                            --              32,492,679            37,899,323
                                                                           ------------          ------------          ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                            15,732             4,387,449             2,130,884

CASH and CASH EQUIVALENTS BEGINNING OF PERIOD                                 2,115,152               536,615                  --
                                                                           ------------          ------------          ------------
CASH and CASH EQUIVALENTS END OF PERIOD                                    $  2,130,884          $  4,924,064          $  2,130,884
                                                                           ============          ============          ============

See notes to financial statements

                    RATEXCHANGE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 INTERIM FINANCIAL STATEMENTS-AS RESTATED; COMPANY BACKGROUND AND HISTORY

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

The Company has restated its Form 10Q for the period ending September 30, 2001. As discussed in Note 11, the Company modified its severance agreement with a former executive which was not properly reflected in the previously filed 10-Q. To correct this misstatement, the revised financial statements reflect a $425,000 increase in compensation expense not previously recorded during the second quarter, offset by a reduction in compensation expense of $25,000 that should not have been reported during the third quarter. Also, there was a $271,000 reduction in compensation expense related to the continued amortization of option related expense which should not have been reported, consisting of
$68,000 and $203,000 in the second and third quarters respectively. Additionally, the company recorded the related note payable plus accrued interest totaling $409,743.

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

NOTE 6 COMPREHENSIVE LOSS

The comprehensive loss for the three and nine month periods ending September 30, 2001 and 2000 was:

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30                              September 30
                                                         2001                   2000                 2001                  2000
                                                     ------------          ------------          ------------          ------------
Net loss                                             $(13,371,493)         $(17,857,390)         $(26,687,740)         $(39,115,812)
Other Comprehensive
Income:

Unrealized losses on short-term investments                                    (521,513)                                   (117,965)
                                                     ------------          ------------          ------------          ------------
Comprehensive loss                                   $(13,371,493)         $(18,378,903)         $(26,687,740)         $(39,233,777)
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

                                                               Three Months Ended                        Nine Months Ended
                                                                   September 30                             September 30
                                                        ---------------------------------         ---------------------------------
                                                            2001                 2000                 2001                 2000
                                                        ------------         ------------         ------------         ------------
                                                         (Restated)                                (Restated)           (Restated)
Revenue                                                 $    410,439         $     52,755         $  1,120,783         $     57,255
Recurring Operating Expenses                            $  3,537,850         $ 16,396,836         $ 17,083,012         $ 36,072,047
Non-Recurring Operating Expenses                        $ 10,049,768                 --           $ 10,049,768                 --
Net income (loss)                                       $(13,371,493)        $(17,857,390)        $(26,687,740)        $(39,115,812)


Third quarter results:

Revenue

The Company generated revenue of $410,439 for the three-month period ending September 30, 2001. Revenue in this period was primarily from consulting fees, and to a lesser extent trading commissions. In the comparable period of 2000, the Company generated revenue of $52,755, primarily from consulting fees.

Recurring Operating Expenses

Total recurring operating expenses for the third quarter ending September 30, 2001 were $3.5 million compared to $16.4 million for the third quarter of 2000, reflecting an improvement of 77% year-over-year. The decrease in recurring operating expenses was primarily a result of staff reductions, a significant decrease in option and warrant expense related to employees and service providers, and the elimination of expenses not directly tied to revenue growth.

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

Total recurring non-cash operating expenses for the third quarter decreased 84% to $1.6 million compared to $10.0 million for third quarter of 2000. This decrease was primarily due to the significant decrease in option expense related to service providers and employees no longer with the Company. The major components of our non-cash expenses for the third quarter of 2001 were:

         Recurring Non-Cash Expenses

         o        $643,000  related to  amortization of deferred lease payments.
                  There were no such expenses in the same period of 2000

         o $160,000 compared to $1,484,000 in the third quarter of 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

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

Interest Income/Expense:

Interest income for the third quarter of 2001 was $42,000 compared to $392,000 for the third quarter in 2000. The decrease in interest income is due to less interest earned on a smaller average investment portfolio. Interest expense of $29,000 for the third quarter was primarily attributable to the $500,000 note payable, which was subsequently repaid during the fourth quarter upon the sale of the Xpit Corporation assets.

Other Expenses

Other non-recurring expenses for the third quarter amounted to approximately $207,000 compared to $325,000 in the third quarter of 2000, due to cost cutting measures enacted by the Company during the third quarter of 2001.

Net Loss:

During the third quarter of 2001, the Company incurred a loss of $13.4 million compared to $17.9 million during the third quarter of 2000. The major components of the net loss for the third quarter were $7.0 million in non-recurring charges associated with leased assets no longer in use, a $3.0 million write-down on the value of the Xpit Corporation assets, and additional cash expenditures of $2.0 million associated with operating the business. These cash expenditures were down from $2.5 million in the second quarter of 2001, representing a 20% quarter-over-quarter improvement.

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

Recurring Operating Expenses

Total recurring operating expenses for the nine-months ending September 30, 2001 were $17.1 million compared to $36.1 for the same period in 2000, reflecting a decrease of 53%. This decrease was primarily due to the significant decrease in option expense related to service providers and employees no longer with the Company during 2001.

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

Total recurring non-cash operating expenses for the nine-month period ending September 30, 2001 decreased 68% to $7.0 million from $22.0 million for 2000, primarily due to the significant decrease in option expense related to service providers and employees no longer with the Company. The major components of our recurring non-cash expenses for the nine-month period ending September 30, 2001 were:

         Recurring Non-cash Expenses

         o $1,295,000 compared to $9,128,000 for the same period in 2000 for amortization expense associated with the year 2000 grant of below market stock options to employees;

         o $1,418,000 compared to $164,000 for the same period in 2000 for depreciation expense;

         o $958,000 for deferred and accrued compensation. There were no such expenses in the similar period of 2000;

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

Interest Income/Expense:

Interest income for the first nine months of 2001 was $316,000 compared to $605,000 for the same period in 2000. The decrease in interest income is due to less interest earned on a smaller average investment portfolio. Interest expense of $41,000 for the nine-month period was primarily attributable to the $500,000 note payable, which was subsequently repaid during the fourth quarter upon the sale of the Xpit Corporation assets.

Other Expenses:

Other non-recurring expenses for the nine-month period ending September 30, 2001 amounted to approximately $1.0 million compared to $1.8 million in the similar period of 2000. During the first two quarters of 2001, the Company recognized a loss on sale of securities held of $0.7 million.

Net Loss:

During the nine-month period ending September 30, 2001, the Company incurred a loss of $26.7 million compared to $39.1 million during the same period of 2000. The major components of the net loss for the recent nine-month period were $7.1 million in non-recurring charges associated with leased assets, a $3.0 million write-down on the value of the Xpit Corporation assets, and additional cash expenditures of $10.1 million associated with operating the business.

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