Form 10-K
period 2001-12-31
RATEXCHANGE CORP
filed 2002-03-28
CIK 826683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from __________________ to ___________________

                       Commission File Number 33-19139-NY

                                -----------------

                             RATEXCHANGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                      11-2936371
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)

      100 Pine Street, Suite 500
           San Francisco, CA                                 94111
(Address of Principal Executive Offices)                   (Zip Code)

                                 (415) 274-5650
              (Registrant's Telephone Number, Including Area Code)

                                -----------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                         Common Stock, $0.0001 per share

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the 17,669,449 shares of common stock of the Registrant issued and outstanding as of March 28, 2002, excluding 742,900 shares of common stock held by affiliates of the Registrant was $6,361,002. This amount is based on the closing price of the common stock on the American Stock Exchange of $0.36 per share on March 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference certain portions of the Registrant's proxy statement for its 2002 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

================================================================================

                             Ratexchange Corporation
                                    Form 10-K
                      for the Year Ended December 31, 2001

PART I

          ITEM 1.  Business...............................................   3

          ITEM 2.  Properties.............................................   5

          ITEM 3.  Legal Proceedings......................................   5

          ITEM 4.  Submission of Matters to a Vote of Security Holders....   6

PART II

          ITEM 5.  Market for Registrant's Common Stock and Related
                   Stockholder Matters....................................   7

          ITEM 6.  Selected Consolidated Financial Data...................   7

          ITEM 7   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................   9

          ITEM 7A. Quantitative and Qualitative Disclosures About
                   Market Risk............................................  18

          ITEM 8.  Financial Statements and Supplementary Data............  19

                   Consolidated Balance Sheets............................  21

                   Consolidated Statements Of Operations..................  22

                   Consolidated Statements Of Stockholders' Equity
                   (Deficit)..............................................  23

                   Consolidated Statements of Cash Flows..................  24

                   Notes to Consolidated Financial Statements.............  25

PART III

          ITEM 9.  Changes in and Disagreements With Accountants On
                   Accounting and Financial Disclosure....................  40

          ITEM 10. Directors and Executive Officers of the Registrant.....  40

          ITEM 11. Executive Compensation.................................  42

          ITEM 12. Security Ownership of Certain Beneficial
                   Owners and Management..................................  42

          ITEM 13. Certain Relationships and Related Transactions.........  42

PART IV

          ITEM 14. Exhibits, Financial Statement Schedules, and
                   Reports on Form 8-K....................................  43

Certain statements contained in this Annual Report on Form 10-K (Report), including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar import, constitute "forward-looking statements." Readers should not place undue reliance on these forward-looking statements. Ratexchange's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks faced by the Company described in this Report, including the "Risk Factors" section contained in Item 7, and the other documents Ratexchange files with the Securities and Exchange Commission (SEC), including its most recent reports on Form 8-K and Form 10-Q, and amendments thereto.

                                     PART I

ITEM 1. BUSINESS

Overview

     Ratexchange is an innovative brokerage services firm that combines its expertise in bandwidth and other emerging commodity markets with securities brokerage and investment banking activities. Our RTX Securities Corporation subsidiary is a NASD licensed, fully disclosed broker-dealer offering sales and trading services to institutions and private clients, as well as advisory and investment banking services to our corporate clients. Through our emerging commodities division, we are developing channels to maximize profits by providing valuable and marketable information to RTX Securities.

     Ratexchange Corporation expects to generate revenues from brokerage and investment banking activities through RTX Securities and to a lesser extent from consulting and information services through our emerging commodities division. We get paid for our investment banking and brokerage services in the form of commissions, transaction fees, merger and acquisition advisory fees and capital markets services fees. We also believe that our consulting and information services will begin to generate revenues in the form of subscription fees, transaction fees, professional services fees and management fees.

RTX Securities

     The consolidation and downsizing of investment banks serving emerging growth companies, particularly in San Francisco, has created a timely opportunity for Ratexchange to enter this voided market through its RTX Securities subsidiary. It is contemplated that the potential products and services that we will focus on within RTX Securities will include trading/execution services, market making, private placement services for public companies (PIPEs), initial public offerings, secondary offerings, mergers and acquisitions advisory, soft dollar services and asset management.

     In addition, given the telecommunications sector bankruptcies and the market volatility in telecommunications debt and equity securities, Ratexchange has seen considerable interest in bandwidth pricing and other telecommunications related data from asset managers and corporations. We believe that the need for information in the distressed telecommunications sector has never been greater and our brokerage operation is an additional channel to derive revenues from providing that information. A key aspect to the value proposition for our growing brokerage and investment banking businesses is specialized, in-depth information. We intend to leverage our internal capabilities to analyze that information with an eye to creating marketable research products. Additional market sectors for our investment banking services and research focus include technology, telecommunications, life sciences, consumer growth and financial services.

Emerging Commodities

     We believe that opportunity will arise from the chaos experienced in the telecommunications and energy merchant sectors during 2001, punctuated by the unraveling of Enron, Winstar, and Global Crossing, among many others. Even in the face of these company and market disruptions, there appears to be increasing demand for bandwidth from both the residential and commercial sectors, which we believe will provoke a reordering of the telecommunications sector and subsequent market conditions which will, over time, reinvigorate the awareness and trading of bandwidth that was beginning to show higher daily volumes during the summer and early fall of 2001. We believe that the market for the brokering of bandwidth will eventually take hold as has been demonstrated in the markets for other recently commoditized products such as natural gas and electricity. Despite the uncertainty relative to the timing of marketplace adoption and the magnitude of eventual trading volumes for bandwidth, we believe that our investment to date in technology and brand presence has positioned us to capitalize on that investment. We are not currently brokering bandwidth, but when market activity rebounds we are positioned to resume brokering of bandwidth. We have shifted our focus to aggregating price and market data related to bandwidth and other emerging commodities for sale to third parties.

Data Aggregation Model

     Through the investment in a flexible design and architecture of the Ratexchange Trading System (RTS), we now have the capability to aggregate pricing and market data not only related to bandwidth, but in other telecommunications and non-telecommunications arenas as well. Information service providers, telecommunications companies, energy merchants and financial institutions need real time access to current market data and pricing information to be able to effectively manage risk and maximize a return on their assets. In response to this need, we intend to make this type of data available to the marketplace through the Specialist Data Agreement we signed with Reuters Limited in 2001. We intend to develop relationships with operating companies and other data providers who would be interested in leveraging the business and technical infrastructure we have developed with Reuters. By working with Ratexchange to channel their data through the RTS, we are providing our data aggregation partners a cost-effective and rapid solution for tapping into a potential new global customer base represented by Reuters' significant installed subscriber base worldwide. Ratexchange will earn a percentage of the subscription fees that Reuters charges to its Specialist Data customers who pay for the Ratexchange data. Our data aggregation partners then share a portion of the fees we receive from Reuters.

Ratexchange Trading System

     Proprietary Ratexchange trading software powers the trading system, designed with input from energy merchants, telecommunication companies, commodity traders and brokers. The RTS is analogous to trading platforms in the on-line natural gas and electricity commodity markets. The RTS enables market participants to buy and sell fiber optic, Internet and satellite bandwidth capacity globally. The RTS serves not only as a platform for bandwidth trading, but for the aggregation of data from third parties as well. We have developed the technical infrastructure, using the RTS as a platform, to execute inbound and outbound data transfers from our data aggregation partners and Reuters, effectively converting the RTS into a data aggregation hub as well as a trading platform. We believe we have developed intellectual property with regard to our RTS, including certain processes and innovations that we believe can be patented.

     Trades executed on the RTS can be delivered between any two city-pairs globally. Market participants can trade any number of city pairs. As the bandwidth trading market evolves, notwithstanding the year-end 2001 market turmoil, participants will likely adopt a standardized contract, similar to the evolution that occurred in other commodity markets. Trading will utilize the Master Bandwidth Purchase and Sale Agreement (MBPSA)--made available by the Bandwidth Trading Organization (BTO)--as well as other supplier and buyer contracts.

OffXchange Trading

     In addition to trading directly over the Ratexchange Trading System, Ratexchange, in an agreement with Amerex Bandwidth, Ltd. (Amerex), also executed transactions using traditional voice brokerage. We believe that voice brokerage is critical to establishing liquidity in early markets such as bandwidth. Amerex is the world's largest over-the-counter energy broker, providing customers with voice and electronic brokerage services, market liquidity, price discovery and data services around the globe.

Consulting Services

     In the context of declining bandwidth prices and current financial pressures on the telecommunications market, there has been increasing emphasis on the monetization of bandwidth-related assets. Institutions within the financial community have become aware of the opportunities presented by the evolving telecommuncations and bandwidth markets and are actively seeking to educate and position themselves. Furthermore, network providers are aware of the need to effectively manage risk in the face of volatile market conditions. Based on our management team and professional staff drawn from the financial services, energy, commodity and telecommunications industries, we are qualified to provide a wide range of consulting services to existing and prospective market participants.

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

     o    Hedging, as well as price and risk management

     o    Asset valuation

     o    Purchase and liquidation provisioning

     o    Structured swaps and derivative products

Analytics

     With increasing liquidity and resulting price discovery in the bandwidth market, buyers and sellers are able to identify and build forward price curves. We offer, through our RateXlabs consulting service, pricing strategy and develop analytical tools, such as custom-made indices, that enable customers to make more effective decisions with respect to their bandwidth assets. RateXlabs has presented its work on bandwidth pricing strategy and other analytical information to numerous current and potential market participants.

Risk Management Group

     RMG Partners Corporation (RMG) is a wholly owned Delaware subsidiary which provides risk management solutions through the use of derivative trading strategies. RMG designs solutions to manage financial risk for a variety of clients including corporations, money managers and hedge funds. The management team at RMG has extensive experience in structuring fixed income and equity derivative products.

     By utilizing derivative instruments, RMG offers customized investment products and trade ideas. The following list identifies a few basic strategies that have been executed for clients of RMG:

     o    Arbitrage Trades

     o    Covered Call-Write Option Strategies

     o    Fund Redemption Strategies

     o    Directional Exposure with Defined Risk/Reward Profiles

     o    Variable Rate Prepay Forwards

     o    Structured Notes

     As noted in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8. "Financial Statements and Supplemental Data", we intend to sell the RMG subsidiary in April 2002 and discontinue the offering of these consulting services.

Employees

     Ratexchange and its subsidiaries employed seventeen (17) persons as of December 31, 2001.

ITEM 2. PROPERTIES

     Not applicable.

ITEM 3. LEGAL PROCEEDINGS

     Martin v. Ratexchange - On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against Ratexchange Corporation in the United States District Court for the Western District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of Ratexchange Corporation. In December of 1998, Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin's employment. The complaint asks for damages of approximately $150,000. Mr. Martin had filed suit previously in the Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin has now revived his claim against Ratexchange. The matter is being defended by Ratexchange and is in the preliminary stages of litigation. We have recorded the estimated loss exposure in the consolidated balance sheet as of December 31, 2001.

     YellowBrix, Inc. v. Ratexchange Corporation - On October 2, 2001, YellowBrix, Inc. filed a lawsuit against Ratexchange Corporation in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract. YellowBrix, Inc. provided news wire information to us in 2001. In January 2002, we settled this case for a cash payment of $19,250. We have recorded the settlement in the consolidated balance sheet as of December 31, 2001.

     Ratexchange I, Inc. v. PWREF/MCC-China Basin, LLC - In September 2001, Ratexchange I, Inc., one of our Delaware subsidiaries, terminated its lease and filed a lawsuit against PWREF/MCC-China Basin, LLC, its previous landlord, alleging constructive eviction and seeking declaratory relief. The allegations of the complaint arise from the lease for commercial space between the parties for the property located at 185 Berry Street, in San Francisco, California.
PWREF/MCC-China Basin, LLC responded to the complaint and filed a cross-complaint against Ratexchange I, Inc. In March 2002, we settled the cross-complaint and dismissed our action. We paid $195,937 and issued 50,000 shares of our restricted common stock to PWREF/MCC-China Basin, LLC. We have recorded the settlement in the consolidated balance sheet as of December 31, 2001.

     Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the American Stock Exchange under the symbol "RTX." The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

                                                    High               Low
                                                    ----               ---
      2001
      Fourth Quarter......................         $ 0.75            $ 0.20
      Third Quarter.......................           1.40              0.20
      Second Quarter .....................           2.05              0.70
      First Quarter.......................           3.05              1.15

      2000
      Fourth Quarter......................         $ 4.00            $ 1.19
      Third Quarter.......................           6.38              3.00
      Second Quarter .....................          22.13              5.19
      First Quarter.......................          43.25              5.63

     The closing sale price for our common stock on March 28, 2002 was $0.36. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of March 28, 2002, there were approximately 273 stockholders of record of our common stock and 18,412,349 shares of common stock outstanding.

     Ratexchange has never paid cash dividends on its capital stock. We currently intend to retain earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in Item 8. "Financial Statements and Supplementary Data."

                                                                                  As of December 31,
                                                      2001             2000              1999              1998             1997
                                                      ----             ----              ----              ----             ----
Balance Sheet Data:
Cash and cash equivalents ..................      $ 5,806,725       $ 2,115,152      $   536,615       $   528,516      $        --
Working capital ............................        3,339,174        12,001,202          (48,367)          700,654             (200)
Total assets ...............................        7,506,781        16,263,816        3,043,885           830,154               --
Long-term obligations ......................        8,375,892                --               --                --               --
Stockholders' equity (deficit) .............      $(3,441,733)      $13,662,946      $   318,829       $   700,654      $      (200)

                                                                              Year ended December 31,
                                                   2001              2000              1999              1998              1997
                                                   ----              ----              ----              ----              ----
Statement of Operations Data:
Revenue ..................................     $  2,194,811      $     91,223      $         --      $         --      $         --
Operating expenses:
   Selling, general and
      administrative .....................       18,967,242        41,969,950         7,491,447         2,161,253               200
  Depreciation and amortization ..........        1,570,622           222,115            18,676                --                --
  Settlement of lease obligations ........        7,315,360                --                --                --                --
  Write-down of software assets ..........        3,010,371                --                --                --                --
  Acquisition of subsidiary ..............               --                --         1,507,408            89,710                --
  Write-off of advances to
      potential investee .................               --                --           413,681           885,000                --
                                               ------------      ------------      ------------      ------------      ------------
         Total operating expenses ........       30,863,595        42,192,065         9,431,212         3,135,963               200
                                               ------------      ------------      ------------      ------------      ------------
Operating loss ...........................      (28,668,784)      (42,100,842)       (9,431,212)       (3,135,963)             (200)
Interest income ..........................          330,772         1,017,482           151,496             2,214                --
Interest expense .........................         (265,089)         (164,671)          (19,073)          (10,773)               --
Interest expense (non-cash) ..............          (74,124)       (1,657,988)               --                --                --
Loss on securities .......................         (744,197)               --                --                --                --
Other expense, net .......................         (650,754)       (1,822,875)               --                --                --
                                               ------------      ------------      ------------      ------------      ------------
Net loss .................................     $(30,072,176)     $(44,728,894)     $ (9,298,789)     $ (3,144,522)     $       (200)
                                               ============      ============      ============      ============      ============
Basic and diluted net loss per
      common share .......................     $      (1.69)     $      (2.69)     $      (0.72)     $      (1.92)              $--
                                               ============      ============      ============      ============      ============
Weighted average number of
      common shares outstanding ..........       17,913,546        16,633,611        12,863,020         1,639,919           200,000

Adjusted Statement of Operations Data:

     Ratexchange provides adjusted net loss and adjusted net loss per share data to assist readers in understanding our operating results. These adjustments are not in accordance with, or an alternative to, generally accepted accounting principles and may be different for the presentation of financial information provided by other companies. See Item 8. "Financial Statements and Supplementary Data" for Ratexchange's complete financial statements presented under generally accepted accounting principles.

                                                                             Year ended December 31,
                                                   2001              2000              1999              1998              1997
                                                   ----              ----              ----              ----              ----
Net loss .................................     $(30,072,176)     $(44,728,894)     $ (9,298,789)     $ (3,144,522)     $       (200)
Adjustments:
Stock-based compensation .................        5,218,971        23,107,832         3,158,415         2,020,376                --
Settlement of leases and obligations .....        7,575,892                --                --                --                --
Write-off of property and equipment ......        3,235,454                --                --                --                --
Depreciation and amortization ............        1,570,622           222,115                --                --                --
Loss on write-down of security ...........          744,197                --                --                --                --
Employee severance .......................          400,000                --                --                --                --
Interest expense (non-cash) ..............           74,124         1,657,988                --                --                --
                                               ------------      ------------      ------------      ------------      ------------
Adjusted net loss ........................     $(11,252,916)     $(19,740,959)     $ (6,140,374)     $ (1,124,146)     $       (200)
                                               ============      ============      ============      ============      ============
Basic and diluted adjusted net
      loss per common share ..............     $      (0.64)     $      (1.19)     $      (0.48)     $      (0.69)     $      (0.00)
                                               ============      ============      ============      ============      ============
Weighted average number of
      common shares outstanding ..........       17,913,546        16,633,611        12,863,020         1,639,919           200,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

     Ratexchange is an innovative brokerage services firm that combines its expertise in bandwidth and other emerging commodity markets with securities brokerage and investment banking activities. Our RTX Securities Corporation subsidiary is a NASD licensed, fully disclosed broker-dealer offering sales and trading services to institutions and private clients, as well as advisory and investment banking services to our corporate clients. Through our emerging commodities division, we are developing channels to maximize profits by providing valuable and marketable information to RTX Securities.

     In December 2001, we completed a private offering of convertible notes, in an aggregate principal amount of $3.5 million, due December 31, 2011. The notes bear interest at 12% per annum and may be converted into shares of common stock on election of the holder anytime before their maturity or their prior redemption or repurchase by Ratexchange. The net proceeds from this offering were approximately $3.1 million, after deducting offering expenses. Pending the use of the net proceeds, we have invested them in interest bearing money market accounts.

     In December 2001, we acquired an inactive broker-dealer and changed the name of the entity to RTX Securities Corporation (RTX Securities), a California corporation and wholly owned subsidiary of Ratexchange. RTX Securities is a registered, fully disclosed broker-dealer with the Securities Exchange Commission and is a member of the National Association of Securities Dealers
(NASD). The membership agreement with the NASD allows RTX Securities to engage in various business activities including private placement of securities, trading equity securities over-the-counter and selling corporate debt securities. In 2002, RTX Securities intends to apply for a change in its membership agreement allowing RTX Securities to engage additional business activities including proprietary trading, options trading and making markets in corporate securities over-the-counter.

     During 2001, management revised our business plan concerning the delivery of telecommunications bandwidth through our own network hubs. It was determined that we did not have an alternative use for the network equipment in our ongoing operations. As a result, we recorded a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the Forsythe McArthur & Associates (Forsythe) lease arrangement.

     In November 2001, Forsythe agreed to forego all amounts owed by Ratexchange under the lease obligation in exchange for a convertible note payable and stock warrants. We issued a convertible note in an aggregate principal amount of $5.9 million, due August 31, 2006. The note bears interest at 9% per annum and may be paid in cash or our common stock at our discretion. The note may be converted into shares of common stock on election of Forsythe on August 31, 2006 with a conversion price equal to 80% of the closing market price of the common stock at that date.

     In March 2001, we acquired Xpit.com, Inc. and merged it into our newly created subsidiary Xpit Corporation. The acquisition enabled us to offer trading and risk management systems to the futures industry. Under the terms of the transaction, we acquired the outstanding common shares of Xpit.com, Inc. in exchange for $500,000 in cash, a $500,000 two-year note bearing interest at 7% per year, 2,000,000 shares of Series A convertible preferred stock with a cumulative dividend of 6% based on a share price of $2.75 per share and $4.9 million in future royalty payments tied to the achievement of Xpit Corporation's projected revenues from 2001 through 2003. The Series A preferred stock is convertible on a one-for-one basis into common stock at the discretion of the holders. The acquisition price was allocated primarily to the software technology acquired.

     In October 2001, we sold all of the material assets of our Xpit Corporation subsidiary, including the Ratexchange Futures System (RFS), to CQG, Inc. (CQG), a privately-held quotation services company. The assets were sold to CQG in exchange for $1.5 million in cash. Additionally, we can earn royalties of up to $650,000 over the next four years if CQG achieves future revenue targets via the RFS platform. In connection with the sale to CQG, we recorded a $3.0 million non-cash charge in the third quarter to reflect the impairment in the value of the Xpit Corporation assets, principally the carrying value of the RFS platform. Additionally, the $500,000 note payable associated with the original Xpit.com, Inc. purchase price was paid in full, plus accrued interest. Net cash proceeds, after payment of the note and expenses associated with the transaction, were $902,000.

     In April 2001, we formed RMG Partners Corporation (RMG) as a wholly owned subsidiary which provides risk management solutions through the use of derivative trading strategies. Ratexchange committed to capitalize the newly formed company with $300,000 and 2.2 million shares of Ratexchange's common stock. RMG principals receive 85% of revenue, which is used to cover payroll and operating expenses of RMG. An affiliate of the principals of RMG, BL Partners, LLC, has the right to purchase all of our interest in RMG, except for the portion of Ratexchange common stock used to capitalize RMG that is not "controlled" by the Chairman of RMG, for $300,000 commencing in April 2002. The Chairman of RMG obtains control over the Ratexchange common stock based on the achievement of revenue targets. As of December 31, 2001, the Chairman of RMG had achieved control over approximately 1.1 million shares of the Ratexchange common stock used to capitalize RMG.

     In February 2002, we received notice from BL Partners, LLC, that it intends to exercise its right to purchase RMG in April 2002 in accordance with the terms of the agreement. Our consolidated financial statements for 2001 properly reflect the activity of RMG. The following adjustments to our consolidated financial statements would be appropriate to reflect our results "as if" we did not own RMG during 2001. Our consolidated balance sheet as of December 31, 2001 would have reflected the following decreases: (i) cash and cash equivalents by $1,149,000, (ii) prepaid expenses and other current assets by $16,000, (iii) other investments and deposits by $139,000, and (iv) accounts payable and accrued liabilities by $1,304,000. The consolidated statement of income for the year ended December 31, 2001 would have reflected a decrease in revenue of $1,993,000 and a decrease in operating expenses of $1,832,000 in 2001.

Results of Operations

Revenue

     We recognized $2,195,000 and $91,000 in revenue during 2001 and 2000, respectively. We did not recognize revenue during 1999. The increase in revenue of approximately $2,104,000, or 2,312% from 2000 to 2001 was due primarily to consulting revenue attributed to the activity of RMG. During 2001, a single customer accounted for 29% of our total revenue. During 2000, no customer accounted for more than 10% of our revenue. Consulting revenue attributed to the activity of RMG represented 91% of the consolidated revenue during 2001. As discussed above, we expect to sell the RMG subsidiary during the second quarter of 2002 and will likely lose this source of revenue. We anticipate our revenue for 2002 will increase sequentially over the revenue recognized in 2001 related primarily to activities of our RTX Securities broker-dealer subsidiary.

Selling, General and Administrative Expense

     Selling, general and administrative expenses were $18,967,000, $41,970,000 and $7,491,000 in 2001, 2000 and 1999, respectively. The increase of approximately $34,479,000, or 460% from 1999 to 2000 was due to an increase in
(i) non-cash stock-based compensation of $19,949,000, (ii) outside services mostly related to business development and marketing activity of $4,159,000,
(iii) payroll costs of $3,994,000, and (iv) network equipment installation costs of $3,970,000. The decrease of approximately $23,003,000, or 55% from 2000 to 2001 related to a decrease in (i) non-cash stock-based compensation of $17,489,000 and (ii) outside services of $4,503,000. We anticipate selling, general and administrative expense, both non-cash and in the aggregate, to be lower in 2002 as compared to 2001.

Depreciation and Amortization

     Depreciation and amortization costs were $1,571,000, $222,000 and $19,000 in 2001, 2000 and 1999, respectively. The increase of approximately $203,000, or 1,068% from 1999 to 2000 was due mostly to depreciation of the trading platform software purchased and developed in 2000. The increase of approximately $1,349,000, or 608% from 2000 to 2001 resulted primarily from depreciation of the software assets acquired in the purchase of Xpit.com, Inc. during March 2001. We expect depreciation and amortization to decrease in absolute dollars during 2002 because we sold the software assets acquired in the purchase of Xpit.com, Inc. during October 2001.

Write-Down of Software Assets

     In March 2001, we acquired Xpit.com, Inc. for approximately $5.5 million in preferred stock, notes payable and cash. The acquisition price was allocated primarily to the software technology acquired, the Ratexchange Futures System trading platform. In October 2001, we sold the RFS trading platform for $1.5 million in cash. We recorded a $3.0 million non-cash charge in the third quarter of 2001 to reflect the impairment in the value of the RFS software.

Settlement of Lease Obligations

     We have entered into various operating leases associated with our delivery hubs, including various telecommunications routing equipment and other infrastructure. In addition, we have entered into various leases for office space and related office equipment, including computers and software. During 2001, we revised our business plan concerning the delivery of telecommunications bandwidth through our own network hubs. It was determined that we did not have an alternative use for the network equipment in our ongoing operations. We recorded a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the lease arrangement with Forsythe. We recorded expenses of approximately $900,000 in connection with the settlement or restructure of the various operating leases.

Acquisition of Subsidiary

     In 1999, the Company purchased all the outstanding common stock of Rate Exchange, Inc. seeking to develop new exchange services for the telecommunications market. The purchase price included 574,998 shares of common stock, valued at $920,000, and a $450,000 promissory note. On the date of purchase, Rate Exchange, Inc. had negative net worth of $112,408. The Company recorded an expense of $1,507,408 representing the amount by which the consideration provided exceeded the net assets of Rate Exchange, Inc. at the date of acquisition plus expenses associated with the transaction of $25,000.

Write-off of Advances to Potential Investee

     In September 1998, the Company, then known as Venture World, Ltd., began negotiations to acquire NetAmerica, Inc., subsequently renamed A1 Internet, Inc. The acquisition was never closed and negotiations were terminated in March 1999. Between the time the Company negotiated to purchase NetAmerica, Inc and the time the deal was terminated in March 1999, the Company advanced $1,738,769 to NetAmerica, Inc. During 1999, the Company determined that $1,507,408 of the amount advanced to NetAmerica, Inc. was uncollectible and charged this amount to expense.

Interest Income

     Interest  income was $331,000,  $1,017,000  and $151,000 in 2001,  2000 and
1999, respectively. The increase of approximately $866,000, or 574% from 1999 to 2000 was due to interest earned on cash, cash equivalents and investment securities acquired with the proceeds from the issuance of common stock in 2000. The decrease of approximately $686,000, or 67% from 2000 to 2001 resulted from a decrease in cash, cash equivalents and investment securities in 2001 as compared to 2000. We expect interest income to be lower in 2002 as compared to 2001 because cash, cash equivalents and investment securities will be lower.

Interest Expense

     Interest expense was $265,000, $165,000 and $19,000 in 2001, 2000 and 1999,
respectively. The increase of approximately $146,000, or 768% from 1999 to 2000 was due primarily to the $2 million bridge loan issued in February 2000 and converted to common stock later in 2000. The increase of approximately $100,000, or 61% from 2000 to 2001 was due to the convertible notes payable issued in late 2001 with an aggregate balance of approximately $8.4 million. We anticipate interest expense will increase in 2002 as a result of a full year of interest expense associated with our convertible notes payable.

Interest Expense (Non-Cash Amortization)

     Interest expense (non-cash amortization) was $74,000, $1,658,000 and $0 in 2001, 2000 and 1999, respectively. The 2000 non-cash expense represented the fair value charge in connection with the conversion of our bridge loan into common stock and stock warrants. The 2001 non-cash expense represented amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001. We expect non-cash interest expense to increase during 2002 as we continue to amortize these discounts and debt issuance costs and record a full year affect of such amortization.

Loss on Securities

     As noted above in the discussion concerning the write-off of advances to potential investee, we advanced to A1 Internet, Inc. amounts which were determined to be uncollectible. A1 Internet, Inc. agreed to repay certain of the costs incurred by the Company prior to the termination. A1 Internet, Inc. was subsequently sold to Halo Holdings of Nevada, Inc. (Halo), a privately held company. We received 100,000 shares of Halo common stock in our settlement with Halo. During 2001, we sold a portion of the Halo common stock for a realized loss and recorded an impairment loss for the remaining shares of common stock. The loss attributed to the Halo investment was $744,000 in 2001.

Other Expenses, net

     Other  expenses were $651,000,  $1,823,000  and $0 in 2001,  2000 and 1999, respectively. The 2000 expenses primarily represented a charge for common stock and stock warrants issued as settlement of a dispute. The 2001 expenses consisted of $225,000 for the write-off of fixed assets not utilized and $426,000 for the settlement of legal obligations.

Liquidity and Capital Resources

     As of December 31, 2001, our principal source of liquidity was our cash and cash equivalents, amounting to $5.8 million. As noted in "Overview", we expect to sell RMG during the second quarter of 2002 for $300,000. Cash and cash equivalents in the RMG subsidiaries as of December 31, 2001 was $1,449,000.

     Cash used in our operating activities was $11,762,000, $17,161,000 and $3,070,000 in 2001, 2000 and 1999, respectively. Cash used in our operations in 2001 was primarily attributable to a net loss adjusted for the non-cash charges of stock-based compensation, loss on settlement of lease obligations, write-down of software assets, loss on securities, write-off of fixed assets, amortization of discounts on convertible notes payable, amortization of debt issuance costs, an increase in interest payable, decreases in interest receivable, other advances and deposits, offset by decreases in accounts payable and accrued liabilities.

     Cash provided by our investing activities in 2001 was $12,349,000, while cash used by our investing activities in 2000 and 1999 was $13,643,000 and $914,000, respectively. Investment activities include the purchase of short-term investments of $32,975,000 in 2000, sale of short-term investments of $20,767,000 in 2000 and $12,095,000 in 2001, purchase of property and equipment of $208,000 in 1999, $1,435,000 in 2000 and $1,043,000 in 2001, sale of software assets of $1,422,000 in 2001, and investment in private companies of $706,000 in 1999 and $125,000 in 2001.

     Cash provided by our financing activities was $3,105,000, $32,382,000 and $3,992,000 in 2001, 2000 and 1999, respectively. Financing activities include the issuance of common stock of $3,582,000 in 1999 and $31,726,000 in 2000, issuance of convertible notes payable and other debt of $410,000 in 1999, $1,090,000 in 2000 and $3,605,000 in 2001, the repayment of notes payable of $500,000 in 2001 and a loan to our employee stock purchase program of $434,000 in 2000.

     We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the end of the first quarter 2003. However, we have been unprofitable since inception, have incurred net losses in each year, and to date, we have generated only nominal revenues. Furthermore, our funding of working capital and current and future operating losses may require additional capital investment. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

Effects of Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations, as well as SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. We will adopt the provisions of this standard for its first quarter of fiscal 2002, and do not expect the adoption to have a material effect on our financial condition or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual Report, including reports we incorporate by reference, you should consider the following factors before investing in our securities.

     We are a company with a limited operating history in a changing industry, it is difficult to evaluate our business and prospects.

     Our activities to date have concentrated primarily on planning and developing our electronic trading system for brokering telecommunications bandwidth and other telecommunications products. In September 2000, we began operating the Ratexchange Trading System for trading telecommunications bandwidth and in December 2001 we established a securities broker-dealer and investment bank, RTX Securities Corporation. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. There can be no assurance that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

     Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. This, in turn, depends, among other things, on the development of telecommunications bandwidth trading as a viable commercial market, development of securities trading and investment banking business as well as our ability to:

     o    establish, maintain and increase our client base;
     o manage the quality of services delivered by us and third party brokers and customers supporting our trading system, securities and banking businesses;
     o    compete effectively with existing and potential competitors;
     o    further develop our business model;
     o    manage expanding operations; and
     o    attract and retain qualified personnel.

     If we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease. Accordingly, we cannot assure you that we will be able to generate profits, which makes our ability to implement successfully our business plan uncertain.

     Because we are a developing company, the factors upon which we are able to base our estimates as to the gross revenues and the number of participating clients that will be required for us to attain a positive cash flow and any additional financing that may be needed for this purpose, are unpredictable and extremely limited. In addition, the business in which we operate is new and rapidly changing. For these and other reasons, we can give no assurance that we will not require higher gross revenues, a greater number of clients, a greater numbers of securities and banking transactions, a greater number of emerging commodity transactions and/or more time in order for us to complete the development that we believe we need to be able to cover our operating expenses, or obtain the funds necessary to finance this development. In fact, because actual events more often than not differ from anticipated events, it is more likely than not that our estimates will prove to be inaccurate. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure that such financing will be available on acceptable terms, if at all. Accordingly, we can neither assure nor represent that our business will ever generate a positive cash flow or be profitable.

We have a history of operating losses and we anticipate losses and negative cash flow for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

     We have incurred net losses and generated only nominal revenues from operations since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net loss of $30,072,000, $44,729,000 and $9,299,000 in 2001, 2000 and 1999, respectively, and negative cash flow from  operations of  $11,762,000,  $17,161,000 and $3,070,000 in 2001,
2000 and 1999, respectively. As of December 31, 2001, our accumulated deficit since inception was $87,731,000. We expect net losses and negative cash flow to continue, at least into the fourth quarter of 2002. We may never achieve profitability and even if we do, we may not sustain or increase it on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability, we may be unable to continue our operations.

     We may require additional funding in the event our revenues do not meet our projections, our expenses are greater than we anticipate, or to finance the further development of our business. Our inability to obtain additional financing, if required, would have an adverse effect on our business.

     We expect that our current liquidity, together with our existing resources will be sufficient to meet our cash requirements for at least the next twelve months. However, if our actual costs are higher than projected or our contemplated future revenues fall below our current expectations, we may require additional financing before the expiration of twelve months. In such event, we will be forced to seek additional financing, most likely from one or more public or private equity or debt offerings. We currently have no commitments for any of such additional funding and may not be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders. Further, our lack of tangible assets to pledge could prevent us from establishing a source of financing. If sources of financing are required, but are insufficient or unavailable, we will need to modify our growth and operating plans to the extent of available funding, which would have an adverse effect on the successful implementation of our planned business development.

We may not be able to compete successfully against current and future competitors.

     The markets for securities brokerage, investment banking and data aggregation for emerging commodities are highly competitive. Our ability to compete with other companies will depend largely upon our ability to capture market share by obtaining sufficient participants for the Ratexchange Trading System and customers for our brokerage and banking services.

     Increased pressure created by any current or future competitors, or by our competitors collectively, could have a material adverse effect on our business and results of operations. Increased competition may result in reduced commissions and fees and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that also could have a material adverse effect on our business and results of operations. We cannot assure that we will be able to compete successfully against current and future competitors. In addition, new technologies, services and the expansion of existing technologies or services may increase the competitive pressures on us.

We may become subject to regulation by the Commodity Futures Trading Commission, depending on the types of products and services we eventually introduce.

     We have developed an electronic trading system for trading futures contracts, options on futures contracts and swaps for the purchase or sale of bandwidth and other emerging commodity products. Futures contracts and options on futures contracts are within the jurisdiction of the Commodity Futures
Trading Commission (CFTC). Currently, the Commodity Exchange Act provides that futures contracts may be entered into only on a board of trade that has been designated by the CFTC as a contract market. The CFTC has never determined whether some or all swap agreements are futures or options contracts subject to regulation under the Commodity Exchange Act and the CFTC's regulations. The CFTC has, however, issued a policy statement stating that most swap transactions are not appropriately regulated as futures or options contracts under the Commodity Exchange Act or the CFTC's regulations. The CFTC has also issued rules exempting swap agreements from most provisions of the Commodity Exchange Act and the CFTC's regulations provided certain conditions are satisfied. These exemptive rules do not permit swaps to be traded on traditional exchanges. Neither the CFTC's policy statement, which is limited in its application to cash-settled swaps, nor the CFTC's exemptive rules permit swaps to be cleared, and both impose other restrictions on swaps. As a result, under the current statutory and regulatory scheme applicable to swaps, should we elect in the future to list for trading or clearing of swap agreements, we may need to request an exemption from the CFTC to do so. The CFTC is under no obligation to reach a decision within a certain period or to grant an exemption.

We have registered as a securities broker-dealer and, as such, are subject to substantial regulations. Our failure to comply with these regulations may adversely affect our business.

     We registered our wholly owned subsidiary with the SEC and the NASD as a securities broker-dealer in December 2001 and are subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the NASD and national securities exchanges. The NASD is our primary self-regulatory organization. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the industry and conduct periodic examinations of member broker-dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. If we fail to comply with these rules and regulations, our business would be materially and adversely affected.

If we lose the services of our executive officers, or if we cannot recruit and retain additional skilled personnel, our business may suffer.

     We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer, for our future success. We currently have an employment agreement with Mr. Merriman, which ends on October 8, 2003 but can be terminated by either party on 60 day's notice.

     In addition to Mr. Merriman, we are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. If any key officer or employee were unable or unwilling to continue in his or her current position, our business could be harmed. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. If we are unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future, such failure may have a material adverse effect on our business and results of operations.

We may be unable to effectively manage rapid growth that we may experience, which could place a continuous strain on our resources.

     We plan to expand our operations. Our growth, if it occurs, will impose significant demands on our management, financial, technical and other resources. To manage our future growth we must adapt to changing business conditions and improve existing systems or implement new systems for our financial and management controls, reporting systems and procedures and expand, train and manage a growing employee base. Furthermore, in order to achieve rapid growth, we may acquire technologies or products or enter into strategic alliances. For us to succeed we must make our existing technology, business and systems work effectively with those of any strategic partners without undue expense, management distraction or other disruptions to our business. In addition, we may be required to maintain and expand our relationships with various hardware and software vendors, Internet and other online service providers and other third parties necessary to our business. If we fail to manage any of the above growth challenges successfully, we may be unable to implement our business plan. If that occurs, our financial results may suffer and we could be materially adversely affected.

We may not be able to protect and enforce our intellectual property rights, which could result in the loss of our rights, loss of business or increased costs.

     Our performance and ability to compete is dependent to a degree on our proprietary technology, including, but not limited to the design of the trading and data aggregation capabilities of the Ratexchange Trading System. We regard our copyrighted material, software design, trade secrets and similar intellectual property as necessary to our success, and we rely on trademark and copyright laws, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We cannot assure you that we will be able to secure significant protection for any of our intellectual property. If we are unable to secure or protect our marks and systems, it could result in the loss of our rights to our marks and systems, or the loss of business. In addition, it is possible that our competitors or others will adopt product or service names similar to our marks, thereby inhibiting our ability to build brand identity and possibly leading to customer confusion.

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

     Third parties may claim that our business activities infringe upon their proprietary rights. From time to time in the ordinary course of business we may be subject to claims of infringement of third parties' trademarks and other intellectual property rights. Such claims could subject us to significant liability and result in invalidation of our proprietary rights. These claims could also be time-consuming and expensive to defend, even if we ultimately are not found liable. In addition, these claims could divert our management's time and attention from the operation of our business.

Our business is dependent on the development and maintenance of the Internet infrastructure.

     Our success will depend, in part, upon the development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to expend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect our ability to use the Internet as a successful trading medium. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

     Critical issues concerning the commercial use of the Internet, such as ease of access, security, reliability, cost and quality of service, remain unresolved and may affect the growth of Internet use or the attractiveness of conducting commerce online. In addition, the Internet and online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and online services continue to experience significant growth, there can be no assurance that the infrastructure of the Internet and online services will prove adequate to support increased user demands. In addition, the Internet or online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or online service activity. Changes in or insufficient availability of telecommunications services to support the Internet or online services could also result in slower response times and adversely affect usage of the Internet and online services generally and our services in particular. We would be materially and adversely affected if:

     o use of the Internet and online services does not continue to grow, or grows more slowly than expected;
     o the infrastructure for the Internet and online services does not effectively support growth that may occur; or
     o the Internet and online services do not become a viable commercial marketplace.

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

     Our success, in particular our ability to successfully facilitate bandwidth and securities brokerage and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders.

If we do not respond effectively to technological change, our service could become obsolete and our business could suffer.

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the Ratexchange Trading System. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technology and systems obsolete. Our success will depend, in part, on our ability to license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     The development of our other proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt proprietary technology to user requirements or emerging industry standards. Our failure to adapt in a timely manner to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, could have a material adverse effect on our business and results of operations.

Because our business involves the transmission of information, we may incur liability for information retrieved from or transmitted over the Internet.

     We may be subject to claims relating to information that is posted or made available on our web site, including claims for defamation, obscenity, negligence or copyright or trademark infringement. We also may be subject to claims based on the nature, publication or distribution of our content or based on errors or false or misleading information provided on our web site. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from our web site through links to other Internet sites. Although we have commercial liability insurance with $2 million coverage, a $5 million umbrella, errors and omissions and directors and officers coverage, awards may exceed these amounts. Our insurance may not provide for coverage for certain of these types of claims and, therefore, may not adequately protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occur, our business, results of operations and financial condition could be materially and adversely affected.

Computer viruses may cause our systems to incur delays or interruptions and may increase our expenses or liabilities.

     Computer viruses may cause our systems to incur delays or other service interruptions, which may cause us to incur additional operating expenses to correct problems we may experience. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability. Moreover, if a computer virus affecting our system is publicly disclosed, our reputation could be materially damaged and our visitor traffic may decrease.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

     Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and long term debt obligations. Our interest income and cash flows may be impacted by changes in the general level of U.S. interest rates. We do not hedge this exposure because we believe that we are not subject to any material market risk exposure due to the short-term nature of our investments. We would not expect an immediate 10% increase or decrease in current interest rates to have a material effect on the fair market value of our investment portfolio.

     Our long term debt obligations bear interest at a fixed fate. Accordingly, an immediate 10% increase or decrease in current interest rates would not have an impact on our interest expense or cash flows. The fair market value of our long term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We would not expect an immediate 10% increase or decrease in current interest rates to have a material impact on the fair market value of our long term debt obligations.

Foreign Currency Risk

     We do not have any foreign currency denominated assets or liabilities or purchase commitments and have not entered into any foreign currency contracts. Accordingly, we are not exposed to fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are included in this report:

     o    Report of Independent Public Accountants

     o    Consolidated Balance Sheets

     o    Consolidated Statements of Operations

     o    Consolidated Statements of Stockholders' Equity (Deficit)

     o    Consolidated Statements of Cash Flows

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Ratexchange Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Ratexchange Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ratexchange Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

San Francisco, California
February 26, 2002

                             RATEXCHANGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                               December 31,
                                                                                                      -----------------------------
                                                                                                          2001             2000
                                                                                                          ----             ----
                                                              ASSETS
Current assets:
    Cash and cash equivalents ....................................................................    $  5,806,725     $  2,115,152
    Short-term investments .......................................................................              --       12,124,635
    Accounts receivable (net of allowance of $4,960) .............................................              --           41,170
    Notes receivable .............................................................................           6,197               --
    Interest receivable ..........................................................................              --          204,755
    Prepaid expenses and other current assets ....................................................          98,874          116,360
                                                                                                      ------------     ------------
        Total current assets .....................................................................       5,911,796       14,602,072
Property and equipment, net ......................................................................         674,618        1,401,888
Debt issuance costs ..............................................................................         658,434               --
Other investments ................................................................................         200,000           75,000
Deposits .........................................................................................          61,933          184,856
                                                                                                      ------------     ------------
        Total assets .............................................................................    $  7,506,781     $ 16,263,816
                                                                                                      ============     ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................................................    $    474,971     $  1,538,910
    Accrued liabilities ..........................................................................       2,097,651        1,061,960
                                                                                                      ------------     ------------
        Total current liabilities ................................................................       2,572,622        2,600,870
Convertible notes payable, net ...................................................................       8,375,892               --
                                                                                                      ------------     ------------
        Total liabilities ........................................................................      10,948,514        2,600,870
                                                                                                      ------------     ------------

Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
    Preferred stock, $0.0001 par value; 60,000,000 shares authorized;
        2,000,000 shares issued and outstanding as of December 31, 2001;
        aggregate liquidation preference of $5,764,917 ...........................................             200               --
    Common stock, $0.0001 par value; 300,000,000 shares authorized;
        18,328,204 and 17,783,204 shares issued and outstanding
        as of December 31, 2001 and 2000, respectively ...........................................           1,833            1,778
    Additional paid-in capital ...................................................................      84,516,375       72,132,890
    Accumulated deficit ..........................................................................     (87,730,641)     (57,393,548)
    Deferred compensation ........................................................................        (229,500)              --
    Notes receivable from stockholders ...........................................................              --         (363,661)
    Accumulated other comprehensive loss .........................................................              --         (714,513)
                                                                                                      ------------     ------------
        Total stockholders' equity (deficit) .....................................................      (3,441,733)      13,662,946
                                                                                                      ------------     ------------
        Total liabilities and stockholders' equity ...............................................    $  7,506,781     $ 16,263,816
                                                                                                      ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                             RATEXCHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Year ended December 31,
                                                                           ------------------------------------------------------
                                                                               2001                  2000                1999
                                                                               ----                  ----                ----
Brokerage and consulting revenue .................................         $  2,194,811          $     91,223          $         --

Operating expenses:
      Selling, general and administrative
            (inclusive of non-cash expenses of
            $5,618,971 in 2001, $23,107,832 in
            2000 and $3,158,414 in 1999) .........................           18,967,242            41,969,950             7,491,447
      Depreciation and amortization ..............................            1,570,622               222,115                18,676
      Write-down of software assets ..............................            3,010,371                    --                    --
      Settlement of lease obligations ............................            7,315,360                    --                    --
      Acquisition of subsidiary ..................................                   --                    --             1,507,408
      Write-off of advances to potential investee ................                   --                    --               413,681
                                                                           ------------          ------------          ------------
         Total operating expenses ................................           30,863,595            42,192,065             9,431,212
                                                                           ------------          ------------          ------------
Operating loss ...................................................          (28,668,784)          (42,100,842)           (9,431,212)
Interest income ..................................................              330,772             1,017,482               151,496
Interest expense .................................................             (265,089)             (164,671)              (19,073)
Interest expense (non-cash amortization) .........................              (74,124)           (1,657,988)                   --
Loss on securities ...............................................             (744,197)                   --                    --
Other expenses, net ..............................................             (650,754)           (1,822,875)                   --
                                                                           ------------          ------------          ------------
Net loss .........................................................         $(30,072,176)         $(44,728,894)         $ (9,298,789)
                                                                           ============          ============          ============

Basic and diluted net loss per share .............................         $      (1.69)         $      (2.69)         $      (0.72)
                                                                           ============          ============          ============

Weighted average number of common shares .........................           17,913,546            16,633,611            12,863,020

The accompanying notes are an integral part of these consolidated financial statements.

                             RATEXCHANGE CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                      Preferred Stock                  Common Stock             Additional
                                                ----------------------------   ----------------------------      Paid-in
                                                   Shares          Amount         Shares          Amount          Capital
                                                ------------    ------------   ------------    ------------    ------------
Balance, December 31, 1998 ..................             --    $         --      7,243,023    $        724    $  4,065,795
Net loss ....................................             --              --             --              --              --
Change in unrealized loss on securities .....             --              --             --              --              --

Comprehensive loss ..........................

Common stock issued .........................             --              --      6,844,402             685       7,711,588
Stock options and warrants granted ..........             --              --             --              --       1,448,441
                                                ------------    ------------   ------------    ------------    ------------
Balance, December 31, 1999 ..................             --    $         --     14,087,425    $      1,409    $ 13,225,824

Net loss ....................................             --              --             --              --              --
Change in unrealized loss on securities .....             --              --             --              --              --

Comprehensive loss ..........................

Common stock and warrants issued in
      connection with financing .............             --              --      3,128,329             313      33,839,873
Common stock and warrants issued in
      connection with settlement of dispute .             --              --        227,000              22       2,028,372
Repurchase of common stock for stock
      purchase loan program .................             --              --        (80,000)             (8)       (433,881)
Common stock issued to employees pursuant
      to stock purchase loan program ........             --              --        102,712              10         487,183
Repurchase of common stock from employees
      pursuant to stock purchase loan program             --              --        (22,712)             (2)       (123,530)
Exercise of stock options and warrants ......             --              --        340,450              34           1,216
Stock warrants issued in connection with
      Amerex transaction ....................             --              --             --              --       7,368,000
Stock warrants issued for services ..........             --              --             --              --       2,170,704
Stock options modified for terminated
      employees .............................             --              --             --              --       1,046,458
Amortization of stock options granted to
      employees, Directors and consultants ..             --              --             --              --      12,522,671
                                                ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2000 ..................             --    $         --     17,783,204    $      1,778    $ 72,132,890
Net loss ....................................             --              --             --              --              --
Change in unrealized loss on securities .....             --              --             --              --              --

Comprehensive loss ..........................

Preferred stock issued ......................      2,000,000             200             --              --       4,383,600
Preferred stock dividend ....................             --              --             --              --         264,917
Common stock issued for services ............             --              --        545,000              55         259,645
Repurchase of common stock from employees
      pursuant to stock purchase loan program             --              --             --              --        (363,661)
Stock options and warrants granted ..........             --              --             --              --         733,277
Warrants issued in connection with
      modification of lease obligations .....             --              --             --              --       1,654,564
Stock options modified for terminated
      employees .............................             --              --             --              --         546,875
Amortization of stock options granted to
      employees and Directors ...............             --              --             --              --       1,433,919
Deferred compensation .......................             --              --             --              --       1,163,117
Amortization of deferred compensation .......             --              --             --              --              --
Beneficial conversion feature and stock
      warrants issued in connection with
      convertible notes payable .............             --              --             --              --       2,307,232
                                                ------------    ------------   ------------    ------------    ------------
Balance, December 31, 2001 ..................      2,000,000    $        200     18,328,204    $      1,833    $ 84,516,375
                                                ============    ============   ============    ============    ============

                                                                                                Accumulated        Total
                                                                                Receivable         Other        Stockholders'
                                                Accumulated      Deferred          From        Comprehensive       Equity
                                                  Deficit      Compensation     Stockholders        Loss         (Deficit)
                                                ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1998 ..................   $ (3,365,865)   $         --    $         --    $         --    $    700,654
Net loss ....................................     (9,298,789)             --              --              --      (9,298,789)
Change in unrealized loss on securities .....             --              --              --        (243,750)       (243,750)
                                                                                                                ------------
Comprehensive loss ..........................                                                                     (9,542,539)
                                                                                                                ------------
Common stock issued .........................             --              --              --              --       7,712,273
Stock options and warrants granted ..........             --              --              --              --       1,448,441
                                                ------------    ------------    ------------    ------------    ------------
Balance, December 31, 1999 ..................   $(12,664,654)   $         --    $         --    $   (243,750)   $    318,829

Net loss ....................................    (44,728,894)             --              --              --     (44,728,894)
Change in unrealized loss on securities .....             --              --              --        (470,763)       (470,763)
                                                                                                                ------------
Comprehensive loss ..........................                                                                    (45,199,657)
                                                                                                                ------------
Common stock and warrants issued in
      connection with financing .............             --              --              --              --      33,840,186
Common stock and warrants issued in
      connection with settlement of dispute .             --              --              --              --       2,028,394
Repurchase of common stock for stock
      purchase loan program .................             --              --              --              --        (433,889)
Common stock issued to employees pursuant
      to stock purchase loan program ........             --              --        (487,193)             --              --
Repurchase of common stock from employees
      pursuant to stock purchase loan program             --              --         123,532              --              --
Exercise of stock options and warrants ......             --              --              --              --           1,250
Stock warrants issued in connection with
      Amerex transaction ....................             --              --              --              --       7,368,000
Stock warrants issued for services ..........             --              --              --              --       2,170,704
Stock options modified for terminated
      employees .............................             --              --              --              --       1,046,458
Amortization of stock options granted to
      employees, Directors and consultants ..             --              --              --              --      12,522,671
                                                ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000 ..................   $(57,393,548)   $         --    $   (363,661)   $   (714,513)   $ 13,662,946
Net loss ....................................    (30,072,176)             --              --              --     (30,072,176)
Change in unrealized loss on securities .....             --              --              --         714,513         714,513
                                                                                                                ------------
Comprehensive loss ..........................                                                                    (29,357,663)
                                                                                                                ------------
Preferred stock issued ......................             --              --              --              --       4,383,800
Preferred stock dividend ....................       (264,917)             --              --              --              --
Common stock issued for services ............             --              --              --              --         259,700
Repurchase of common stock from employees
      pursuant to stock purchase loan program             --              --         363,661              --              --
Stock options and warrants granted ..........             --              --              --              --         733,277
Warrants issued in connection with
      modification of lease obligations .....             --              --              --              --       1,654,564
Stock options modified for terminated
      employees .............................             --              --              --              --         546,875
Amortization of stock options granted to
      employees and Directors ...............             --              --              --              --       1,433,919
Deferred compensation .......................             --      (1,163,117)             --              --              --
Amortization of deferred compensation .......             --         933,617              --              --         933,617
Beneficial conversion feature and stock
      warrants issued in connection with
      convertible notes payable .............             --              --              --              --       2,307,232
                                                ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001 ..................   $(87,730,641)   $   (229,500)   $         --    $         --    $ (3,441,733)
                                                ============    ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                             RATEXCHANGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year ended December 31,
                                                                                       --------------------------------------------
                                                                                           2001            2000            1999
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
    Net loss .......................................................................   $(30,072,176)   $(44,728,894)   $ (9,298,789)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization ..............................................      1,570,622         222,115          18,676
        Common stock issued for services ...........................................        259,700              --              --
        Stock options and warrants granted to service
            providers and strategic partners .......................................        390,296      13,770,883       3,158,415
        Stock warrants issued in connection with
            modification of lease obligations ......................................      1,654,564              --              --
        Amortization of stock options granted to employees,
            Directors and consultants ..............................................      1,433,919      10,391,432              --
        Stock options modified for terminated employees ............................        546,875       1,046,458              --
        Stock warrants issued in relation to bridge financing ......................             --       1,657,988              --
        Amortization of deferred compensation ......................................        933,617              --              --
        Note payable issued in connection with employee severance ..................        400,000              --              --
        Loss on settlement of lease obligations ....................................      7,315,360              --              --
        Acquisition of subsidiary ..................................................             --              --       1,507,408
        Write-down of software assets ..............................................      3,010,371              --              --
        Write-off of property and equipment ........................................        225,083              --              --
        Write-off of advances to potential investee ................................             --              --         206,898
        Loss on securities .........................................................        744,197              --              --
        Amortization of discounts on convertible notes payable .....................         68,637              --              --
        Amortization of debt issuance costs ........................................          5,487              --              --
        Increase in interest payable on debt .......................................        234,188              --              --
        Changes in operating assets and liabilities:
            Interest receivable and other advances .................................        257,214        (200,030)       (160,617)
            Deposits ...............................................................        122,923         (81,551)       (103,305)
            Accounts payable and accrued expenses ..................................       (863,309)        760,814       1,601,241
                                                                                       ------------    ------------    ------------
               Net cash used in operating activities ...............................    (11,762,432)    (17,160,785)     (3,070,073)
Cash flows from investing activities:
    Purchase of property and equipment .............................................     (1,042,900)     (1,435,112)       (207,568)
    Proceeds from sale of software assets ..........................................      1,422,179              --              --
    Investment in Halo common stock ................................................             --              --        (631,251)
    Purchase of short-term investments .............................................             --     (32,975,313)             --
    Proceeds from sale of short-term investments ...................................     12,094,951      20,767,415              --
    Other investments ..............................................................       (125,000)             --         (75,000)
                                                                                       ------------    ------------    ------------
        Net cash provided by (used in) investing activities ........................     12,349,230     (13,643,010)       (913,819)
Cash flows from financing activities:
        Proceeds from issuance of common stock, net ................................             --      30,135,902       3,581,991
        Convertible notes payable and other debt, net ..............................      3,604,775       1,090,000         410,000
        Proceeds from notes receivable .............................................             --       1,590,319              --
        Repayment of promissory notes ..............................................       (500,000)             --              --
        Loan to employee stock purchase program ....................................             --        (433,889)             --
                                                                                       ------------    ------------    ------------
Net cash provided by financing activities ..........................................      3,104,775      32,382,332       3,991,991
                                                                                       ------------    ------------    ------------
Increase in cash and cash equivalents ..............................................      3,691,573       1,578,537           8,099
Cash and cash equivalents at beginning of year .....................................      2,115,152         536,615         528,516
                                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year ...........................................   $  5,806,725    $  2,115,152    $    536,615
                                                                                       ============    ============    ============

Supplementary disclosure of cash flow information:
    Cash paid during the year:
        Interest ...................................................................   $     22,151    $    164,671    $         --
        Income taxes ...............................................................   $         --    $         --    $         --
    Non-cash investing and financing activities:
        Preferred stock issued to purchase software assets .........................   $  4,383,800    $         --    $         --
        Preferred stock dividends ..................................................   $    264,917    $         --    $         --
        Warrants issued in connection with debt issuance ...........................   $    268,696    $         --    $         --
        Stock options issued for purchase of software assets .......................   $     74,285    $         --    $         --
        Beneficial conversion feature and stock warrants issued
            in connection with convertible notes payable ...........................   $  2,307,232    $         --    $         --
        Stock issued in connection with settlement of bridge loan ..................   $         --    $  1,975,000    $         --
        Purchase of outstanding shares of Ratexchange ..............................   $         --    $         --    $    920,000
        Stock issued in connection with commission on stock sales ..................   $         --    $         --    $    196,029

The accompanying notes are an integral part of these consolidated financial statements.

                             RATEXCHANGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

     Ratexchange Corporation is a brokerage services firm that combines its knowledge of bandwidth and other emerging commodity markets with securities brokerage and investment banking activities. The Company's RTX Securities Corporation subsidiary is a NASD licensed, fully disclosed broker-dealer offering sales and trading services to institutions and private clients, as well as advisory and investment banking services to corporate clients. Through the Company's emerging commodities division, we are developing channels to maximize profits by providing valuable and marketable information to RTX Securities.

     Ratexchange Corporation (Ratexchange or the Company), formerly NetAmerica.com Corporation and formerly Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. NetAmerica.com Corporation acquired Rate Exchange, Inc., a Colorado corporation, in June 1999. On April 24, 2000 the Company changed its name from NetAmerica.com to Ratexchange Corporation to better reflect its focus as an online trading system for bandwidth. In July 2000, the Company's common stock was listed on the American Stock Exchange and currently trades under the symbol "RTX". The Company had no operations or business before September 30, 1998. The Company is located in San Francisco, California.

     From inception, the Company has been primarily engaged in organizational activities, including recruiting personnel, developing its electronic trading platform, developing its broker-dealer operations, establishing office facilities, developing infrastructure, designing and developing its website, raising capital, and establishing its marketing plan and service offerings to seek meaningful revenue generating capacity. The Company began recognizing revenue in 2000 and achieved the bulk of its revenue in 2001 from consulting activities of RMG. As discussed in Note 13, the Company plans to sell RMG during the second quarter of 2002. The Company expects to generate most of its revenue in 2002 from its RTX Securities broker-dealer.

     Since inception, the Company has generated significant recurring losses. Successful completion of the Company's development activities and, ultimately, the attainment of profitable operations is dependent upon future events, implementing and successfully executing its business and marketing strategy, increasing its customer base, and hiring and retaining qualified personnel. Negative developments in any of these conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     Ratexchange has four wholly owned U.S. subsidiaries which have been consolidated in the accompanying financial statements. The subsidiaries include Ratexchange I, Inc., RMG Partners Corporation (RMG), Xpit Corporation (Xpit), and RTX Securities Corporation (RTX Securities). PolarCap was a wholly owned subsidiary of the Company but has since been dissolved in 2001. The consolidated financial statements include the accounts of Ratexchange Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Investments

     Ratexchange's short-term and long-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of December 31, 2001, Ratexchange did not have any short-term or long-term investments.

     Ratexchange also has certain other minority equity investments in non-publicly traded companies. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of December 31, 2001 and 2000, $200,000 and $75,000 of these investments are included in long-term other investments, respectively. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. No write-downs were recorded during 2001 or 2000.

                             RATEXCHANGE CORPORATION

Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over useful lives of three to five years.

     Internal use software and web site development costs are capitalized in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (EITF) Issue No. 00-02, Accounting for Web Site Development Costs. Qualifying costs incurred during application development stage, which consist primarily of outside services and purchased software license costs, are capitalized and amortized over the estimated useful life of the asset.

Long-Lived Assets

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

     The Company recognizes brokerage revenue once a trade is consummated and the earnings process is complete. Consulting and advertising revenue is recognized when the related services are performed, fees for such services are fixed or determinable, and its collection is probable.

Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Stock-Based Compensation

     The Company uses the intrinsic value-based method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock-based compensation. Accordingly, compensation cost is recorded on the date of grant to the extent the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. Such compensation cost is amortized on a straight-line basis over the vesting period of the individual award. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation.

     Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and Issue No. 96-18 of the Emerging Issues Task Force. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee.

Net Loss Per Share

     The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share, and SEC Staff Accounting Bulletin (SAB) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98 basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders (net loss after subtracting dividends due on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded as they are anti-dilutive because of the Company's net losses.

                             RATEXCHANGE CORPORATION

Comprehensive loss

     Comprehensive loss includes the net loss reported on the consolidated statements of operations and changes in the fair value of investments classified as available for sale, which is reported as a component of stockholders' equity (deficit).

Concentrations

     Substantially all of the Company's cash and cash equivalents are held at three major U.S. financial institutions. The majority of the Company's cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

     Historically, Ratexchange has relied on a limited number of customers for a substantial portion of its consulting revenue. During 2001, a single customer accounted for 29% of the Company's total revenue. During 2000, no customers accounted for more than 10% of the Company's revenue. Consulting revenue attributed to the activities of RMG, a wholly owned subsidiary of Ratexchange, represented 91% of the consolidated revenue during 2001. Pursuant to the agreement between Ratexchange and BL Partners, LLC, an affiliate of the principals of RMG, which is more fully described in Note 13, the Company expects to sell RMG during the second quarter of 2002 and will likely lose this source of revenue.

Fair Value of Financial Instruments

     The carrying amounts of the Company's financial instruments, which include short-term and long-term investments, accounts receivable, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company's long-term convertible notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Segment Reporting

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform with current year consolidated financial statement presentation. These reclassifications had no impact on previously reported net loss or total stockholders' equity.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, Business Combinations, as well as SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.

                             RATEXCHANGE CORPORATION

     SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment, for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, Intangible Assets. The company will adopt the provisions of this standard for its first quarter of fiscal 2002, and does not expect the adoption to have a material effect on its financial condition or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

3.   Short-Term Investments

     Short-term investments as of December 31, 2000 are comprised of the following:

                                                                             Gross                 Gross                   Estimated
                                                    Amortized             Unrealized             Unrealized                  Fair
                                                      Cost                   Gains                  Loss                     Value
                                                   -----------            -----------            -----------             -----------
US Government agencies ................            $ 4,628,382            $     5,057            $        --             $ 4,633,439
Corporate bonds .......................              7,452,920                 21,161                     --               7,474,081
Corporate stocks ......................                757,846                     --               (740,731)                 17,115
                                                   -----------            -----------            -----------             -----------
Available for sale ....................            $12,839,148            $    26,218            $  (740,731)            $12,124,635
                                                   ===========            ===========            ===========             ===========

     The Company did not have any short-term investments as of December 31, 2001.

4.   Property and Equipment

     Property and equipment consisted of the following:

                                                          December 31,
                                                -------------------------------
                                                   2001                 2000
                                                -----------         -----------
Furniture and fixtures .................        $     7,913         $    38,097
Computer equipment and software ........          1,223,142           1,604,582
                                                -----------         -----------
                                                  1,231,055           1,642,679
Less: Accumulated depreciation .........           (556,437)           (240,791)
                                                -----------         -----------
                                                $   674,618         $ 1,401,888
                                                ===========         ===========

     The Company purchased software assets amounting to $5.5 million during 2001 and later sold these assets during the same year (see Note 12). Depreciation expense related to the software assets during 2001 amounted to $1,026,000. Additionally, the Company disposed of property and equipment not utilized during 2001 with a cost basis of $455,000 and accumulated depreciation of $230,000.

                             RATEXCHANGE CORPORATION

5.   Convertible Notes Payable

     In November and December 2001, Ratexchange completed private offerings of convertible notes, in an aggregate principal amount of $3.5 million, due December 31, 2011. The notes bear interest at 12% per annum payable on January 1, April 1, July 1 and October 1 of each year beginning January 1, 2002. The notes may be converted into shares of Ratexchange's common stock on election of the holder anytime before their maturity or their prior redemption or repurchase by the Company. The conversion rate is 2,703 shares of the Company's common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. The Company has the option to redeem all or a portion of the notes that have not been previously converted subsequent to (i) the registration under the Securities Act of 1933 of the common stock underlying the notes and (ii) the common stock achieving a closing price at or above $1.59 for 20 consecutive trading days.

     In connection with this financing transaction, the Company granted to the convertible note investors warrants to purchase a total of 1,000,000 shares of common stock at $0.37 per share. The convertible notes are presented on the consolidated balance sheets net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature in the amount of $242,000 and $333,000, respectively. The discounts are being amortized over the ten-year term using the effective interest method. The discount amortization is included in the consolidated statements of operations as interest expense which amounted to approximately $2,000 in 2001. Debt issuance costs amounting to $664,000, includes the fair value of warrants issued to the placement agent to purchase a combination of the Company's convertible notes or common stock, plus stock warrants. The debt issuance costs are being amortized over a ten-year term using the straight-line method. Amortization of debt issuance costs during 2001 was approximately $5,000.

     As discussed in Note 9, Forsythe McArthur & Associates (Forsythe) agreed to forego all amounts owed by Ratexchange under the lease obligation in exchange for a convertible note payable and stock warrants. The Company issued a convertible note dated September 1, 2001, in an aggregate principal amount of $5.9 million, due August 31, 2006. The note bears interest at 9% per annum payable March 31, June 30, September 30 and December 31 of each year beginning March 31, 2002 and may be paid in cash or Ratexchange's common stock at the discretion of the Company. The note may be converted into shares of common stock on election of Forsythe at August 31, 2006 with a conversion price equal to 80% of the closing market price of the common stock.

     In connection with the convertible note, the Company granted to Forsythe a warrant to purchase 520,833 shares of common stock at $0.48 per share. The convertible note is presented on the consolidated balance sheets net of discounts resulting from the relative fair value of the stock warrant and beneficial conversion feature in the amount of $122,000 and $1,078,000, respectively. The discounts are being amortized over the five-year term using the effective interest method. The discount amortization included with interest expense amounted to approximately $67,000 in 2001.

     During 2001, the Company renegotiated the terms of the severance included in its employment agreement with Donald Sledge, the former Chairman and CEO of Ratexchange. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due April 2003. Interest is payable at the maturity of the two-year term. The notes may be converted into shares of Ratexchange's common stock on election of Mr. Sledge anytime before their maturity or their prior repurchase by the Company. The conversion rate is 364 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances.

     Interest payable in connection with the convertible notes described above is included with the convertible notes payable balance in the consolidated balance sheets. As of December 31, 2001, interest payable amounted to $234,000.

                             RATEXCHANGE CORPORATION

6.   Stockholders' Equity (Deficit)

Preferred Stock

     In April 2001, the Company issued 2,000,000 shares of Series A convertible preferred stock at a price of $2.19 per share in connection with the purchase of Xpit.com, Inc. (see note 12). The rights, preferences, and privileges of the holders of Series A convertible preferred stock are as follows:

     o Each share of preferred stock is convertible into one share of common stock on election of the holders, subject to certain antidilutive adjustments;

     o Shares of preferred stock automatically convert to common stock on the first date after which all of the following conditions are satisfied
          (i) the fourth anniversary of the Xpit purchase has occurred, (ii) the Company's common stock is publicly traded on a national exchange, and
          (iii) the closing price of the Company's common stock is equal to or exceeds $6.00 per share for ten consecutive trading days;

     o    Series A convertible preferred stock is not redeemable by the Company;

     o Holders of preferred stock are entitled to dividends of additional shares of Series A convertible preferred stock at the rate of 6% per annum;

     o Preferred stock votes equally with the shares of common stock on an "as-if-converted" basis; and

     o Holders of preferred stock have a liquidation preference of $2.75 per share, or $5.5 million, plus all declared but unpaid dividends.

Common Stock

     Nonmonetary transactions for which no cash was exchanged and for which shares of common stock were exchanged for goods and services are recorded at the fair market value of the common stock issued at the time of the transaction and reported in the statements of operations as services are rendered.

     During 2001, the Company issued common stock in connection with the following transactions:

     o    170,000  shares  issued for $71,700 to  employees in lieu of salaries;
          and

     o 375,000 shares issued for $188,000 for services rendered and to settle lease obligations.

     During 2000, the Company issued common stock in connection with the following transactions:

     o The Company raised $2 million in short-term bridge loans between December 1999 and February 2000. In 2000, the Company granted the investors in the bridge loan the right to convert their loans into Ratexchange's common stock at a conversion rate of $5.00 per share. Additionally, the Company issued the investors warrants to purchase an aggregate of 493,750 shares of common stock at $5.00 per share.
          Investors  who  declined  this offer were  entitled  to rescind  their original investment and receive their principal back in full, including accrued interest. As a result, $1,975,000 of loans plus $128,000 of interest payable were converted into 395,000 shares of common stock. The warrants were valued at $1,602,000 which was included with additional paid-in capital.

     o In March 2000, the Company issued 2,733,329 shares of restricted common stock in a private placement for $32,799, 948. After deducting $2,665,000 for costs associated with the offering, the Company received $30,135,000;

     o    227,000 shares issued for $1,334,760 to settle third party claims;

     o 315,450 shares issued for the cashless exercise of 325,000 warrants at $.05 and $2 per share.

     o    25,000 shares issued for $1,250 from exercise of an option; and

     o 80,000 shares repurchased and subsequently issued to employees under stock purchase loan program;

                             RATEXCHANGE CORPORATION

     During 1999, the Company issued common stock in connection with the following transactions:

     o 916,574 shares issued for $91,657 to related parties. The shares were issued with restrictions so that the stock cannot be sold, traded, assigned, transferred or pledged until the Company achieves gross revenue of $10 million in a one-year period. As these shares were issued below fair market value, the Company recorded an expense and increased additional paid-in capital by $886,053;

     o 322,500 shares issued for $32,250 as cost reimbursement. As these shares were issued below fair market value, the Company recorded an expense and increased additional paid-in capital by $311,761;

     o    758,438 shares issued for $728,100, net of $80,900 for commissions;

     o 3,112,500 shares issued for $3,320,000 to related parties and other investors;

     o    268,500   shares  issued  for  $287,233  in  exchange  for  legal  and consulting services;

     o 193,186 shares issued for $206,917 to repay debt to creditors of A1 Internet;

     o    30,000 shares issued for $32,001 to repay outstanding note payable;

     o    30,000 shares issued for $32,001 in exchange for services rendered;

     o 515,188 shares issued for $628,272, net of $196,029 in commissions paid with 122,518 shares;

     o 122,518 shares issued for $196,029 as payment for commissions on private placement; and

     o 574,998 shares issued for $920,000 to purchase Rate Exchange, Inc. (see note 16).

7.   Stock-Based Compensation

     Stock Options

     The 1999 Stock Option Plan and the 2000 Stock Option and Incentive Plan (Option Plans) permit the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options or stock purchase rights to purchase shares of the Company's common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2001 and 2000 there were no shares subject to repurchase.

     As of December 31, 2001, there were 3,000,000 and 5,000,000 shares authorized for issuance under the 1999 Stock Option Plan and 2000 Stock Option Plan, respectively, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of December 31, 2001, 964,943 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans.

     The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements for employees, whereby compensation cost is measured to the extent that the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In 2000, the Company granted to employees stock options to purchase 4,015,000 shares with intrinsic value. These amounts are being amortized on a straight-line basis over the vesting period, generally one year or four years. Compensation expense resulting from option grants with intrinsic value amounted to $1.4 million and $12.5 million in 2001 and 2000, respectively. As of December 31, 2001, the unamortized expense attributed to option grants with intrinsic value was $406,000.

     During 2001 and 2000, certain employees who were terminated received an extension to the period of time their vested stock options were exercisable. This modification to the stock options grants resulted in additional compensation expense for the Company in the amount of $547,000 and $1,046,000 in 2001 and 2000, respectively.

                             RATEXCHANGE CORPORATION

     A summary of stock option activity is as follows:

                                                               2001                       2000                       1999
                                                       ---------------------      ---------------------      ---------------------
                                                                      Wtd-Avg                    Wtd-Avg                    Wtd-Avg
                                                                     Exercise                    Exercise                   Exercise
                                                         Shares        Price        Shares        Price        Shares        Price
                                                       ----------    --------     ----------     --------    ----------     --------
Outstanding at beginning of year .................     10,582,772      $4.62       2,990,000      $2.23              --      $  --
Granted ..........................................      2,267,590       1.60       8,516,900       5.47       3,050,000       2.24
Exercised ........................................             --         --          25,000       0.05              --         --
Canceled .........................................      3,089,262       4.79         899,128       4.84          60,000       2.50
                                                       ----------      -----      ----------      -----      ----------      -----
Outstanding at end of year .......................      9,761,100       3.76      10,582,772       4.62       2,990,000       2.23
                                                       ==========      =====      ==========      =====      ==========      =====
Exercisable at end of year .......................      7,558,137       3.97       4,819,767       4.12       1,287,500       1.96
                                                       ==========      =====      ==========      =====      ==========      =====

Stock Warrants

     In September 2000, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. Under this agreement, Amerex brokers will execute trades for the sales or purchase of telecommunications capacity and/or other telecommunications-related products over the Company's electronic trading system and Ratexchange will share in the revenues generated by the electronic trading system. In connection with this agreement, the Company issued to Amerex warrants to purchase an aggregate of 2,300,000 shares of common stock with a fair market value of $7,368,000, which was charged to expense in 2000. Two warrants, one for 300,000 shares and one for 500,000 shares, with exercise prices of $4.47 and $4.70 per share, are currently exercisable by Amerex. The remaining three warrants each for 500,000 shares and with exercise prices of $4.92 per share, $5.14 per share and $5.37 per share, will become exercisable upon the earlier of September 2005 or Amerex executing cumulative value of transactions over the Company's online electronic trading system of $2 million, $5 million and $10 million, respectively. The warrants expire in September 2005.

     During 2001,  2000 and 1999,  the Company  issued  warrants to  third-party service providers and in connection with the settlement of contractual obligations. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and EITF Issue No. 96-18. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee. During 2001, 2000 and 1999, the expense resulting from the issuance of these warrants was $2,388,000, $2,171,000 and $1,448,000, respectively.

     As discussed in note 5, the Company also issued warrants to purchase its common stock in connection with the convertible notes payable to Forsythe and the private financing investors during 2001. Warrants were also issued to the placement agent of the private financing. Such amounts are charged to expense as discussed in Note 5.

     A summary of stock warrant activity is as follows:

                                                                   2001                     2000                      1999
                                                          ---------------------     ---------------------     ---------------------
                                                                        Wtd-Avg                  Wtd-Avg                    Wtd-Avg
                                                                       Exercise                  Exercise                  Exercise
                                                           Shares        Price       Shares        Price       Shares        Price
                                                          ---------    --------     ---------    --------     ---------    --------
Outstanding at beginning of year ...................      5,472,043      $8.41        625,000      $1.74        100,000      $2.00
Granted ............................................      2,582,333       0.94      5,172,043       8.58        525,000       1.69
Exercised ..........................................             --         --        325,000       0.80             --         --
Canceled ...........................................             --         --             --         --             --         --
                                                          ---------      -----      ---------      -----      ---------      -----
Outstanding at end of year .........................      8,054,376       5.91      5,472,043       8.41        625,000       1.74
                                                          =========      =====      =========      =====      =========      =====
Exercisable at end of year .........................      6,554,376       6.09      3,955,043       9.67        625,000       1.74
                                                          =========      =====      =========      =====      =========      =====

                             RATEXCHANGE CORPORATION

Stock Options and Warrants Outstanding

     Summary of the outstanding stock options and warrants issued to employees and non-employees as of December 31, 2001 were as follows:

                                                        Outstanding                                        Exercisable
                                     ---------------------------------------------------          ---------------------------------
                                                                              Weighted
                                                            Weighted           Average                                  Weighted
                                                             Average          Remaining                                  Average
                                       Warrants/            Exercise         Contractual           Warrants/            Exercise
Range of exercise prices                Options               Price         Life (years)            Options               Price
------------------------             -------------        ------------      ------------          ------------         ------------
Employees
           $ 0.34-$ 2.00                1,690,949           $     1.19           8.90               1,272,449            $   1.17
           $ 2.01-$ 4.00                3,687,842           $     2.96           8.49               2,179,525            $   2.86
           $ 4.01-$ 6.00                  422,539           $     5.54           9.53                 341,810            $   5.51
           $ 6.01-$ 7.00                2,451,043           $     7.00           9.30               2,315,626            $   7.00
                                        ---------                                                   ---------
         Employees                      8,252,373                                                   6,109,410

Non-employees
           $ 0.33-$ 4.00                4,215,284           $     1.39           4.09               4,155,284            $   1.39
           $ 4.01-$ 7.00                3,294,146           $     5.13           5.12               1,794,146            $   5.13
           $ 7.01-$12.00                       --           $       --             --                      --            $     --
           $12.01-$14.40                2,053,673           $    14.18           3.39               2,053,673            $  14.18
                                        ---------                                                   ---------
         Non-employees                  9,563,103                                                   8,003,103
                                        ---------                                                   ---------
Total                                  17,815,476                                                  14,112,513
                                       ==========                                                  ==========

Pro Forma Stock-Based Compensation

     Had compensation cost for the Company's stock options been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

                                                        2001                 2000                 1999
                                                        ----                 ----                 ----
Net loss
      As reported ...........................      $  (30,072,176)      $  (44,728,894)      $   (9,298,789)
                                                   ==============       ==============       ==============
      Pro forma .............................      $  (32,954,415)      $  (56,341,485)      $  (10,275,351)
                                                   ==============       ==============       ==============

Net loss per common share (basic and diluted)
      As reported ...........................      $        (1.69)      $        (2.69)      $        (0.72)
                                                   ==============       ==============       ==============
      Pro forma .............................      $        (1.85)      $        (3.39)      $        (0.80)
                                                   ==============       ==============       ==============

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The weighted average fair value of each option and warrant granted in 2001 was $0.86 and $0.51, respectively. The weighted average fair value of each option and warrant granted in 2000 was $2.94 and $4.35, respectively. The weighted average fair value of each option and warrant granted in 1999 was $0.73 and $1.04, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                        2001             2000             1999
                                        ----             ----             ----
Risk-free interest rate.............    3.94%            6.23%            5.70%
Dividend yield......................     --               --               --
Volatility..........................    100%             100%             100%
Average expected term (years).......     2.0              2.0              2.0

                             RATEXCHANGE CORPORATION

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

Common Stock Controlled by RMG

     As discussed in Note 13, RMG was entitled to approximately 1.1 million shares of common stock used to capitalize RMG as of December 31, 2001. The fair value of the 1.1 million shares of common stock amounting to $1.2 million was recorded as deferred compensation. Amortization of deferred compensation was $934,000 in 2001.

8.   Employee Benefit Plans

     During 2000, the Company implemented a Stock Purchase Loan Program (SPLP) for employees. The SPLP permitted employees to purchase, subject to specified limits, common stock of the Company in exchange for a two-year note payable to the Company. The face amount of the notes was non-recourse, while interest, which accrued at 9% per year, was with recourse to the employee. During 2000, the Company purchased 80,000 of its common stock and immediately sold them to employees under the SPLP for notes totaling $487,193. Also during 2000, the Company acquired 22,712 shares of common stock from certain employees who repaid their notes totaling $123,532 and subsequently sold these shares to other employees at the then current market price totaling $53,302. During 2001, all participating employees relinquished their ownership claim to the common stock to extinguish the related loans outstanding.

     During the year ended December 31, 2000, the Company adopted a 401(k) plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none have been made during 2001 and 2000.

9.   Commitments and Contingencies

     The Company leases its facilities under a noncancelable operating lease which expires in June 2003. Future annual minimum lease payments related to this operating lease as of December 31, 2001 are $93,600 in 2002 and $23,400 in 2003. Rent expense was $459,000, $2,024,000 and $42,000 in 2001, 2000 and 1999,
respectively.

     The Company had entered into various operating leases associated with its delivery hubs, including various telecommunications routing equipment and other infrastructure. In addition, it had entered into various leases for office space and related office equipment, including computers and software. These operating leases have since been settled or restructured, as described below.

     During 2001, management revised its business plan concerning the delivery of telecommunications bandwidth through its own network hubs. It was determined that the Company did not have an alternative use for the network equipment in its ongoing operations. As a result, the Company recorded a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the Forsythe lease arrangement.

     In June 2001, the Company and Forsythe McArthur & Associates entered into a restructure agreement with respect to an equipment lease of delivery hub equipment. The terms of the restructure agreement required twelve monthly payments of $74,056 beginning on May 1, 2001, twelve monthly payments of $148,113 beginning on May 1, 2002 followed by one payment of $4,184,544 on May 1, 2003. In September 2001, Forsythe agreed to allow Ratexchange to withhold scheduled payments through December 31, 2001, subject to a proposed further restructuring of the lease. In November 2001, Forsythe agreed to forego all amounts owed by Ratexchange under the lease obligation in exchange for a convertible note and stock warrants. In November 2001, the Company agreed to issue the convertible note and stock warrants as described more fully in Note 5.

                             RATEXCHANGE CORPORATION

     During 2001, the Company also settled claims and additional outstanding lease obligations related to assets and facilities that no longer fit with the revised operating plan. In August 2001, the Company settled its outstanding litigation with Switch and Data Facilities Company. The settlement had a value of $368,000, including a cash payment of $250,000 and Ratexchange common stock valued at $118,000. In August 2001, the Company settled its co-location lease with Telecity by providing consideration of $275,000 in cash and an agreement to pay $95,000 over six months in return for elimination of all liabilities related to the lease, which totaled approximately $1.2 million. In November 2001, the Company settled an obligation to Science Applications International Corp. for goods and services associated with delivery hub equipment. The settlement had a value of $158,000, including a cash payment of $50,000 and 175,000 shares of restricted Ratexchange common stock valued at $108,000. The Company had a lease for accounting software that it no longer utilizes. As of December 31, 2001, the Company has recorded an accrued liability for the amount due under the original lease term.

     The Company is involved in the following lawsuits:

     Martin v. Ratexchange - On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against Ratexchange Corporation in the United States District Court for the Western District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of Ratexchange Corporation. In December of 1998 Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin's employment. The complaint asks for damages of approximately $150,000. Mr. Martin had filed suit previously in the Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin has now revived his claim against Ratexchange. The matter is being defended by Ratexchange and is in the preliminary stages of litigation. The Company has recorded the estimated loss exposure in the consolidated balance sheet as of December 31, 2001.

     YellowBrix, Inc. v. Ratexchange Corporation - On October 2, 2001, YellowBrix, Inc. filed a lawsuit against Ratexchange Corporation in the Circuit Court for the City of Alexandria, Virginia alleging breach of contract. YellowBrix, Inc. provided news wire information to the Company in 2001. In January 2002, the Company settled this case for a cash payment of $19,250. The Company has recorded the settlement in the consolidated balance sheet as of December 31, 2001.

     Ratexchange I, Inc. v. PWREF/MCC-China Basin, LLC - In September of 2001, Ratexchange I, Inc., one of the Company's Delaware subsidiaries, terminated its lease and filed a lawsuit against PWREF/MCC-China Basin, LLC, its previous landlord, alleging constructive eviction and seeking declaratory relief. The allegations of the complaint arise from the lease for commercial space between the parties for the property located at 185 Berry Street, in San Francisco, California. PWREF/MCC-China Basin, LLC responded to the complaint and filed a cross-complaint against Ratexchange I, Inc. In March 2002, the Company settled the cross-complaint and dismissed the action. The Company paid $195,937 and issued 50,000 shares of restricted common stock to PWREF/MCC-China Basin, LLC. The Company has recorded the settlement in the consolidated balance sheet as of December 31, 2001.

10.  Income Taxes

     No provision for federal income taxes was recorded during the three years ended December 31, 2001 as the Company incurred net operating losses during the period.

     Actual income tax expense differs from expected tax benefit computed by applying the statutory federal income tax rate of approximately 34% for the three years ended December 31, 2001, primarily as a result of the change in valuation allowance and stock based compensation.

                             RATEXCHANGE CORPORATION

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2001 and 2000 is presented as follows:

                                                         December 31,
                                                 -----------------------------
                                                     2001             2000
                                                     ----             ----
Deferred tax assets:
    Net operating loss carryforward .......      $ 12,330,095     $  5,450,910
    Stock options and warrants for services        13,177,848       10,948,508
    Start-up expenses .....................         6,612,170        8,265,212
    Write-down of equipment ...............         2,107,872               --
    Reserves and accruals .................           212,391               --
    Unrealized loss on securities .........                --          290,092
                                                 ------------     ------------
          Deferred tax assets .............        34,440,376       24,954,722
          Valuation allowance .............       (34,440,376)     (24,954,722)
                                                 ------------     ------------
                Net deferred tax asset ....      $         --     $         --
                                                 ============     ============

     The net change in the valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $9,485,654 and $18,752,626, respectively. The Company has established a valuation allowance against that portion of deferred tax assets where management has determined that it is more likely than not that the asset will not be realized.

     As of December 31, 2001, the Company had a net operating loss carryforward of approximately $30,519,828. If not earlier utilized, the federal net operating loss carryforward will expire in 2022 and the state loss carryforward will expire in 2006.

     Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause limitations in the utilization of net operating losses include a cumulative stock ownership change of more than 50% over a three year period and other events. Ratexchange has not yet determined the extent that its net operating loss benefit will be limited.

11.  Net Loss per Share

     Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and warrants outstanding to purchase 17,815,476 shares of common stock and 2,000,000 shares of convertible preferred stock at December 31, 2001 were not included in computing diluted loss per share because their effects were anti-dilutive.

                                                                    For the Years ended December 31,
                                                          2001                     2000                     1999
                                                          ----                     ----                     ----
Net loss ..........................................   $(30,072,176)            $(44,728,894)            $ (9,298,789)
Preferred stock dividends .........................       (264,917)                      --                       --
                                                      ------------             ------------             ------------
Net loss available to common stockholders .........    (30,337,093)             (44,728,894)              (9,298,789)
Weighted-average number of common shares ..........     17,913,546               16,633,611               12,863,020
                                                      ------------             ------------             ------------
Basic and diluted net loss per common share .......   $      (1.69)            $      (2.69)            $      (0.72)
                                                      ============             ============             ============

12.  Acquisition of Xpit Corporation

     On March 12, 2001, the Company acquired Xpit.com, Inc., a privately held Idaho Corporation for approximately $5.5 million in a transaction recorded under the purchase accounting method as a purchase of assets. The acquisition enabled the Company to offer trading and risk management systems to the futures industry. Xpit Corporation was a wholly owned subsidiary of Ratexchange. Under the terms of the transaction, the Company acquired the outstanding common shares of Xpit.com, Inc. in exchange for $500,000 in cash, a $500,000 two-year note bearing interest at 7% per year, 2,000,000 shares of convertible preferred stock with a cumulative dividend of 6% based on a share price of $2.75 per share, and $4.9 million in future royalty payments tied to the achievement of Xpit Corporation's projected revenues from 2001 through 2003. The preferred stock is convertible on a one-for-one basis into common stock of the Company at the discretion of the holders. The acquisition price was allocated primarily to the software technology acquired.

                             RATEXCHANGE CORPORATION

     On October 29, 2001, the Company sold all of the material assets of the Company's Xpit Corporations subsidiary, including the Ratexchange Futures System
(RFS), to CQG, Inc. (CQG), a privately-held quotation services company. The assets were sold to CQG in exchange for $1.5 million in cash. Additionally, the Company can earn royalties of up to $650,000 over the next four years if CQG achieves future revenue targets via the RFS platform. In view of the sale to CQG, the Company recorded a $3.0 million non-cash charge in the third quarter to reflect the impairment in the value of the Xpit Corporation assets, principally the carrying value of the RFS platform. Additionally, the $500,000 note payable associated with the original Xpit.com, Inc. purchase price was paid in full, plus accrued interest. Net cash proceeds to the Company, after payment of the note and expenses associated with the transaction, were $902,000.

13.  Formation of RMG Partners Corporation

     In April 2001, the Company formed RMG Partners Corporation as a wholly owned subsidiary which provides risk management solutions through the use of derivative trading strategies. Ratexchange committed to capitalize the newly formed company with $300,000 and 2.2 million shares of Ratexchange's common stock. RMG principals receive 85% of revenue, which is used to cover payroll and operating expenses of RMG.

     An affiliate of the principals of RMG, BL Partners, LLC, has the right to purchase all of the Company's interest in RMG, except for the portion of Ratexchange common stock used to capitalize RMG that is not "controlled" by the Chairman of RMG, for $300,000 commencing in April 2002. The Chairman of RMG obtains control over the Ratexchange common stock based on the achievement of revenue targets. The accumulation of control of Ratexchange common stock by RMG is accounted for as deferred compensation in the balance sheet and is being amortized over a period of twelve months. As of December 31, 2001, RMG was entitled to approximately 1.1 million shares of the Ratexchange common stock used to capitalize RMG. These shares were not issued or outstanding at December 31, 2001. The fair value of the 1.1 million shares of common stock amounting to $1.2 million was recorded as deferred compensation in 2001. Amortization of deferred compensation was $934,000 in 2001.

     See Note 20 for subsequent events involving RMG.

14.  Acquisition of Spider Securities, Inc.

     In December 2001, the Company acquired Spider Securities, Inc. (Spider) for $50,000 in a transaction recorded as organization costs and expensed in 2001. The Company changed the name of the entity to RTX Securities Corporation and contributed $1,000,000 of capital to RTX Securities. RTX Securities is a California corporation and a wholly owned subsidiary of Ratexchange.

     RTX Securities Corporation is a registered broker-dealer with the Securities Exchange Commission and is a member of the National Association of Securities Dealers. The Company is a licensed broker-dealer in all fifty states and Washington, D.C. and is located in San Francisco, California.

15.  Acquisition of Rate Exchange, Inc.

     In 1999, the Company purchased all the outstanding common stock of Rate Exchange, Inc., a Colorado corporation, seeking to develop new exchange services for the telecommunications market. The purchase price included 574,998 shares of common stock, valued at $920,000, and a $450,000 promissory note. Under the terms of the transaction, two of the owners/employees of Rate Exchange, Inc. became employees of the Company responsible for exploring the development of the business. On the date of purchase, Rate Exchange, Inc. had negative net worth of $112,408. The Company recorded an expense of $1,507,408 representing the amount by which the consideration provided exceeded the net assets of Rate Exchange, Inc. at the date of acquisition plus expenses associated with the transaction of $25,000.

                             RATEXCHANGE CORPORATION

16.  Advances to Potential Investee

     In September 1998, the Company, then known as Venture World, Ltd., began negotiations to acquire NetAmerica, Inc., subsequently renamed A1 Internet, Inc. The acquisition was never closed and negotiations were terminated in March 1999. Between the time the Company negotiated to purchase NetAmerica, Inc and the time the deal was terminated in March 1999, the Company advanced $1,738,769 to NetAmerica, Inc. During 1999, the Company determined that $1,507,408 of the amount advanced to NetAmerica, Inc. was uncollectible and charged this amount to expense. A1 Internet, Inc. agreed to repay certain of the costs incurred by the Company prior to the termination. A1 Internet, Inc. was subsequently sold to Halo Holdings of Nevada, Inc. (Halo), a privately held company. The Company received 100,000 shares of Halo common stock and retained certain rights to the name "NetAmerica" in its settlement with Halo. During 2001, the Company sold a portion of the Halo common stock for a realized loss and recorded an impairment loss for the remaining shares of common stock. The loss attributed to the Halo investment was $744,000 in 2001.

17.  Agreement with Amerex Bandwidth, Ltd.

     As discussed in Note 7, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. In July 2001, the Company began negotiations to acquire Amerex Bandwidth, Ltd. (ABL), however since this time these negotiations have ceased. As of February 2002, the Company has no plans to acquire ABL. During 2001, Ratexchange paid to ABL approximately $650,000 to cover certain expenses in accordance with the alliance agreement of September 2000.

18.  Net Capital Requirements of RTX Securities Corporation

     RTX Securities Corporation, a wholly owned subsidiary of the Company, is subject to the Uniform Net Capital Rule (Rule 5c3-1) of the SEC, which requires both the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to
1. As of December 31, 2001, RTX Securities had net capital of $891,099, which was $883,834 in excess of its required net capital of $7,265. RTX Securities' ratio of aggregate indebtedness to net capital was 0.12 to 1, which was less than the 15.00 to 1 maximum ratio required of a broker-dealer.

     RTX Securities does not carry customer accounts, nor does it hold customer securities or cash. It is exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934.

19.  Related Party Transactions

     During 1998, the Company entered into a consulting contract with a major shareholder that pays a monthly consulting fee plus an incentive bonus for (i) any successful acquisition of business enterprises, or (ii) successful capital funding of at least $5 million in 1998 or 1999. The incentive awards are $250,000 in cash, warrants to purchase 250,000 shares of common stock at $1.00, and a merger and acquisition fee for any acquisition during 1998 or 1999. During 1999, the Company recorded $315,800 in cash fees relating to completed financing, mergers or acquisitions based on the value of the Rate Exchange, Inc. acquisition. During 2000, the Company recorded $259,266 in connection with financing activities and securing various operating leases.

     In January 1999, the Company sold 916,574 shares in exchange for $91,657 in notes payable to a related party and other investors at a price of $0.10 per share. In March 1999, the Company sold 3,112,500 shares to a related party and other investors in exchange for $3,320,000 in notes payable at a price of $1.07 per share. Of the total subscriptions receivable/note receivable issued during 1999 of $3,411,657 and $300,000 issued in 1998, $1,924,126 was collected prior to December 31, 1999. Interest was assessed at 6.5% and accrued interest on the subscription receivable was $150,608 at December 31, 1999. The Company determined that $197,212 of the receivables were un-collectible and the Company wrote them off. The remaining receivables were collected in 2000. In 2000, the Board of Directors of the Company waived the interest due amounting to $132,240 on the purchase of 3,112,500 shares when the notes were collected in full by February 25, 2000. The notes were originally due by March 31, 2001.

     In October 2001, the Company successfully completed the process of obtaining a broker-dealer license for RMG, a wholly owned subsidiary. Prior to obtaining this broker-dealer license, RMG completed certain of its consulting and risk management transactions through a registered broker-dealer affiliated with the principals of RMG.

                             RATEXCHANGE CORPORATION

20.  Subsequent Events

     As discussed in Note 13, an affiliate of the principals of RMG has the right to purchase all of the Company's interest in RMG, except for the portion of the Ratexchange common stock used to capitalize RMG that is not "controlled" by the Chairman of RMG, for $300,000 commencing in April 2002. In February 2002, the Company received notice from BL Partners, LLC, that it intends to exercise its right to purchase RMG in April 2002 in accordance with the terms of the agreement. The Company's consolidated financial statements for 2001 properly reflect the activity of RMG. The following adjustments to the consolidated financial statements would be appropriate to reflect the Company's results "as if" Ratexchange did not own RMG during 2001. The consolidated balance sheets as of December 31, 2001 would have reflected the following decreases: (i) cash and cash equivalents by $1,149,000, (ii) prepaid expenses and other current assets by $16,000, (iii) other investments and deposits by $139,000, and (iv) accounts payable and accrued liabilities by $1,304,000. The consolidated statements of income for the year ended December 31, 2001 would have reflected a decrease in revenue of $1,993,000 and a decrease in operating expenses of $1,832,000 in 2001.

                                    PART III

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth certain information concerning each of the Directors and executive officers of Ratexchange:

      Name                    Age                       Position
      -----                   ----                      -------
D. Jonathan Merriman           41          Chairman of the Board of Directors
                                           and Chief Executive Officer
Patrick Arbor                  64          Director
Dean S. Barr                   41          Director
E. Russell Braziel             51          Director
Gregory S. Curhan              40          Executive Vice President
                                           and Chief Financial Officer
Robert E. Ford                 41          President and Chief Operating Officer
John E. McConnaughy, Jr.       72          Director
Donald H. Sledge               61          Director
Ronald E. Spears               52          Director
Steven W. Town                 41          Director

     D. Jonathan Merriman has served as our Chief Executive Officer since October 2000 and served as our President from October 2000 through June 2001. He has served as a Director since February 2000 and became Chairman of the Board in June 2001. In June 1998, Mr. Merriman became Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. He is currently on the Boards of Directors of Leading Brands, Inc., and Fiberstars, Inc. From June 1997, Mr. Merriman served as Managing Director and head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm's Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader/analyst. He has completed coursework at New York University's Graduate School of Business. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College.

     Patrick Arbor has served as Director of Ratexchange since February 2001 and has served as a member of the audit committee since April 2001. Currently an independent futures trader, Mr. Arbor is a principal of the trading firm of Shatkin, Arbor, Karlov & Co. He is a longtime member of the Chicago Board of Trade (CBOT), the world's oldest derivatives exchange, serving as the organization's Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor's other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

     Dean S. Barr has served as one of our Directors since November 2000. Mr. Barr is currently the Global Chief Investment Officer of Deutsche Asset
Management, a position he has held since 1999. In this role, Mr. Barr is responsible for $600 billion in investment assets worldwide for Deutsche Bank. Before joining Deutsche Bank, Mr. Barr served as Global Chief Investment Officer of Active Strategies and Global Director of Research at State Street Global Advisors where he was responsible for $120 billion in active investment assets. Mr. Barr co-founded and served from 1988 to 1997 as Chief Executive Officer of Advanced Investment Technology, a quantitative asset manager with $1 billion in assets under management, until State Street Global Advisors purchased Advanced Investment Technology. Mr. Barr began his career in 1984 at Goldman Sachs where he worked on early trading applications for computer program trading. Mr. Barr received his undergraduate degree from Cornell University and received his Masters in Business Administration from New York University.

     E. Russell "Rusty" Braziel has served as a Director of Ratexchange since February 2001 and has served as a member of the audit committee since April 2001. Mr. Braziel is founder and CEO of Netrana, LLC, a consulting and software venture that brings innovative market services, software solutions and liquidity formation methodologies to a broad range of vertical electronic markets. Previously, in 1996, Mr. Braziel founded Altra Energy Technologies, a world leader in enterprise-wide business solutions, delivering electronic trading platforms, transaction management products and integration services for the energy industry. Under Mr. Braziel's leadership, Altra grew from a small project team to a company conducting billions in e-commerce each month. Mr. Braziel serves on various Boards of Directors and advisory boards, providing insight into the development of a number of B2B exchanges, professional services firms, and software companies. Mr. Braziel received his undergraduate degree in finance and his Masters in Business Administration from Stephen F. Austin University.

     Gregory S. Curhan is our Executive Vice President and Chief Financial Officer. Previously he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director Specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. Prior to joining Merrill Lynch, Mr. Curhan was a partner in the investment banking firm of Volpe Brown Whelan & Co., serving in various capacities including Internet research analyst and Director of Equities from May 1993 to May 1998. Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1998 through December
1992. Prior to founding Curhan, Merriman, Mr. Curhan was a Vice President institutional equity sales for Montgomery Securities from June 1985 through June 1988. From August 1983 to May 1985, Mr. Curhan was a financial analyst in the investment banking group at Merrill Lynch. Mr. Curhan earned his Bachelor of Arts degree from Dartmouth College.

     Robert E. Ford serves as President and Chief Operating Officer for Ratexchange. He brings 18 years of executive and operations experience to the Company. Prior to joining Ratexchange, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specializes in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. Previously, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, now a wholly-owned subsidiary of Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company. Prior to that, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy at Tufts University and a BA with high distinction from Dartmouth College.

     John E. "Jack" McConnaughy, Jr. has served as one of our Directors since December 2001. Mr. McConnaughy is currently Chairman and Chief Executive Officer of JEMC Corporation. He was Chairman and CEO of Peabody International Corporation from 1969 and in addition Chairman and Chief Executive Officer of GEO International Corporation when it spun off in 1981. He retired from the former in 1986 and the latter in 1992. He was named outstanding Chief Executive Officer in his industry for the years 1975, 1976 and1978 by Financial World Magazine. Prior to joining Peabody, Mr. McConnaughy served as Vice President-European Consumer Products with the Singer Company where he was responsible for operations in sixteen countries. A graduate of the Denison University with a B.A. in economics, Mr. McConnaughy earned his Masters in Business Administration in marketing and finance at Harvard's Graduate School of Business Administration.

     Donald H. Sledge has served as one of our Directors since September 1999 and Chairman of our Board of Directors from February 2000 to June 2001. He has served as a member of the compensation committee since April 2001. He also served as Chief Executive Officer from February 2000 until October 2000. From September 1999 until February of 2000 he served as President, Chief Executive Officer and Chairman of our subsidiary Ratexchange I, Inc. Mr. Sledge is currently a general partner in Fremont Communications, a venture capital fund, based in San Francisco. From 1996 to September 1999, Mr. Sledge was president and Chief Executive Officer of TeleHub Communications Corporation, a next generation ATM-based telecommunications company. From 1994 to 1995, Mr. Sledge served as President and Chief Operating

Officer of WCT, a $160-million long distance telephone company that was one of Fortune Magazine's 25 fastest growing public companies before it was acquired by Frontier Corporation. From 1993 to 1994, Mr. Sledge was head of operations for New T&T, a Hong Kong-based start-up. He was Chairman and Chief Executive Officer of New Zealand Telecom International from 1991 to 1993 and a member of the executive board of TCNZ, where he led privatization and public offerings and served as managing director of New Zealand's largest operating telephone company, Telecom Auckland Ltd. One of the subsidiaries of Telehub Communications,Telehub Network Services Corporation, filed for bankruptcy several months after Mr. Sledge resigned from Telehub. Mr. Sledge also served as president and Chief Executive Officer of Pacific Telesis International. Since November 1997, Mr. Sledge also has served on the Board of Directors of eGlobe, Inc., a voice-based applications services provider. Mr. Sledge holds a Masters of Business Administration and Batchelor of Arts degree in industrial management from Texas Technological University.

     Ronald E. Spears has served as one of our Directors since March 2000 and has served as a member of the audit committee since April 2001. Throughout his 20-year career, he has managed telecommunications and professional service start-ups, as well as established long distance powerhouses. Since June 2000, Mr. Spears has led the formulation and implementation of corporate-wide development related to strategic planning, marketing and communications, business alliances as Vaultus', formerly MobileLogic, President and Chief Executive Officer. Mr. Spears joined Vaultus after serving as the President and Chief Executive Officer of CMGI Solutions, an enterprise focused Internet solutions provider from April 1999 to May 2000. Before joining CMGI Solutions, Mr. Spears served as president and COO of e.spire Communications, one of the nation's fastest growing integrated communications providers, from February 1998 to April 1999 where he managed day-to-day business operations and saw significant growth in revenue and market share. From June 1995 to January 1998 he was corporate vice president at Citizens Utilities, managing that company's independent telephone company operations in 13 states. He also served as President of MCI WorldCom, Inc.'s Midwest Division from 1984 to 1990. A pioneer of the competitive long distance industry, Mr. Spears began his career in telecommunications as a manager of AT&T Longlines in 1978, following eight years as an officer in the U.S. Army. He is a graduate of the United Military Academy at West Point and also holds a Master's Degree in Public Service from Western Kentucky University.

     Steven W. Town has served as one of our Directors since October 2000 and has served as a member of the compensation committee since April 2001. Mr. Town currently serves as Co-Chief Executive Officer of the Amerex Natural Gas, Amerex Power and Amerex Bandwidth, Ltd. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. During Mr. Town's tenure as Co-Chief Executive Officer, the Amerex companies have become the leading brokerage organizations in their respective industries. Amerex currently provides energy, power and bandwidth brokerage services to many of the energy companies. Mr. Town is a graduate of Oklahoma State University.

     There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

     The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference to the Company's definitive 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The information is incorporated by reference to the Company's definitive 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information is incorporated by reference to the Company's definitive 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information is incorporated by reference to the Company's definitive 2002 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The information required by this item is included in Item 8 of Part II of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules

          The required schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

     3.   Exhibits

          The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     Form 8-K (item 5 reported) filed on November 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RATEXCHANGE CORPORATION


March 28, 2002                 By: /s/ D. JONATHAN MERRIMAN
                                   ---------------------------------------------
                               D. Jonathan Merriman,
                               Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----

/s/ D. JONATHAN MERRIMAN         Chairman of the Board and        March 28, 2002
--------------------------       Chief Executive Officer
    D. Jonathan Merriman

/s/ GREGORY CURHAN               Chief Financial Officer          March 28, 2002
--------------------------
    Gregory Curhan

/s/ PATRICK ARBOR                Director                         March 28, 2002
--------------------------
    Patrick Arbor

    DEAN BARR                    Director                         March 28, 2002
--------------------------
    Dean Barr

    E. RUSSELL BRAZIEL           Director                         March 28, 2002
--------------------------
    E. Russell Braziel

    JOHN MCCONNAGHY, JR.         Director                         March 28, 2002
--------------------------
    John E. McConnaghy, Jr.

/s/ DONALD SLEDGE                Director                         March 28, 2002
--------------------------
    Donald Sledge

/s/ RONALD SPEARS                Director                         March 28, 2002
--------------------------
    Ronald Spears

/s/ STEVEN TOWN                  Director                         March 28, 2002
--------------------------
    Steven Town

                                  EXHIBIT INDEX

 Exhibit
   No.                                   Description
 -------                                 -----------

   2.1 Acquisition agreement between Ratexchange and Xpit.com Inc., date March 12, 2001.

   3.1 Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-37004)).

   3.3           Amended  and  Restated  Bylaws,  as amended.  (incorporated  by
                 reference  to  Exhibit  10.3  to   Ratexchange's   Registration
                 Statement on Form S-1 (Reg. No. 333-53316)).

   4.1 Form of Convertible Subordinated Note related to Ratexchange private financing, dated November 26, 2001.

   4.2           Form of Class A Redeemable  Warrant to Purchase Common Stock of
                 Ratexchange   related  to   Ratexchange   Corporation   private
                 financing, dated November 26, 2001.

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

  10.3+ Form of Severance Agreement between Ratexchange and Edward Mooney (incorporated herein by reference to Exhibit 10.5 to Ratexchange's Registration Statement on Form S-1 (Reg.No.333-53316)).

  10.4+ Employment Agreement between Ratexchange and Douglas Cole dated April 1, 1999 (incorporated herein by reference to Exhibit 10.6 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.5+ Form of Severance Agreement between Ratexchange and Douglas Cole (incorporated herein by reference to Exhibit 10.7 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.6+          Employment  Agreement between Ratexchange I, Inc. and Donald H.
                 Sledge dated September 15, 1999 (incorporated herein by reference to Exhibit 10.8 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.7+ Amendment No. 1 to Employment Agreement of Donald H. Sledge dated October 5, 2000 (incorporated herein by reference to Exhibit 10.9 to Ratexchange's Registration Statementon Form S-1 (Reg.No.333-53316)).

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

  10.10+ Employment Agreement between Ratexchange and Paul Wescott dated July 5,2000 (incorporated herein by reference to Exhibit 10.12 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.11+ Separation Agreement between Ratexchange and Paul Wescott dated August 28, 2000 (incorporated herein by reference to Exhibit
                 10.13 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.12+ Employment Agreement between Ratexchange and Philip Rice dated February 29, 2000 (incorporated herein by reference to Exhibit
                 10.14 to Ratexchange's Registration Statement on Form S-1 (Reg.No.333-53316)).

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

  10.15+         1999 Stock  Option Plan  (incorporated  herein by  reference to
                 Exhibit 4.1 to Ratexchange's Registration Statement on Form S-8 (Reg. No.333-43776)).

  10.16+ Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between Ratexchange and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to Ratexchange's Registration Statement on Forms S-8 (Reg. No. 333-43776)).

  10.17+ Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to Ratexchange's Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.18+         2000 Stock Option and Incentive Plan, as amended  (incorporated
                 herein  by   reference  to  Exhibit   10.20  to   Ratexchange's
                 Registration Statement on Form S-1 (Reg. No. 333-53316)).

  10.19 Advisory Agreement between Ratexchange and Maroon Bells Capital Partners, Inc. dated December 15, 1998 (incorporated by reference to Exhibit 10.12 to Ratexchange's Form 10-K/A for the year ended December 31, 1999).

  10.20 Promissory Note of Theodore Swindells dated March 30, 1999(incorporated by reference to Exhibit 10.13 to
                 Ratexchange's  Form  10-K/A  for the year  ended  December  31,
                 1999).

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

  10.24* Agreement between Ratexchange and Amerex Bandwidth, Ltd. dated September 17, 2000, including Warrants (incorporated by reference to Ratexchange's Form 10K for the year ended December 31, 2000).

  10.25 Multi Site Colocation Commitment Agreement by and between Ratexchange and COLO.com dated February 17, 2000 (incorporated by reference to Ratexchange's Form 10K for the year ended December 31, 2000).

  10.26 Co-location License by and between Ratexchange and Switch & Data Facilities Company dated March 1, 2000 (incorporated by reference to Ratexchange's Form 10K for the year ended December 31, 2000).

  10.27 Facilities Management Agreement between Ratexchange and Telecity UK Limited dated July 11, 2000 (incorporated by reference to Exhibit 10.2 to Ratexchange's Form 10-Q for the quarter ended September 30, 2000).

  10.28 Master Agreement between Ratexchange and Science Applications International Corporation dated February 2, 2000 (incorporated by reference to Ratexchange's Form 10K for the year ended December 31, 2000).

  10.29 Agreement between Ratexchange and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to Ratexchange's Form 10-Q for the quarter ended June 30, 2001).

  10.30+ Offer of Employment Agreement between Ratexchange Corporation and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference.

  10.31 Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction.

  10.32 Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001.

  10.33 Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit
                 10.23 to Form 10K for the year ended December 31, 2000.

  10.34+ Employment Agreement between Ratexchange and Gregory S. Curhan, dated January 9, 2002.

  10.35+         Employment Agreement between Ratexchange Corporation and Robert
                 E. Ford, dated January 1, 2002.

  10.36 Lease Termination and Settlement Agreement by and between Ratexchange and PWREF/MCC-China Basin, LLC, dated February 25, 2001.

  10.37 Stock Purchase Agreement by and among Ratexchange and Instream Securities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001.

  10.38 Asset Purchase Agreement by and among Xpit Acquisition, LLC, CQG, Inc., Xpit Corporation, Ratexchange and certain Related Parties, dated October 24, 2001.

  21.1           List of Subsidiaries of Ratexchange.

  22.1 Ratexchange Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, for the stockholders' meeting held on May 31, 2001 in San Francisco, California.

  99.1           Letter to Commission pursuant to Temporary Note 3T, dated March
                 28, 2002.

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