Form 10-Q
period 2002-03-31
RATEXCHANGE CORP
filed 2002-05-01
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Transition Period from __________________ to ___________________

                         Commission File Number 1-15831

                                 ---------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_      No___

    As of April 30, 2002, 20,732,379 shares of the registrant's common stock, $0.0001 par value, were outstanding.

                             Ratexchange Corporation
                                    Form 10-Q
                    For the Three Months Ended March 31, 2002

PART I  FINANCIAL INFORMATION                                                                            Page No.
                                                                                                         --------
        ITEM 1. Financial Statements (unaudited)

              Condensed Consolidated Statements of Operations for the three months ended
                March 31, 2002 and 2001................................................................       2

              Condensed Consolidated Statements of Financial Condition as of
                March 31, 2002 and December 31, 2001...................................................       3

              Condensed Consolidated Statements of Cash Flows for the three months ended
                March 31, 2002 and 2001................................................................       4

              Notes to Condensed Consolidated Financial Statements.....................................       5

        ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..       8

        ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.............................      17

PART II OTHER INFORMATION

        ITEM 1. Legal Proceedings......................................................................      18

        ITEM 6. Exhibits and Reports on Form 8-K.......................................................      18

        Signatures.....................................................................................      19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

                             RATEXCHANGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Three Months Ended March 31,
                                                                -------------------------------
                                                                    2002               2001
                                                                ------------       ------------
Revenue:
     Commissions .........................................      $    522,585       $     35,328
     Principal transactions ..............................            18,608                 --
     Investment banking ..................................            25,673                 --
     Other ...............................................            25,527              4,500
                                                                ------------       ------------
          Total revenue ..................................           592,393             39,828
                                                                ------------       ------------

Operating expenses:
   Compensation and benefits (inclusive of non-cash
      expenses of $349,280 in 2002 and $1,544,574 in 2001)         1,204,075          2,864,699
   Brokerage and clearing fees ...........................           157,542                 --
   Professional services .................................           140,119            234,302
   Occupancy and equipment ...............................            80,423          2,104,895
   Communications and technology .........................            31,284            117,921
   Depreciation and amortization .........................            99,094            395,994
   Other .................................................           179,785          1,869,099
                                                                ------------       ------------
      Total operating expenses ...........................         1,892,322          7,586,910
                                                                ------------       ------------
Operating loss ...........................................        (1,299,929)        (7,547,082)
Interest income ..........................................            15,496            150,277
Interest expense .........................................          (363,772)                --
Other expense ............................................                --           (544,274)
                                                                ------------       ------------
Loss from continuing operations ..........................        (1,648,205)        (7,941,079)
Income from discontinued operations ......................            32,641            300,000
                                                                ------------       ------------
Net loss .................................................      $ (1,615,564)      $ (7,641,079)
                                                                ============       ============

Basic and diluted net loss per share .....................      $      (0.09)      $      (0.43)
                                                                ============       ============

Weighted average number of common shares .................        18,367,137         17,783,000

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                             RATEXCHANGE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                       March 31,        December 31,
                                                                                         2002               2001
                                                                                    -------------      -------------
                                     ASSETS
Cash and cash equivalents.........................................................   $  3,348,150       $  4,358,091
Short-term investments............................................................        103,200                 --
Due from clearing broker..........................................................        443,819                 --
Accounts receivable...............................................................         37,500                 --
Notes receivable..................................................................          8,530              6,197
Equipment and fixtures, net.......................................................        575,524            674,618
Debt issuance costs...............................................................        663,904            658,434
Prepaid expenses and other assets.................................................        182,976            205,853
Assets of discontinued operations.................................................        785,227          1,603,588
                                                                                     ------------       ------------
      Total assets................................................................   $  6,148,830       $  7,506,781
                                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable..................................................................   $    487,458       $    401,505
Commissions payable...............................................................        213,677                 --
Accrued liabilities...............................................................      1,239,656          1,164,866
Due to clearing and other brokers.................................................         97,466                 --
Deferred revenue..................................................................         19,467                 --
Convertible notes payable, net....................................................      8,242,687          8,141,704
Liabilities of discontinued operations............................................        519,436          1,240,439
                                                                                     ------------       ------------
     Total liabilities............................................................     10,819,847         10,948,514
                                                                                     ------------       ------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.0001 par value;  60,000,000 shares authorized;  2,000,000 shares issued and outstanding as of March 31, 2002 and December
     31, 2001; aggregate liquidation preference of $5,847,417.....................            200                200
   Common stock, $0.0001 par value; 300,000,000 shares authorized;
     18,412,379 and 18,328,204 shares issued and outstanding
     as of March 31, 2002 and December 31, 2001, respectively.....................          1,841              1,833
   Additional paid-in capital.....................................................     84,755,647         84,516,375
   Accumulated deficit............................................................    (89,428,705)       (87,730,641)
   Deferred compensation..........................................................             --           (229,500)
                                                                                    -------------      -------------
     Total stockholders' deficit..................................................     (4,671,017)        (3,441,733)
                                                                                    -------------      -------------
       Total liabilities and stockholders' deficit................................   $  6,148,830       $  7,506,781
                                                                                     ============       ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             RATEXCHANGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           2002              2001
                                                                      --------------      -----------
Cash flows from operating activities:
 Net loss........................................................      $ (1,615,564)      $(7,641,079)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization................................            99,094           395,994
    Common stock issued for services.............................            17,338                --
    Stock options and warrants granted to service providers and
      strategic partners.........................................                --           254,559
    Amortization of stock options granted to employees,
       directors and consultants.................................            36,458           724,140
    Stock options modified for terminated employees..............                --           565,875
    Amortization of deferred compensation........................           295,484                --
    Write-down of minority equity investment.....................                --           544,274
    Amortization of discounts on convertible notes payable.......           100,983                --
    Amortization of debt issuance costs..........................            17,030                --
    Loss on trading securities...................................            11,486                --
    Common stock received for advisory services..................            (1,400)               --
    Changes in operating assets and liabilities:
      Assets and liabilities of discontinued operations..........            97,358                --
      Due from clearing broker...................................          (443,819)               --
      Receivables................................................           (39,833)          108,216
      Prepaid expenses and other assets..........................            22,877            26,325
      Accounts payable and accrued liabilities...................           197,743                --
      Commissions payable........................................           213,677                --
      Due to clearing and other brokers..........................            97,466          (586,536)
      Deferred revenue...........................................            16,667                --
                                                                       ------------       -----------
          Net cash used in operating activities..................          (876,955)       (5,608,232)
Cash flows from investing activities:
    Purchase of equipment and fixtures...........................                --          (542,900)
    Purchase of short-term investments...........................          (202,855)               --
    Proceeds from sale of short-term investments.................            92,369         4,638,408
                                                                       ------------       -----------
          Net cash (used in) provided by investing activities....          (110,486)        4,095,508
Cash flows from financing activities:
    Debt issuance costs..........................................           (22,500)               --
                                                                       ------------       -----------
         Net cash used in financing activities...................           (22,500)               --
                                                                       -------------      -----------
Decrease in cash and cash equivalents............................        (1,009,941)       (1,512,724)
Cash and cash equivalents at beginning of period.................         4,358,091         2,115,152
                                                                       ------------       -----------
Cash and cash equivalents at end of period.......................      $  3,348,150       $   602,428
                                                                       ============       ===========

Supplementary disclosure of cash flow information:
   Cash paid during the year:
      Interest...................................................      $    141,167       $        --
      Income taxes...............................................      $         --       $        --
   Non-cash investing and financing activities:
      Preferred stock dividends..................................      $     82,500       $        --
      Common stock issued to settle accrued liabilities..........      $     37,000       $        --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             RATEXCHANGE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Significant Accounting Policies

Interim Financial Statements

     The  interim   financial   statements   included   herein  for  Ratexchange
Corporation (the Company or Ratexchange) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's December 31, 2001 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

     The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require Ratexchange to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, investments, stock-based compensation, income taxes, and contingencies and litigation. Ratexchange bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     The Company recognizes brokerage revenue once the trade is consummated and the earnings process is complete. Fees for investment banking advisory services and consulting assignments are recognized when services for the transactions are substantially completed under the terms of the engagement, fees from such services are fixed or determinable, and their collection is probable. Transaction-related expenses are deferred and recognized at the time the related revenues are recognized. Expense reimbursements related to advisory activities are recorded as a reduction of related non-compensation expenses.

    Ratexchange maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Ratexchange utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants granted to non-employees. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because the Company's stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock options and warrants.

                             RATEXCHANGE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

     Ratexchange has concluded that it is more likely than not that its deferred tax assets as of March 31, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it would be able to realize all or part of its deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded in the period such determination is made.

Newly Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. Management does not believe the adoption of this Standard will have a material effect on the Company's financial position or results of operations.

Reclassification

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2.  Net Loss per Share

     Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and warrants outstanding to purchase 20,925,746 and 15,516,781 shares of common stock as of March 31, 2002 and 2001, respectively, and 2,000,000 shares of convertible preferred stock at March 31, 2002 were not included in computing diluted loss per share because their effects were anti-dilutive.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                     2002                2001
                                                                     ----                ----
    Net loss...........................................         $  (1,615,564)      $  (7,641,079)
    Preferred stock dividends..........................               (82,500)                 --
                                                                -------------       -------------
    Net loss available to common stockholders..........            (1,698,064)         (7,641,079)
    Weighted-average number of common shares...........            18,367,137          17,783,000
                                                                -------------       -------------
    Basic and diluted net loss per common share........         $      (0.09)       $      (0.43)
                                                                =============       =============

3.  Comprehensive Loss

     Comprehensive loss includes the net loss reported on the consolidated statements of operations and changes in the fair value of investments classified as available for sale.

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                     2002                2001
                                                                     ----                ----
    Net loss...........................................         $  (1,615,564)      $  (7,641,079)
    Change in unrealized loss on securities............                    --               1,050
                                                                -------------       -------------
    Comprehensive loss.................................         $  (1,615,564)      $  (7,640,029)
                                                                =============       =============

                             RATEXCHANGE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

4.  Discontinued Operations

     In 2001, the Company formed RMG Partners Corporation (RMG) as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, has the right to purchase the Company's interest in RMG for $300,000 commencing in April 2002. In February 2002, the Company received notice from BL Partners, LLC that it intended to exercise its right to purchase RMG in April 2002 in accordance with the terms of the agreement.

     RMG represents a component of the Company's business. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the balances pertaining to RMG on its condensed consolidated financial statements to reflect the expected disposition of this subsidiary. The revenues, expenses, assets and liabilities, and cash flows of these operations have been segregated in the Company's condensed consolidated statements of financial condition, condensed consolidated statements of operations, and condensed consolidated statements of cash flows for all periods presented and have been separately reported as "discontinued operations."

     The Company reported $33,000 and $300,000 as income from discontinued operations, or $0.00 and $0.02 per common share, for the three months ended March 31, 2002 and 2001, respectively. The income from discontinued operations is comprised of revenue and expenses of $730,000 and $697,000 during the three months ended March 31, 2002 and $300,000 and $0 during the three months ended March 31, 2001, respectively.

     The major classes of assets and liabilities of discontinued operations as of March 31, 2002 and December 31, 2001 are as follows:

                                                  March 31,         December 31,
                                                    2002                2001
                                                    ----                ----
    Assets:
         Cash and cash equivalents.......      $     676,202       $   1,448,634
         Investments.....................                 --             125,000
         Other...........................            109,025              29,954
                                               -------------       -------------
              Total......................      $     785,227       $   1,603,588
                                               =============       =============

    Liabilities:
         Accrued liabilities.............      $     505,349       $   1,166,973
         Other...........................             14,087              73,466
                                               -------------       -------------
              Total......................      $     519,436       $   1,240,439
                                               =============       =============

5.  Regulatory Requirements

     The Company's broker-dealer subsidiaries, RTX Securities Corporation (RTX Securities) and RMG, are subject to Rule 15c3-1 of the Securities and Exchange Commission, which specify uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2002, RTX Securities had regulatory net capital, as defined, of $666,688, which exceeded the amount required by $620,519. As of March 31, 2002, RMG had regulatory net capital, as defined, of $177,442, which exceeded the amount required by $114,825. RTX Securities and RMG do not carry customer accounts, nor do they hold customer securities or cash. Both broker-dealers are exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934.

6.  Subsequent Event

     On April 9, 2002, BL Partners, LLC exercised its right to purchase RMG for $300,000 in accordance with the terms of its agreement. The Chairman of RMG obtained control over 1,149,876 shares of Ratexchange common stock by attaining certain revenue goals set forth in the agreement. These shares of common stock were not issued or outstanding as of March 31, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. Ratexchange has set forth in its Form 10-K Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," as filed with the Securities and Exchange Commission on March 28, 2002, a detailed statement of risks and uncertainties relating to the Company's business. In addition, set forth below under the heading "Risk Factors" is a further discussion of certain of those risks as they relate to the period covered by this report, the Company's near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in the Company's common stock.

Overview

     Ratexchange is an innovative brokerage services firm that combines our expertise in bandwidth and other emerging commodity markets with securities brokerage and investment banking activities. RTX Securities, a wholly-owned subsidiary, is a NASD licensed, fully disclosed broker-dealer offering sales and trading services to institutions and private clients, as well as advisory and investment banking services to our corporate clients. Through our emerging commodities division, we are developing channels to maximize profits by providing valuable and marketable information to RTX Securities.

     Ratexchange recognizes revenue from brokerage and investment banking activities through RTX Securities and to a lesser extent from consulting and information services through our emerging commodities division. We get paid for our investment banking and brokerage services in the form of commissions, transaction fees, merger and acquisition advisory fees and capital markets services fees. We believe that our consulting and information services will begin to generate revenues in the form of subscription fees, transaction fees, professional services fees and management fees.

     In 2001, we formed RMG Partners Corporation as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, has the right to purchase our interest in RMG for $300,000 commencing in April 2002. In February 2002, we received notice from BL Partners, LLC that it intended to exercise its right to purchase RMG in April 2002 in accordance with the terms of the agreement. On April 9, 2002, BL Partners, LLC exercised its right to purchase RMG for $300,000. The Chairman of RMG obtained control over 1,149,876 shares of Ratexchange common stock by attaining certain revenue goals set forth in the agreement. These shares of common stock were not issued or outstanding as of March 31, 2002.

Critical Accounting Policies and Estimates

     The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require Ratexchange to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize brokerage revenue once the trade is consummated and the earnings process is complete. Fees for investment banking advisory services and consulting assignments are recognized when services for the transactions are substantially completed under the terms of the engagement, fees from such services are fixed or determinable, and their collection is probable. Transaction-related expenses are deferred and recognized at the time the related revenues are recognized. Expense reimbursements related to advisory activities are recorded as a reduction of related non-compensation expenses.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We utilize the Black-Scholes option pricing model to estimate the fair value of stock options and warrants granted to non-employees. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options and warrants.

     We have concluded that it is more likely than not that its deferred tax assets as of March 31, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we would be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset would be recorded in the period such determination was made.

Results of Operations

Overview

     The results of our continuing operations for the three months ended March 31, 2002 and 2001 exclude the revenue and expenses attributed to RMG. The results of operations related to RMG have been separately reported as discontinued operations. Additionally, the Company's overall level of expenditures decreased in 2002 as compared to 2001 as we shifted our strategy during 2001 away from the hardware-intensive facilitation of brokering telecommunications bandwidth through our own network hubs to operating a securities broker-dealer and aggregating price and market data related to bandwidth and other emerging commodities for sale to third parties.

Revenue

     Revenue from continuing operations was $592,000 and $40,000 during the three months ended March 31, 2002 and 2001, respectively. The increase in revenue of approximately $552,000, or 1,380%, from 2001 to 2002 was due primarily to an increase in our securities broker-dealer revenue of $567,000, offset by a decrease in emerging commodity brokerage revenue of $35,000. During the three months ended March 31, 2002, one customer accounted for 32% of our revenue from continuing operations, while no single customer accounted for more than 10% of our revenue from continuing operations during the three months ended March 31, 2001.

Compensation and Benefits

     Compensation and benefits were $1,204,000 and $2,865,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $1,661,000, or 58%, from 2001 to 2002 was due to a decrease in non-cash stock-based compensation of $1,195,000 and a decrease in headcount from 35 in March 2001 to 19 in March 2002, partially offset by higher broker commissions.

Brokerage and Clearing Fees

     RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. We did not incur these expenses during the three months ended March 31, 2001 since RTX Securities was formed in December 2001.

Professional Services

     Professional services expenses were $140,000 and $234,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $94,000, or 40%, from 2001 to 2002 was primarily attributed to lower legal fees. Legal costs during 2001 resulted in part from the preparation of our registration statement in connection with an uncompleted secondary equity offering.

Occupancy and Equipment

     Occupancy and equipment expenses were $80,000 and $2,105,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $2,025,000, or 96%, from 2001 to 2002 was the result of costs related to the transporting telecommunications bandwidth through our own network hubs during 2001. Occupancy and equipment expenses incurred in 2001 included $1,073,000 for co-location costs, $459,000 for equipment rental, $293,000 for equipment expense, and $190,000 for development of our electronic trading system.

Communications and Technology

     Communications and technology expenses were $31,000 and $118,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $87,000, or 74%, from 2001 to 2002 was due to $47,000 of accounting software licenses fees in 2001 that were not incurred in 2002 and lower telephone charges.

Depreciation and Amortization

     Depreciation and amortization costs were $99,000 and $396,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $297,000, or 75%, from 2001 to 2002 was due mostly to depreciation expense recorded in 2001 for certain software assets that were disposed of in late 2001.

Other Operating Expenses

     Other operating expenses were $180,000 and $1,869,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $1,689,000, or 90% from 2001 to 2002 was primarily attributed to $1,017,000 for outside services, $272,000 for travel costs, $124,000 for marketing expenses and $105,000 for property taxes.

Interest Income

     Interest income was $15,000 and $150,000 during the three months ended March 31, 2002 and 2001, respectively. The decrease of approximately $135,000, or 90%, from 2001 to 2002 was due to a lower average balance of interest earning assets, which was significantly lower during the three months ended March 31, 2002 as compared to the similar period in 2001.

Interest Expense

     Interest expense was $364,000 and $0 during the three months ended March 31, 2002 and 2001, respectively. The 2002 amount consisted of $246,000 and $118,000 for interest expense and amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001, respectively.

Other Expense

     In 1998, we began negotiations to acquire a third party. The acquisition never closed and negotiations were terminated in 1999. We advanced funds to the potential investee during the negotiation period which the third party agreed to repay. In lieu of cash, we received common stock of the privately-held company in our settlement with the third party. During the three months ended March 31, 2001, we sold a portion of the common stock for a realized loss of $544,000.

Income from Discontinued Operations

     Income from discontinued operations was $33,000 and $300,000 during the three months ended March 31, 2002 and 2001, respectively. Income from discontinued operations is comprised of revenue and expenses of $730,000 and $697,000 during the three months ended March 31, 2002 and $300,000 and $0 during the three months ended March 31, 2001, respectively. The discontinued operations were sold in April 2002.

Liquidity and Capital Resources

     As of March 31, 2002, our principal source of liquidity was our cash and cash equivalents, amounting to $3.3 million.

     Cash used in our operating activities during the three months ended 2002 and 2001 was $877,000 and $5,608,000, respectively. Cash used in our operations in 2002 was primarily attributable to a net loss adjusted for non-cash charges related to stock-based compensation, amortization of discounts on convertible notes payable, amortization of debt issuance costs, depreciation and
amortization,   loss  on  securities   and  changes  in  operating   assets  and
liabilities.

     Cash used in our investing activities during the three months ended March 31, 2002 was $110,000, while cash provided by our investing activities during the three months ended March 31, 2001 was $4,096,000. Investment activities include the purchase of short-term investments of $203,000 in 2002, proceeds from the sale of short-term investments of $92,000 in 2002 and $4,638,000 in 2001 and purchase of property and equipment of $543,000 in 2001.

     Cash used in our financing activities during the three months ended March 31, 2002 and 2001 was $23,000 and $0, respectively. Financing activities consist of additional debt issuance costs paid in 2002 related to our issuance of convertible notes payable during the fourth quarter of 2001.

     We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the end of the first quarter 2003. However, we have been unprofitable since inception, have incurred net losses in each year and, to date, we have generated only limited revenues. Furthermore, our funding of working capital and current and future operating losses may require additional capital investment. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

Adjusted Results of Operations

    The table below sets forth adjusted net loss and adjusted net loss per share data to assist readers in understanding our cash-based operating results. These adjustments are not in accordance with, or an alternative to, accounting principles generally accepted in the United States and may be different for the presentation of financial information provided by other companies.

                                              Three Months Ended March 31,
                                              ----------------------------
                                                    2002           2001
                                                    ----           ----

Net loss..............................        $ (1,615,564)   $ (7,641,079)
Adjustments:
     Stock-based compensation.........             349,280       1,544,574
     Depreciation and amortization....              99,094         395,994
     Loss on write-down of security...                  --         544,274
     Interest expense (non-cash)......             118,013              --
                                              ------------    ------------
Adjusted net loss.....................        $ (1,049,177)   $ (5,156,237)
                                              ============    ============
Basic and diluted adjusted net
     loss per common share............        $      (0.06)   $      (0.29)
                                              ============    ============
Weighted average number of
     common shares outstanding........          18,367,137      17,783,000

Risk Factors

     Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including reports we incorporate by reference, you should consider the following factors before investing in our securities.

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

     Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. This, in turn, depends, among other things, on the development of telecommunications bandwidth brokering as a viable commercial market, development of securities trading and investment banking business as well as our ability to: establish, maintain and increase our client base; manage the quality of services delivered by us and third party brokers and customers supporting our trading system, securities and banking businesses; compete effectively with existing and potential competitors; further develop our business model; manage expanding operations; and attract and retain qualified personnel.

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

     We have incurred net losses and generated only nominal revenues from operations since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $1,616,000 and $7,641,000 during the three months ended March 31, 2002 and 2001, respectively, and negative cash flow from operations of $877,000 and $5,608,000 during the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, our accumulated deficit since inception was $89,429,000. We expect net losses and negative cash flow to continue, at least into the fourth quarter of 2002. We may never achieve profitability and even if we do, we may not sustain or increase it on a quarterly or annual basis in the future. If we are unable to achieve or sustain profitability, we may be unable to continue our operations.

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

Forward-Looking Statements

     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading "Risk Factors" above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Our long term debt obligations bear interest at a fixed rate. Accordingly, an immediate 10% increase or decrease in current interest rates would not have an impact on our interest expense or cash flows. The fair market value of our long term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We would not expect an immediate 10% increase or decrease in current interest rates to have a material impact on the fair market value of our long term debt obligations.

Foreign Currency Risk

     We do not have any foreign currency denominated assets or liabilities or purchase commitments and have not entered into any foreign currency contracts. Accordingly, we are not exposed to fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Martin v. Ratexchange - On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against Ratexchange Corporation in the United States District Court for the Western District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of Ratexchange Corporation. In December of 1998, Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin's employment. The complaint asks for damages of approximately $150,000. Mr. Martin had filed suit previously in a Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin has now revived his claim against Ratexchange. The matter is being defended by Ratexchange and is in the preliminary stages of litigation. We have recorded the estimated loss exposure in the consolidated balance sheet as of March 31, 2002.

     Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibit      Description
     -------      -----------
     10.39        Stock Purchase Agreement between Ratexchange and BL Partners,
                  LLC, dated April 9,  2002.

     10.40 Assignment and Bill of Sale between Ratexchange and Forsythe-McArthur & Associates, Inc.

     10.41 Equipment Purchase Agreement between Ratexchange and Enavis Networks, Inc., dated April 8, 2002.

(b)  Reports on Form 8-K

     Form 8-KA (Item 4 reported) filed on April 15, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RATEXCHANGE CORPORATION


    April 30, 2002                  By: /s/ D. JONATHAN MERRIMAN
                                    ----------------------------
                                    D. Jonathan Merriman,
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Duly Authorized Officer)


    April 30, 2002                  By: /s/ GREGORY S. CURHAN
                                    -------------------------
                                    Gregory S. Curhan
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)