Form 10-Q
period 2002-06-30
RATEXCHANGE CORP
filed 2002-07-30
CIK 826683

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from __________________ to ___________________

                         Commission File Number 1-15831

                                 ---------------

                             RATEXCHANGE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 11-2936371
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

      100 Pine Street, Suite 500
       San Francisco, California                           94111
Address of Principal Executive Offices)                  (Zip Code)


                                 (415) 274-5650
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 30, 2002, 20,875,859 shares of the registrant's common stock, $0.0001 par value, were outstanding.

================================================================================

                             Ratexchange Corporation
                                    Form 10-Q
                    For the Three Months Ended June 30, 2002

                                                                                                                     Page No.
                                                                                                                     --------
PART I       FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

             Condensed Consolidated Statements of Operations for the three months and
               six months ended June 30, 2002 and 2001......................................................            2

             Condensed Consolidated Statements of Financial Condition as of
               June 30, 2002 and December 31, 2001..........................................................            3

             Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2002 and 2001.................................................................            4

             Notes to Condensed Consolidated Financial Statements...........................................            5

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..........            7

     ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.....................................           20

PART II      OTHER INFORMATION

     ITEM 1. Legal Proceedings..............................................................................           21

     ITEM 6. Exhibits and Reports on Form 8-K...............................................................           21

     Signatures.............................................................................................           22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)


                             RATEXCHANGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended            Six Months Ended
                                                    ---------------------------   ---------------------------
                                                       June 30,      June 30,       June 30,       June 30,
                                                        2002           2001           2002           2001
                                                    ------------   ------------   ------------   ------------
Revenue:
     Commissions .................................  $  1,678,516   $     59,066   $  2,201,101   $     94,394
     Principal transactions ......................       106,168           --          124,776           --
     Investment banking ..........................       220,743           --          246,416           --
     Other .......................................         3,300         11,450         28,827         15,950
                                                    ------------   ------------   ------------   ------------
          Total revenue ..........................     2,008,727         70,516      2,601,120        110,344
                                                    ------------   ------------   ------------   ------------

Operating expenses:
   Compensation and benefits
       (inclusive of non-cash expenses of
       $97,250, $990,939, $446,530 and $2,535,513)     1,478,743      2,534,645      2,682,818      5,399,344
   Brokerage and clearing fees ...................       238,030           --          395,572           --
   Professional services .........................       129,917        515,507        270,036        749,809
   Occupancy and equipment .......................        44,797      1,679,407        125,220      3,784,302
   Communications and technology .................        57,008         65,793         88,292        183,714
   Depreciation and amortization .................       100,281        458,803        199,375        854,797
   Other .........................................       358,180        431,347        537,965      2,300,446
                                                    ------------   ------------   ------------   ------------
      Total operating expenses ...................     2,406,956      5,685,502      4,299,278     13,272,412
                                                    ------------   ------------   ------------   ------------
Operating loss ...................................      (398,229)    (5,614,986)    (1,698,158)   (13,162,068)
Interest income ..................................        12,221        121,893         27,717        272,170
Interest expense .................................      (363,848)       (11,512)      (727,620)       (11,512)
Other expense ....................................          --         (199,923)          --         (744,197)
                                                    ------------   ------------   ------------   ------------
Loss from continuing operations ..................      (749,856)    (5,704,528)    (2,398,061)   (13,645,607)
Income from discontinued operations ..............          --           29,360         32,641        329,360
                                                    ------------   ------------   ------------   ------------
Net loss .........................................  $   (749,856)  $ (5,675,168)  $ (2,365,420)  $(13,316,247)
                                                    ============   ============   ============   ============

Basic and diluted net loss per share .............  $      (0.04)  $      (0.32)  $      (0.12)  $      (0.75)
                                                    ============   ============   ============   ============

Weighted average number of common shares .........    20,292,922     17,783,000     20,111,950     17,783,000

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             RATEXCHANGE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                            June 30,    December 31,
                                                                             2002           2001
                                                                         ------------   ------------
                                     ASSETS
Cash and cash equivalents .............................................  $  3,100,689   $  4,358,091
Securities owned:
     Marketable, at fair value ........................................       232,096           --
     Not readily marketable, at estimated fair value ..................         7,150           --
Due from clearing broker ..............................................       726,540           --
Accounts receivable, net ..............................................        67,500           --
Equipment and fixtures, net ...........................................       478,352        674,618
Debt issuance costs ...................................................       646,874        658,434
Prepaid expenses and other assets .....................................       150,832        212,050
Assets of discontinued operations .....................................          --        1,603,588
                                                                         ------------   ------------
      Total assets ....................................................  $  5,410,033   $  7,506,781
                                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable ......................................................  $    551,519   $    401,505
Commissions payable ...................................................       436,896           --
Accrued liabilities ...................................................     1,281,097      1,164,866
Due to clearing and other brokers .....................................        89,640           --
Deferred revenue ......................................................        30,833           --
Convertible notes payable, net ........................................     8,343,671      8,141,704
Liabilities of discontinued operations ................................          --        1,240,439
                                                                         ------------   ------------
     Total liabilities ................................................    10,733,656     10,948,514
                                                                         ------------   ------------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock, $0.0001 par value; 60,000,000 shares authorized;
     806,366 and 2,000,000 shares issued and outstanding as of June 30,
     2002 and December 31, 2001, respectively; aggregate liquidation
     preference of $2,618,184 as of June 30, 2002 .....................            81            200
   Common stock, $0.0001 par value; 300,000,000 shares authorized;
     20,875,859 and 18,328,204 shares issued and outstanding
     as of June 30, 2002 and December 31, 2001, respectively ..........         2,088          1,833
   Additional paid-in capital .........................................    84,906,051     84,516,375
   Accumulated deficit ................................................   (90,231,843)   (87,730,641)
   Deferred compensation ..............................................          --         (229,500)
                                                                         ------------   ------------
     Total stockholders' deficit ......................................    (5,323,623)    (3,441,733)
                                                                         ------------   ------------
       Total liabilities and stockholders' deficit ....................  $  5,410,033   $  7,506,781
                                                                         ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             RATEXCHANGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six Months Ended June 30,
                                                                       --------------------------
                                                                          2002           2001
                                                                       -----------   ------------
Cash flows from operating activities:
 Net loss ...........................................................  $(2,365,420)  $(13,316,247)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ...................................      199,375        854,797
    Common stock issued for services ................................       83,338           --
    Stock-based compensation ........................................      363,192      2,535,513
    Note payable issued in connection with employee severance .......         --          400,000
    Amortization of discounts on convertible notes payable ..........      201,967           --
    Amortization of debt issuance costs .............................       34,060           --
    (Gain) loss on securities .......................................       (7,298)       744,197
    Common stock received for advisory services .....................      (11,000)          --
    Changes in operating assets and liabilities:
      Assets and liabilities of discontinued operations .............       63,149       (464,359)
      Due from clearing broker ......................................     (726,540)          --
      Receivables ...................................................      (67,500)        52,064
      Prepaid expenses and other assets .............................       61,218         97,609
      Accounts payable and accrued liabilities ......................      303,245       (336,835)
      Commissions payable ...........................................      436,896           --
      Due to clearing and other brokers .............................       89,640           --
      Deferred revenue ..............................................       30,833           --
                                                                       -----------   ------------
          Net cash used in operating activities .....................   (1,310,845)    (9,433,261)
Cash flows from investing activities:
    Purchase of equipment and fixtures ..............................       (3,109)      (588,768)
    Purchase of short-term investments ..............................   (1,925,517)          --
    Proceeds from sale of short-term investments ....................    1,704,569     12,094,951
    Proceeds from sale of discontinued operations ...................      300,000           --
                                                                       -----------   ------------
          Net cash provided by investing activities .................       75,943     11,506,183
Cash flows from financing activities:
    Debt issuance costs .............................................      (22,500)          --
                                                                       -----------   ------------
         Net cash used in financing activities ......................      (22,500)          --
                                                                       -----------   ------------
Increase (decrease) in cash and cash equivalents ....................   (1,257,402)     2,072,922
Cash and cash equivalents at beginning of period ....................    4,358,091      2,115,152
                                                                       -----------   ------------
Cash and cash equivalents at end of period ..........................  $ 3,100,689   $  4,188,074
                                                                       ===========   ============

Supplementary disclosure of cash flow information:
   Cash paid during the period:
      Interest ......................................................  $   282,770   $       --
      Income taxes ..................................................  $     7,200   $      2,400
   Non-cash investing and financing activities:
      Preferred stock issued to purchase software assets ............  $      --     $  4,383,800
      Stock dividend accrued for preferred stock ....................  $   135,782   $     26,869
      Note issued to purchase software assets .......................  $      --     $    500,000
      Common stock issued to settle accrued liabilities .............  $    37,000   $       --

         The accompanying notes are an integral part of these condensed consolidated financial statements

                             RATEXCHANGE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  Basis of Presentation

     The interim statements included herein for Ratexchange Corporation, or Ratexchange, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the financial statements included in this report reflect all normal recurring adjustments that we consider necessary for the fair presentation of the results of operations for the interim periods covered and the financial position at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with our December 31, 2001 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

     Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2.  Net Loss per Share

     Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and warrants outstanding to purchase 21,269,316 and 16,575,079 shares of common stock as of June 30, 2002 and 2001, and 806,366 and 2,000,000 shares of convertible preferred stock at June 30, 2002 and 2001, respectively, were not included in computing diluted loss per share because their effects were anti-dilutive.

                                             Three Months Ended June 30,    Six Months Ended June 30,
                                             ---------------------------   ---------------------------
                                                 2002           2001           2002          2001
                                             ------------   ------------   ------------   ------------
Net loss ..................................  $   (749,856)  $ (5,675,168)  $ (2,365,420)  $(13,316,247)
Preferred stock dividends .................       (53,282)       (26,869)      (135,782)       (26,869)
                                             ------------   ------------   ------------   ------------
Net loss available to common stockholders .      (803,138)    (5,702,037)    (2,501,202)   (13,343,116)
Weighted-average number of common shares ..    20,292,922     17,783,000     20,111,950     17,783,000
                                             ------------   ------------   ------------   ------------
Basic and diluted net loss per common share  $      (0.04)  $      (0.32)  $      (0.12)  $      (0.75)
                                             ============   ============   ============   ============

3.  Comprehensive Loss

     Comprehensive loss includes the net loss reported on the consolidated statements of operations and changes in the fair value of investments classified as available for sale.

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                         -----------------------   --------------------------
                                            2002         2001          2002         2001
                                         ---------   -----------   -----------   ------------
Net loss ..............................  $(749,856)  $(5,675,168)  $(2,365,420)  $(13,316,247)
Change in unrealized loss on securities       --            --            --            1,050
                                         ---------   -----------   -----------   ------------
     Comprehensive loss ...............  $(749,856)  $(5,675,168)  $(2,365,420)  $(13,315,197)
                                         =========   ===========   ===========   ============

                             RATEXCHANGE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

4.  Discontinued Operations

     In 2001, we formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, had the right to purchase our interest in RMG for $300,000. In April 2002, BL Partners, LLC exercised its right to purchase RMG in accordance with the terms of the agreement.

     RMG represented a component of our business. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the balances pertaining to RMG in our condensed consolidated financial statements to reflect the disposition of this subsidiary. The revenues, expenses, assets and liabilities, and cash flows of these operations have been segregated in our condensed consolidated financial statements for all periods presented and have been separately reported as "discontinued operations."

     Income from discontinued operations is comprised of the following revenue and expenses:

                                       Three Months Ended June 30,  Six Months Ended June 30,
                                          --------------------      ------------------------
                                           2002        2001            2002          2001
                                          ------    ---------       ----------   -----------
Revenue of discontinued operations .....  $ --      $ 300,000       $  729,946    $ 600,000
Expenses of discontinued operations ....    --       (270,640)        (697,305)    (270,640)
                                          ------    ---------       ----------    ---------
     Income from discontinued operations  $ --      $  29,360       $   32,641    $ 329,360
                                          ======    =========       ==========    =========

     The major classes of assets and liabilities of discontinued operations as of December 31, 2001 are as follows:

                                                     December 31,
                                                         2001
                                                    -------------
Assets:
     Cash and cash equivalents..................... $   1,448,634
     Investments...................................       125,000
     Other.........................................        29,954
                                                    -------------
          Total.................................... $   1,603,588
                                                    =============

Liabilities:
     Accrued liabilities........................... $   1,166,973
     Other.........................................        73,466
                                                    -------------
          Total.................................... $   1,240,439
                                                    =============

5.  Equity Capital

     In April 2002, we issued 1,149,876 shares of common stock in connection with RMG achieving specified revenue milestones during the twelve months ended April 2002. We did not receive any proceeds from this transaction. Additionally, in May 2002, stockholders of our preferred stock converted 1,193,634 of their shares into common stock. We did not receive any proceeds from this transaction.

6.  Regulatory Requirements

Our broker-dealer subsidiary, RTX Securities Corporation, or RTX Securities, is subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2002, RTX Securities had regulatory net capital, as defined, of $1,007,000, which exceeded the amount required by $880,000. RTX Securities is exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. We have set forth in our Form 10-K Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors," as filed with the Securities and Exchange Commission on March 28, 2002, a detailed statement of risks and uncertainties relating to our business. In addition, set forth below under the heading "Risk Factors" is a further discussion of certain of those risks as they relate to the period covered by this report, our near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock.

Overview

     We are a brokerage services firm that combines our expertise in bandwidth and other emerging commodity markets with securities brokerage and investment banking activities. Our RTX Securities Corporation subsidiary is a NASD licensed, fully disclosed broker-dealer offering sales and trading services to institutions and private clients, as well as advisory and investment banking services to our corporate clients. Through our emerging commodities division, we are developing channels to provide valuable and marketable information to clients of RTX Securities.

     We recognize revenue from brokerage and investment banking activities through RTX Securities and, to a lesser extent, from consulting and information services through our emerging commodities division. We get paid for our investment banking and brokerage services in the form of commissions, transaction fees, capital markets services fees, and merger and acquisition advisory fees. We believe that our consulting and information services may, in the future, generate revenues in the form of subscription fees, transaction fees, professional services fees and management fees.

     In 2001, we formed RMG Partners Corporation as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, had the right to purchase our interest in RMG for $300,000. In April 2002, BL Partners, LLC exercised its right to purchase RMG in accordance with the terms of the agreement. The Chairman of RMG obtained control over 1,149,876 shares of our common stock by attaining certain revenue goals set forth in the agreement. These shares of common stock were issued to RMG in April 2002.

Critical Accounting Policies and Estimates

     The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     We recognize brokerage revenue once the trade is consummated and the earnings process is complete. Fees for investment banking advisory services and consulting assignments are recognized when services for the transactions are substantially completed under the terms of the engagement, fees from such services are fixed or determinable, and their collection is probable. Transaction-related expenses to date have been expenses as incurred.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We utilize the Black-Scholes option pricing model to estimate the fair value of stock options and warrants granted to non-employees. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Our stock options and warrants have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

     We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of our deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Results of Operations

Overview

     Our results of operations for the three and six months ended June 30, 2002 are significantly different from those of the comparable periods in 2001. We transitioned our strategy during 2001 away from the hardware-intensive facilitation of brokering telecommunications bandwidth through our own network hubs to operating a securities broker-dealer and aggregating price and market data related to bandwidth and other emerging commodities for sale to third parties. We began operating RTX Securities Corporation, a wholly-owned subsidiary, in January 2002 by offering sales and trading services to institutions and private clients, as well as, advisory and investment banking services to our corporate clients. The overall level of our expenditures has decreased as a result of this change in our business strategy.

     Additionally, the results of our continuing operations for the three months and six months ended June 30, 2002 and 2001 exclude the revenue and expenses attributed to RMG. The results of operations related to RMG have been separately reported as discontinued operations.

Three Months ended June 30, 2002 Compared to Three Months ended June 30, 2001

Revenue

     Revenue from continuing operations was $2,009,000 and $71,000 during the three months ended June 30, 2002 and 2001, respectively. The increase in revenue of approximately $1,938,000, or 2,730%, from 2001 to 2002 was attributed to our securities broker-dealer operations. Commissions for buying and selling securities on our customer's behalf amounted to $1,679,000, or 84%, of our revenue during the three months ended June 30, 2002. This represented a 221% sequential increase over the $523,000 recognized during the three months ended March 31, 2002. The higher revenue was primarily attributed to an increase in the number of active client accounts during the second quarter 2002, and first quarter brokerage activity did not begin until February 2002. Principal transaction revenue, including proprietary trading for our own account, amounted to $106,000, or 5%, of our revenue during the three months ended June 30, 2002. This represented a 471% sequential increase over the $19,000 recognized during the three months ended March 31, 2002. Investment banking revenue amounted to $221,000, or 11%, of our revenue during the three months ended June 30, 2002. This represented a 760% sequential increase over the $26,000 recognized during the three months ended March 31, 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of three initial fund raising transactions.

     Revenue from continuing operations during the three months ended June 30, 2001 consisted mostly of telecommunications bandwidth trading fees. We did not transact any of these services during 2002. During the three months ended June 30, 2002, one customer accounted for 38% of our revenue from continuing operations, while no single customer accounted for more than 10% of our revenue from continuing operations during the three months ended June 30, 2001.

Compensation and Benefits

     Compensation and benefits expense was $1,479,000 and $2,535,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $1,056,000, or 42%, from 2001 to 2002 was due to a decrease in non-cash stock-based compensation of $828,000 and a decrease in headcount from 34 in June 2001 to 26 in June 2002, partially offset by higher commissions and variable compensation. Compensation and benefits expense increased 23% sequentially from $1,204,000 during the first quarter 2002 to $1,479,000 during the second quarter 2002. The increase was due to higher headcount and commissions and variable compensation.

Brokerage and Clearing Fees

     Brokerage and clearing fees were $238,000 and $0 during the three months ended June 30, 2002 and 2001, respectively. RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. We did not incur these expenses during the three months ended June 30, 2001 since RTX Securities was formed in December 2001. Brokerage and clearing fees increased 51% sequentially from $158,000 during the first quarter 2002 to $238,000 during the second quarter 2002. The increase was directly related to the higher securities brokerage activities.

Professional Services

     Professional services expense was $130,000 and $516,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $386,000, or 75%, from 2001 to 2002 was primarily attributed to outside consulting services incurred in connection with our bandwidth trading business. Professional services expense decreased 7% sequentially from $140,000 during the first quarter 2002 to $130,000 during the second quarter 2002. The higher professional services expense in the first quarter was due primarily to consulting costs incurred in establishing the broker-dealer operations.

Occupancy and Equipment

     Occupancy and equipment expense was $45,000 and $1,679,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $1,634,000, or 97%, from 2001 to 2002 was the result of costs related to transporting telecommunications bandwidth through our own network hubs during 2001. Occupancy and equipment expense incurred in 2001 included $919,000 for equipment rental, $260,000 for hub disposal costs, $150,000 for equipment expense, $95,000 for co-location costs, $91,000 for equipment delivery costs and $90,000 for office rents. Occupancy and equipment expense decreased 44% sequentially from $80,000 during the first quarter 2002 to $45,000 during the second quarter 2002. The higher occupancy and equipment expense in the first quarter was due mostly to equipment cost incurred to support the securities brokerage activities.

Communications and Technology

     Communications and technology expense was $57,000 and $66,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $9,000, or 14%, from 2001 to 2002 was due to accounting software licenses fees in 2001 that were not incurred in 2002. Communications and technology expense increased 82% sequentially from $31,000 during the first quarter 2002 to $57,000 during the second quarter 2002. The sequential increase was due to higher telephone and data charges resulting from the securities brokerage activities.

Depreciation and Amortization

     Depreciation and amortization expense was $100,000 and $459,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $359,000, or 78%, from 2001 to 2002 was due mostly to depreciation expense recorded in 2001 for certain software assets that were disposed of in late 2001.

Depreciation and amortization expense increased 1% sequentially from $99,000 during the first quarter 2002 to $100,000 during the second quarter 2002. We purchased $3,000 of equipment during the second quarter 2002. We did not dispose of any equipment or fixtures during the second quarter 2002.

Other Operating Expenses

     Other operating expense was $358,000 and $431,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $73,000, or 17%, from 2001 to 2002 was primarily attributed to lower travel and entertainment costs. Other operating expense increased 99% sequentially from $180,000 during the first quarter 2002 to $358,000 during the second quarter 2002. The sequential increase resulted primarily from the write-down of a minority equity investment in the amount of $75,000 and higher insurance expense.

Interest Income

     Interest income was $12,000 and $122,000 during the three months ended June 30, 2002 and 2001, respectively. The decrease of approximately $110,000, or 90%, from 2001 to 2002 was due to a lower average balance of interest earning assets, which was significantly lower during the three months ended June 30, 2002 as compared to the similar period in 2001. Interest income decreased 21%
sequentially from $15,000 during the first quarter 2002 to $12,000 during the second quarter 2002. The sequential decrease was due to a lower average balance of interest earning assets.

Interest Expense

     Interest expense was $364,000 and $12,000 during the three months ended June 30, 2002 and 2001, respectively. The 2002 amount consisted of $246,000 and $118,000 for interest expense and amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001, respectively. Interest expense was unchanged from the first quarter 2002.

Other Expense

     Other expense was $0 and $200,000 during the three months ended June 30, 2002 and 2001, respectively. The 2001 amount represented the write-down of a minority equity investment.

Income from Discontinued Operations

     Income from discontinued operations was $0 and $29,000 during the three months ended June 30, 2002 and 2001, respectively. Income from discontinued operations in 2001 was comprised of revenue, expenses and interest income in the amount of $300,000, $273,000 and $2,000, respectively. The discontinued operations were sold in April 2002.

Six Months ended June 30, 2002 Compared to Six Months ended June 30, 2001

Revenue

     Revenue from continuing operations was $2,601,000 and $110,000 during the six months ended June 30, 2002 and 2001, respectively. The increase in revenue of approximately $2,491,000, or 2,265%, from 2001 to 2002 was attributed to our securities broker-dealer operations. Commissions for buying and selling securities on our customer's behalf amounted to $2,201,000, or 85%, of our revenue during the six months ended June 30, 2002. Principal transaction revenue, including proprietary trading for our own account, amounted to $125,000, or 5%, of our revenue during the six months ended June 30, 2002. Investment banking revenue amounted to $246,000, or 9%, of our revenue during the six months ended June 30, 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of three initial transactions.

     Revenue from continuing operations during the six months ended June 30, 2001 consisted mostly of telecommunications bandwidth trading fees. We did not transact any of these services during 2002. During the six months ended June 30, 2002, one customer accounted for 37% of our revenue from continuing operations, while no single customer accounted for more than 10% of our revenue from continuing operations during the six months ended June 30, 2001.

Compensation and Benefits

     Compensation and benefits expense was $2,683,000 and $5,399,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $2,716,000, or 50%, from 2001 to 2002 was due to a decrease in non-cash stock-based compensation of $2,089,000 and a decrease in headcount from 34 in June 2001 to 26 in June 2002, partially offset by higher commissions and variable compensation.

Brokerage and Clearing Fees

     Brokerage and clearing fees were $396,000 and $0 during the six months ended June 30, 2002 and 2001, respectively. RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. We did not incur these expenses during the six months ended June 30, 2001 since RTX Securities was formed in December 2001.

Professional Services

     Professional services expense was $270,000 and $750,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $480,000, or 64%, from 2001 to 2002 was primarily attributed to outside consulting services incurred in connection with our bandwidth trading business and lower legal fees. Legal costs during 2001 resulted in part from the preparation of our registration statement in connection with an uncompleted secondary equity offering.

Occupancy and Equipment

     Occupancy and equipment expense was $125,000 and $3,784,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $3,659,000, or 97%, from 2001 to 2002 was the result of costs related to the transporting telecommunications bandwidth through our own network hubs during 2001. Occupancy and equipment expense incurred in 2001 included $1,378,000 for equipment rental, $1,168,000 for co-location costs, $443,000 for equipment expense, $260,000 for hub disposal costs, $190,000 for development of our electronic trading system, $91,000 for equipment delivery costs and $90,000 for office rents. Occupancy and equipment expense incurred in 2002 consisted primarily of office rents.

Communications and Technology

     Communications and technology expense was $88,000 and $184,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $96,000, or 52%, from 2001 to 2002 was due to accounting software licenses fees in 2001 that were not incurred in 2002.

Depreciation and Amortization

     Depreciation and amortization expense was $199,000 and $855,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $656,000, or 77%, from 2001 to 2002 was due mostly to depreciation expense recorded in 2001 for certain software assets that were disposed of in late 2001.

Other Operating Expenses

     Other operating expense was $538,000 and $2,300,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $1,762,000, or 77% from 2001 to 2002 was primarily attributed to lower outside services, travel and entertainment costs, marketing expenses and property taxes.

Interest Income

     Interest income was $28,000 and $272,000 during the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $244,000, or 90%, from 2001 to 2002 was due to a lower average balance of interest earning assets, which was significantly lower during the three months ended June 30, 2002 as compared to the similar period in 2001.

Interest Expense

     Interest expense was $728,000 and $12,000 during the six months ended June 30, 2002 and 2001, respectively. The 2002 amount consisted of $492,000 and $236,000 for interest expense and amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001, respectively.

Other Expense

     Other expense was $0 and $744,000 during the six months ended June 30, 2002 and 2001, respectively. The 2001 amount represented the write-down of a minority equity investment.

Income from Discontinued Operations

     Income from discontinued operations was $33,000 and $329,000 during the six months ended June 30, 2002 and 2001, respectively. Income from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $697,000, respectively. Income from discontinued operations in 2001 was comprised of revenue, expenses and interest income in the amount of $600,000, $273,000 and $2,000, respectively. The discontinued operations were sold in April 2002.

Liquidity and Capital Resources

     As of June 30, 2002,  our  principal  source of liquidity  was our cash and
cash  equivalents  and  marketable  securities,   amounting  to  $3,101,000  and
$232,000, respectively.

     Cash used in our operating activities during the six months ended June 30, 2002 and 2001 was $1,311,000 and $9,433,000, respectively. Cash used in our operations in 2002 was primarily attributable to a net loss adjusted for non-cash charges related to stock-based compensation, amortization of discounts on convertible notes payable, amortization of debt issuance costs, depreciation and amortization, loss on securities and changes in operating assets and liabilities.

     Cash provided by our investing activities during the six months ended June 30, 2002 was $76,000, while cash provided by our investing activities during the six months ended June 30, 2001 was $11,506,000. Investment activities include the purchase of short-term investments of $1,926,000 in 2002, purchase of equipment and fixtures of $3,000 and $589,000 in 2002 and 2001, respectively, proceeds from the sale of short-term investments of $1,705,000 and $12,095,000 in 2002 and 2001, respectively, and proceeds from the sale of discontinued operations of $300,000 in 2002.

     Cash used in our financing activities during the six months ended June 30, 2002 and 2001 was $23,000 and $0, respectively. Financing activities consist of additional debt issuance costs paid in 2002 related to our issuance of convertible notes payable during the fourth quarter of 2001.

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

It is difficult to evaluate our business and prospects because we have a limited operating history in a new and rapidly changing industry.

     In December 2001 we acquired a securities broker-dealer firm and created a wholly-owned subsidiary, RTX Securities Corporation, that began actively engaging in providing securities brokerage and investment banking services in January 2002. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

     Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our securities brokerage and investment banking business, as well as our ability to:

     o   establish, maintain and increase our client base;

     o   manage  the  quality  of  services   delivered  by  us  supporting  our
         securities brokerage and investment banking business;

     o   compete effectively with existing and potential competitors;

     o   further develop our business model;

     o   manage expanding operations; and

     o   attract and retain qualified personnel.

     If we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business expectations, which makes our ability to implement successfully our business plan uncertain.

     Because we are a developing company, the factors upon which we are able to base our estimates as to the gross revenues and the number of participating clients that will be required for us to attain a positive cash flow and any additional financing that may be needed for this purpose, are unpredictable. In addition, the emerging commodities part of our business is in an industry that is new and rapidly changing. For these and other reasons, we cannot assure you that we will not require higher gross revenues, and an increased number of clients, securities brokerage and investment banking transactions, emerging commodity transactions and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses, or obtain the funds necessary to finance this development. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all. Accordingly, we can neither assure nor represent to you that our business will ever generate a positive cash flow or be profitable.

We have a history of operating losses and negative cash flow and we anticipate losses and negative cash flow to continue for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

     We have incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $30,072,000, $44,729,000 and $9,299,000 for the years ended December 31, 2001,
2000 and 1999, respectively, and negative cash flow from operations of $11,762,000, $17,161,000 and $3,070,000 in 2001, 2000 and 1999, respectively. We have incurred net losses and negative cash flows from operations of $2,365,000 and $1,311,000 for the six months ended March 31, 2002. At June 30, 2002, our accumulated deficit since inception was $90,232,000. We expect operating losses and negative cash flow to continue for the foreseeable future. We may never achieve a positive cash flow and profitability and even if we do, we may not sustain or increase them on a quarterly or annual basis in the future. If we are unable to achieve and sustain a positive cash flow and profitability, we may be unable to continue our operations.

The markets for securities brokerage and investment banking services are highly competitive. If we are not able to compete successfully against current and future competitors, our business and results of operations will be adversely affected.

     The markets for securities brokerage, investment banking and data aggregation for emerging commodities are highly competitive. Our ability to compete with other companies will depend largely upon our ability to capture market share by obtaining sufficient customers for our securities brokerage and investment banking services and participants for the RateXchange Trading System.

     Increased pressure created by any current or future competitors, or by our competitors collectively, could materially and adversely affect our business and results of operations. Increased competition may result in reduced revenue and loss of market share. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that also could materially and adversely affect our business and results of operations. We cannot assure you that we will be able to compete successfully against current and future competitors. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on us.

We have registered one of our subsidiaries as a securities broker-dealer and, as such, are subject to substantial regulations. If we fail to comply with these regulations, our business will be adversely affected.

     Because we have registered RTX Securities Corporation, our wholly owned subsidiary, with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., or NASD, as a securities broker-dealer, we are subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The Securities and Exchange Commission is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the NASD and national securities exchanges. The NASD is our primary self-regulatory organization. These self-regulatory organizations adopt rules, which are subject to Securities and Exchange Commission approval, that govern the industry and conduct periodic examinations of member broker-dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The Securities and Exchange Commission and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. If we fail to comply with these rules and regulations, our business may be materially and adversely affected.

Our business may suffer if we lose the services of our executive officers, or if we cannot recruit and retain additional skilled personnel.

     We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer for our future success. We currently have an employment agreement with Mr. Merriman, which ends on October 8, 2003 but can be terminated by either party on 60 day's notice. The agreement contains provisions that obligate us to make certain payments to Mr. Merriman and substantially reduce vesting periods of options granted to him if we should terminate him without cause or certain events resulting in a change of control of our board were to occur. Pursuant to an amendment to the agreement, which became effective as of September 28, 2001, Mr. Merriman reduced his annual salary from $300,000 to $1.00. Upon the consummation of the sale of the assets of our futures trading subsidiary and the consummation of our recent private financing, Mr. Merriman's annual salary has increased to $150,000.

     In addition to Mr. Merriman, we are currently managed by a small number of key management and operating personnel. We do not maintain "key man" insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. Our business could be harmed if any key officer or employee were unable or unwilling to continue in his or her current position. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is intense. If we are unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future, such failure may have a material adverse effect on our business and results of operations.

     We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

We may be unable to effectively manage rapid growth that we may experience, which could place a continuous strain on our resources and, accordingly, adversely affect our business.

     We plan to expand our operations. Our growth, if it occurs, will impose significant demands on our management, financial, technical and other resources. We must adapt to changing business conditions and improve existing systems or implement new systems for our financial and management controls, reporting systems and procedures and expand, train and manage a growing employee base in order to manage our future growth. Furthermore, we may acquire technologies or products or enter into strategic alliances, in order to achieve rapid growth. For us to succeed, we must make our existing technology, business and systems work effectively with those of any strategic partners without undue expense, management distraction or other disruptions to our business. We may be required to maintain and expand our relationships with various software vendors, Internet and other online service providers and other third parties necessary to our business in order for us to succeed. We may be unable to implement our business plan if we fail to manage any of the above growth challenges successfully. Our financial results may suffer and we could be materially and adversely affected if that occurs.

We may not be able to protect and enforce our intellectual property rights relating to our RateXchange Trading System, which could result in the loss of these rights, loss of business or increased costs.

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

     In the future, we may also need to file lawsuits to enforce our intellectual property rights, protect our trade secrets and determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could materially adversely affect our business and results of operations.

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

Our RateXchange Trading System business is dependent on the development and maintenance of the Internet infrastructure.

     Our RateXchange Trading System success will depend, in part, upon the development and maintenance of the Internet infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Even if the necessary infrastructure or technologies are developed, we may have to expend considerable resources to adapt our offerings accordingly. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect our ability to use the Internet as a successful trading medium for our broker-dealer and emerging commodities businesses. Our business, results of operations and financial condition could be materially and adversely affected if any of these events occur.

Our business and operations would suffer in the event of system failures.

     Our success, in particular our ability to successfully facilitate securities brokerage transactions and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Any of the foregoing problems could materially adversely affect our business or future results of operations.

We may incur liability for information retrieved from or transmitted over the Internet because our business involves the transmission of information.

     We may be subject to claims relating to information that is posted or made available on our web site, including claims for defamation, obscenity, negligence, or copyright or trademark infringement. We also may be subject to claims based on the nature, publication or distribution of our content or based on errors or false or misleading information provided on our web site. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from our web site through links to other Internet sites. Although we have commercial general liability insurance with $1 million coverage per occurrence and $2 million in the aggregate, an umbrella policy with $5 million of coverage and errors and omissions and directors and officers coverage, awards may exceed these amounts. Our insurance may not provide for coverage for certain of these types of claims and, therefore, may not adequately protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. Our business, results of operations and financial condition could be materially and adversely affected if any of these events occur.

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

Your ability to sell your shares may be restricted because there is a limited trading market for our common stock.

     Although our common stock is currently traded on the American Stock Exchange, a trading market in our stock has been sporadic. Accordingly, you may not be able to sell your shares when you want or at the price you want.

Our common stock price may be volatile, which could adversely affect the value of your shares.

     The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

     o   variations in quarterly operating results;

     o   our announcements of significant contracts, milestones, acquisitions;

     o   our relationships with other companies;

     o   our ability to obtain needed capital commitments;

     o   additions or departures of key personnel;

     o   sales of common stock or termination of stock transfer restrictions;

     o general economic conditions, including conditions in the securities brokerage and investment banking and telecommunications markets;

     o   changes in financial estimates by securities analysts; and

     o   fluctuations in stock market price and volume.

     The last four factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.

     In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock and may do so in the future.

     In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management's attention and resources. We cannot assure you that we will not be subject to such litigation.

Your ability to sell your shares could be significantly adversely affected because our common stock could be delisted from trading on the American Stock Exchange.

     Although our common stock is listed for trading on the American Stock Exchange, it could be delisted because we may be unable to satisfy certain American Stock Exchange listing guidelines including earnings per share, market price and stockholders' equity criteria. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis. Accordingly, although we have received no communication from the American Stock Exchange with respect to this matter, we cannot represent to you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. In addition, depending on several factors including, among others, the future market price of our common stock, these securities could become subject to the so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market. A delisting could also negatively affect our ability to raise additional capital in the future.

Anti-takeover   provisions  of  the  Delaware  General   Corporation  Law  could
discourage a merger or other type of corporate reorganization or a change in control even if it could be favorable to the interests of our stockholders.

     The Delaware General Corporation Law contains provisions that may enable our management to retain control and resist our takeover. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15% or more of our outstanding voting stock for a period of three years from the date that such person acquires his or her stock. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if it could be favorable to the interests of our stockholders.

Because our board can issue common stock without stockholder approval, you could experience substantial dilution.

     Our board of directors has the authority to issue up to 300,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval. Future issuance of our additional shares of common stock could be at values substantially below the price at which you may purchase our stock and, therefore, could represent further substantial dilution to investors in this offering. In addition, our board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

Our ability to issue preferred stock may adversely affect your rights as a common stockholder and be used as an anti take-over device.

     Our Articles of Incorporation authorize our board of directors to issue up to 60,000,000 shares of preferred stock without approval from our stockholders. If you purchase our common stock, this means that the board of directors has the right, without your approval as a common stockholder, to fix the relative rights and preferences of the preferred stock. This would affect your rights as a common stockholder regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our company that may be opposed by our management even if the transaction might be favorable to you as a common stockholder.

Our officers and directors exercise significant control over our affairs, which could result in their taking actions of which other stockholders do not approve.

     Our executive officers and directors, current and past, and entities affiliated with them, currently control approximately 25% of our outstanding common stock prior to any conversion of any outstanding notes and/or exercise of options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders' percentage of ownership of our common stock.

     We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.25 to $14.40 per share, represent approximately 71% of our total outstanding stock on a fully diluted basis. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders' percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market, such as sales by the selling stockholders pursuant to this prospectus, could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.


Members of our Advisory Board may have conflicting interests and may disclose data and technical knowledge to our competitors.

     Some of our Advisory Board members are employed by other entities, which may include our competitors. Although we require each of our Advisory Board members to sign a non-disclosure and non-competition agreement with respect to the data and information that he or she receives from us, we cannot assure you that members will abide by them. If a member were to reveal this information to outside sources, accidentally or otherwise, our operations could be negatively affected. Since our business depends in large part on our ability to keep our know-how confidential, any revelation of this information to a competitor or other source could have an adverse effect on our operations.

Forward-Looking Statements

     Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The "forward-looking" information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called "forward-looking statements" by words like "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading "Risk Factors".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in equity prices, interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

Equity Price Risk

     The potential for changes in the market value of our trading positions is referred to as "market risk." Our trading positions result from proprietary trading activities. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. We do not establish hedges in related securities or derivatives.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Martin v. Ratexchange - On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against Ratexchange Corporation in the United States District Court for the Western District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of Ratexchange Corporation. In December of 1998, Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin's employment. The complaint asks for damages of approximately $150,000. Mr. Martin had filed suit previously in a Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin revived his claim against Ratexchange. The revived Federal court complaint was settled in July 2002. Ratexchange will pay Mr. Martin $65,000 in exchange for a release of all claims. We have recorded the estimated loss exposure in the consolidated balance sheet as of June 30, 2002.

     Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           RATEXCHANGE CORPORATION

July 30, 2002              By: /s/ D. JONATHAN MERRIMAN
                           ----------------------------
                           D. Jonathan Merriman,
                           Chairman of the Board and Chief Executive Officer
                           (Duly Authorized Officer)

July 30, 2002              By: /s/ GREGORY S. CURHAN
                           -------------------------
                           Gregory S. Curhan
                           Executive Vice President and Chief Financial Officer
                           (Principal Financial Officer)