Form 10-Q
period 2002-09-30
RATEXCHANGE CORP
filed 2002-10-30
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 1-15831

RATEXCHANGE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

100 Pine Street, Suite 500 San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 274-5650
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of October 30, 2002, 21,075,859 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

RATEXCHANGE CORPORATION

FORM 10-Q
For the Three Months Ended September 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (unaudited)

RATEXCHANGE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue:
Commissions	$2,332,664	$51,993	$4,533,765	$146,387
Principal transactions	79,176	—	203,952	—
Investment banking	15,833	—	262,249	—
Other	—	13,446	28,827	29,396

Total revenue	2,427,673	65,439	5,028,793	175,783

Operating expenses:
Compensation and benefits (inclusive of non-cash expenses of $67,580, $352,122, $514,109 and $3,287,635)	1,725,501	1,354,181	4,408,319	6,753,525
Brokerage and clearing fees	346,609	—	742,181	—
Professional services	145,479	202,704	415,515	952,513
Occupancy and equipment	48,003	245,470	173,223	4,029,772
Communications and technology	114,129	228,144	202,421	411,858
Depreciation and amortization	101,356	562,826	300,731	1,417,623
Write-down of software assets	—	3,010,371	—	3,010,371
Settlement of lease obligations	—	7,039,397	—	7,039,397
Other	(136,444)	649,187	401,521	2,949,633

Total operating expenses	2,344,633	13,292,280	6,643,911	26,564,692

Operating income (loss)	83,040	(13,226,841)	(1,615,118)	(26,388,909)
Interest income	9,563	39,836	37,280	312,006
Interest expense	(363,878)	(29,131)	(1,091,498)	(40,643)
Other income (expense)	91,649	(207,107)	91,649	(951,304)

Loss from continuing operations	(179,626)	(13,423,243)	(2,577,687)	(27,068,850)
Income from discontinued operations	—	51,750	32,641	381,110

Net loss	$(179,626)	$(13,371,493)	$(2,545,046)	$(26,687,740)

Basic and diluted net loss per share	$(0.01)	$(0.75)	$(0.14)	$(1.50)

Weighted average number of common shares	20,908,856	17,880,391	19,865,495	17,815,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATEXCHANGE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$2,572,304	$4,358,091
Securities owned:
Marketable, at fair value	522,842	—
Not readily marketable, at estimated fair value	10,500	—
Restricted cash	364,570	—
Due from clearing broker	233,823	—
Accounts receivable, net	40,686	—
Equipment and fixtures, net	380,541	674,618
Debt issuance costs	629,846	658,434
Prepaid expenses and other assets	131,265	212,050
Assets of discontinued operations	—	1,603,588

Total assets	$4,886,377	$7,506,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$301,788	$401,505
Commissions payable	411,413	—
Accrued liabilities	1,056,648	1,164,866
Due to clearing and other brokers	92,543	—
Deferred revenue	15,000	—
Convertible notes payable, net	8,444,655	8,141,704
Liabilities of discontinued operations	—	1,240,439

Total liabilities	10,322,047	10,948,514

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 60,000,000 shares authorized; 606,366 and 2,000,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively; aggregate liquidation preference of $2,100,094 as of September 30, 2002	61	200
Common stock, $0.0001 par value; 300,000,000 shares authorized; 21,075,859 and 18,328,204 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	2,107	1,833
Additional paid-in capital	85,005,519	84,516,375
Accumulated deficit	(90,443,357)	(87,730,641)
Deferred compensation	—	(229,500)

Total stockholders’ deficit	(5,435,670)	(3,441,733)

Total liabilities and stockholders’ deficit	$4,886,377	$7,506,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATEXCHANGE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2002	2001
Cash flows from operating activities:
Net loss	$(2,545,046)	$(26,687,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,731	1,417,623
Common stock issued for services	83,337	145,200
Stock warrants issued for modification of lease obligations	—	1,358,797
Stock-based compensation	430,772	2,742,435
Note payable issued in connection with employee severance	—	400,000
Amortization of discounts on convertible notes payable	302,951	—
Amortization of debt issuance costs	51,088	—
Unrealized loss on securities	34,357	744,197
Gain on settlement of vendor obligations	(367,614)	—
Gain on sale of equipment	(200,000)	—
Loss on settlement of leases	—	5,680,600
Write-down of software assets	—	3,010,371
Common stock received for advisory services	(11,000)	—
Changes in operating assets and liabilities:
Assets and liabilities of discontinued operations	63,149	(306,110)
Restricted cash	(364,570)	—
Due from clearing broker	(233,823)	—
Receivables	(40,686)	(115,931)
Prepaid expenses and other assets	80,785	92,133
Accounts payable and accrued liabilities	196,679	(684,895)
Commissions payable	411,413	—
Due to clearing and other brokers	92,543	—
Deferred revenue	15,000	—

Net cash used in operating activities	(1,699,934)	(12,203,320)
Cash flows from investing activities:
Purchase of equipment and fixtures	(6,654)	(597,280)
Proceeds from sale of equipment	200,000	—
Purchase of short-term investments	(6,022,287)	—
Proceeds from sale of short-term investments	5,465,588	12,094,951
Proceeds from sale of discontinued operations	300,000	—

Net cash (used in) provided by investing activities	(63,353)	11,497,671
Cash flows from financing activities:
Debt issuance costs	(22,500)	—

Net cash used in financing activities	(22,500)	—

Decrease in cash and cash equivalents	(1,785,787)	(705,649)
Cash and cash equivalents at beginning of period	4,358,091	2,115,152

Cash and cash equivalents at end of period	$2,572,304	$1,409,503

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$282,770	$—
Income taxes	$7,200	$1,600
Non-cash investing and financing activities:
Preferred stock issued to purchase software assets	$—	$4,383,800
Stock dividend accrued for preferred stock	$167,670	$109,369
Note issued to purchase software assets	$—	$500,000
Common stock issued to settle accrued liabilities	$37,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for Ratexchange Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2001 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, stock-based compensation, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of stock options and warrants granted to non-employees. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. The Company’s stock options and warrants have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

The Company has concluded that it is more likely than not that its deferred tax assets as of September 30, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

Newly Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligation, or SFAS No. 143. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. Management does not believe the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or SFAS 145. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 is effective for financial statements issued on or after May 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or SFAS No. 146. SFAS 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2.    Net Loss per Share

Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and warrants outstanding to purchase 21,320,724 and 16,972,000 shares of common stock as of September 30, 2002 and 2001, and 606,366 and 2,000,000 shares of convertible preferred stock at September 30, 2002 and 2001, respectively, were not included in computing diluted loss per share because their effects were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(179,626)	$(13,371,493)	$(2,545,046)	$(26,687,740)
Preferred stock dividends	(31,888)	(82,500)	(167,670)	(109,369)

Net loss available to common stockholders	(211,514)	(13,453,993)	(2,712,716)	(26,797,109)
Weighted-average number of common shares	20,908,856	17,880,391	19,865,495	17,815,821

Basic and diluted net loss per common share	$(0.01)	$(0.75)	$(0.14)	$(1.50)

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(Unaudited)

3.    Discontinued Operations

In 2001, the Company formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, had the right to purchase the Company’s interest in RMG for $300,000. In April 2002, BL Partners, LLC exercised its right to purchase RMG in accordance with the terms of the agreement.

RMG represented a component of the Company’s business. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the balances pertaining to RMG have been reclassified in the condensed consolidated financial statements to reflect the disposition of this subsidiary. The revenues, expenses, assets and liabilities, and cash flows of these operations have been segregated in the condensed consolidated financial statements for all periods presented and have been separately reported as “discontinued operations.”

Income from discontinued operations is comprised of the following revenue and expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue of discontinued operations	$—	$345,000	$729,946	$945,000
Expenses of discontinued operations	—	(293,250)	(697,305)	(563,890)

Income from discontinued operations	$—	$51,750	$32,641	$381,110

The major classes of assets and liabilities of discontinued operations as of December 31, 2001 are as follows:

December 31, 2001
Assets:
Cash and cash equivalents	$1,448,634
Investments	125,000
Other	29,954

Total	$1,603,588

Liabilities:
Accrued liabilities	$1,166,973
Other	73,466

Total	$1,240,439

4.    Equity Capital

In April 2002, the Company issued 1,149,876 shares of common stock in connection with RMG achieving specified revenue milestones during the twelve months ended April 2002. The Company did not receive any proceeds from this transaction. Additionally, in May and September 2002, stockholders of the Company’s preferred stock converted 1,193,634 and 200,000 shares into common stock, respectively. The Company did not receive any proceeds from these transactions.

5.    Regulatory Requirements

        RTX Securities Corporation, a wholly-owned subsidiary, is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2002, RTX Securities had regulatory net capital, as defined, of $1,275,000, which exceeded the amount required by $1,175,000. RTX Securities is exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements that involve risks and uncertainties. We have set forth in our Form 10-K Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors,” as filed with the Securities and Exchange Commission on March 28, 2002, a detailed statement of risks and uncertainties relating to our business. In addition, set forth below under the heading “Risk Factors” is a further discussion of certain of those risks as they relate to the period covered by this report, our near-term outlook with respect thereto, and the forward-looking statements set forth herein. Investors should review this quarterly report in combination with the Form 10-K in order to have a more complete understanding of the principal risks associated with an investment in our common stock.

Overview

We are a securities broker-dealer and investment bank focused on emerging growth companies and growth-oriented institutional investors. We provide sales and trading services primarily to institutions, as well as advisory and investment banking services to our corporate clients. Our RTX Securities Corporation subsidiary is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc.

Our aim is to fill the void in San Francisco-based investment banking services for emerging-growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. We provide our institutional investor clients with original, contrarian research and provide specialized services for our small-cap, emerging-growth corporate clients. The market sectors for our research focus include consumer growth, technology and telecommunications. Within these sectors, the industries covered include branded consumer, entertainment and leisure, restaurant, data storage, enterprise software and wireless telecommunications. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth equities.

Business Environment

The overall business environment during the third quarter ended September 30, 2002 was challenging. While consumers continued to sustain the economy, the lack of capital spending and continued uncertainties about the accuracy and reliability of corporate earnings and uncertainties surrounding geopolitical stability combined to cause a decline in all the major stock market indices during the third quarter. Equity capital markets activities experienced a seasonal slowdown, which was exacerbated by weak global economic conditions and deteriorating corporate debt markets experienced in the aftermath of the Worldcom default. Equity underwriting backlogs decreased during the third quarter. There was, however, significant growth in NYSE and NASDAQ equity trading volumes during this period.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the consumer growth, technology and telecommunications sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

Fluctuations in revenues also occur due to the overall level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage commissions. Therefore, revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

The financial services industry continues to be affected by an intensifying competitive environment. The relaxation of banks’ barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has changed the number and size of companies competing for a similar customer base, many of which have greater capital resources and additional associated services with which to pursue these activities.

Results of Operations

Overview

Our results of operations for the three and nine months ended September 30, 2002 are significantly different from those of the comparable periods in 2001. We transitioned our strategy during 2001 away from the hardware-intensive facilitation of brokering telecommunications bandwidth through our own network hubs to operating a securities broker-dealer. We began operating RTX Securities Corporation, or RTX Securities, in January 2002 by offering sales and trading services to institutions, as well as advisory and investment banking services to our corporate clients. The overall level of our expenditures has decreased as a result of this change in our business strategy.

Additionally, the results of our continuing operations for the three months and nine months ended September 30, 2002 and 2001 exclude the revenue and expenses attributed to RMG. The results of operations related to RMG have been separately reported as discontinued operations.

Three Months ended September 30, 2002 Compared to Three Months ended September 30, 2001

    Revenue

Revenue from continuing operations was $2,428,000 and $65,000 during the three months ended September 30, 2002 and 2001, respectively. The increase in revenue of approximately $2,363,000, or 3,635%, from 2001 to 2002 was attributed to our securities broker-dealer operations. Commissions for buying and selling securities on our customers’ behalf amounted to $2,333,000, or 96%, of our revenue during the three months ended September 30, 2002. This represented a 39% sequential increase over the $1,679,000 recognized during the three months ended June 30, 2002. The higher revenue was primarily attributed to an increase in the number of active client accounts and increased trading volumes from new and existing accounts during the third quarter 2002. Principal transaction revenue, including proprietary trading for our own account, amounted to $79,000, or 3%, of our revenue during the three months ended September 30, 2002. This represented a 25% sequential decrease compared to the $106,000 recognized during the three months ended June 30, 2002. Investment banking revenue amounted to $16,000, or 1%, of our revenue during the three months ended September 30, 2002. This represented a 93% sequential decrease compared to the $221,000 recognized during the three months ended June 30, 2002. Investment banking revenue resulted primarily from advisory service fees.

Revenue from continuing operations during the three months ended September 30, 2001 consisted mostly of telecommunications bandwidth trading fees. We did not transact any of these services during 2002. During the quarter ended September 30, 2002, one customer accounted for 49% of our revenue from continuing operations. During the quarter ended September 30, 2001, three customers accounted for greater than 10% of our revenue from continuing operations and combined accounted for 67%.

    Compensation and Benefits

Compensation and benefits expense was $1,726,000 and $1,354,000 during the three months ended September 30, 2002 and 2001, respectively. The increase of approximately $372,000, or 27%, from 2001 to 2002 was due to higher commissions and variable compensation, partially offset by a decrease in non-cash stock-based compensation of $285,000. Our headcount has increased from 20 in September 2001 to 29 in September 2002. Compensation and benefits expense increased 17% sequentially from $1,479,000 during the second quarter 2002 to $1,726,000 during the third quarter 2002. The increase was due primarily to higher commissions and variable compensation.

    Brokerage and Clearing Fees

Brokerage and clearing fees were $347,000 and $0 during the three months ended September 30, 2002 and 2001, respectively. RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. We did not incur these expenses during the three months ended September 30, 2001 because RTX Securities was not formed until December 2001. Brokerage and clearing fees increased 46% sequentially from $238,000 during the second quarter 2002 to $347,000 during the third quarter 2002. The increase was directly related to the higher securities brokerage activities.

    Professional Services

Professional services expense was $145,000 and $203,000 during the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $58,000, or 28%, from 2001 to 2002 was primarily attributed to outside consulting services incurred in connection with our bandwidth trading business. Professional services expense increased 12% sequentially from $130,000 during the second quarter 2002 to $145,000 during the third quarter 2002. The higher professional services expense in the third quarter was due primarily to legal costs incurred to settle the Martin v. Ratexchange litigation.

    Occupancy and Equipment

Occupancy and equipment expense was $48,000 and $245,000 during the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $197,000, or 80%, from 2001 to 2002 was the result of lower occupancy rental expense. Occupancy and equipment expense increased 7% sequentially from $45,000 during the second quarter 2002 to $48,000 during the third quarter 2002. The higher occupancy and equipment expense in the third quarter was due mostly to the opening of an office in Boston, Massachusetts.

    Communications and Technology

Communications and technology expense was $114,000 and $228,000 during the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $114,000, or 50%, from 2001 to 2002 was due to accounting software licenses fees in 2001 that were not incurred in 2002. Communications and technology expense increased 100% sequentially from $57,000 during the second quarter 2002 to $114,000 during the third quarter 2002. The sequential increase was due to higher telephone and data charges resulting from the securities brokerage activities.

    Depreciation and Amortization

Depreciation and amortization expense was $101,000 and $563,000 during the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $462,000, or 82%, from 2001 to 2002 was due mostly to depreciation expense recorded in 2001 for certain software assets that were disposed of in late 2001. Depreciation and amortization expense increased 1% sequentially from $100,000 during the second quarter 2002 to $101,000 during the third quarter 2002. We purchased $4,000 of equipment during the third quarter 2002. We did not dispose of any depreciable equipment or fixtures during the third quarter 2002.

    Write-Down of Software Assets

In March 2001, we acquired Xpit.com, Inc. for approximately $5.5 million in preferred stock, notes payable and cash. The acquisition price was allocated primarily to the software technology acquired, the Ratexchange Futures System trading platform. In October 2001, we sold the Ratexchange Futures System trading platform for $1.5 million in cash. We recorded a $3.0 million non-cash charge in the third quarter of 2001 to reflect the impairment in the value of the trading software.

    Settlement of Lease Obligations

Prior to 2001, we had entered into various operating leases associated with our delivery hubs, including various telecommunications routing equipment and other infrastructure. In addition, we had entered into various leases for office space and related office equipment, including computers and software. During 2001, we revised our business plan concerning the delivery of telecommunications bandwidth through our own network hubs. It was determined that we did not have an alternative use for the network equipment in our ongoing operations. We recorded a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the lease of certain network equipment. We recorded expenses of approximately $600,000 in connection with the settlement or restructure of the various operating leases.

    Other Operating Expenses

Other operating expense was ($136,000) and $649,000 during the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $785,000, or 121%, from 2001 to 2002 was attributed to a gain on sale of networking equipment of $200,000, the reduction of expense due to the favorable settlement of vendor obligations of $276,000 and lower travel and entertainment costs. Excluding the gain on sale of networking equipment and settlement of vendor obligations, other operating expense decreased sequentially from $358,000 during the second quarter 2002 to $248,000 during the third quarter 2002. The sequential decrease resulted primarily from the write-down of a minority equity investment in the amount of $75,000 during the second quarter.

    Interest Income

Interest income was $10,000 and $40,000 during the three months ended September 30, 2002 and 2001, respectively. The decrease of approximately $30,000, or 76%, from 2001 to 2002 was due to a lower average balance of interest earning assets, which was significantly lower during the three months ended September 30, 2002 as compared to the similar period in 2001. Interest income decreased 22% sequentially from $12,000 during the second quarter 2002 to $10,000 during the third quarter 2002. The sequential decrease was due to a lower average balance of interest earning assets.

    Interest Expense

Interest expense was $364,000 and $29,000 during the three months ended September 30, 2002 and 2001, respectively. The 2002 amount consisted of $246,000 and $118,000 for interest expense and amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001, respectively. Interest expense was unchanged from the second quarter 2002.

    Other Income (Expense)

Other income (expense) was $92,000 and ($207,000) during the three months ended September 30, 2002 and 2001, respectively. The 2002 amount was due to the favorable settlement of the Martin v. Ratexchange litigation. The 2001 amount included the write-down of a minority equity investment.

    Income from Discontinued Operations

Income from discontinued operations was $0 and $52,000 during the three months ended September 30, 2002 and 2001, respectively. Income from discontinued operations in 2001 was comprised of revenue, expenses and interest income in the amount of $345,000, $295,000 and $2,000, respectively. The discontinued operations were sold in April 2002.

Nine Months ended September 30, 2002 Compared to Nine Months ended September 30, 2001

    Revenue

Revenue from continuing operations was $5,029,000 and $176,000 during the nine months ended September 30, 2002 and 2001, respectively. The increase in revenue of approximately $4,853,000, or 2,757%, from 2001 to 2002 was attributed to our securities broker-dealer operations. Commissions for buying and selling securities on our customers’ behalf amounted to $4,534,000, or 90%, of our revenue during the nine months ended September 30, 2002. Principal transaction revenue, including proprietary trading for our own account, amounted to $204,000, or 4%, of our revenue during the nine months ended September 30, 2002. Investment banking revenue amounted to $262,000, or 5%, of our revenue during the nine months ended September 30, 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of three initial transactions.

Revenue from continuing operations during the nine months ended September 30, 2001 consisted mostly of telecommunications bandwidth trading fees. We did not transact any of these services during 2002. During the nine months ended September 30, 2002, one customer accounted for 44% of our revenue from continuing operations. During the nine months ended September 30, 2001, four customers accounted for greater than 10% of our revenue from continuing operations and combined accounted for 66%.

Compensation and Benefits

Compensation and benefits expense was $4,408,000 and $6,754,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $2,346,000, or 35%, from 2001 to 2002 was due to a decrease in non-cash stock-based compensation of $2,774,000, partially offset by higher commissions and variable compensation.

Brokerage and Clearing Fees

Brokerage and clearing fees were $742,000 and $0 during the nine months ended September 30, 2002 and 2001, respectively. RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. We did not incur these expenses during the nine months ended September 30, 2001 because RTX Securities was not formed until December 2001.

Professional Services

Professional services expense was $416,000 and $953,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $537,000, or 56%, from 2001 to 2002 was primarily attributed to outside consulting services incurred in connection with our bandwidth trading business and lower legal fees. Legal costs during 2001 resulted in part from the preparation of our registration statement in connection with an uncompleted secondary equity offering.

Occupancy and Equipment

Occupancy and equipment expense was $173,000 and $4,030,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $3,857,000, or 96%, from 2001 to 2002 was the result of costs related to the purchase, installation and maintenance of telecommunications network hubs during 2001. Occupancy and equipment expense incurred in 2001 included $1,378,000 for equipment rental, $1,168,000 for co-location costs, $443,000 for equipment expense, $260,000 for hub disposal costs, $190,000 for development of our electronic trading system, $91,000 for equipment delivery costs and $306,000 for office rents. Occupancy and equipment expense incurred in 2002 consisted primarily of office rents.

Communications and Technology

Communications and technology expense was $202,000 and $412,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $210,000, or 51%, from 2001 to 2002 was due to accounting software licenses fees in 2001 that were not incurred in 2002.

Depreciation and Amortization

Depreciation and amortization expense was $301,000 and $1,418,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $1,117,000, or 79%, from 2001 to 2002 was due mostly to depreciation expense recorded in 2001 for certain software assets that were disposed of in late 2001.

Write-Down of Software Assets

In March 2001, we acquired Xpit.com, Inc. for approximately $5.5 million in preferred stock, notes payable and cash. The acquisition price was allocated primarily to the software technology acquired, the Ratexchange Futures System trading platform. In October 2001, we sold the Ratexchange Futures System trading platform for $1.5 million in cash. We recorded a $3.0 million non-cash charge in the third quarter of 2001 to reflect the impairment in the value of the trading software.

Settlement of Lease Obligations

Prior to 2001, we had entered into various operating leases associated with our delivery hubs, including various telecommunications routing equipment and other infrastructure. In addition, we had entered into various leases for office space and related office equipment, including computers and software. During 2001, we revised our business plan concerning the delivery of telecommunications bandwidth through our own network hubs. It was determined that we did not have an alternative use for the network equipment in our ongoing operations. We recorded a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the lease of certain network equipment. We recorded expenses of approximately $600,000 in connection with the settlement or restructure of the various operating leases.

Other Operating Expenses

Other operating expense was $402,000 and $2,950,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $2,548,000, or 86%, from 2001 to 2002 was primarily attributed to a gain on sale of networking equipment, the reduction of expense due to the favorable settlement of vendor obligations, lower expenditures for outside services, reduced travel and entertainment costs, as well as, lower marketing and property tax expense.

Interest Income

Interest income was $37,000 and $312,000 during the nine months ended September 30, 2002 and 2001, respectively. The decrease of approximately $275,000, or 88%, from 2001 to 2002 was due to a lower average balance of interest earning assets, which was significantly lower during the nine months ended September 30, 2002 as compared to the similar period in 2001.

Interest Expense

Interest expense was $1,091,000 and $41,000 during the nine months ended September 30, 2002 and 2001, respectively. The 2002 amount consisted of $737,000 and $354,000 for interest expense and amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001, respectively.

Other Income (Expense)

Other expense was $92,000 and ($951,000) during the nine months ended September 30, 2002 and 2001, respectively. The 2002 amount was due to the favorable settlement of the Martin v. Ratexchange litigation. The 2001 amount represented the write-down of a minority equity investment.

    Income from Discontinued Operations

Income from discontinued operations was $33,000 and $381,000 during the nine months ended September 30, 2002 and 2001, respectively. Income from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $697,000, respectively. Income from discontinued operations in 2001 was comprised of revenue, expenses and interest income in the amount of $945,000, $566,000 and $2,000, respectively. The discontinued operations were sold in April 2002.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of September 30, 2002, we had $400,000 of short-term convertible notes payable plus accrued interest due April 2003, and long-term convertible notes payable of $8,045,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of September 30, 2002, liquid assets consisted primarily of cash and cash equivalents of $2,572,000, marketable securities of $523,000 and a receivable for cash on deposit with our clearing broker of $150,000, for a total of $3,245,000.

RTX Securities, as a broker-dealer, is subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2002, RTX Securities had regulatory net capital, as defined, of $1,275,000, which exceeded the amount required by $1,175,000.

Cash and cash equivalents decreased by $1,786,000 during the nine months ended September 30, 2002. Cash used in operating activities was $1,700,000, primarily attributed to our net loss adjusted for certain non-cash expenses and gains. Non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable, while non-cash gains included a gain on the sale of equipment and the favorable settlement of vendor obligations. Cash used in investing activities was $63,000, reflecting the purchase of marketable securities, the sale of equipment and the sale of our discontinued operations. Cash used in financing activities was $23,000, which consisted of additional debt issuance costs paid in 2002 related to our issuance of convertible notes payable during the fourth quarter of 2001.

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

It is difficult to evaluate our business and prospects because we have a limited operating history.

In December 2001, we acquired a securities broker-dealer firm and created a wholly-owned subsidiary, RTX Securities Corporation, that began actively engaging in providing securities brokerage and investment banking services in January 2002. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

Our ability to attain a positive cash flow and become profitable depends on our ability to generate and maintain greater revenues while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our securities brokerage and investment banking business, as well as our ability to:

•	establish, maintain and increase our client base;

•	manage the quality of our services;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	manage expanding operations; and

•	attract and retain qualified personnel.

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

Because we are a developing company, the factors upon which we are able to base our estimates as to the gross revenues and the number of participating clients that will be required for us to attain a positive cash flow and any additional financing that may be needed for this purpose, are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenues, and an increased number of clients, securities brokerage and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses, or obtain the funds necessary to finance this development. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all. Accordingly, we can neither assure nor represent to you that our business will ever generate a positive cash flow or be profitable.

We have a history of operating losses and negative cash flow and we anticipate losses and negative cash flow to continue for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We have incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $30,072,000, $44,729,000 and $9,299,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and negative cash flow from operations of $11,762,000, $17,161,000 and $3,070,000 in 2001, 2000 and 1999, respectively. We have incurred net losses and negative cash flows from operations of $2,545,000 and $1,700,000 for the nine months ended September 30, 2002. At September 30, 2002, our accumulated deficit since inception was $90,443,000. We expect operating losses and negative cash flow to continue for the foreseeable future. We may never achieve a positive cash flow and profitability and even if we do, we may not sustain or increase them on a quarterly or annual basis in the future. If we are unable to achieve and sustain a positive cash flow and profitability, we may be unable to continue our operations.

The markets for securities brokerage and investment banking services are highly competitive. If we are not able to compete successfully against current and future competitors, our business and results of operations will be adversely affected.

The markets for securities brokerage and investment banking are highly competitive. Our ability to compete with other companies will depend largely upon our ability to capture market share by obtaining sufficient customers for our securities brokerage and investment banking services.

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

We may experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform

Our revenues may decrease in the event of a decline in the market volume of securities transactions, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenues from trading activities and commissions. Lower price levels of securities may also result in a reduction in our revenues from corporate finance fees, as well as losses from declines in the market value of securities held by us in trading. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we may incur reduced revenues or losses in our principal trading, market-making, investment banking, and advisory services activities.

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

We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer for our future success. We currently have an employment agreement with Mr. Merriman, which ends on October 8, 2003 but can be terminated by either party on 60 day’s notice. The agreement contains provisions that obligate us to make certain payments to Mr. Merriman and substantially reduce vesting periods of options granted to him if we should terminate him without cause or certain events resulting in a change of control of our board were to occur. Pursuant to an amendment to the agreement, which became effective as of September 28, 2001, Mr. Merriman reduced his annual salary from $300,000 to $1.00. Upon the consummation of the sale of the assets of our futures trading subsidiary and the consummation of our recent private financing, Mr. Merriman’s annual salary has increased to $150,000 effective January 1, 2002.

In addition to Mr. Merriman, we are currently managed by a small number of key management and operating personnel. We do not maintain “key man” insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management and technical personnel, many of whom have only recently been hired, and our ability to attract highly skilled employees. Our business could be harmed if any key officer or employee were unable or unwilling to continue in his or her current position. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is significant. If we are unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future, such failure may have a material adverse effect on our business and results of operations.

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

We plan to expand our operations. Our growth, if it occurs, will impose significant demands on our management, financial, technical and other resources. We must adapt to changing business conditions and improve existing systems or implement new systems for our financial and management controls, reporting systems and procedures and expand, train and manage a growing employee base in order to manage our future growth. Furthermore, we may acquire existing companies or enter into strategic alliances with third parties, in order to achieve rapid growth. For us to succeed, we must make our existing business and systems work effectively with those of any strategic partners without undue expense, management distraction or other disruptions to our business. We may be unable to implement our business plan if we fail to manage any of the above growth challenges successfully. Our financial results may suffer and we could be materially and adversely affected if that occurs.

Our business and operations would suffer in the event of system failures.

Our success, in particular our ability to successfully facilitate securities brokerage transactions and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Additionally, computer viruses may cause our systems to incur delays or other service interruptions, which may cause us to incur additional operating expenses to correct problems we may experience. Any of the foregoing problems could materially adversely affect our business or future results of operations.

Our business is dependent on the development and maintenance of the Internet and telecommunications infrastructure.

Our success will depend, in part, upon the development and maintenance of the Internet and telecommunications infrastructure as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high-speed modems, for providing reliable Internet access and services. We cannot assure you that the Internet infrastructure will continue to effectively support the demands placed on it as the Internet continues to experience increased numbers of users, greater frequency of use or increased bandwidth requirements of users. Furthermore, in the past, the Internet has experienced a variety of outages and other delays. Any future outages or delays could affect our ability to use the Internet in our securities brokerage operations. Our business, results of operations and financial condition could be materially and adversely affected if any of these events occur.

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

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market price and volume.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management’s attention and resources. We cannot assure you that we will not be subject to such litigation.

Your ability to sell your shares could be significantly adversely affected because our common stock could be delisted from trading on the American Stock Exchange.

Although our common stock is listed for trading on the American Stock Exchange, it could be delisted because we may be unable to satisfy certain American Stock Exchange listing guidelines including market value, market price, financial condition and results of operations criteria. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis. Accordingly, although we have not received written notification of noncompliance from the American Stock Exchange with respect to this matter, we cannot represent to you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. In addition, depending on several factors including, among others, the future market price of our common stock, these securities could become subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell and/or make a market in our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market. A delisting could also negatively affect our ability to raise additional capital in the future.

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

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

        We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.21 to $14.40 per share, represent approximately 37% of our total outstanding stock on a fully diluted basis. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market, such as sales by the selling stockholders pursuant to this prospectus, could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Forward-Looking Statements

Some of the statements contained, or incorporated by reference, in this quarterly report discuss future expectations, contain projections of results of operations or financial condition or state other “forward-looking” information. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The “forward-looking” information is based on various factors and was derived using numerous assumptions. In some cases, you can identify these so-called “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. You should be aware that those statements only reflect our predictions. Actual events or results may differ substantially. Important factors that could cause our actual results to be materially different from the forward-looking statements are disclosed throughout this report, particularly under the heading “Risk Factors”.

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

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading activities. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. We do not establish hedges in related securities or derivatives.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

Martin v. Ratexchange—On October 3, 2001, Gregory Martin and Patricia Whitney filed a lawsuit against Ratexchange Corporation in the United States District Court for the Western District of Washington, C01-1565R alleging breach of contract. In 1998, Mr. Martin was the President and CEO of NetAmerica International Corporation (NAMI), a predecessor of Ratexchange Corporation. In December of 1998, Mr. Martin was terminated from his employment with NAMI. The claims allege breach of agreements associated with Mr. Martin’s employment. The complaint asks for damages of approximately $150,000. Mr. Martin had filed suit previously in a Washington State court. That matter was dismissed following a settlement in May of 1999. Mr. Martin subsequently revived his claim against Ratexchange. The revived Federal court complaint was settled in July 2002. Ratexchange paid Mr. Martin $65,000 in exchange for a release of all claims.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1	Statement of the Chief Executive Officer and Chief Financial Officer of Ratexchange Corporation

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATEXCHANGE CORPORATION

By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Duly Authorized Officer)

October 30, 2002

By:	/s/ GREGORY S. CURHAN
Gregory S. Curhan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 30, 2002