Form 10-K
period 2002-12-31
RATEXCHANGE CORP
filed 2003-03-31
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                           to

Commission File Number 33-19139-NY

RATEXCHANGE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Pine Street, Suite 500 San Francisco, CA	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 274-5650

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 per share

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regisrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of the 19,967,559 shares of common stock of the Registrant issued and outstanding as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 828,300 shares of common stock held by affiliates of the Registrant was $7,987,024. This amount is based on the closing price of the common stock on the American Stock Exchange of $0.40 per share on June 28, 2002.

The number of shares of Registrant’s common stock outstanding as of March 28, 2003 was 23,521,580.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2003 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

This Form 10-K and the information incorporated by reference in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. We will not necessarily update the information presented or incorporated by reference in this Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K and especially in the section “Risk Factors.” This entire Form 10-K, including the consolidated financial statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

PART I

ITEM 1.    BUSINESS

General

We are a securities broker-dealer and investment bank focused on emerging growth companies and institutional investors. We provide sales and trading services primarily to institutions, as well as advisory and investment banking services to our corporate clients. Our RTX Securities Corporation subsidiary is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc.

Our aim is to fill the void in San Francisco-based investment banking services for emerging-growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, most of the San Francisco-based investment banking firms that previously served emerging-growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We provide original research for our institutional investor clients and provide specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, telecommunications, consumer growth and life technology. Within these sectors, the industries covered include branded consumer, communications and networking, data storage, enterprise software, entertainment and leisure, health enabling technology and service, restaurant, specialty consumer finance and wireless telecommunication. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth equities.

Customer Base

The customer base of our brokerage business is primarily institutional, including hedge funds, mutual funds, as well as smaller, private investment pools and certain high net worth individuals. We have grown our business during 2002 by adding new institutional customers that utilize our research and sales and trading services. During 2002, we transacted institutional brokerage business with over 600 accounts, and the number of active institutional accounts has increased sequentially each quarter since our broker-dealer began operations in January 2002. During 2002, one customer accounted for 35% of our revenue from continuing operations. We believe the number of active institutional accounts will continue to grow in 2003 based upon the hiring of additional sales professionals and the expansion of our specialized research coverage.

The customer base of our investment banking business consists of publicly traded growth-oriented companies in selected growth sectors, as well as private companies in these sectors. We estimate that there are approximately 5,000 publicly traded companies with market capitalizations under $1 billion. Many of the investment banks that previously served these clients have either been acquired by larger institutions and are focusing primarily on larger clients, or have disappeared altogether.

Capital Markets

We have derived the majority of our revenues from our capital markets activities. Our capital markets activities include institutional sales and trading, research and investment banking.

Institutional Sales and Trading

RTX Securities focuses on providing research and sales and trading services to institutional investors in the United States. We execute securities transactions for institutional investors such as hedge funds, money managers, mutual funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which requires marketing and trading expertise that we provide.

We provide integrated research and trading solutions to help our clients make money, grow their portfolios and ultimately their businesses. We understand the importance of building strategic relationships with our clients, who we believe look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public and private companies early in their corporate life cycles. We strive to provide unique investment opportunities in emerging-growth companies and to help our clients execute trades rapidly and efficiently.

Our sales professionals focus on communicating investment ideas and executing transactions on behalf of our investor clients in securities of companies from sectors followed by our analysts. By actively trading in these securities, we couple the capital market information flow with the fundamental information flow provided by our analysts to get our clients favorable execution of investment strategies. Sales professionals work closely with our research analysts to provide up-to-date information to our institutional clients. We are active and plan to be involved with our clients over the long term, and we are focused on building relationships.

Our trading professionals facilitate trading in equity securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange, through our clearing broker. We make a market in more than 60 securities and are qualified to make markets in 100 over-the-counter securities.

Research

A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 60 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract institutional brokerage clients and to advise corporate finance clients.

Supported by the firm’s capital markets and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. Our analysts are driven to find undiscovered opportunities in companies that are not widely held and that we believe are undervalued in an effort to make money for our investor clients. Given the contrarian nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive investors.

Our research focuses on bottom-up, fundamental analysis of growth-oriented companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver what we believe is timely, accurate, value-added information to our clients.

Our objective is to build long lasting relationships with our clients by providing investment recommendations that directly equate to enhancing the performance of their portfolios. Further, given our size, boutique approach, and focus on quality service, we believe our analysts are in a unique position to maintain close, ongoing communication with both our corporate and institutional clients. The industry sectors covered by our research analysts include:

•	Branded Consumer

•	Communications and Networking

•	Data Storage

•	Enterprise Software

•	Entertainment and Leisure

•	Health Enabling Technology and Services

•	Restaurant

•	Specialty Consumer Finance

•	Wireless Telecommunications

We believe these sectors represent some of the fastest-growing and most dynamically evolving industry and company opportunities in the market. We also believe that within these industry sectors there will be increasing demand for the products and services we offer and that this in turn will provide diversification opportunities for our business.

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our sales force, trading department and institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments.

Investment Banking

Our focus is to provide emerging-growth companies with the capital necessary to drive them to the next level of growth. This capital is generally used for new product development, sales expansion, strategic acquisitions, or for working capital purposes.

RTX Securities provides a full range of investment banking services. We combine our capital markets experience with a focus on client service, providing what we believe is sound financial and strategic advice. We are typically focused on emerging-growth companies, helping to finance and advise them at the appropriate point in their business cycles. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

RTX Securities offers a variety of financing structures to meet the individual needs of its clients. Our team tailors each transaction to meet the specific needs of our clients at a specific point in their growth cycle. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of investment banking and advisory services for small-cap companies. We provide or may provide the following services to our investment banking clients:

•	Capital Markets Advisory

•	Mergers and Acquisitions

•	Public Equity, Private Equity, and Mezzanine Financing

Corporate Services

RTX Securities offers brokerage services to corporations including corporate cash management, stock repurchase programs, corporate retirement plans, and deferred compensation plans. We also serve the needs of venture capital investors and company executives with restricted stock transactions pursuant to Rules 144, 145 and 701 of the Securities Act of 1933, cashless exercise of options, hedging and diversification strategies, and liquidity strategies.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing brokers, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems.

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our broker-dealer business and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal and reputational risk. In addition, our compliance personnel test and audit for compliance with our policies and procedures. Our general counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

We are engaged in the highly competitive financial services and investment industries. We compete directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, smaller niche players, and those offering competitive services via the Internet.

In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See “Risk Factors.”

Many competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital.

Recent rapid advancements in computing and communications technology, particularly the Internet, are substantially changing the means by which financial services and information are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advancements in technology also create demand for more sophisticated levels of client services. We are committed to using technological advancements to provide a high level of client service to our target markets. Provision of these services may entail considerable cost without an offsetting source of revenue.

For a further discussion of the competitive factors affecting our business, see “Risk Factors.”

Risk Management

In conducting our business, we are exposed to a range of risks including:

Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in equity prices or market interest rates.

Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to pay its obligations.

Operations risk is the risk of loss resulting from systems failure, inadequate controls, human error, fraud or unforeseen catastrophes.

Liquidity risk is the potential that we would be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain funding. Liquidity risk also includes the risk of having to sell assets at a loss to generate liquid funds, which is a function of the relative liquidity (market depth) of the asset(s) and general market conditions.

Compliance risk is the risk of loss, including fines or penalties, from failing to comply with federal, state or local laws pertaining to financial services activities.

Legal risk is the risk that arises from the potential that unenforceable contracts, lawsuits, adverse judgements, or adverse governmental or regulatory proceedings that can disrupt or otherwise negatively affect our operations or condition.

Reputational risk is the potential that negative publicity regarding our practices whether true or not will cause a decline in our customer base, costly litigation, or revenue reductions.

We have a risk management program that sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities. The program is designed to focus on the following:

•	Identifying, assessing and reporting on corporate risk exposures and trends;

•	Establishing and revising as necessary policies, procedures and risk limits;

•	Monitoring and reporting on adherence with risk policies and limits;

•	Developing and applying new measurement methods to the risk process as appropriate; and

•	Approving new product developments or business initiatives.

We cannot provide assurance that our risk management program or our internal controls will prevent or mitigate losses attributable to the risks to which we are exposed.

For a further discussion of the risks effecting our business, see “Risk Factors.”

Regulation

As a result of federal and state registration and self-regulatory organization, or SRO, memberships, we are subject to overlapping schemes of regulation that cover all aspects of our securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

As a broker-dealer registered with the Securities and Exchange Commission, or SEC, and as a member firm of the National Association of Securities Dealers, Inc., or NASD, we are subject to the net capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

“Net capital” is essentially defined as net worth (assets minus liabilities, as determined under accounting principles generally accepted in the United States), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as furniture, prepaid expenses and unsecured receivables), and further reduced by certain percentages (commonly called “haircuts”) of the market value of a broker-dealer’s positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as “excess net capital.”

The SEC’s capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer’s excess net capital, (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1,000% of the broker-dealer’s net capital in certain other circumstances, and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer’s ability to pay its customer claims or other liabilities.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our broker-dealer, which in turn could limit our ability to pay interest, repay debt and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times we have been in compliance with the applicable minimum net capital rules of the SEC and the NASD.

The failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

We are also subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain “Material Associated Persons” (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiary either directly or through its existing authority over our regulated subsidiary.

In the event of non-compliance by us or one of our subsidiaries with an applicable regulation, governmental regulators and one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of officers or employees or other adverse consequences. The imposition of any such penalties or orders on us or our personnel could have a material adverse effect on our operating results and financial condition.

Additional legislation and regulations, including those relating to the activities of our broker-dealer, changes in rules promulgated by the SEC, NASD or other United States, state or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application.

Employees

Ratexchange and its subsidiaries employed 41 persons as of December 31, 2002.

ITEM 2.    PROPERTIES

Not applicable.

ITEM 3.    LEGAL PROCEEDINGS

We are not currently a defendant or plaintiff in any material lawsuits or arbitration. From time to time, however, we are involved as a defendant or plaintiff in various actions that arise in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol “RTX.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low
2002
Fourth Quarter	$0.38	$0.10
Third Quarter	0.40	0.17
Second Quarter	0.44	0.28
First Quarter	0.79	0.36

2001
Fourth Quarter	$0.75	$0.20
Third Quarter	1.40	0.20
Second Quarter	2.05	0.70
First Quarter	3.05	1.15

The closing sale price for our common stock on March 28, 2003 was $0.21. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

According to the records of our transfer agent, we had approximately 230 shareholders of record as of March 28, 2003. Because many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

RECENT SALE OF UNREGISTERED SECURITIES

We made one sale of our securities that was not registered under the Securities Act of 1933 during the year ended December 31, 2002. Pursuant to an agreement dated November 20, 2002 to restructure a convertible promissory note held by Forsythe McArthur Associates, Inc., or Forsythe, dated September 1, 2001, we issued 500,000 shares of our common stock to Forsythe. These shares were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and carry certain registration rights.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2002, including the 1999 Stock Option Plan, the 2000 Stock Option and Incentive Plan, the 2001 Stock Option and Incentive Plan and the 2002 Employee Stock Purchase Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
1999 Stock Option Plan	1,685,500	$1.26	1,289,500
2000 Stock Option and Incentive Plan	4,251,785	$2.24	748,215
2001 Stock Option and Incentive Plan	4,975,604	$0.40	24,396
2002 Employee Stock Purchase Plan	—	$—	1,050,124
Equity compensation not approved by stockholders	1,750,000	$7.00	—

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	As of and for the year ended December 31,
	2002	2001	2000	1999	1998
Statement of operations data:
Revenue	$6,469,494	$205,502	$91,223	$—	$—
Operating expenses	8,343,247	28,095,500	42,192,065	9,431,212	3,135,963
Operating loss	(1,873,753)	(27,889,998)	(42,100,842)	(9,431,212)	(3,135,963)
Loss from continuing operations	(3,141,799)	(29,299,485)	(44,728,894)	(9,298,789)	(3,144,522)
Net loss	(3,404,642)	(30,072,176)	(44,728,894)	(9,298,789)	(3,144,522)
Basic and diluted net loss per common share	$(0.18)	$(1.66)	$(2.69)	$(0.72)	$(1.92)
Financial condition data:
Cash and cash equivalents	$1,402,627	$4,358,091	$2,115,152	$536,615	$528,516
Marketable securities owned	764,421	—	12,124,635	387,500	—
Restricted cash	610,240	—	—	—	—
Working capital	2,085,606	2,791,720	12,001,202	(48,367)	700,654
Total assets	3,769,127	7,506,781	16,263,816	3,043,885	830,154
Convertible notes payable, net	8,455,085	8,141,704	—	—	—
Stockholders’ equity (deficit)	$(5,529,354)	$(3,441,733)	$13,662,946	$318,829	$700,654

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in the Annual Report on Form 10-K.

Overview

We are a securities broker-dealer and investment bank focused on emerging growth companies and institutional investors. We provide sales and trading services primarily to institutions, as well as advisory and investment banking services to our corporate clients. Our RTX Securities Corporation subsidiary is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc.

Our aim is to fill the void in San Francisco-based investment banking services for emerging-growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, most of the San Francisco-based investment banking firms that previously served emerging-growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We provide original research for our institutional investor clients and provide specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, telecommunications, consumer growth and life technology. Within these sectors, the industries covered include branded consumer, communications and networking, data storage, enterprise software, entertainment and leisure, health enabling technology and service, restaurant, specialty consumer finance and wireless telecommunication. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth equities.

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

RMG represented a component of the Company’s business. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the balances pertaining to RMG have been reclassified in the consolidated financial statements to reflect the disposition of this subsidiary. The revenues, expenses, assets and liabilities, and cash flows of these operations have been segregated in the consolidated financial statements for all periods presented and have been separately reported as “discontinued operations.”

Business Environment

The overall business environment during the year ended December 31, 2002 was challenging. While consumers continued to sustain the economy, the lack of capital spending and continued uncertainties about the accuracy and reliability of corporate earnings and uncertainties surrounding geopolitical stability combined to cause a decline in all the major stock market indices. Equity capital markets activities experienced a slowdown, which was exacerbated by weak global economic conditions and deteriorating corporate debt markets experienced in the aftermath of major telecommunication and energy company defaults. Equity underwriting backlogs decreased during the year. There was, however, significant growth in NYSE and NASDAQ equity trading volumes during the year.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the technology, telecommunications, consumer growth and life technology sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

Fluctuations in revenues also occur due to the overall level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage commissions. Therefore, revenues in any particular period may vary significantly from year to year.

The financial services industry continues to be affected by an intensifying competitive environment. The relaxation of banks’ barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has led to an increase in the number and size of companies competing for a similar customer base; many of such competitors have greater capital resources and additional associated services with which to pursue these activities.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize brokerage revenue once the trade is consummated and the earnings process is complete. Fees for investment banking advisory services and consulting assignments are recognized when services for the transactions are substantially completed under the terms of the engagement, fees from such services are fixed or determinable, and their collection is probable. Transaction-related expenses to date have been expensed as incurred.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability or unwillingness of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Stock-Based Compensation

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

Deferred Tax Valuation Allowance

We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2002 and 2001 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Results of Operations

Overview

Our results of operations for the year ended December 31, 2002 are significantly different from those of 2001. We transitioned our strategy during 2001 away from the hardware-intensive facilitation of brokering telecommunications bandwidth through our own network hubs to operating a securities broker-dealer and investment bank. We began operating RTX Securities in January 2002 by offering sales and trading services to institutions, as well as advisory and investment banking services to our corporate clients. The overall level of our expenditures to support operations has decreased as a result of this change in our business strategy.

Additionally, the results of our continuing operations for 2002 and 2001 exclude the revenue and expenses attributed to RMG. The results of operations related to RMG have been separately reported as discontinued operations.

Revenue

Our revenue consists primarily of agency commissions, principal transactions and investment banking fees. Revenue from agency commissions is dependent on the level of trading volume and penetration of our institutional client base by research, sales and trading. Principal transactions are dependent on NASDAQ trading volume and spreads in the securities of such companies. Net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Revenue from investment banking transactions is substantially dependent on the market for public and private offerings of equity and debt securities in the sectors within which we focus our efforts. Accordingly, our revenue has fluctuated, and is likely to continue to fluctuate, based on these factors.

Agency commissions revenue includes revenue resulting from executing stock exchange-listed securities, over-the-counter securities and other transactions as agent.

Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in our trading security inventory.

Investment banking revenue consists of private placement, mergers and acquisitions and other corporate finance advisory fees. We have submitted an application with the NASD for authorization to underwrite debt and equity securities in initial and secondary public offerings. Upon approval from the NASD, we will be permitted to offer underwriting services to our investment banking clients. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Expenses

Compensation and benefits expense includes base salaries, as well as incentive compensation paid to sales and trading, corporate finance professionals and to executive management. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

Brokerage and clearing fees include trade processing expense that we pay to our clearing brokers and execution fees that we pay to floor brokers and electronic communication networks. RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commissions revenue.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature.

Occupancy and equipment includes rental costs for our facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue.

Depreciation and amortization expense primarily relate to the depreciation of our trading software platform purchased and developed in 2000. These expenses are mostly fixed in nature.

Other operating expense includes professional liability and property insurance, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses.

Fiscal Years Ended December 31, 2002, 2001 and 2000

Revenue

Revenue from continuing operations was $6,469,000, $206,000 and $91,000 for 2002, 2001 and 2000, respectively. The increase in revenue of approximately $6,263,000, or 3,040%, from 2001 to 2002 was attributed to our securities broker-dealer operations. Agency commissions amounted to $5,658,000, or 87%, of our revenue during 2002. Principal transaction revenue amounted to $468,000, or 7%, of our revenue during 2002. Investment banking revenue amounted to $314,000, or 5%, of our revenue during 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of three transactions. Revenue from continuing operations during 2001 consisted mostly of telecommunications bandwidth trading fees. We did not transact any of these services during 2002.

During 2002, one customer accounted for 35% of our revenue from continuing operations. During 2001, four customers accounted for more than 10% of our revenue from continuing operations and, combined, accounted for 97%.

We anticipate our revenue for 2003 will increase sequentially over revenue recognized in 2002 and we expect commissions, principal transactions and investment banking to contribute to the revenue growth in 2003.

Compensation and Benefits

Compensation and benefits expense was $5,177,000, $7,424,000 and $20,893,000 for 2002, 2001 and 2000, respectively. The decrease of approximately $2,247,000, or 30%, from 2001 to 2002 was due to a decrease in non-cash stock-based compensation of $4,441,000, partially offset by higher variable compensation. Variable compensation amounted to $2,554,000 in 2002, or 39% of revenue from continuing operations. The decrease of approximately $12,535,000, or 60%, from 2000 to 2001 was primarily attributed to a drop in non-cash stock- based compensation of $9,955,000, as well as declines in salaries and related benefits. The amount of compensation and benefits that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. We anticipate compensation and benefits for 2003 will increase sequentially over 2002 due primarily to our forecast for higher revenue in 2003.

Brokerage and Clearing Fees

Brokerage and clearing fees were $987,000 during 2002. We did not incur these expenses during 2001 or 2000 because RTX Securities did not begin operations until January 2002. We anticipate brokerage and clearing fees for 2003 will increase sequentially over 2002 since we are forecasting higher brokerage transactions for 2003.

Professional Services

Professional services expense was $565,000, $2,334,000 and $4,887,000 for 2002, 2001 and 2000, respectively. The decrease of approximately $1,769,000, or 76%, from 2001 to 2002 was primarily attributed to the elimination of outside consulting services incurred in connection with our bandwidth trading business and lower legal fees in 2002. The decrease of approximately $2,553,000, or 52%, from 2000 to 2001 was also due to outside consulting services incurred in connection with our bandwidth trading business and lower legal fees. During 2000 and 2001, we paid consultants to assist us with the development of our telecommunications network hubs. These expenses were not incurred during 2002. Legal costs during 2000 included the costs of a secondary equity offering in which we raised over $30 million, while the 2001 expense resulted in part from the preparation of a registration statement in connection with an uncompleted secondary equity offering. We anticipate professional services expense for 2003 will slightly decrease sequentially as compared to 2002.

Occupancy and Equipment

Occupancy and equipment expense was $239,000, $4,629,000 and $12,255,000 for 2002, 2001 and 2000, respectively. The decrease of approximately $4,390,000, or 95%, from 2001 to 2002 and the decrease of approximately $7,626,000, or 62%, from 2000 to 2001 was primarily the result of costs related to the activation and maintenance of telecommunications network hubs during 2000 and 2001. Occupancy and equipment expense in 2002 included $112,000 for office rents and $127,000 for equipment expense. Occupancy and equipment expense in 2001 included $1,771,000 for equipment rental, $1,168,000 for co-location costs, 651,000 for warrants issued to Amerex, $408,000 for hub disposal costs, $317,000 for office rents and $249,000 for development of our electronic trading system. Occupancy and equipment expense in 2000 included $7,534,000 for warrants issued to Amerex, $2,359,000 for equipment delivery and maintenance, $942,000 for co-location costs, $669,000 for equipment rental and $302,000 for office rents. We anticipate occupancy and equipment expense for 2003 will increase sequentially over 2002.

Communications and Technology

Communications and technology expense was $367,000, $302,000 and $192,000 for 2002, 2001 and 2000, respectively. The increase of approximately $65,000, or 22%, from 2001 to 2002 was due to data service fees incurred for the brokerage operation in 2002 that were not incurred in 2001, partially offset by accounting software license fees in 2001 that were not incurred in 2002. The increase of approximately $110,000, or 57%, from 2000 to 2001 was due to accounting software license fees in 2001 that were not incurred in 2000. We anticipate communications and technology expense for 2003 will increase sequentially over 2002 as we continue to hire more employees and open additional office locations.

Depreciation and Amortization

Depreciation and amortization expense was $394,000, $1,547,000 and $222,000 for 2002, 2001 and 2000, respectively. The decrease of approximately $1,153,000, or 75%, from 2001 to 2002 and the increase of approximately $1,325,000, or 597%, from 2000 to 2001 resulted primarily from depreciation of software assets acquired in the purchase of Xpit.com, Inc. during March 2001 that were later disposed of in October 2001. We anticipate depreciation and amortization expense for 2003 will decrease sequentially as compared to 2002.

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

Other Operating Expense

Other operating expense was $613,000, $1,533,000 and $3,743,000 for 2002, 2001 and 2000, respectively. The decrease of approximately $920,000, or 60%, from 2001 to 2002 was primarily attributed to the reduction of expense due to the favorable settlement of vendor obligations, lower expenditures for outside services, reduced travel and entertainment costs, as well as lower marketing and property tax expense. The decrease of approximately $2,210,000, or 59%, from 2000 to 2001 was due to higher costs in 2000 for publicity, trade shows, recruiting and bad debts. We anticipate other operating expense for 2003 will increase sequentially over 2002.

Interest Income

Interest income was $45,000, $325,000 and $1,017,000 for 2002, 2001 and 2000, respectively. The decrease of approximately $280,000, or 86%, from 2001 to 2002 was due to lower average interest earning assets and lower interest rates in 2002 compared to 2001. The decrease of approximately $692,000, or 68%, from 2000 to 2001 was also due to a lower average balance of interest earning assets, which was significantly lower during 2001 as compared to 2000. We anticipate interest income for 2003 will increase sequentially over 2002.

Interest Expense

Interest expense was $1,365,000, $339,000 and $1,823,000 for 2002, 2001 and 2000, respectively. The 2002 amount consisted of $983,000 and $382,000 for interest expense and amortization of discounts and debt issuance costs related to the convertible notes payable issued during the fourth quarter 2001, respectively. The 2000 amount included a charge in the amount of $1,658,000 for stock warrants issued in connection with the bridge financing. We anticipate interest expense for 2003 will decrease sequentially as compared to 2002.

Other Income (Expense)

Other income was $51,000 during 2002, while other expense was $1,395,000 and $1,823,000 for 2001 and 2000, respectively. The 2002 amount includes a gain on sale of networking equipment and a favorable settlement of the Martin v. Ratexchange litigation, partially offset by $240,000 for the write-off of equipment and fixtures. The 2001 amount included $744,000 for the write-down of a minority equity investment, $426,000 for the settlement of legal obligations and $225,000 for the write-off of equipment and fixtures not utilized. The 2000 expenses primarily represented a charge for common stock and stock warrants issued as settlement of a dispute.

Loss from Discontinued Operations

Loss from discontinued operations was $263,000 and $773,000 for 2002 and 2001, respectively. Loss from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $993,000, respectively. Loss from discontinued operations in 2001 was comprised of revenue of $1,989,000, expenses of $2,768,000 and interest income of $6,000. The discontinued operations were sold in April 2002.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of December 31, 2002, we had $400,000 of short-term convertible notes payable plus accrued interest due April 2003, and long-term convertible notes payable of $8,055,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of December 31, 2002, liquid assets consisted primarily of cash and cash equivalents of $1,403,000 and marketable securities of $764,000, for a total of $2,167,000.

RTX Securities, as a broker-dealer, is subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2002, RTX Securities had regulatory net capital, as defined, of $956,000, which exceeded the amount required by $856,000.

Cash and cash equivalents decreased by $2,955,000 during the year ended December 31, 2002. Cash used in operating activities was $3,434,000, primarily attributed to our net loss adjusted for certain non-cash expenses and gains, and increases in marketable securities owned and restricted cash. Non-cash expenses included depreciation and amortization, stock based compensation, amortization of discounts on convertible notes payable and write-down of equipment and fixtures, while non-cash gains included a gain on the sale of equipment and the favorable settlement of vendor obligations.

Cash provided by investing activities was $501,000 in 2002 and $12,498,000 in 2001, while cash used in investing activities was $13,643,000 in 2000. Investing activities were mostly attributed to purchases and sales of marketable securities. Net purchase of marketable securities was $12,208,000 in 2000, while net sales of marketable securities were $12,095,000 in 2001. Net purchase of equipment and fixtures was $1,435,000 in 2000, while net sales of equipment and fixtures were $201,000 in 2002 and $403,000 in 2001. Additionally, we received $300,000 from the sale of RMG in 2002.

Cash used in financing activities was $23,000 in 2002, while cash provided by financing activities was $3,105,000 and $32,382,000 in 2001 and 2000, respectively. The 2002 amount represented additional debt issuance costs paid in 2002 related to our issuance of convertible notes payable during the fourth quarter of 2001. The 2001 amount consisted of net cash from notes payable. During 2000, we raised $30,136,000 and $1,090,000 from the issuance of common stock and notes payable, respectively. Also during 2000, we collected $1,590,000 related to a note receivable and paid $434,000 in connection with our employee stock purchase program.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements. However, we have been unprofitable since inception and have incurred net losses in each year. Furthermore, our funding of working capital and current and future operating losses may require additional capital investment. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

The following is a table summarizing our significant commitments as of December 31, 2002, consisting of debt payments related to convertible notes payable and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Convertible Notes Payable	Operating Leases
2003	$48,630	$35,055
2004	86,047	—
2005	89,552	—
2006	6,042,243	—
2007	96,998	—
Thereafter	3,541,572	—

Total commitments	$9,905,042	$35,055

The convertible notes payable consist of $5,949,042 payable to Forsythe, $3,500,000 payable to investors and $400,000 payable to Donald Sledge, the former Chairman and CEO of Ratexchange. In November 2002, we acquired from Forsythe the right to retire the convertible promissory note payable at a significant discount. We purchased a call option from Forsythe in exchange for 500,000 shares of our common stock. Upon the exercise of the call option, the convertible note payable will be cancelled and Forsythe will receive the following restructured consideration in full and complete satisfaction of all obligations owed to Forsythe: (i) $500,000 in cash; (ii) 2,000,000 shares of our common stock; and (iii) a new $1,000,000 promissory note bearing interest at 3.5% per annum payable quarterly in cash, maturing on December 31, 2005. The Option, if not exercised, will expire on June 30, 2003. The information presented in the table above does not reflect the modification to the Forsythe obligation. On March 26, 2003, we modified the terms of the note payable to Mr. Sledge. The parties have agreed to convert the principle and interest due at the May 2003 maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%. The information presented in the table above reflects the modified terms of this note.

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of this standard will have a material effect on our financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 is effective for financial statements issued on or after May 15, 2002. The adoption of this standard did not have a material effect on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31,

2002. We do not believe the adoption of this standard will have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of the standard did not have a material effect on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities, or VIEs, created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We do not believe the adoption of this standard will have a material effect on our financial position or results of operations.

Quarterly Financial Data

The table below sets forth the operating results represented by certain items in our statements of operations for each of the eight quarters in the period ended December 31, 2002. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2002
	1st	2nd	3rd	4th
Revenue	$592,393	$2,008,727	$2,427,673	$1,440,701
Operating expenses	1,596,838	2,406,956	2,344,633	1,994,820
Operating income (loss)	(1,004,445)	(398,229)	83,040	(554,119)
Loss from continuing operations	(1,352,721)	(749,856)	(179,626)	(859,596)
Net loss	(1,615,564)	(749,856)	(179,626)	(859,596)
Basic and diluted net loss per common share	$(0.09)	$(0.04)	$(0.01)	$(0.04)

	2001
	1st	2nd	3rd	4th
Revenue	$39,828	$70,516	$65,439	$29,719
Operating expenses	7,586,910	5,460,002	13,064,780	1,983,808
Operating loss	(7,547,082)	(5,389,486)	(12,999,341)	(1,954,089)
Loss from continuing operations	(7,941,079)	(5,479,028)	(13,195,743)	(2,683,635)
Net loss	(7,641,079)	(5,675,168)	(13,371,493)	(3,384,436)
Basic and diluted net loss per common share	$(0.43)	$(0.32)	$(0.75)	$(0.19)

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including reports we incorporate by reference, you should consider the following factors before investing in our securities.

It is difficult to evaluate our business and prospects because we have a limited operating history.

In December 2001, we acquired a securities broker-dealer firm and created RTX Securities Corporation, a wholly-owned subsidiary, that began actively engaging in providing securities brokerage and investment banking services in January 2002. This is an entirely new business for us, and is a complete break with the business previously engaged in by us, the bandwidth brokerage business. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

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

If we do achieve a positive cash flow and profitability, we cannot be certain that we will be able to sustain or increase them on a quarterly or annual basis in the future. Our inability to achieve or maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business expectations, which makes our ability to successfully implement our business plan uncertain.

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

We have incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $3,405,000, $30,072,000 and $44,729,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and negative cash flow from operations of $3,434,000, $13,360,000 and $17,161,000 in 2002, 2001 and 2000, respectively. At December 31, 2002, our accumulated deficit since inception was $91,325,000. We expect operating losses and negative cash flow to continue for the foreseeable future. We may never achieve a positive cash flow and profitability and even if we do, we may not sustain or increase them on a quarterly or annual basis in the future. If we are unable to achieve and sustain a positive cash flow and profitability, we may be unable to continue our operations.

The markets for securities brokerage and investment banking services are highly competitive. If we are not able to compete successfully against current and future competitors, our business and results of operations will be adversely affected.

We are engaged in the highly competitive financial services and investment industries. We compete directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, smaller niche players, and those offering competitive services via the Internet. Many competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital.

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

We may experience reduced revenues due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform.

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

We may experience significant losses if the value of our principal, trading and investment activities deteriorates.

We conduct securities trading, market-making and investment activities for our own account, which subjects our capital to significant risks. These risks include market, credit, counterparty and liquidity risks, which could result in losses for us. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price.

We may experience significant fluctuations in our quarterly operating results due to the nature of our business and therefore may fail to meet profitability expectations.

Our revenues and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

•	the level of institutional brokerage transactions and the level of commissions we receive from those transactions;

•	the valuations of our principal investments;

•	the number of capital markets transactions completed by our clients, and the level of fees we receive from those transactions; and

•	variations in expenditures for personnel, consulting and legal expenses, and expenses of establishing new business units, including marketing and technology expenses.

We record our revenues from a capital markets advisory transaction only when we have rendered the services and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results.

We have registered one of our subsidiaries as a securities broker-dealer and, as such, are subject to substantial regulations. If we fail to comply with these regulations, our business will be adversely affected.

Because we have registered RTX Securities with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc., or NASD, as a securities broker-dealer, we are subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker- dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The Securities and Exchange Commission is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the NASD and national securities exchanges. The NASD is our primary self-regulatory organization. These self-regulatory organizations adopt rules, which are subject to SEC approval, that govern the industry and conduct periodic examinations of member broker-dealers. Broker- dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. If we fail to comply with these rules and regulations, our business may be materially and adversely affected.

The regulatory environment in which we operate is also subject to change. Our business may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or the NASD. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and the NASD.

Our business may suffer if we lose the services of our executive officers or operating personnel.

We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer, for our future success. We currently have an employment agreement with Mr. Merriman, which ends on October 8, 2003, but can be terminated by either party on 60 days’ notice. The agreement contains provisions that obligate us to make certain payments to Mr. Merriman and substantially reduce vesting periods of options granted to him if we should terminate him without cause or certain events resulting in a change of control of our board were to occur.

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

Our business may suffer if we can not recruit or retain skilled professionals.

We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations. During 2002, one sales professional accounted for 66% of our revenue from continuing operations.

We are able to recruit and retain investment banking, research and sales and trading professionals, in part because our business model provides that we pay our revenue producing employees a percentage of their earned revenue. Compensation and benefits is our largest expenditure and this variable compensation component represents a significant proportion of this expense. Compensation for our employees is derived as a percentage of our revenue regardless of the profitability of the Company. Therefore, we may continue to pay individual revenue producers, including officers of the Company acting in a revenue producing capacity, a significant amount of cash compensation as the overall business experiences negative cash flows and/or net losses. We may not be able to recruit or retain revenue producing employees if we modify or eliminate the variable compensation component from our business model.

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

We are highly dependent on proprietary and third-party systems, therefore system failures could significantly disrupt our business.

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers. Any failure or interruption of our systems, the systems of our clearing broker or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results.

In addition, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that our or our clearing brokers’ back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

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

We may be subject to claims relating to information that is posted or made available on our web site, including claims for defamation, obscenity, negligence, or copyright or trademark infringement. We also may be subject to claims based on the nature, publication or distribution of our content or based on errors or false or misleading information provided on our web site or other third-party posting locations. Although we have commercial general liability insurance with $1 million coverage per occurrence and $2 million in the aggregate, an umbrella policy with $5 million of coverage and errors and omissions and directors and officers coverage, awards may exceed policy amounts. Our insurance may not provide for coverage for certain of these types of claims and, therefore, may not adequately protect us against them. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. Our business, results of operations and financial condition could be materially and adversely affected if any of these events occur.

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

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.

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

Issues related to Arthur Andersen LLP may impede our ability to access the capital markets.

If the SEC ceases accepting financial statements audited by Arthur Andersen LLP, we would be unable to access the public capital markets unless Ernst & Young LLP, our current independent accounting firm, or another independent accounting firm, is able to audit the financial statements originally audited by Arthur Andersen LLP. In addition, investors in any subsequent offerings for which we use Arthur Andersen LLP’s audit reports will not be entitled to recovery against Arthur Andersen LLP under Section 11 of the Securities Act for any material misstatements or omissions in those financial statements. Furthermore, Arthur Andersen LLP will be unable to participate in the “due diligence” process that would customarily be performed by potential investors in our securities, which process includes having Arthur Andersen LLP perform procedures to assure the continued accuracy of its report on our audited financial statements and to confirm its review of unaudited interim periods presented for comparative purposes. As a result, we may not be able to bring to the market successfully an offering of our securities. Consequently, our financing costs may increase or we may miss attractive market opportunities.

Because our board can issue common stock without stockholder approval, you could experience substantial dilution.

Our board of directors has the authority to issue up to 300,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval in certain circumstances. Future issuance of additional shares of our common stock could be at values substantially below the price at which you may purchase our stock and, therefore, could represent further substantial dilution. In addition, our board could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $14.40 per share, represent approximately 31% of our total outstanding stock on a fully diluted basis. The exercise of all of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in equity prices, interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, trading or any other purpose.

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading activities. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. The effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable and could be positive or negative, depending on the positions we hold at the time. We do not establish hedges in related securities or derivatives.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this report:

•	Report of Ernst & Young LLP, Independent Auditors

•	Report of Independent Public Accountants

•	Consolidated Statements of Operations

•	Consolidated Statements of Financial Condition

•	Consolidated Statements of Stockholders’ Deficit

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Ratexchange Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Ratexchange Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2001 and 2000 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revisions described in Notes 10 and 13 to the consolidated financial statements, in their report dated February 26, 2002.

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

In our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Ratexchange Corporation and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

San Francisco, California

March 26, 2003

NOTE: This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Ratexchange Corporation’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K and the 2001 financial statements have been revised as described in Notes 10 and 13 to the consolidated financial statements. See Item 9 in Part II of this Form 10-K for further discussion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

of Ratexchange Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Ratexchange Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

San Francisco, California

February 26, 2002

RATEXCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2002	2001	2000
Revenue:
Commissions	$5,658,187	$—	$—
Principal transactions	467,573	—	—
Investment banking	313,967	—	—
Other	29,767	205,502	91,223

Total revenue	6,469,494	205,502	91,223
Operating expenses:
Compensation and benefits (inclusive of non-cash expenses of $244,109 in 2002, $4,685,354 in 2001, and $15,573,926 in 2000)	5,177,286	7,424,188	20,893,310
Brokerage and clearing fees	987,051	—	—
Professional services	565,240	2,334,237	4,886,605
Occupancy and equipment	238,876	4,629,417	12,255,019
Communications and technology	367,357	301,981	191,865
Depreciation and amortization	394,188	1,546,741	222,115
Write-down of software assets	—	3,010,371	—
Settlement of lease obligations	—	7,315,360	—
Other	613,249	1,533,205	3,743,149

Total operating expenses	8,343,247	28,095,500	42,192,065

Operating loss	(1,873,753)	(27,889,998)	(42,100,842)
Interest income	45,345	324,677	1,017,482
Interest expense	(1,364,903)	(339,213)	(1,822,659)
Other income (expense), net	51,512	(1,394,951)	(1,822,875)

Loss from continuing operations	(3,141,799)	(29,299,485)	(44,728,894)
Loss from discontinued operations	(262,843)	(772,691)	—

Net loss	$(3,404,642)	$(30,072,176)	$(44,728,894)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.17)	$(1.62)	$(2.69)

Loss from discontinued operations	$(0.01)	$(0.04)	$—

Net loss	$(0.18)	$(1.66)	$(2.69)

Weighted average number of common shares	20,303,927	18,223,546	16,633,611

The accompanying notes are an integral part of these consolidated financial statements.

RATEXCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2002	2001
ASSETS

Cash and cash equivalents	$1,402,627	$4,358,091
Securities owned:
Marketable, at fair value	764,421	—
Not readily marketable, at estimated fair value	16,067	—
Restricted cash	610,240	—
Due from clearing broker	124,053	—
Accounts receivable, net of allowance for doubtful accounts of $7,500	27,661	—
Equipment and fixtures, net	49,216	674,618
Debt issuance costs	612,673	658,434
Prepaid expenses and other assets	162,169	212,050
Assets of discontinued operations	—	1,603,588

Total assets	$3,769,127	$7,506,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$112,041	$401,505
Commissions payable	325,351	—
Accrued liabilities	342,454	1,164,866
Due to clearing and other brokers	63,550	—
Convertible notes payable, net	8,455,085	8,141,704
Liabilities of discontinued operations	—	1,240,439

Total liabilities	9,298,481	10,948,514

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 60,000,000 shares authorized; 499,999 and 2,000,000 shares issued and outstanding as of December 31, 2002 and 2001; aggregate liquidation preference of $1,829,400	50	200
Common stock, $0.0001 par value; 300,000,000 shares authorized; 23,521,580 and 18,948,204 shares issued and outstanding as of December 31, 2002 and 2001, respectively	2,352	1,895
Additional paid-in capital	85,793,013	84,286,813
Accumulated deficit	(91,324,769)	(87,730,641)

Total stockholders’ deficit	(5,529,354)	(3,441,733)

Total liabilities and stockholders’ deficit	$3,769,127	$7,506,781

The accompanying notes are an integral part of these consolidated financial statements.

RATEXCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Receivable From Stockholders	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	14,087,425	$1,409	$13,225,824	$(12,664,654)	$—	$(243,750)	$318,829
Net loss	—	—	—	—	—	(44,728,894)	—	—	(44,728,894)
Change in unrealized loss on securities	—	—	—	—	—	—	—	(470,763)	(470,763)

Comprehensive loss									(45,199,657)

Common stock and warrants issued in connection with financing	—	—	3,128,329	313	33,839,873	—	—	—	33,840,186
Common stock and warrants issued in connection with settlement of dispute	—	—	227,000	22	2,028,372	—	—	—	2,028,394
Repurchase of common stock for stock purchase loan program	—	—	(80,000)	(8)	(433,881)	—	—	—	(433,889)
Common stock issued to employees pursuant to stock purchase loan program	—	—	102,712	10	487,183	—	(487,193)	—	—
Repurchase of common stock from employees pursuant to stock purchase loan program	—	—	(22,712)	(2)	(123,530)	—	123,532	—	—
Exercise of stock options and warrants	—	—	340,450	34	1,216	—	—	—	1,250
Stock options and warrants granted or modified	—	—	—	—	23,107,833	—	—	—	23,107,833

Balance, December 31, 2000	—	—	17,783,204	1,778	72,132,890	(57,393,548)	(363,661)	(714,513)	13,662,946
Net loss	—	—	—	—	—	(30,072,176)	—	—	(30,072,176)
Change in unrealized loss on securities	—	—	—	—	—	—	—	714,513	714,513

Comprehensive loss									(29,357,663)

Preferred stock issued	2,000,000	200	—	—	4,383,600	—	—	—	4,383,800
Preferred stock dividend	—	—	—	—	264,917	(264,917)	—	—	—
Common stock issued for services	—	—	545,000	55	259,645	—	—	—	259,700
Repurchase of common stock from employees pursuant to stock purchase loan program	—	—	(80,000)	(8)	(363,653)	—	363,661	—	—
Stock options and warrants granted or modified	—	—	—	—	4,368,635	—	—	—	4,368,635
Common stock earned by RMG principals	—	—	700,000	70	933,547	—	—	—	933,617
Beneficial conversion feature and stock warrants issued in connection with convertible notes payable	—	—	—	—	2,307,232	—	—	—	2,307,232

Balance, December 31, 2001	2,000,000	200	18,948,204	1,895	84,286,813	(87,730,641)	—	—	(3,441,733)
Net loss	—	—	—	—	—	(3,404,642)	—	—	(3,404,642)
Preferred stock dividend	—	—	—	—	189,486	(189,486)	—	—	—
Conversion of preferred stock to common	(1,500,001)	(150)	1,500,001	150	—	—	—	—	—
Issuance of common stock	—	—	3,073,375	307	1,146,693	—	—	—	1,147,000
Issuance of stock warrants	—	—	—	—	39,814	—	—	—	39,814
Stock options issued or modified	—	—	—	—	130,207	—	—	—	130,207

Balance, December 31, 2002	499,999	$50	23,521,580	$2,352	$85,793,013	$(91,324,769)	$—	$—	$(5,529,354)

The accompanying notes are an integral part of these consolidated financial statements.

RATEXCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(3,404,642)	$(30,072,176)	$(44,728,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	394,188	1,546,741	222,115
Common stock issued for services	378,822	1,193,317	—
Stock options and warrants granted or modified	170,021	4,025,654	26,866,761
Note payable issued in connection with employee severance	—	400,000	—
Amortization of discounts on convertible notes payable	313,381	68,637	—
Amortization of debt issuance costs	68,261	5,487	—
(Gain) loss on settlement of obligations	(572,690)	7,315,360	—
Gain on sales of equipment and fixtures	(209,760)	—	—
Write-down of equipment and fixtures	240,137	3,235,454	—
Provision for doubtful accounts	7,500	—	—
Common stock received for services	(17,717)	—	—
Loss on securities	89,628	744,197	—
Changes in operating assets and liabilities:
Marketable securities owned	(852,399)	—	—
Restricted cash	(610,240)	—	—
Due from clearing broker	(124,053)	—	—
Accounts receivable	(35,161)	41,170	—
Prepaid expenses and other assets	134,881	368,921	(281,581)
Accounts payable	283,226	(1,137,405)	760,814
Commissions payable	325,351	—	—
Accrued liabilities	(139,234)	(732,155)	—
Due to clearing and other brokers	63,550	—	—
Assets and liabilities of discontinued operations	63,149	(363,149)	—

Net cash used in operating activities	(3,433,801)	(13,359,947)	(17,160,785)
Cash flows from investing activities:
Purchase of equipment and fixtures	(10,063)	(1,019,019)	(1,435,112)
Proceeds from sale of equipment and fixtures	210,900	1,422,179	—
Purchase of marketable securities	—	—	(32,975,313)
Proceeds from sale of marketable securities	—	12,094,951	20,767,415
Proceeds from sale of discontinued operations	300,000	—	—

Net cash (used in) provided by investing activities	500,837	12,498,111	(13,643,010)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	—	30,135,902
Convertible notes payable and other debt, net	(22,500)	3,604,775	1,090,000
Proceeds from notes receivable	—	—	1,590,319
Repayment of promissory notes	—	(500,000)	—
Loan to employee stock purchase program	—	—	(433,889)

Net cash (used in) provided by financing activities	(22,500)	3,104,775	32,382,332

(Decrease) increase in cash and cash equivalents	(2,955,464)	2,242,939	1,578,537
Cash and cash equivalents at beginning of year	4,358,091	2,115,152	536,615

Cash and cash equivalents at end of year	$1,402,627	$4,358,091	$2,115,152

RATEXCHANGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year ended December 31,
	2002	2001	2000
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$421,624	$22,151	$164,671
Income taxes	$7,200	$—	$—
Non-cash investing and financing activities:
Preferred stock issued to purchase equipment and fixtures	$—	$4,383,800	$—
Preferred stock dividends	$189,486	$$264,917	$—
Common stock issued to settle accrued liabilities and loans	$683,178	$—	$1,975,000
Warrants issued in connection with debt issuance	$—	$$268,696	$—
Stock options issued for purchase of equipment and fixtures	$—	$$74,285	$—
Beneficial conversion feature and stock warrants issued in connection with convertible notes payable	$—	$2,307,232	$—
Conversion of preferred stock to common stock	$150	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

Ratexchange Corporation is a securities broker-dealer and investment bank focused on emerging growth companies and growth-oriented institutional investors. The Company provides sales and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. RTX Securities Corporation, a wholly-owned subsidiary, is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc.

Ratexchange Corporation, also referred to as Ratexchange or the Company, formerly NetAmerica.com Corporation and formerly Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. In July 2000, the Company’s common stock was listed on the American Stock Exchange and currently trades under the symbol “RTX”. The Company’s corporate office is located in San Francisco, California.

In April 2001, the Company formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary. RMG provided risk management solutions through the use of derivative trading strategies through April 2002, when it was sold. In December 2001, the Company acquired Instream Securities, Inc. and changed the name of the entity to RTX Securities Corporation.

Since inception, the Company has generated significant recurring losses. Successful completion of the Company’s development activities and, ultimately, the attainment of profitable operations are dependent upon future events, implementing and successfully executing its business and marketing strategy, increasing its customer base, and hiring and retaining qualified personnel. Negative developments in any of these conditions could have a material adverse effect on the Company’s business, financial condition and results of operations.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2002, Ratexchange Corporation has two wholly owned U.S. subsidiaries which have been consolidated in the accompanying financial statements. The subsidiaries include Ratexchange I, Inc. and RTX Securities Corporation, or RTX Securities. As of December 31, 2001, Ratexchange had two additional subsidiaries, RMG and Xpit Corporation, or Xpit. RMG was sold in 2002 and Xpit was dissolved in 2002. The consolidated financial statements include the accounts of Ratexchange and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Securities Owned

In 2002, the Company adopted broker-dealer accounting and as such, securities owned by the Company are carried at market value based on quoted market prices, with unrealized gains and losses included in the statement of operations as a component of principal transaction revenue. The cost basis of each investment sold is specifically identified for purposes of computing realized gain and losses.

In connection with certain capital markets advisory services, the Company has received and holds common stock and stock warrants of the issuing companies. The Company discounts the market value of its securities owned that contain sale restrictions. Warrants to purchase stock in public and private companies that are owned

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company are carried at the estimated fair value. The Company estimates the fair value of the warrants using a Black-Scholes valuation model, with unrealized gains and losses included in the statement of operations as a component of principal transaction revenue in 2002.

Prior to 2002, securities owned by the Company were classified as available-for-sale and reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss. Realized gains or losses and declines in value determined to be other than temporary, if any, on available-for-sale securities were reported in other operating income or expense as incurred.

Equipment and Fixtures

Equipment and fixtures are reported at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over useful lives of three to five years. Qualifying costs incurred in the development of internal-use software are capitalized and are amortized over the useful life of the developed software, generally not exceeding three years.

Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. When assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Institutional Brokerage Revenues

Agency commission revenue includes revenue resulting from executing stock exchange-listed securities, over-the counter securities and other transactions as agent. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in Nasdaq-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Revenue generated from institutional brokerage transactions and related expenses are recorded on a trade date basis.

Investment Banking Revenues

Investment banking revenue represents fees earned from private placement offerings, mergers and acquisitions, financial restructuring and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered and the client is contractually obligated to pay. Certain fees received in advance of services rendered are recognized as revenue over the service period.

Stock-Based Compensation

The Company uses the intrinsic value-based method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock-based compensation. Accordingly, compensation cost is recorded on the date of grant to the extent the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. Such compensation cost is amortized on a straight-line basis over the vesting period of the

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual award. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and Issue No. 96-18 of the Emerging Issues Task Force. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee.

The Company adopted SFAS No. 148 during 2002 which requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. For disclosures required by SFAS No. 148, see Note 7.

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

Net Loss Per Share

Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders (net loss after subtracting dividends due on preferred stock) by the weighted average number of common shares outstanding for the period. Diluted net loss per common share includes the impact of dilutive securities such as stock options. There was no difference between basic and diluted net loss per share for all periods presented since the impact of potentially dilutive securities was anti-dilutive.

Comprehensive Loss

Prior to 2002, comprehensive loss includes the net loss reported in the statements of operations and changes in the fair value of investments classified as available for sale, which is reported as a component of stockholders’ equity (deficit). In 2002, the Company adopted broker-dealer accounting for securities owned, with unrealized gains and losses included in the statements of operations.

Concentrations

Substantially all of the Company’s cash and cash equivalents are held at two major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

During 2002, one customer accounted for 35% of our revenue from continuing operations, while in 2001, four customers accounted for 97% of our revenue from continuing operations. During 2002, one sales professional accounted for 66% of our revenue from continuing operations.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include securities owned, cash deposited with clearing organizations, receivables, accounts payable, and other accrued expenses, approximate

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their fair values due to their short maturities. The fair value of the Company’s long-term convertible notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

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

Reclassification

Certain prior year amounts have been reclassified to conform with current year financial statement presentation. These reclassifications had no impact on previously reported net loss or total stockholders’ equity.

Newly Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. SFAS 145 is effective for financial statements issued on or after May 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies previous guidance on accounting for costs associated with exit or disposal activities and requires a liability for these costs to be recognized and measured at its fair value in the period in which the liability is incurred. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of this standard will have a material effect on the Company’s financial position or results of operations.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities, or VIEs, created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. Management does not believe the adoption of this standard will have a material effect on the Company financial position or results of operations.

3.    Securities Owned

As part of its trading activities, the Company provides to clients, brokerage and dealing services for equity and debt securities. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions. As of December 31, 2002, fair value of equity securities owned by the Company was approximately $764,000.

Securities owned that are not readily marketable consisted of common stock held with sale restrictions. As of December 31, 2002, the discounted fair value of restricted common stock owned by the Company was approximately $16,000.

4.    Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2002	2001
Computer equipment	$154,399	$158,659
Software	125,664	1,042,444
Furniture and equipment	6,071	6,071

	286,134	1,207,174
Less accumulated depreciation	(236,918)	(532,556)

	$49,216	$674,618

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 14, the Company purchased software assets in connection with the purchase of Xpit.com, Inc., amounting to $5.5 million during 2001 and later sold these assets during the same year. Depreciation expense related to the software assets during 2001 amounted to $1,026,000. In 2001, the Company disposed of equipment and fixtures that were not expected to be used in the Company’s operations with a cost basis of $455,000 and accumulated depreciation of $230,000. In 2002, the Company disposed of equipment and fixtures with a cost basis of $913,000 and accumulated depreciation of $673,000 that was not expected to be used in the Company’s operations.

5.    Convertible Notes Payable

In November and December 2001, Ratexchange completed private offerings of convertible notes, in an aggregate principal amount of $3.5 million, due December 31, 2011. The notes bear interest at 12% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning April 1, 2002. The notes may be converted into shares of Ratexchange’s common stock at the election of the holder anytime before their maturity or their prior redemption or repurchase by the Company. The conversion rate is 2,703 shares of the Company’s common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. The Company has the option to redeem all or a portion of the notes that have not been previously converted subsequent to (i) the registration under the Securities Act of 1933 of the common stock underlying the notes and (ii) the common stock achieving a closing price at or above $1.59 for 20 consecutive trading days.

In connection with this financing transaction, the Company granted to the convertible note investors warrants to purchase a total of 1,000,000 shares of common stock at $0.37 per share. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature in the amount of $242,000 and $333,000, respectively. The discounts are being amortized over the ten-year term using the effective interest method. Amortization of discounts during 2002 and 2001 was approximately $57,000 and $2,000, respectively. Debt issuance costs amounting to $664,000, includes the fair value of warrants issued to the placement agent to purchase a combination of the Company’s convertible notes or common stock, plus stock warrants. The debt issuance costs are being amortized over a ten-year term using the straight-line method. Amortization of debt issuance costs during 2002 and 2001 was approximately $68,000 and $5,000, respectively.

As discussed in Note 11, Forsythe McArthur & Associates, or Forsythe, agreed to forego all amounts owed by Ratexchange under a lease obligation in exchange for a convertible note payable and stock warrants. The Company issued a convertible note dated September 1, 2001, in an aggregate principal amount of $5.9 million, due August 31, 2006. The note bears interest at 9% per annum payable March 31, June 30, September 30 and December 31 of each year beginning March 31, 2002 and may be paid in cash, Ratexchange’s common stock or a combination of both at the discretion of the Company. The note may be converted into shares of common stock on election of Forsythe at August 31, 2006 with a conversion price equal to 80% of the closing market price of the common stock.

In connection with the convertible note, the Company granted to Forsythe a warrant to purchase 520,833 shares of common stock at $0.48 per share. The convertible note is presented in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrant and beneficial conversion feature of $122,000 and $1,078,000, respectively. The discounts are being amortized over the five-year term using the effective interest method. Amortization of discounts during 2002 and 2001 was approximately $240,000 and $67,000, respectively.

In November 2002, the Company acquired from Forsythe the right to retire the convertible promissory note payable at a significant discount. The Company purchased a call option from Forsythe in exchange for 500,000

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of Ratexchange common stock. Upon the exercise of the call option, the convertible note payable will be cancelled and Forsythe will receive the following restructured consideration in full and complete satisfaction of all obligations owed to Forsythe: (i) $500,000 in cash; (ii) 2,000,000 shares of Ratexchange common stock; and (iii) a new $1,000,000 promissory note bearing interest at 3.5% per annum payable quarterly in cash, maturing on December 31, 2005. The Option, if not exercised, will expire on June 30, 2003. Using the closing price of the Ratexchange common stock on November 20, 2002, the total value of the consideration that would be provided to Forsythe to retire the convertible note payable, assuming the Company had exercised the option, was approximately $1,925,000.

During 2001, the Company renegotiated the severance terms included in its employment agreement with Donald Sledge, the former Chairman and CEO of Ratexchange. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due May 2003. Interest is payable at the maturity of the two-year term. The note may be converted into shares of Ratexchange’s common stock at the election of Mr. Sledge anytime before its maturity or its prior repurchase by the Company. The conversion rate is 364 shares per each $1,000 principal amount of note, subject to adjustment in certain circumstances. On March 26, 2003, the Company and Mr. Sledge agreed to convert the principle and interest due at maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%.

Interest payable in connection with the convertible notes described above is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2002 and 2001, interest payable amounted to $150,000 and $234,000, respectively.

6.    Stockholders’ Equity (Deficit)

Preferred Stock

In April 2001, the Company issued 2,000,000 shares of Series A convertible preferred stock at a price of $2.19 per share in connection with the purchase of Xpit.com, Inc. (see note 14). During 2002, stockholders of the Company’s Series A preferred stock converted 1,500,001 shares into common stock.

The rights, preferences, and privileges of the holders of Series A convertible preferred stock are as follows:

•	Each share of preferred stock is convertible into one share of common stock on election of the holders, subject to certain antidilutive adjustments;

•	Shares of preferred stock automatically convert to common stock on the first date after which all of the following conditions are satisfied (i) the fourth anniversary of the Xpit purchase has occurred, (ii) the Company’s common stock is publicly traded on a national exchange, and (iii) the closing price of the Company’s common stock is equal to or exceeds $6.00 per share for ten consecutive trading days;

•	Series A convertible preferred stock is not redeemable by the Company;

•	Holders of preferred stock are entitled to dividends of additional shares of Series A convertible preferred stock at the rate of 6% per annum;

•	Preferred stock votes equally with the shares of common stock on an “as-if-converted” basis; and

•	Holders of preferred stock have a liquidation preference of $2.75 per share, or $5.5 million, plus all declared but unpaid dividends. As of December 31, 2002, the Company had not issued additional shares of Series A preferred stock to the holders entitled to a dividend, however these shares are assumed outstanding in the calculation of the liquidation preference and are reflected in the statements of stockholders’ deficit as a reduction in accumulated deficit and increase in additional paid-in capital.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

During 2002, the Company issued 1,885,290 shares of common stock to Forsythe for interest expense, 449,876 shares of common stock in connection with RMG achieving specified revenue milestones, and 204,175 shares of common stock to employees and third parties for services rendered. During 2001, the Company issued 700,000 shares of common stock in connection with RMG, 170,000 shares to employees in lieu of salaries and 375,000 shares to third parties for services rendered and to settle lease obligations. During 2000, the Company raised $30,135,000 by issuing 2,733,329 shares of restricted common stock in a private placement. The Company raised $2,000,000 in short-term bridge loans between December 1999 and February 2000. In 2000, the Company offered stock warrants to investors that converted their loans into common stock at $5.00 per share. As a result, 395,000 shares of common stock were issued in connection with the conversion of debt to equity. The stock warrants, valued at $1,602,000 were classified as interest expense. Additionally, 227,000 shares were issued to settle third party obligations.

7.    Stock-Based Compensation

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan and 2001 Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2001 and 2000 there were no shares subject to repurchase.

As of December 31, 2002, there were 13,000,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of December 31, 2002, 2,062,111 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans.

The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements for employees, whereby compensation cost is measured to the extent that the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In 2000, the Company granted to employees stock options to purchase 4,015,000 shares with intrinsic value. These amounts are being amortized on a straight-line basis over the vesting period, generally one year or four years. Compensation expense resulting from option grants with intrinsic value amounted to $130,000, $1.4 million and $12.5 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, the unamortized expense attributed to option grants with intrinsic value was $146,000.

During 2001 and 2000, certain employees who were terminated received an extension to the period of time their vested stock options were exercisable. This modification to the stock options grants resulted in additional compensation expense for the Company in the amount of $547,000 and $1,046,000 in 2001 and 2000, respectively.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity is as follows:

	2002		2001		2000
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	10,668,149	$3.63	10,582,772	$4.62	2,990,000	$2.23
Granted	6,448,104	0.41	2,878,090	1.35	8,516,900	5.47
Exercised	—	—	—	—	25,000	0.05
Canceled	4,453,364	3.48	2,792,713	5.08	899,128	4.84

Outstanding at end of year	12,662,889	2.04	10,668,149	3.63	10,582,772	4.62

Exercisable at end of year	7,980,022	2.70	8,597,855	3.80	4,819,767	4.12

Stock Warrants

In September 2000, the Company entered into an alliance agreement with Amerex Bandwidth, Ltd. Under this agreement, Amerex brokers would execute trades for the sales or purchase of telecommunications capacity and/or other telecommunications-related products over the Company’s electronic trading system and Ratexchange would share in the revenues generated by the electronic trading system. In connection with this agreement, the Company issued to Amerex warrants to purchase an aggregate of 2,300,000 shares of common stock with a fair market value of $7,368,000, which was charged to expense in 2000.

Two stock warrants, one for 300,000 shares and one for 500,000 shares, with exercise prices of $4.47 and $4.70 per share, are currently exercisable by Amerex. The remaining three stock warrants each for 500,000 shares and with exercise prices of $4.92 per share, $5.14 per share and $5.37 per share, will become exercisable upon the earlier of September 2005 or Amerex executing a specified volume of transactions over the Company’s online electronic trading system of $2 million, $5 million and $10 million, respectively. The stock warrants expire in September 2005.

During 2002, 2001 and 2000, the Company issued stock warrants to third-party service providers and in connection with the settlement of contractual obligations. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and EITF Issue No. 96-18. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee. During 2002, 2001 and 2000, the expense resulting from the issuance of these stock warrants was $40,000, $2,388,000 and $2,171,000, respectively.

As discussed in Note 5, the Company also issued stock warrants in connection with the convertible notes payable to Forsythe and the private financing investors during 2001. Stock warrants were also issued to the placement agent of the private financing. Such amounts are charged to expense as described in Note 5.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock warrant activity is as follows:

	2002		2001		2000
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	8,054,376	$5.91	5,472,043	$8.41	625,000	$1.74
Granted	210,000	0.30	2,582,333	0.94	5,172,043	8.58
Exercised	—	—	—	—	325,000	0.80
Canceled	493,750	5.00	—	—	—	—

Outstanding at end of year	7,770,626	5.82	8,054,376	5.91	5,472,043	8.41

Exercisable at end of year	6,270,626	5.73	6,554,376	6.09	3,955,043	9.67

Stock Options and Warrants Outstanding

Summary of the outstanding stock options and warrants issued to employees and non-employees as of December 31, 2002 were as follows:

	Outstanding			Exercisable
Range of exercise prices	Warrants/ Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Warrants/ Options	Weighted Average Exercise Price
Employees
$ 0.18-$ 1.00	6,861,312	$0.41	8.5	3,363,863	$0.42
$ 1.01-$ 2.00	333,099	$1.40	3.9	333,099	$1.40
$ 2.01-$ 4.00	3,078,612	$3.04	6.4	2,328,612	$2.99
$ 4.01-$ 6.00	126,139	$5.37	1.4	94,888	$5.27
$ 6.01-$ 7.00	1,750,000	$7.00	1.5	1,720,833	$7.00

Employees	12,149,162			7,841,295

Non-employees
$ 0.23-$ 1.00	2,388,833	$0.38	3.2	2,013,833	$0.41
$ 1.01-$ 4.00	1,316,451	$2.27	2.2	1,316,451	$2.27
$ 4.01-$ 7.00	2,525,396	$4.96	2.8	1,025,396	$4.69
$ 7.01-$12.00	—	$—	—	—	$—
$12.01-$14.40	2,053,673	$14.18	0.6	2,053,673	$14.18

Non-employees	8,284,353			6,409,353

Total	20,433,515			14,250,648

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Stock-Based Compensation

Had compensation cost for the Company’s stock options been determined based on the fair value method of accounting for stock-based compensation consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated below:

	2002	2001	2000
Net loss
As reported	$(3,404,642)	$(30,072,176)	$(44,728,894)

Pro forma	$(6,794,254)	$(37,037,238)	$(56,341,485)

Net loss per common share (basic and diluted)
As reported	$(0.18)	$(1.66)	$(2.69)

Pro forma	$(0.33)	$(2.03)	$(3.39)

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

The weighted average fair value of each option and warrant granted in 2002 was $0.22 and $0.25, respectively. The weighted average fair value of each option and warrant granted in 2001 was $0.51 and $0.51, respectively. The weighted average fair value of each option and warrant granted in 2000 was $2.94 and $4.35, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

	2002	2001	2000
Risk-free interest rate	2.42%	3.94%	6.23%
Dividend yield	—	—	—
Volatility	100%	100%	100%
Average expected term (years)	2.0	2.0	2.0

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimates.

8.    Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during 2002, 2001 and 2000.

In May 2002, the stockholders approved the Company’s 2002 Employee Stock Purchase Plan, or ESPP, under which 1,050,124 shares of common stock have been reserved for issuance. Eligible employees may

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase a limited number of shares of the Company’s stock at 85% of the market value at certain plan-defined dates. During 2002, there were no shares of common stock issued under the ESPP.

During 2000, the Company implemented a Stock Purchase Loan Program, or SPLP, for employees. The SPLP permitted employees to purchase, subject to specified limits, common stock of the Company in exchange for a two-year note payable to the Company. The face amount of the notes was non-recourse, while interest, which accrued at 9% per year, was with recourse to the employee. During 2000, the Company purchased 80,000 of its common stock and immediately sold them to employees under the SPLP for notes totaling $487,193. Also during 2000, the Company acquired 22,712 shares of common stock from certain employees who repaid their notes totaling $123,532 and subsequently sold these shares to other employees at the then current market price totaling $53,302. During 2001, all participating employees relinquished their ownership claim to the common stock to extinguish the related loans outstanding. The Company now holds the 80,000 shares as treasury stock and has a basis in them of $363,661.

9.    Income Taxes

No provision for federal income taxes was recorded during the three years ended December 31, 2002 as the Company incurred net operating losses during the period and provided a valuation allowance against its deferred tax assets. Actual income tax expense differs from expected tax benefit computed by applying the statutory federal income tax rate of approximately 34% for the three years ended December 31, 2002, primarily as a result of the change in valuation allowance and stock based compensation.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2002 and 2001 are presented as follows:

	December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryforward	$15,902,955	$12,330,095
Stock options and warrants for services	11,434,668	13,177,848
Start-up expenses	8,093,003	6,612,170
Write-down of equipment	602,963	2,107,872
Other	496,318	212,391

Deferred tax assets	36,529,907	34,440,376
Valuation allowance	(36,529,907)	(34,440,376)

Net deferred tax asset	$—	$—

The net change in the valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $2,090,000 and $9,486,000, respectively. The Company has established a valuation allowance against that portion of deferred tax assets where management has determined that it is more likely than not that the asset will not be realized.

As of December 31, 2002, the Company had a net operating loss carryforward of approximately $39,757,000. If not earlier utilized, the federal net operating loss carryforward will expire in 2022 and the state loss carryforward will expire in 2006.

Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause limitations in the utilization of

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net operating losses include a cumulative stock ownership change of more than 50% over a three year period and other events. Ratexchange has not yet determined if its net operating loss benefit will be limited.

10.    Net Loss per Share

Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and warrants outstanding to purchase 20,433,515 shares of common stock and 499,999 shares of Series A convertible preferred stock at December 31, 2002 were not included in computing diluted loss per share because their effects were anti-dilutive.

	For the Years ended December 31,
	2002	2001	2000
Net loss	$(3,404,642)	$(30,072,176)	$(44,728,894)
Preferred stock dividends	(189,486)	(264,917)	—

Net loss available to common stockholders	$(3,594,128)	$(30,337,093)	$(44,728,894)

Weighted-average number of common shares	20,303,927	18,223,546	16,633,611

Basic and diluted net loss per common share	$(0.18)	$(1.66)	$(2.69)

The weighted average number of common shares outstanding as of December 31, 2001 was revised from 17,913,546 as reported in the prior year to 18,223,546 as a result of adjustments made to the shares outstanding.

11.    Commitments and Contingencies

The Company leases its office space in San Francisco under a noncancelable operating lease which expires in June 2003. Future annual minimum lease payments related to this operating lease as of December 31, 2002 are approximately $35,000 in 2003 and $0 thereafter. Rent expense was approximately $110,000, $459,000 and $2,024,000 in 2002, 2001 and 2000, respectively.

Prior to 2002, the Company had entered into various operating leases associated with its delivery hubs, including various telecommunications routing equipment and other infrastructure. In addition, it had entered into various leases for office space and related office equipment, including computers and software. These operating leases have since been settled or restructured, as described below.

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

In June 2001, the Company and Forsythe entered into a restructure agreement with respect to an equipment lease of delivery hub equipment. The terms of the restructure agreement required twelve monthly payments of $74,056 beginning on May 1, 2001, twelve monthly payments of $148,113 beginning on May 1, 2002 followed by one payment of $4,184,544 on May 1, 2003. In September 2001, Forsythe agreed to allow Ratexchange to withhold scheduled payments through December 31, 2001, subject to a proposed further restructuring of the lease. In November 2001, Forsythe agreed to forego all amounts owed by Ratexchange under the lease obligation in exchange for a convertible note and stock warrants. In November 2001, the Company agreed to issue the convertible note and stock warrants as described more fully in Note 5.

During 2001, the Company also settled claims and additional outstanding lease obligations related to assets and facilities that no longer fit with the revised operating plan. In August 2001, the Company settled its outstanding litigation with Switch and Data Facilities Company. The settlement had a value of $368,000,

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including a cash payment of $250,000 and Ratexchange common stock valued at $118,000. In August 2001, the Company settled its co-location lease with Telecity by providing consideration of $275,000 in cash and an agreement to pay $95,000 over six months in return for elimination of all liabilities related to the lease, which totaled approximately $1.2 million. In November 2001, the Company settled an obligation to Science Applications International Corp. for goods and services associated with delivery hub equipment. The settlement had a value of $158,000, including a cash payment of $50,000 and 175,000 shares of restricted Ratexchange common stock valued at $108,000. The Company had a lease for accounting software that it no longer utilizes. During 2002, the Company settled this obligation for an amount less than the original lease term.

The Company is not currently a defendant or plaintiff in any material lawsuits or arbitration. From time to time, however, the Company is involved as a defendant or plaintiff in various actions that arise in the ordinary course of business. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

12.    Financial Instruments with Off-Balance-Sheet Risk and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2002 and 2001, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

In addition, the Company, from time to time, has sold securities it does not currently own in anticipation of a decline in the fair value of that security (securities sold, not yet purchased). When the Company sells a security short and borrows the security to make a delivery, a gain, limited to the price at which the Company sold the security short, or a loss, unlimited in size, is realized as the fair value of the underlying security decreases or increases, respectively.

Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The Company seeks to control market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity and debt transactions.

Credit Risk

The Company’s broker-dealer subsidiary functions as a introducing broker that places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers.

Through indemnification provisions in agreements with clearing organizations, customer activities may expose the Company to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. The Company seeks to control the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    RMG Partners Corporation

In 2001, the Company formed RMG Partners Corporation as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, had the right to purchase the Company’s interest in RMG for $300,000. In April 2002, BL Partners, LLC exercised its right to purchase RMG in accordance with the terms of the agreement.

RMG represented a component of the Company’s business. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the balances pertaining to RMG have been reclassified in the consolidated financial statements to reflect the disposition of this subsidiary. The revenues, expenses, assets and liabilities, and cash flows of these operations have been segregated in the consolidated financial statements for all periods presented and have been separately reported as “discontinued operations.”

Loss from discontinued operations is comprised of the following revenue and expenses:

	Year Ended December 31,
	2002	2001
Revenue of discontinued operations	$729,946	$1,989,309
Expenses of discontinued operations	(992,789)	(2,768,095)
Interest income of discontinued operations	—	6,095

Loss from discontinued operations	$(262,843)	$(772,691)

The major classes of assets and liabilities of discontinued operations as of December 31, 2001 are as follows:

December 31, 2001
Assets:
Cash and cash equivalents	$1,448,634
Investments	125,000
Other	29,954

Total	$1,603,588

Liabilities:
Accrued liabilities	$1,166,973
Other	73,466

Total	$1,240,439

14.    Xpit Corporation

In March 2001, the Company acquired Xpit.com, Inc., a privately held Idaho Corporation, for approximately $5.5 million in a transaction accounted for under the purchase accounting method as a purchase of assets. The acquisition enabled the Company to offer trading and risk management systems to the futures industry. Under the terms of the transaction, the Company acquired all of the outstanding common shares of Xpit.com, Inc. in exchange for $500,000 in cash, a $500,000 two-year note bearing interest at 7% per year, 2,000,000 shares of convertible preferred stock with a cumulative dividend of 6% based on a share price of $2.75

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share, and $4.9 million in future royalty payments tied to the achievement of Xpit Corporation’s projected revenues from 2001 through 2003. The preferred stock is convertible on a one-for-one basis into common stock of the Company at the discretion of the holders. The acquisition price was allocated primarily to the software technology acquired.

In October 2001, the Company sold all of Xpit’s material assets, including the Ratexchange Futures System, or RFS, to CQG, Inc., a privately-held quotation services company, or CQG. The assets were sold to CQG in exchange for $1.5 million in cash. Additionally, the Company can earn royalties of up to $650,000 over the next four years if CQG achieves future revenue targets via the RFS platform. The Company recorded a $3.0 million loss on the sale of the assets, principally the carrying value of the RFS platform. Additionally, the $500,000 note payable associated with the original Xpit.com, Inc. purchase price was paid in full, plus accrued interest. Net cash proceeds to the Company, after payment of the note and expenses associated with the transaction, were $902,000.

15.    Regulatory Requirements

RTX Securities is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2002, RTX Securities had regulatory net capital, as defined, of $956,000, which exceeded the amount required by $856,000. RTX Securities is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

16.    Related Party Transactions

In October 2001, the Company successfully completed the process of obtaining a broker-dealer license for RMG, a wholly owned subsidiary. Prior to obtaining this broker-dealer license, RMG completed certain of its consulting and risk management transactions through a registered broker-dealer affiliated with the principals of RMG.

As described in Note 5, the Company issued a $400,00 convertible note payable during 2001 to the former Chairman and CEO of Ratexchange in connection with severance teams included in his employment agreement. Mr. Sledge currently serves as a member of the Company’s Board of Directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements for the years ended December 31, 2002 and 2001 included in this report have been audited by Ernst & Young LLP, independent auditiors, as stated in their audit report appearing herein. The financial statements for the year ended December 31, 2000 included in this report, have been audited by Arthur Andersen LLP, independent public accountants, as stated in their audit report appearing herein. Arthur Andersen LLP has not consented to the inclusion of their audit report in this report. For a discussion of the risks relating to Arthur Andersen LLP’s audit of our financial statements, please see “Risk Factors.”

On April 2, 2002, our Board of Directors, on the recommendation of our Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged Ernst & Young LLP to serve as our independent auditors for the years ending December 31, 2002 and 2001. Ernst & Young LLP has not been engaged to audit, and has not audited, any of the financial statements included in this report other than for the years ended December 31, 2002 and 2001.

RATEXCHANGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arthur Andersen LLP’s reports on our consolidated financial statements for the year ended December 31, 2000 included elsewhere in this report, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2000 and through the date we dismissed Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved by Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such year; and there were no reportable events as set forth in applicable SEC regulations.

We provided Arthur Andersen LLP with a copy of the above disclosures on April 15, 2002. In a letter dated April 15, 2002, Arthur Andersen LLP confirmed its agreement with these statements.

During the year ended December 31, 2002 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved by Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for 2002 and 2001; and there were no reportable events as set forth in applicable SEC regulations.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information concerning each of the Directors and executive officers of Ratexchange:

Name	Age	Position
D. Jonathan Merriman	42	Chairman of the Board of Directors and Chief Executive Officer
Patrick Arbor	66	Director
Gregory S. Curhan	41	Executive Vice President and Chief Financial Officer
Robert E. Ford	41	President and Chief Operating Officer
Donald H. Sledge	63	Director
Ronald E. Spears	54	Director
Steven W. Town	43	Director

D. Jonathan Merriman has served as our Chief Executive Officer since October 2000 and served as our President from October 2000 through June 2001. He has served as a Director since February 2000 and became Chairman of the Board in June 2001. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. He is currently on the Board of Directors of Leading Brands, Inc. From June 1997 to June 1998, Mr. Merriman served as Managing Director and head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader/analyst. He has completed coursework at New York University’s Graduate School of Business. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College.

Patrick Arbor has served as Director of Ratexchange since February 2001 and has served as a member of the audit committee since April 2001. Currently an independent futures trader, Mr. Arbor is a principal of the trading firm of Shatkin, Arbor, Karlov & Co. He is a longtime member of the Chicago Board of Trade (CBOT), the world’s oldest derivatives exchange, serving as the organization’s Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor’s other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

Gregory S. Curhan is our Executive Vice President and Chief Financial Officer. Previously he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director Specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. Prior to joining Merrill Lynch, Mr. Curhan was a partner in the investment banking firm of Volpe Brown Whelan & Co., serving in various capacities including Internet research analyst and Director of Equities from May 1993 to May 1998. Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1988 through December 1992. Prior to founding Curhan, Merriman, Mr. Curhan was a Vice President institutional equity sales for Montgomery Securities from June 1985 through June 1988. From August 1983 to May 1985, Mr. Curhan was a financial analyst in the investment banking group at Merrill Lynch. Mr. Curhan earned his Bachelor of Arts degree from Dartmouth College.

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

Donald H. Sledge has served as one of our Directors since September 1999 and Chairman of our Board of Directors from February 2000 to June 2001. He has served as a member of the compensation committee since April 2001. He also served as Chief Executive Officer from February 2000 until October 2000. From September 1999 until February of 2000 he served as President, Chief Executive Officer and Chairman of our subsidiary Ratexchange I, Inc. Mr. Sledge is currently a general partner in Fremont Communications, a venture capital fund, based in San Francisco. From 1996 to September 1999, Mr. Sledge was president and Chief Executive Officer of TeleHub Communications Corporation, a next generation ATM-based telecommunications company. From 1994 to 1995, Mr. Sledge served as President and Chief Operating Officer of WCT, a $160-million long distance telephone company that was one of Fortune Magazine’s 25 fastest growing public companies before it was acquired by Frontier Corporation. From 1993 to 1994, Mr. Sledge was head of operations for New T&T, a Hong Kong-based start-up. He was Chairman and Chief Executive Officer of New Zealand Telecom International from 1991 to 1993 and a member of the executive board of TCNZ, where he led privatization and public offerings and served as managing director of New Zealand’s largest operating telephone company, Telecom Auckland Ltd. One of the subsidiaries of Telehub Communications,Telehub Network Services Corporation, filed for bankruptcy several months after Mr. Sledge resigned from Telehub. Mr. Sledge also served as president and Chief Executive Officer of Pacific Telesis International. Since November 1997, Mr. Sledge also has served on the Board of Directors of eGlobe, Inc., a voice-based applications services provider. Mr. Sledge holds a Masters of Business Administration and Batchelor of Arts degree in industrial management from Texas Technological University.

Ronald E. Spears has served as one of our Directors since March 2000 and has served as a member of the audit committee since April 2001. Throughout his 20-year career, he has managed telecommunications and professional service start-ups, as well as established long distance powerhouses. Since June 2000, Mr. Spears has led the formulation and implementation of corporate-wide development related to strategic planning, marketing and communications, business alliances as Vaultus’, formerly MobileLogic, President and Chief Executive Officer. Mr. Spears joined Vaultus after serving as the President and Chief Executive Officer of CMGI Solutions, an enterprise focused Internet solutions provider from April 1999 to May 2000. Before joining CMGI Solutions, Mr. Spears served as president and COO of e.spire Communications, one of the nation’s fastest growing integrated communications providers, from February 1998 to April 1999 where he managed day-to-day business operations and saw significant growth in revenue and market share. From June 1995 to January 1998 he was corporate vice president at Citizens Utilities, managing that company’s independent telephone company operations in 13 states. He also served as President of MCI WorldCom, Inc.’s Midwest Division from 1984 to 1990. A pioneer of the competitive long distance industry, Mr. Spears began his career in telecommunications as a manager of AT&T Longlines in 1978, following eight years as an officer in the U.S. Army. He is a graduate of the United Military Academy at West Point and also holds a Master’s Degree in Public Service from Western Kentucky University.

Steven W. Town has served as one of our Directors since October 2000 and has served as a member of the compensation committee since April 2001. Mr. Town currently serves as Co-Chief Executive Officer of the Amerex Natural Gas, Amerex Power and Amerex Bandwidth, Ltd. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. During Mr. Town’s tenure as Co-Chief Executive Officer, the Amerex companies have become the leading brokerage organizations in their respective industries. Amerex currently provides energy, power and bandwidth brokerage services to many of the energy companies. Mr. Town is a graduate of Oklahoma State University.

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information is incorporated by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated by reference to the Company’s definitive 2003 Proxy Statement.

ITEM 14.    CONTROLS AND PROCEDURES

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures for purposes of filing reports under the Securities Exchange Act of 1934 (“Exchange Act”) and our internal controls and procedures for financial reporting purposes as of a date within the 90-day period prior to the filing of this annual report (the “Evaluation Date”). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the annual report we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the Evaluation Date.

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures are designed with the objective of providing reasonable assurance that our transactions are properly authorized; our assets are safeguarded against unauthorized or improper use; and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We plan to evaluate our disclosure and internal controls and procedures on a quarterly basis in accordance with the Exchange Act so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual reports on Form 10-K. Our internal controls and procedures are also evaluated on an ongoing basis by personnel in our finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our disclosure and internal controls and procedures and to make modifications as necessary; our intent in this regard is that these controls and procedures will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal controls and procedures, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls and procedures. This information was important both for the controls evaluation generally and because the CEO and CFO certification requirement under items 5 and 6 of Section 302 of the Sarbanes-Oxley Act of 2002 mandates that they disclose that information to our audit committee and to our independent auditors and to report on related matters in this section of the annual report on Form 10-K. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; those control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation and where appropriate to consider what revision, improvement and/or correction to make in accord with our ongoing procedures.

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the Evaluation Date our disclosure controls and procedures are effective to ensure that material information relating to the company and our consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls and procedures are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles. In accordance with SEC requirements, the CEO and CFO note that, since the Evaluation Date to the date of this annual report on Form 10-K, there have been no significant changes in internal controls and procedures or in other factors that could significantly affect internal controls and procedures, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The	information required by this item is included in Item 8 of Part II of this Annual Report on Form 10-K.

2. Financial	Statement Schedules

The required schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

Form	8-K (item 5 reported) filed on December 2, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATEXCHANGE CORPORATION

By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer

March 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. JONATHAN MERRIMAN D. Jonathan Merriman	Chairman of the Board and Chief Executive Officer	March 28, 2003

/s/ GREGORY S. CURHAN Gregory S. Curhan	Chief Financial Officer	March 28, 2003

/s/ JOHN D. HIESTAND John D. Hiestand	Controller	March 28, 2003

/s/ PATRICK ARBOR Patrick Arbor	Director	March 28, 2003

/s/ DONALD H. SLEDGE Donald H. Sledge	Director	March 28, 2003

/s/ RONALD E. SPEARS Ronald E. Spears	Director	March 28, 2003

/s/ STEVEN W. TOWN Steven W. Town	Director	March 28, 2003

CERTIFICATIONS

I, D. Jonathan Merriman, certify that:

1.  I have reviewed this annual report on Form 10-K of Ratexchange Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman Chairman of the Board and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

I, Gregory S. Curhan, certify that:

1.  I have reviewed this annual report on Form 10-K of Ratexchange Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GREGORY S. CURHAN
Gregory S. Curhan Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to Ratexchange’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to Ratexchange’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

4.1

Form of Convertible Subordinated Note related to Ratexchange private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

4.2

Form of Class A Redeemable Warrant to Purchase Common Stock of Ratexchange related to Ratexchange Corporation private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

10.13+

Employment Agreement between Ratexchange and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to Ratexchange’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.15+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to Ratexchange’s Registration Statement on Form S-8 (Reg. No.333-43776)).

10.16+

Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between Ratexchange and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to Ratexchange’s Registration Statement on Forms S-8 (Reg. No. 333-43776)).

10.17+

Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to Ratexchange’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+	2000 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20 to Ratexchange’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.23	Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to Ratexchange’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.29

Agreement between Ratexchange and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to Ratexchange’s Form 10-Q for the quarter ended June 30, 2001).

10.30+

Offer of Employment Agreement between Ratexchange Corporation and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference.

10.31

Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

10.32	Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

10.33

Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

Exhibit No.	Description

10.34+	Employment Agreement between Ratexchange and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

10.35+

Employment Agreement between Ratexchange Corporation and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

10.37

Stock Purchase Agreement by and among Ratexchange and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

10.38

Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to Ratexchange’s Form 10-K for the year ended December 31, 2001).

21.1	List of Subsidiaries of Ratexchange.

22.1	Ratexchange Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, for the stockholders’ meeting held on May 30, 2002 in San Francisco, California.

99.1	Letter to Commission pursuant to Temporary Note 3T, dated March 28, 2002.

+	Represents management contract or compensatory plan or arrangement.
*	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text. This Exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without such redaction pursuant to our Application Requesting Confidential Treatment under Rule 406 of the Securities Act, which request has been granted by the Securities Exchange Commission