Form 10-Q
period 2003-03-31
RATEXCHANGE CORP
filed 2003-04-30
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from              to             .

Commission file number: 1-15831

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

As of April 30, 2003, 26,193,341 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

Ratexchange Corporation

Form 10-Q

For the Three Months Ended March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

RATEXCHANGE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue:
Commissions	$1,279,841	$522,585
Principal transactions	215,340	18,608
Investment banking	371,875	25,673
Other	—	25,527

Total revenue	1,867,056	592,393

Operating expenses:
Compensation and benefits	1,387,936	908,591
Brokerage and clearing fees	302,520	157,542
Professional services	84,089	140,119
Occupancy and equipment	74,172	80,423
Communications and technology	184,821	31,284
Depreciation and amortization	15,230	99,094
Other	436,813	179,785

Total operating expenses	2,485,581	1,596,838

Operating loss	(618,525)	(1,004,445)
Interest income	4,101	15,496
Interest expense	(212,071)	(363,772)

Loss from continuing operations	(826,495)	(1,352,721)
Loss from discontinued operations	—	(262,843)

Net loss	$(826,495)	$(1,615,564)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.04)	$(0.08)

Loss from discontinued operations	$—	$(0.01)

Net loss	$(0.04)	$(0.09)

Weighted average number of common shares	23,521,580	18,987,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATEXCHANGE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$1,208,586	$1,402,627
Securities owned:
Marketable, at fair value	557,089	764,421
Not readily marketable, at estimated fair value	17,053	16,067
Restricted cash	610,240	610,240
Due from clearing broker	183,548	124,053
Accounts receivable, net	16,195	27,661
Equipment and fixtures, net	65,132	49,216
Debt issuance costs	595,654	612,673
Prepaid expenses and other assets	151,958	162,169

Total assets	$3,405,455	$3,769,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$280,712	$112,041
Commissions payable	395,848	325,351
Accrued liabilities	464,354	342,454
Due to clearing and other brokers	50,102	63,550
Securities sold, not yet purchased	5,100	—
Capital lease obligation	4,551	—
Convertible notes payable, net	8,529,387	8,455,085

Total liabilities	9,730,054	9,298,481

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 60,000,000 shares authorized; 619,999 and 499,999 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $1,871,108 as of March 31, 2003	62	50
Common stock, $0.0001 par value; 300,000,000 shares authorized; 23,521,580 shares issued and outstanding as of March 31, 2003 and December 31, 2002	2,352	2,352
Additional paid-in capital	85,865,959	85,793,013
Accumulated deficit	(92,192,972)	(91,324,769)

Total stockholders’ deficit	(6,324,599)	(5,529,354)

Total liabilities and stockholders’ deficit	$3,405,455	$3,769,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATEXCHANGE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(826,495)	$(1,615,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,230	99,094
Common stock issued for services	—	17,338
Stock options and warrants granted or modified	31,250	331,942
Amortization of discounts on convertible notes payable	74,302	100,983
Amortization of debt issuance costs	17,019	17,030
Unrealized (gain) loss on securities	(28,299)	11,486
Common stock received for advisory services	—	(1,400)
Changes in operating assets and liabilities:
Assets and liabilities of discontinued operations	—	97,358
Marketable securities owned	239,745	(110,486)
Due from clearing broker	(59,495)	(443,819)
Accounts receivable	11,466	(39,833)
Prepaid expenses and other assets	10,211	22,877
Accounts payable	168,671	85,953
Commissions payable	70,497	213,677
Accrued liabilities	121,900	111,790
Due to clearing and other brokers	(13,448)	97,466
Deferred revenue	—	16,667

Net cash used in operating activities	(167,446)	(987,441)
Cash flows from investing activities:
Purchase of equipment and fixtures	(26,595)	—

Net cash used in investing activities	(26,595)	—
Cash flows from financing activities:
Debt issuance costs	—	(22,500)

Net cash used in financing activities	—	(22,500)

Decrease in cash and cash equivalents	(194,041)	(1,009,941)
Cash and cash equivalents at beginning of period	1,402,627	4,358,091

Cash and cash equivalents at end of period	$1,208,586	$3,348,150

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$105,000	$141,167
Income taxes	$—	$—
Non-cash investing and financing activities:
Preferred stock dividends	$41,708	$82,500
Common stock issued to settle accrued liabilities	$4,551	$37,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for Ratexchange Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three months ended March 31, 2003 and 2002 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months ended March 31, 2003 and all prior periods, net loss would have increased, resulting in pro forma net loss and net loss per share as presented below:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(826,495)	$(1,615,564)
Add: Stock-based employee compensation expense included in reported net loss	31,250	36,458
Less: Stock-based employee compensation expense determined under fair value method for all awards	(662,176)	(1,266,042)

Pro forma net loss	$(1,457,421)	$(2,845,148)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.09)

Basic and diluted net loss per share, pro forma	$(0.06)	$(0.15)

Newly Issued Accounting Standards

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

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not believe the adoption of this Standard will have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The adoption of this Interpretation did not have a material effect on the Company’s financial position or results of operations.

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The Interpretation applies to variable interest entities, or VIEs, created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. Management does not believe the adoption of this Interpretation will have a material effect on the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2.    Net Loss per Share

Basic loss per share is computed by dividing the net loss, less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Stock options and warrants outstanding to purchase 19,774,185 and 20,925,746 shares of common stock as of March 31, 2003 and 2002, and 619,999 and 2,000,000 shares of convertible preferred stock at March 31, 2003 and 2002, respectively, were not included in computing diluted loss per share because their effects were anti-dilutive.

	Three Months Ended March 31,
	2003	2002
Net loss	$(826,495)	$(1,615,564)
Preferred stock dividends	(41,696)	(82,500)

Net loss available to common stockholders	$(868,191)	$(1,698,064)
Weighted-average number of common shares	23,521,580	18,987,204

Basic and diluted net loss per common share	$(0.04)	$(0.09)

3.    Regulatory Requirements

RTX Securities Corporation, a wholly-owned subsidiary, is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2003, RTX Securities had regulatory net capital, as defined, of $604,000, which exceeded the amount required by $498,000. RTX Securities is exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

4.    Subsequent Events

On April 3, 2003, the Company completed a private placement financing with gross proceeds of $2,750,000. The Company issued 8,750,000 shares of Series B convertible preferred stock at a purchase price of $0.20 per share and convertible promissory notes with aggregate principle of $1,000,000. The preferred stock can be converted by the holders at a ratio of 1:1 into the Company’s common stock. The promissory notes can be converted to common stock at a rate of $0.20 per share. In connection with the private placement, the Company also issued warrants to purchase 3,437,500 shares of common stock. The warrants issued to the holders of Series B preferred stock have an exercise price of $0.30 per share and a three-year term. The warrants issued to the holders of the convertible promissory notes have an exercise price of $0.30 per share and a five-year term. The transaction included institutions and accredited investors. The convertible notes were recorded in the statements of financial condition during the second quarter of 2003 net of a discount resulting from the relative fair value of the stock warrants in the amount of $129,000. The discount will be amortized over the five-year term.

RATEXCHANGE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4.    Subsequent Events—Continued

On April 3, 2003, the Company exercised its right to cancel the convertible promissory note held by Forsythe McArthur Associates, Inc., or Forsythe, dated September 1, 2001 with principal sum of $5,949,042 and accruing interest at a rate equal to 9.0% per annum. Forsythe received the following restructured consideration in full and complete satisfaction of all obligations owed to it by the Company:

a.	$500,000 in cash;
b.	2,000,000 shares of the Company’s common stock, including demand registration rights; and
c.	a new promissory note of principal sum equal to $1,000,000 bearing interest at 3.5% per annum payable quarterly in cash, maturing on December 31, 2005.

The Company will record a gain in the amount of $3,088,000 during the second quarter of 2003 as a result this transaction.

The following unaudited pro forma balance sheet presents the effect of the private placement financing and the exercise of the option to cancel the convertible promissory note held by Forsythe as of March 31, 2003 assuming that these transactions had occurred as of that date.

	As Reported	Private Financing	Forsythe Retirement	Pro Forma
ASSETS
Cash and cash equivalents	$1,208,586	$2,750,000	$(500,000)	$3,458,586
Securities owned:
Marketable, at fair value	557,089	—	—	557,089
Not readily marketable, at estimated fair value	17,053	—	—	17,053
Restricted cash	610,240	—	—	610,240
Due from clearing broker	183,548	—	—	183,548
Accounts receivable, net	16,195	—	—	16,195
Equipment and fixtures, net	65,132	—	—	65,132
Debt issuance costs	595,654	—	—	595,654
Prepaid expenses and other assets	151,958	—	(35,225)	116,733

Total assets	$3,405,455	$2,750,000	$(535,225)	$5,620,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$280,712	$—	$—	$280,712
Commissions payable	395,848	—	—	395,848
Accrued liabilities	464,354	—	—	464,354
Due to clearing and other brokers	50,102	—	—	50,102
Securities sold, not yet purchased	5,100	—	—	5,100
Capital lease obligation	4,551	—	—	4,551
Note payable	—	—	1,105,000	1,105,000
Convertible notes payable, net	8,529,387	870,785	(5,128,455)	4,271,717

Total liabilities	9,730,054	870,785	(4,023,455)	6,577,384

Stockholders’ deficit:
Preferred stock, Series A	62	—	—	62
Preferred stock, Series B	—	875	—	875
Common stock	2,352	—	200	2,552
Additional paid-in capital	85,865,959	2,206,014	399,800	88,471,773
Accumulated deficit	(92,192,972)	(327,674)	3,088,230	(89,432,416)

Total stockholders’ deficit	(6,324,599)	1,879,215	3,488,230	(957,154)

Total liabilities and stockholders’ deficit	$3,405,455	$2,750,000	$(535,225)	$5,620,230

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 14 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a securities broker-dealer and investment bank serving emerging growth companies and institutional investors. We provide sales and trading services primarily to institutions, as well as advisory and investment banking services to our corporate clients. Our RTX Securities Corporation subsidiary is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc.

Our aim is to fill the void in San Francisco-based investment banking services for emerging-growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served emerging-growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We plan to fill this gap by originating differentiated research for our institutional investor clients and providing specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, telecommunications, consumer growth and life technology. Within these sectors, the industries covered include branded consumer, communications and networking, data storage, enterprise software, entertainment and leisure, health enabling technology and service, restaurant, specialty consumer finance and wireless telecommunication. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth companies.

Business Environment

The pace of global economic growth remained slow during the first quarter of 2003. Uncertainty regarding the sustainability of the economic recovery, against a background of rising geopolitical tensions, led to lower equity prices and reduced corporate activity. In the United States, the economy continued to grow at a modest pace, consistent with the subdued fourth quarter. Although there were some signs of a recovery in manufacturing, the labor market remained soft and weak consumer confidence dampened retail spending. In addition, continued weakness in capital spending and concerns about the growth in corporate earnings and the geopolitical situation resulted in difficult market conditions. Industry-wide equity underwriting volumes and completed mergers and acquisitions declined significantly from weak fourth quarter levels.

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

The financial services industry continues to be affected by an increasingly competitive environment. The relaxation of banks’ barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has increased the number and size of companies competing for a similar customer base. Many of such competitors have greater capital resources and additional associated services with which to pursue these activities.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, stock-based compensation, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Deferred Tax Valuation Allowance

We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2003 and December 31, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Results of Operations

Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002

Revenue

Revenue from continuing operations was $1,867,000 and $592,000 during the three months ended March 31, 2003 and 2002, respectively. The increase in revenue of approximately $1,275,000, or 215%, from 2002 to 2003 was attributed to the growth of our securities broker-dealer operations.

Agency commissions amounted to $1,280,000, or 69%, of our revenue during the three months ended March 31, 2003. This represented a 145% increase over the $523,000 recognized during the three months ended March 31, 2002. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2003 as compared to the similar period in 2002.

Principal transactions revenue, including proprietary trading for our own account, amounted to $215,000, or 12%, of our revenue during the three months ended March 31, 2003. This represented a 1,057% increase compared to the $19,000 recognized during the three months ended March 31, 2002. We received approval from the NASD to trade proprietary positions during the second quarter of 2002.

Investment banking revenue amounted to $372,000, or 20%, of our revenue during the three months ended March 31, 2003. This represented a 1,349% increase compared to the $26,000 recognized during the three months ended March 31, 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of two transactions.

During the three months ended March 31, 2003, one customer accounted for 12% of our revenue from continuing operations, while one customer accounted for 32% of our revenue from continuing operations during the three months ended March 31, 2002. During the three months ended March 31, 2003, two sales professionals each accounted for more than 10% of our revenue from continuing operations and combined accounted for 44%. Two sales professionals each accounted for more than 10% of our revenue from continuing operations during the three months ended March 31, 2002, and combined accounted for 93%.

Compensation and Benefits

Compensation and benefits expense was $1,388,000 and $909,000 during the three months ended March 31, 2003 and 2002, respectively. The increase of approximately $479,000, or 53%, from 2002 to 2003 was due primarily to higher commissions and variable compensation. Our headcount has increased from 19 in March 2002 to 46 in March 2003.

Brokerage and Clearing Fees

Brokerage and clearing fees were $303,000 and $158,000 during the three months ended March 31, 2003 and 2002, respectively. The increase of approximately $145,000, or 92%, from 2002 to 2003 was due to greater volume of brokerage transactions during the first quarter of 2003 as compared to the similar period in 2002. RTX Securities is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for RTX Securities and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $84,000 and $140,000 during the three months ended March 31, 2003 and 2002, respectively. The decrease of approximately $56,000, or 40%, from 2002 to 2003 was primarily attributed to outside consulting services incurred in connection with the winding down of our bandwidth trading business during 2002.

Occupancy and Equipment

Occupancy and equipment expense was $74,000 and $80,000 during the three months ended March 31, 2003 and 2002, respectively. The decrease of approximately $6,000, or 8%, from 2002 to 2003 was the result of certain costs incurred during 2002 that pertained to the bandwidth trading business that we exited during 2001.

Communications and Technology

Communications and technology expense was $185,000 and $31,000 during the three months ended March 31, 2003 and 2002, respectively. The increase of approximately $154,000, or 497%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations during 2003. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California and Massachusetts.

Depreciation and Amortization

Depreciation and amortization expense was $15,000 and $99,000 during the three months ended March 31, 2003 and 2002, respectively. The decrease of approximately $84,000, or 85%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We purchased $31,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first quarter of 2003.

Other Operating Expenses

Other operating expense was $437,000 and $180,000 during the three months ended March 31, 2003 and 2002, respectively. The increase of approximately $257,000, or 143%, from 2002 to 2003 was attributed to a loss on the settlement of a brokerage transaction with a contra broker-dealer, as well as higher insurance expense. We expect to recover the amount of the loss from the brokerage transaction. However, since the outcome of the transaction is being administered by the United Stated Bankruptcy Court, the timing of any recovery is uncertain, and accordingly, has not been recognized in the accompanying condensed consolidated financial statements.

Interest Income

Interest income was $4,000 and $15,000 during the three months ended March 31, 2003 and 2002, respectively. The decrease of approximately $11,000, or 73%, from 2002 to 2003 was due to a lower average balance of interest earning assets, which decreased during the three months ended March 31, 2003 as compared to the similar period in 2002.

Interest Expense

Interest expense was $212,000 and $364,000 during the three months ended March 31, 2003 and 2002, respectively. The 2003 amount consisted of $121,000 for interest expense and $91,000 for amortization of discounts and debt issuance costs, while the 2002 amount consisted of $246,000 for interest expense and $118,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003. For further information concerning this transaction, see Note 4 to the condensed consolidated financial statements.

Loss from Discontinued Operations

Loss from discontinued operations was $0 and $263,000 during the three months ended March 31, 2003 and 2002, respectively. Loss from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $993,000, respectively. The discontinued operations were sold in April 2002.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of March 31, 2003, we had long-term convertible notes payable of $8,529,000, net of certain discounts. In April 2003, we exercised a right we purchased in November 2002 that allowed us to cancel the $5,949,042 convertible promissory note held by Forsythe, in exchange for the following restructured consideration in full and complete satisfaction of all obligations owed to them by us: (i) $500,000, (ii) 2,000,000 shares of our common stock, and (iii) a new promissory note of principal sum equal to $1,000,000 bearing interest at 3.5% per annum payable quarterly in cash, maturing on December 31, 2005.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of March 31, 2003, liquid assets consisted primarily of cash and cash equivalents of $1,209,000 and marketable securities of $557,000, for a total of $1,766,000. In April 2003, we completed a private placement financing with gross proceeds of $2,750,000. We issued 8,750,000 shares of Series B convertible preferred stock at a purchase price of $0.20 per share and convertible promissory notes with aggregate principle of $1,000,000.

RTX Securities, as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2003, RTX Securities had regulatory net capital, as defined, of $604,000, which exceeded the amount required by $498,000.

Cash and cash equivalents decreased by $194,000 during the three months ended March 31, 2003. Cash used in operating activities was $167,000, primarily attributed to our net loss adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. Non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash used in investing activities was $27,000, reflecting the purchase of equipment and fixtures.

We believe that our existing cash balances and investments, including the cash raised through our private financing in April 2003, will be sufficient to meet our liquidity and capital spending requirements. However, we have been unprofitable since inception, have incurred net losses in each year and, to date, we have generated only limited revenues. Furthermore, our funding of working capital and current and future operating losses may require additional capital investment. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

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

Because we are a developing company, the factors upon which we are able to base our estimates as to the gross revenues and the number of participating clients that will be required for us to attain a positive cash flow and any additional financing that may be needed for this purpose are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenues, and an increased number of clients, securities brokerage and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses, or obtain the funds necessary to finance this development. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all. Accordingly, we can neither assure nor represent to you that our business will ever generate a positive cash flow or be profitable.

We have a history of operating losses and negative cash flow and we anticipate losses and negative cash flow to continue for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We have incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $3,405,000, $30,072,000 and $44,729,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and negative cash flow from operations of $3,434,000, $13,360,000 and $17,161,000 in 2002, 2001 and 2000, respectively. At March 31, 2003, our accumulated deficit since inception was $92,193,000. We expect operating losses and negative cash flow to continue for the foreseeable future. We may never achieve a positive cash flow and profitability and even if we do, we may not sustain or increase them on a quarterly or annual basis in the future. If we are unable to achieve and sustain a positive cash flow and profitability, we may be unable to continue our operations.

The markets for securities brokerage and investment banking services are highly competitive. If we are not able to compete successfully against current and future competitors, our business and results of operations will be adversely affected.

We are engaged in the highly competitive financial services and investment industries. We compete with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, smaller niche players, and those offering competitive services via the Internet. Many competitors have greater personnel and financial resources than we do. Larger competitors are able to advertise their products and services on a national or regional basis and may have a greater number and variety of distribution outlets for their products, including retail distribution. Discount and Internet brokerage firms market their services through aggressive pricing and promotional efforts. In addition, some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital.

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

We may experience significant losses if the value of our marketable security positions deteriorates.

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

We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations. During the three months ended March 31, 2003, two sales professionals combined accounted for 44% of our revenue from continuing operations.

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

Item 4.    Controls and Procedures

a.	Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
b.	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently a defendant or plaintiff in any material lawsuits or arbitration. From time to time, however, we are involved as a defendant or plaintiff in various actions that arise in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Certification of Principal Executive Officer

99.2 Certification of Principal Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATEXCHANGE CORPORATION

April 30, 2003	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

April 30, 2003	By:	/s/ GREGORY S. CURHAN
Gregory S. Curhan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, D. Jonathan Merriman, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Ratexchange Corporation (the “Registrant”);

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/S/ D. JONATHAN MERRIMAN
D. Jonathan Merriman Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Gregory S. Curhan, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Ratexchange Corporation;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/S/ GREGORY S. CURHAN
Gregory S. Curhan Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certificate of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.