Form 10-K/A
period 2002-12-31
RATEXCHANGE CORP
filed 2003-05-01
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☐    No ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 31, 2003 (the “Original Filing”). The Company is refiling a portion of Part III to include the information required by Items 10, 11, 12 and 13 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2002. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 13 are true or complete as of any date subsequent to the date of the original filing of Form 10-K.

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

Section 16(a) Beneficial Ownership Reporting Compliances

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

Section 16(a) of the Securities Exchange Act of 1934 required the Company’s directors and executive officers to file reports with the SEC on Forms 3, 4 and 5 for the purpose of reporting their ownership of and transactions in the Company’s equity securities. During 2002, there were no late filings.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation of Directors

Directors may receive stock option grants for service on the Board. In March 2002 the members of the Board received the following option grants to purchase shares of the Company’s common stock as compensation for their services as Board members in 2002: Mr. Sledge received an option to purchase 140,000 shares, Mr. Spears an option to purchase 200,000 shares, Mr. Arbor received an option to purchase 125,000 shares and Mr. Town received an option to purchase 115,000 shares. Each of these grants were made with an exercise price of $0.41 per share. The variation in the number of shares granted to each member of the Board was based upon the number of years of service and average weighted exercise price of grants made to the individual member for past service. Former Board member Mr. John McConnaughy, Jr. received an option to purchase 100,000 shares of common stock at an exercise price of $0.56 per share in December 2001. The option grant to Mr. McConnaughy was cancelled in April 2003, 90 days after his resignation from the Board, according to the terms of our Company’s option plan. Former Board member Mr. E. Russell Braziel received an option to purchase 125,000 shares of common stock at an exercise price of $0.41 per share in March 2002. The option grant to Mr. Braziel was cancelled in April 2003, 90 days after his resignation from the Board, according to the terms of our Company’s option plan. All of these options have terms of ten years and vest over one year from the date of grant. Vesting is accelerated upon change of control of our Company. Ratexchange’s Directors also receive reimbursement of travel and other out-of-pocket expenses related to board meeting attendance. The members of the Board do not receive salaries or other cash compensation for service on the Board.

Compensation of Executives

The following table sets forth information regarding the compensation paid to our Chief Executive Officer and each of the Company’s other executive officers whose total salary and bonus for 2002 exceeded $100,000.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Securities Underlying Options
D. Jonathan Merriman (1)	2002		$241,881	$14,000	1,387,500
Chairman and Chief Executive Officer	2001 2000	$ $	99,831 59,039	$200,000 —	— 2,100,000

Gregory S. Curhan (2)	2002		$122,195	$33,334	1,000,000
Executive Vice President and	2001		n/a	n/a	n/a
Chief Financial Officer	2000		n/a	n/a	n/a

Robert E. Ford (3)	2002		$125,000	$45,000	670,270
President and Chief Operating Officer	2001 2000		$88,741 n/a	— n/a	820,000 n/a

(1)	Mr. Merriman was appointed to the Board of Directors in February 2000. Mr. Merriman was hired on October 5, 2000 as President and Chief Executive Officer. Effective May 28, 2001, Mr. Merriman was appointed Chairman of our Board of Directors. The Board ratified his appointment on June 28, 2001. Mr. Merriman’s annual salary was $300,000, plus a bonus under his employment agreement from 2000. Effective March 15, 2001, Mr. Merriman reduced his annual salary to $1.00, plus a bonus tied to performance. Mr. Merriman’s salary was raised to $150,000 per year after our company secured private financing in November 2001. In July 2002, Mr. Merriman’s salary was changed to be in line with other revenue producing registered representatives of the company such that his annual base salary is equal to $75,000 and he receives a draw of $75,000 per year. Mr. Merriman also earned $91,880.68 in commissions in 2002. Commissions earned are included in the salary total set forth in the table above.

(2)	Mr. Curhan was hired on January 9, 2002 as Executive Vice President and Chief Financial Officer with an annual salary of $125,000, plus bonus under his employment agreement. In July 2002, Mr. Curhan’s salary was changed to be in line with other revenue producing registered representatives of the company such that his annual base salary is equal to $62,500 and he receives a draw of $62,500 per year.

(3)	Mr. Ford was hired on February 19, 2001 as Chief Operating Officer with an annual salary of $125,000, plus a bonus under his employment agreement. Effective June 28, 2001, Mr. Ford was appointed President by the Board of Directors. In January 2002, Mr. Ford entered into a new employment agreement with the Company. His annual salary under this new agreement is $125,000, plus bonus. In July 2002, Mr. Ford’s salary was changed to be in line with other revenue producing registered representatives of the Company such that his annual base salary is equal to $62,500 and he receives a draw of $62,500 per year.

Option Grants in Last Fiscal Year

The following table sets forth information regarding options granted during fiscal year 2002 to the named executive officers. No stock appreciation rights were granted in 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	Percent of Total Options to Employees in 2002	Exercise or Base Price Per Share(1)	Expiration Date	5% ($)	10% ($)
D. Jonathan Merriman (2)	387,500	6.0%	$0.41	3/20/12	258,791	412,081
	1,000,000	15.5%	$0.41	3/20/12	667,847	1,063,434

Gregory S. Curhan (3)	1,000,000	15.5%	$0.53	1/9/12	863,314	1,374,684

Robert E. Ford (4)	400,000	6.2%	$0.37	1/1/12	241,076	383,874
	270,270	4.2%	$0.37	1/1/12	162,889	259,374

(1)	The exercise prices of the options included in this table reflect the Board’s bona fide estimation of market value of the shares on the various grant dates.

(2)	As compensation for Mr. Merriman’s successful completion of the Company’s private round of financing in November 2001, he received an option to purchase 387,500 common shares with a strike price of $0.41 and immediate vesting. In lieu of the cash salary deferred by Mr. Merriman for fiscal years 2001 and 2002, he received an option grant to purchase 1,000,000 common shares with a strike price of $0.41 and immediate vesting.

(3)	As part of his employment agreement, Mr. Curhan received an option to purchase 1,000,000 common shares with a strike price of $0.53 and the following vesting schedule: 450,000 shares will vest at the rate of 25% upon the anniversary of his employment with the remainder vesting 1/36th per month for three years thereafter and 550,000 shares vesting on January 1, 2007. The vesting of the 550,000 share portion of the grant can be accelerated by the company meeting specific financial milestones.

(4)	As part of his January 2002 employment agreement, Mr. Ford received an option to purchase 400,000 common shares with a strike price of $0.37 with 100,000 shares vesting immediately, 100,000 shares vesting on the anniversary of his signing his employment agreement and the balance of 200,000 option shares vesting 1/24th per month over the remaining two years following the first anniversary of his agreement.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Holdings

The following table sets forth information with respect to each of the named executive officers concerning the number of securities underlying unexercised stock options at the end of fiscal year 2002 and the 2002 fiscal year-end value of all unexercised in the money options held by such individuals. No options were exercised by any named executive officer in fiscal year 2002.

	Number of Securities Underlying Unexercised Options		Value of Unexercised In-the-Money Options (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
D. Jonathan Merriman	2,267,500	1,250,000	$0	$0
Gregory S. Curhan	150,000	850,000	0	0
Robert E. Ford	1,135,203	267,567	4,000	0

(1)	Market value of underlying securities at year-end minus the exercise price.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of each class of our voting securities as of April 30, 2003, by (a) each person who is known by us to own beneficially more than five percent of each of our outstanding classes of voting securities, (b) each of our directors, (c) each of the named executive officers and (d) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent (1)
Patrick Arbor (2)	373,818	1.4%
Gregory S. Curhan (3)	290,000	1.1%
Robert E. Ford (4)	1,259,903	4.6%
D. Jonathan Merriman (5)	3,944,453	13.6%
Donald H. Sledge (6)	1,440,000	5.2%
Ronald E. Spears (7)	410,000	1.5%
Steven W. Town (8)	288,818	1.1%
John V. Winfield (9)	1,626,232	5.9%
820 Moraga Drive Los Angeles, CA 90049

All directors and executive officers as a group (7 persons) (10)	6,669,360	24.4%

Amerex Bandwidth, Ltd. 1 Sugar Creek Center Blvd. Suite 700 Sugar Land, TX 77478	1,985,000	7.0%

(1)	Applicable percentage ownership is based on 26,193,341 shares of common stock outstanding as of April 30, 2003. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of April 30, 2003, including (a) shares subject to options, warrants or any other right exercisable within 60 days of April 30, 2003, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(2)	Includes Mr. Arbor’s currently exercisable options to purchase 100,000 shares of common stock at $2.01 per share and 125,000 shares of common stock at $0.41 per share.

(3)	Includes Mr. Curhan’s currently exercisable option to purchase 168,750 shares of common stock at $0.53 per share. Mr. Curhan holds a warrant to purchase 12,500 common shares with an exercise price of $0.37 per share. Mr. Curhan holds convertible preferred stock convertible into 50,000 common shares.

(4)

Includes Mr. Ford’s currently exercisable option to purchase 150,000 shares of common stock with a strike price of $2.05, an option to purchase 150,000 shares with a strike price of $4.00, an option to purchase

20,000 shares with a strike price of $1.40, an options to purchase 100,000 shares with a strike price of $0.34, an option to purchase 300,000 shares with a strike price of $0.34, an option to purchase 12,500 shares with a strike price of $0.74, an option to purchase 200,000 shares with a strike price of $0.37 and an option to purchase 202,695 shares with a strike price of $0.68, all which are currently exercisable. Mr. Ford also holds a warrant to purchase 6,250 common shares with an exercise price of $0.37 per share and a promissory note that converts at $0.37 into 67,586 common shares.

(5)	Includes Mr. Merriman’s currently exercisable options to purchase 100,000 shares of common stock at $7.00 per share, an option to purchase 750,000 shares with a strike price of $3.19, an option to purchase 30,000 shares with a strike price of $0.74, an options to purchase 387,500 shares with a strike price of $0.41 and an option to purchase 1,000,000 shares with a strike price of $0.41, all of which are currently exercisable. Mr. Merriman also holds warrants to purchase 18,750 common shares with an exercise price of $0.37 per share and 62,500 common shares at $0.30 per share. He also holds a promissory note that converts at $0.37 into 202,703 common shares and convertible preferred stock convertible into 250,000 common shares.

(6)	Includes Mr. Sledge’s currently exercisable options to purchase 100,000 shares of common stock at $2.75 per share, an option to purchase 1,200,000 shares of common stock at $7.00 per share and an option to purchase 140,000 shares with a strike price of $0.41 per share.

(7)	Includes Mr. Spears’ currently exercisable options to purchase 100,000 shares of common stock at $7.00 per share, an option to purchase 100,000 shares with a strike price of $2.75 and an option to purchase 200,000 shares with a strike price of $0.41 per share.

(8)	Includes Mr. Town’s currently exercisable options to purchase 100,000 shares of common stock at $2.87 per share and an option to purchase 115,000 shares of commons stock with a strike price of $041 per share. Mr. Town also holds a warrant to purchase 6,250 common shares with an exercise price of $0.37 per share and a promissory note that converts at $0.37 into 67,586 common shares.

(9)	Includes Mr. Winfield’s warrant to purchase 250,000 shares of common stock at $0.37 per share and a convertible promissory note from the Company that can be converted at Mr. Winfield’s discretion into 1,285,432 shares of common stock at $0.37 per share. These securities were received as part of Mr. Winfield’s participation in the Company’s November 2001 private financing.

(10)	The total for directors and executive officers as a group includes 5,851,453 shares subject to outstanding stock options that are currently exercisable, 112,500 shares subject to outstanding warrants that are currently exercisable and 705,407 shares resulting from conversion of promissory notes and preferred stock that are presently convertible.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company formed a strategic alliance with Amerex Bandwidth, Ltd. in September 2000. Amerex is an over-the-counter broker, providing customers with voice and electronic brokerage services, market liquidity, price discovery, and data services around the globe. Under the terms of the agreement, Amerex Bandwidth, Ltd. received warrants to purchase 2,300,000 shares of the Company’s common stock and also received a monthly payment for expenses associated with their bandwidth brokering services. In 2001, the Company paid Amerex Bandwidth, Ltd. $699,183.63 in expense reimbursements according to the terms of the alliance agreement. In February 2002, the Company’s obligation to pay reimbursement expenses to Amerex ended. Amerex holds warrants to purchase 1,985,000 shares of the Company’s common stock. Steve Town, Co-CEO of Amerex, joined the Company’s Board of Directors in October 2000 and remains on the Board to date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2003

RATEXCHANGE CORPORATION

By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, D. Jonathan Merriman, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Ratexchange Corporation;

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

Date: April 30, 2003

/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Gregory S. Curhan, certify that:

1.  I have reviewed this annual report on Form 10-K/A of Ratexchange Corporation;

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