Form 10-Q
period 2003-06-30
MCF CORP
filed 2003-08-06
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 1-15831

MCF CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Montgomery Street, 18th Floor San Francisco, California	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 248-5600

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

As of August 5, 2003, 26,888,526 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

MCF Corporation

Form 10-Q

For the Six Months Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Commissions	$1,722,758	$1,678,516	$3,002,599	$2,201,101
Principal transactions	516,183	106,168	731,523	124,776
Investment banking	340,865	220,743	712,740	246,416
Other	—	3,300	—	28,827

Total revenue	2,579,806	2,008,727	4,446,862	2,601,120

Operating expenses:
Compensation and benefits	1,778,884	1,478,743	3,166,820	2,387,334
Brokerage and clearing fees	263,533	238,030	566,053	395,572
Professional services	144,886	129,917	228,975	270,036
Occupancy and equipment	85,809	44,797	159,981	125,220
Communications and technology	200,121	57,008	384,942	88,292
Depreciation and amortization	17,049	100,281	32,279	199,375
Other	343,248	358,180	780,061	537,965

Total operating expenses	2,833,530	2,406,956	5,319,111	4,003,794

Operating loss	(253,724)	(398,229)	(872,249)	(1,402,674)
Interest income	7,633	12,221	11,734	27,717
Interest expense	(1,083,990)	(363,848)	(1,296,061)	(727,620)
Gain on retirement of convertible note payable	3,088,230	—	3,088,230	—

Income (loss) from continuing operations	1,758,149	(749,856)	931,654	(2,102,577)
Loss from discontinued operations	—	—	—	(262,843)

Net income (loss)	$1,758,149	$(749,856)	$931,654	$(2,365,420)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.04)	$0.01	$(0.11)

Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$0.05	$(0.04)	$0.01	$(0.12)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.04)	$0.01	$(0.11)

Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$0.04	$(0.04)	$0.01	$(0.12)

Weighted average common shares outstanding:
Basic	26,120,020	20,292,922	24,827,978	20,111,950
Diluted	32,846,345	20,292,922	27,286,542	20,111,950

The accompanying notes are an integral part of these condensed consolidated financial statements

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$2,989,759	$1,402,627
Securities owned:
Marketable, at fair value	1,233,512	764,421
Not readily marketable, at estimated fair value	22,903	16,067
Restricted cash	610,240	610,240
Due from clearing broker	172,198	124,053
Accounts receivable, net	54,549	27,661
Equipment and fixtures, net	150,781	49,216
Debt issuance costs	74,396	612,673
Prepaid expenses and other assets	367,479	162,169

Total assets	$5,675,817	$3,769,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$320,871	$112,041
Commissions payable	563,310	325,351
Accrued liabilities	728,428	342,454
Due to clearing and other brokers	22,345	63,550
Securities sold, not yet purchased	176,595	—
Deferred revenue	25,000	—
Capital lease obligation	4,456	—
Convertible notes payable, net	1,142,159	8,055,085
Notes payable	1,449,122	400,000

Total liabilities	4,432,286	9,298,481

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, Series A - $0.0001 par value; 2,000,000 shares authorized; 619,999 and 499,999 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $1,899,010 as of June 30, 2003	62	50
Preferred stock, Series B - $0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and outstanding as of June 30, 2003; aggregate liquidation preference of $13,125 as of June 30, 2003	875	—
Preferred stock, Series C - $0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and outstanding as of June 30, 2003; aggregate liquidation preference of $1,875 as of June 30, 2003	1,180	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 26,673,526 and 23,521,580 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	2,667	2,352
Additional paid-in capital	92,617,727	86,156,666
Accumulated deficit	(91,015,327)	(91,324,769)
Treasury stock	(363,653)	(363,653)

Total stockholders’ equity (deficit)	1,243,531	(5,529,354)

Total liabilities and stockholders’ equity (deficit)	$5,675,817	$3,769,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$931,654	$(2,365,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on retirement of convertible note payable	(3,088,230)	—
Depreciation and amortization	32,279	199,375
Common stock issued for services	—	83,338
Stock options and warrants granted or modified	76,381	363,192
Amortization of discounts on convertible notes payable	523,959	201,967
Amortization of debt issuance costs	538,277	34,060
Gain on securities owned	—	(7,298)
Common stock received for advisory services	(1,250)	(11,000)
Changes in operating assets and liabilities:
Assets and liabilities of discontinued operations	—	63,149
Marketable securities owned	(298,082)	(220,948)
Due from clearing broker	(48,145)	(726,540)
Accounts receivable	(26,888)	(67,500)
Prepaid expenses and other assets	(240,535)	61,218
Accounts payable	208,830	150,014
Commissions payable	237,959	436,896
Accrued liabilities	321,974	153,231
Due to clearing and other brokers	(41,205)	89,640
Deferred revenue	25,000	30,833

Net cash used in operating activities	(848,022)	(1,531,793)
Cash flows from investing activities:
Purchase of equipment and fixtures	(129,293)	(3,109)
Proceeds from sale of discontinued operations	—	300,000

Net cash provided by (used in) investing activities	(129,293)	296,891
Cash flows from financing activities:
Proceeds from the issuance of Series B preferred stock	1,750,000	—
Proceeds from the issuance of Series C preferred stock	250,000	—
Proceeds from the issuance of convertible notes payable	1,000,000	—
Proceeds from the exercise of stock options and warrants	71,420	—
Cash used to retire convertible notes payable	(500,000)	—
Debt service payments	(6,973)
Debt issuance costs	—	(22,500)

Net cash provided by (used in) financing activities	2,564,447	(22,500)

Increase (decrease) in cash and cash equivalents	1,587,132	(1,257,402)
Cash and cash equivalents at beginning of period	1,402,627	4,358,091

Cash and cash equivalents at end of period	$2,989,759	$3,100,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

On July 22, 2003, Ratexchange Corporation changed its name to MCF Corporation. The interim financial statements included herein for MCF Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Commissions and Principal Transactions Revenue

Our institutional brokerage activities derive revenue from agency commissions and principal transactions. Agency commission revenue includes revenue resulting from executing stock exchange-listed securities, over-the counter securities and other transactions as agent. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Revenue generated from institutional brokerage transactions and related expenses are recorded on a trade date basis.

Investment Banking Revenue

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three months and six months ended June 30, 2003 and 2002 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

If the Company was to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months and six months ended June 30, 2003 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,758,149	$(749,856)	$931,654	$(2,365,420)
Add: Stock-based employee compensation expense included in the reported net income (loss)	31,250	97,250	62,500	151,046
Less: Stock-based employee compensation expense determined under fair value method for all awards	(633,925)	(720,795)	(1,366,193)	(1,955,370)

Pro forma net income (loss)	$1,155,474	$(1,373,401)	$(372,039)	$(4,169,744)

Net income (loss) per share, as reported:
Basic	$0.05	$(0.04)	$0.01	$(0.12)

Diluted	$0.04	$(0.04)	$0.01	$(0.12)

Net income (loss) per share, pro forma:
Basic	$0.02	$(0.07)	$(0.04)	$(0.21)

Diluted	$0.02	$(0.07)	$(0.04)	$(0.21)

Newly Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

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

2. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$1,758,149	$(749,856)	$931,654	$(2,365,420)
Deemed dividend for issuance of preferred stock	(537,602)	—	(537,602)	—
Preferred stock dividends	(42,903)	(53,282)	(84,611)	(135,782)

Net income (loss) available to common stockholders – basic	1,177,644	(803,138)	309,441	(2,501,202)
Interest and dividends on dilutive common shares	76,961	—	13,961	—

Net income (loss) available to common stockholders - diluted	$1,254,605	$(803,138)	$323,402	$(2,501,202)

Weighted-average number of common shares – basic	26,120,020	20,292,922	24,827,978	20,111,950
Exercise or conversion of all potentially dilutive common shares outstanding	6,726,325	—	2,458,564	—

Weighted-average number of common shares – diluted	32,846,345	20,292,922	27,286,542	20,111,950

Basic net income (loss) per common share	$0.05	$(0.04)	$0.01	$(0.12)

Diluted net income (loss) per common share	$0.04	$(0.04)	$0.01	$(0.12)

Basic earnings (loss) per share is computed by dividing net income (loss), less accrued dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the three and six months ended June 30, 2003 by dividing net income, less accrued dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the three and six month ended June 30, 2002, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $0.37 and $0.31 per share for the three and six months ended June 30, 2003, respectively. Because the Company reported a net loss during the three and six months ended June 30, 2002, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	12,676,694	19,997,586	15,421,177	15,720,191
Weighted average stock options and warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	80,478	—	501,046
Weighted average shares issuable upon conversion of the convertible notes payable	7,681,912	9,459,459	9,177,243	9,459,459
Weighted average shares issuable upon conversion of the convertible preferred stock	9,293,956	1,647,793	5,292,650	1,710,222

Total common stock equivalents excluded from diluted net income (loss) per share	29,652,562	31,185,316	29,891,070	27,390,918

3. Capital Transactions

Issuance of Convertible Preferred Stock and Notes Payable

In April 2003, the Company completed a private placement financing with gross proceeds of $2,750,000. The Company issued 8,750,000 shares of Series B convertible preferred stock at a purchase price of $0.20 per share and convertible promissory notes with aggregate principal of $1,000,000. The preferred stock can be converted by the holders at a ratio of 1:1 into the Company’s common stock. The promissory notes can be converted to common stock at a rate of $0.20 per share. In connection with the private placement, the Company also issued warrants to purchase 3,437,500 shares of common stock. The warrants issued to the holders of Series B preferred stock have an exercise price of $0.30 per share and a three-year term. The warrants issued to the holders of the convertible promissory notes have an exercise price of $0.30 per share and a five-year term. The transaction included officers of MCF Corporation, institutions and accredited investors. The convertible notes were recorded in the statements of financial condition during the second quarter of 2003 net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount will be amortized over the five-year term.

In April 2003, the Company completed a private placement financing with gross proceeds of $250,000. The Company issued 1,000,000 shares of Series C convertible preferred stock at a purchase price of $0.25 per share. The preferred stock can be converted by the holders at a ratio of 1:1 into the Company’s common stock. In connection with the private placement, the Company also issued warrants to purchase 250,000 shares of common stock. The warrants issued to the holders of Series C preferred stock have an exercise price of $0.30 per share and a three-year term. The transaction included institutions and accredited investors.

Retirement of Convertible Note Payable held by Forsythe

In April 2003, the Company exercised its right to cancel the convertible promissory note held by Forsythe McArthur Associates, Inc., or Forsythe, dated September 1, 2001 with principal sum of $5,949,042 and accruing interest at a rate equal to 9.0% per annum. Forsythe received the following restructured consideration in full and complete satisfaction of all obligations owed to it by the Company:

a.	$500,000 in cash;
b.	2,000,000 shares of the Company’s common stock, including demand registration rights; and
c.	a new promissory note of principal sum equal to $1,000,000 bearing interest at 3.5% per annum payable quarterly in cash, maturing on December 31, 2005.

The fair value of the 2,000,000 shares of common stock issued was $400,000. The new promissory note was recorded at face value plus the sum of gross future contractual interest payments amounting to $105,000. The total value of the consideration provided to Forsythe to retire the convertible note was $2,005,000. The carrying value of the convertible note at the time of retirement, net of certain discounts, was $5,093,000. The Company recorded a gain in the amount of $3,088,000 as a result this transaction.

Exchange of Convertible Notes Payable for Preferred Stock

In 2001, the Company completed private offerings of convertible notes, in an aggregate principal amount of $3.5 million, due December 31, 2011. The notes bear interest at 12% per annum and may be converted into shares of the Company’s common stock at the election of the holder anytime before their maturity or their redemption or repurchase by the Company. The conversion rate is 2,703 shares of common stock per each $1,000 principal amount of notes. Prior to June 30, 2003, certain investors converted their notes with a principal amount of $350,000 into common stock.

In June 2003, the stockholders of the Company approved the offer to exchange the current convertible notes for Series C convertible preferred stock. On June 30, 2003, investors elected to exchange their notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock. The Series C convertible preferred stock is convertible on demand of the holder into common stock at a ratio of 1:1. The holders of the Series C preferred stock will receive an annual dividend at the rate of 3.0% per annum, paid in cash and registration rights for the underlying common stock.

4. Regulatory Requirements

Merriman Curhan Ford & Co., previously known as RTX Securities Corporation, is a wholly-owned subsidiary of MCF Corporation. Merriman Curhan Ford & Co., or MCF & Co., is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2003, MCF & Co. had regulatory net capital, as defined, of $831,000, which exceeded the amount required by $664,000. MCF & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

5. Subsequent Events

On July 3, 2003, the Company filed a registration statement on Form S-3 covering the offer for resale by selling shareholders of 5,652,262 shares of common stock currently outstanding and a further 36,345,946 shares issuable upon conversion of notes payable and preferred stock and exercise of stock warrants.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 17 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a securities broker-dealer and investment bank serving emerging growth companies and institutional investors. We provide sales and trading services primarily to institutions, as well as advisory and investment banking services to our corporate clients. Our Merriman Curhan Ford & Co. subsidiary is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc.

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

Business Environment

The weak global and US economic conditions that existed in 2002 and in the first quarter of 2003 continued into the second quarter of 2003. The continued lack of capital spending, prolonged slump in the labor markets and high energy prices contributed to difficult market conditions. However, geopolitical tensions subsided during the second quarter of 2003. In addition, there was growing sentiment that the economy and corporate profits were strengthening and, as a result, consumer confidence increased during the quarter. The major equity indices were all up for the quarter ended June 30, 2003.

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

Deferred Tax Valuation Allowance

We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2003 and December 31, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Financial Condition

June 30, 2003 Compared to December 31, 2002

Cash and cash equivalents

Cash and cash equivalents increased by $1,587,000, or 113%, from $1,403,000 as of December 31, 2002 to $2,990,000 as of June 30, 2003. Cash and cash equivalents was higher primarily as the result of proceeds from the issuance of Series B and Series C convertible preferred stock and convertible notes payable amounting to

$3,000,000, partially offset by cash used to retire a convertible note payable, net cash used in our operating activities and the purchase of equipment and fixtures during the six month period ended June 30, 2003.

Marketable securities owned

Marketable securities owned increased by $470,000, or 62%, from $764,000 as of December 31, 2002 to $1,234,000 as of June 30, 2003. We increased the level of proprietary positions in equity securities during the six months ended June 30, 2003. The level of security positions fluctuates significantly during a given period and is determined by management based upon expectations of short-term movements in securities and markets.

Debt Issuance Costs

Debt issuance costs decreased by $539,000, or 88%, from $613,000 as of December 31, 2002 to $74,000 as of June 30, 2003. The decrease was primarily attributed to accelerated amortization related to the convertible notes payable that were converted to common stock or exchanged for Series C convertible preferred stock.

Convertible Notes Payable

Convertible notes payable decreased by $6,913,000, or 86%, from $8,055,000 as of December 31, 2002 to $1,142,000 as of June 30, 2003. The decrease was due to (i) the retirement of the convertible note payable held by Forsythe, (ii) the conversion of notes payable to common stock and (iii) the exchange of convertible notes payable for Series C convertible preferred stock.

Notes Payable

Notes payable increased by $1,049,000, or 262%, from $400,000 as of December 31, 2002 to $1,449,000 as of June 30, 2003. The increase was primarily the result of the issuance of a $1,000,000 note payable to Forsythe in connection with the retirement of the convertible note payable.

Additional Paid-In Capital

Additional Paid-in Capital increased by $6,461,000, or 7%, from $86,157,000 as of December 31, 2002 to $92,618,000 as of June 30, 2003. The increase was attributed to (i) issuance of Series B and Series C convertible preferred stock with detachable stock warrants, (ii) the issuance of common stock in connection with the retirement of the Forsythe convertible note payable, (iii) the conversion of notes payable to common stock, (iv) the exercise of stock options and stock warrants, (v) the accrual of Series A preferred stock dividends and (vi) the amortization of stock-based compensation.

Results of Operations

Three Months ended June 30, 2003 Compared to Three Months ended June 30, 2002

Revenue

Revenue from continuing operations was $2,580,000 and $2,009,000 during the three months ended June 30, 2003 and 2002, respectively. The increase in revenue of approximately $571,000, or 28%, from 2002 to 2003 was attributed to the growth of our securities broker-dealer operations.

Agency commissions amounted to $1,723,000, or 67%, of our revenue during the three months ended June 30, 2003. This represented a 3% increase over the $1,679,000 recognized during the three months ended June 30, 2002. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2003 as compared to the similar period in 2002.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $516,000, or 20%, of our revenue during the three months ended June 30, 2003. This represented a 387% increase compared to the $106,000 recognized during the three months ended June 30, 2002. We began our proprietary trading activities during the third quarter of 2002 and our market making activities during the fourth quarter of 2002.

Investment banking revenue amounted to $341,000, or 13%, of our revenue during the three months ended June 30, 2003. This represented a 54% increase compared to the $221,000 recognized during the three months ended June 30, 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of two transactions in each period.

During the three months ended June 30, 2003, no customer accounted for more than 10% of our revenue from continuing operations, while one customer accounted for 38% of our revenue from continuing operations during the three months ended June 30, 2002. During the three months ended June 30, 2003, two sales professionals each accounted for more than 10% of our revenue from continuing operations and combined accounted for 38%. One sales professional accounted for 65% of our revenue from continuing operations during the three months ended June 30, 2002.

Compensation and Benefits

Compensation and benefits expense was $1,779,000 and $1,479,000 during the three months ended June 30, 2003 and 2002, respectively. The increase of approximately $300,000, or 20%, from 2002 to 2003 was due primarily to higher commissions and variable compensation. Additionally, our headcount has increased from 26 in June 2002 to 56 in June 2003.

Brokerage and Clearing Fees

Brokerage and clearing fees were $264,000 and $238,000 during the three months ended June 30, 2003 and 2002, respectively. The increase of approximately $26,000, or 11%, from 2002 to 2003 was due to greater volume of brokerage transactions during the second quarter of 2003 as compared to the similar period in 2002. Merriman Curhan Ford & Co., formerly RTX Securities, is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $145,000 and $130,000 during the three months ended June 30, 2003 and 2002, respectively. The increase of approximately $15,000, or 12%, from 2002 to 2003 was primarily attributed to costs related to filing registration statements with the Securities and Exchange Commission.

Occupancy and Equipment

Occupancy and equipment expense was $86,000 and $45,000 during the three months ended June 30, 2003 and 2002, respectively. The increase of approximately $41,000, or 91%, from 2002 to 2003 resulted mostly from the increase in office space rented due to the continued hiring of institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $200,000 and $57,000 during the three months ended June 30, 2003 and 2002, respectively. The increase of approximately $143,000, or 251%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations during 2003. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California and Massachusetts.

Depreciation and Amortization

Depreciation and amortization expense was $17,000 and $100,000 during the three months ended June 30, 2003 and 2002, respectively. The decrease of approximately $83,000, or 83%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We purchased $76,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first six months of 2003.

Other Operating Expenses

Other operating expense was $343,000 and $358,000 during the three months ended June 30, 2003 and 2002, respectively. The decrease of approximately $15,000, or 4%, from 2002 to 2003 was attributed to our various efforts to minimize our operating expenses.

Interest Income

Interest income was $8,000 and $12,000 during the three months ended June 30, 2003 and 2002, respectively. The decrease of approximately $4,000, or 33%, from 2002 to 2003 was due to a lower average balance of interest earning assets, which decreased during the three months ended June 30, 2003 as compared to the similar period in 2002.

Interest Expense

Interest expense was $1,084,000 and $364,000 during the three months ended June 30, 2003 and 2002, respectively. The 2003 amount included $114,000 for interest expense and $970,000 for amortization of discounts and debt issuance costs, while the 2002 amount included $246,000 for interest expense and $118,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003.

Gain on Retirement of Convertible Note Payable

In April 2003, we exercised our right to cancel the convertible promissory note held by Forsythe with the principal sum of $5,949,042. The fair value of the consideration provided to Forsythe was less than the carrying amount of the convertible note payable. The difference between the fair value of the consideration provided to Forsythe and the carrying amount of the note payable was recorded as a gain in condensed consolidated statements of operations.

Income Taxes

Although we reported net income during the three months ended June 30, 2003, we continued to incur operating losses. Accordingly, we have not provided for income taxes in the current period. If we report net income for the full year ending December 31, 2003, we believe that we have adequate net operating loss and tax credit carryforwards available to offset all or substantially all of any future provision for income taxes related to our results of operations for this period.

Six Months ended June 30, 2003 Compared to Six Months ended June 30, 2002

Revenue

Revenue from continuing operations was $4,447,000 and $2,601,000 during the six months ended June 30, 2003 and 2002, respectively. The increase in revenue of approximately $1,846,000, or 71%, from 2002 to 2003 was attributed to the growth of our securities broker-dealer operations.

Agency commissions amounted to $3,003,000, or 68%, of our revenue during the six months ended June 30, 2003. This represented a 36% increase over the $2,201,000 recognized during the six months ended June 30, 2002. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2003 as compared to the similar period in 2002.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $732,000, or 16%, of our revenue during the six months ended June 30, 2003. This represented a 486% increase compared to the $125,000 recognized during the six months ended June 30, 2002. We began our proprietary trading activities during the third quarter of 2002 and our market making activities during the fourth quarter of 2002.

Investment banking revenue amounted to $713,000, or 16%, of our revenue during the six months ended June 30, 2003. This represented a 190% increase compared to the $246,000 recognized during the six months ended June 30, 2002. Investment banking revenue during 2003 resulted primarily from advisory service fees in connection with the closing of four transactions.

During the six months ended June 30, 2003, no customer accounted for more than 10% of our revenue from continuing operations, while one customer accounted for 37% of our revenue from continuing operations during the six months ended June 30, 2002. During the six months ended June 30, 2003, two sales professionals each accounted for more than 10% of our revenue from continuing operations and combined accounted for 41%. One sales professional accounted for 66% of our revenue from continuing operations during the six months ended June 30, 2002.

Compensation and Benefits

Compensation and benefits expense was $3,167,000 and $2,387,000 during the six months ended June 30, 2003 and 2002, respectively. The increase of approximately $780,000, or 33%, from 2002 to 2003 was due primarily to higher commissions and variable compensation. Additionally, our headcount has increased from 26 in June 2002 to 56 in June 2003.

Brokerage and Clearing Fees

Brokerage and clearing fees were $566,000 and $396,000 during the six months ended June 30, 2003 and 2002, respectively. The increase of approximately $170,000, or 43%, from 2002 to 2003 was due to greater volume of brokerage transactions during the first six months of 2003 as compared to the similar period in 2002. MCF & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $229,000 and $270,000 during the six months ended June 30, 2003 and 2002, respectively. The decrease of approximately $41,000, or 15%, from 2002 to 2003 was primarily attributed to outside consulting services incurred in connection with the winding down of our bandwidth trading business during 2002, partially offset by costs related to filing registration statements with the Securities and Exchange Commission during 2003.

Occupancy and Equipment

Occupancy and equipment expense was $160,000 and $125,000 during the six months ended June 30, 2003 and 2002, respectively. The increase of approximately $35,000, or 28%, from 2002 to 2003 resulted mostly from increase in office space rented due to the continued hiring of institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $385,000 and $88,000 during the six months ended June 30, 2003 and 2002, respectively. The increase of approximately $297,000, or 338%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations during 2003. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California and Massachusetts.

Depreciation and Amortization

Depreciation and amortization expense was $32,000 and $199,000 during the six months ended June 30, 2003 and 2002, respectively. The decrease of approximately $167,000, or 84%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We purchased $76,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first six months of 2003.

Other Operating Expenses

Other operating expense was $780,000 and $538,000 during the six months ended June 30, 2003 and 2002, respectively. The increase of approximately $242,000, or 45%, from 2002 to 2003 was attributed to a loss on the settlement of a brokerage transaction with a contra broker-dealer, as well as higher insurance expense. We expect to recover the amount of the loss from the brokerage transaction. However, since the outcome of the transaction is being litigated in the Supreme Court for the State of New York, the timing of any recovery is uncertain, and accordingly, has not been recognized in the accompanying condensed consolidated financial statements.

Interest Income

Interest income was $12,000 and $28,000 during the six months ended June 30, 2003 and 2002, respectively. The decrease of approximately $16,000, or 57%, from 2002 to 2003 was due to a lower average balance of interest earning assets, which decreased during the six months ended June 30, 2003 as compared to the similar period in 2002.

Interest Expense

Interest expense was $1,296,000 and $728,000 during the six months ended June 30, 2003 and 2002, respectively. The 2003 amount included $234,000 for interest expense and $1,062,000 for amortization of discounts and debt issuance costs, while the 2002 amount included $492,000 for interest expense and $236,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003.

Gain on Retirement of Convertible Note Payable

In April 2003, we exercised our right to cancel the convertible promissory note held by Forsythe with the principal sum of $5,949,042. The fair value of the consideration provided to Forsythe was less than the carrying amount of the convertible note payable. The difference between the fair value of the consideration provided to Forsythe and the carrying amount of the note payable was recorded as a gain in condensed consolidated statements of operations.

Loss from Discontinued Operations

Loss from discontinued operations was $0 and $263,000 during the six months ended June 30, 2003 and 2002, respectively. Loss from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $993,000, respectively. The discontinued operations were sold in April 2002.

Income Taxes

Although we reported net income during the six months ended June 30, 2003, we continued to incur operating losses. Accordingly, we have not provided for income taxes in the current period. If we report net income for the full year ending December 31, 2003, we believe that we have adequate net operating loss and tax credit carryforwards available to offset all or substantially all of any future provision for income taxes related to our results of operations for this period.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During the second quarter of 2003, we raised $3,000,000 by issuing preferred stock and convertible notes payable. As of June 30, 2003, we had long-term notes payable of $2,591,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of June 30, 2003, liquid assets consisted primarily of cash and cash equivalents of $2,990,000 and marketable securities of $1,234,000, for a total of $4,224,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2003, MCF & Co. had regulatory net capital, as defined, of $831,000, which exceeded the amount required by $664,000.

Cash and cash equivalents increased by $1,587,000 during the six months ended June 30, 2003. Cash provided by financing activities has amounted to $2,564,000 during 2003, while cash used in operating activities was $848,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. The non-cash gain included the $3,088,000 gain on the retirement of convertible note payable, while the non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash used in investing activities was $129,000, reflecting the purchase of equipment and fixtures.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. However, we have incurred operating losses since inception and, to date, we have generated only limited revenues. Furthermore, our funding of working capital and current and future operating losses may require additional capital investment. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this quarterly report, including reports we incorporate by reference, you should consider the following factors before investing in our securities.

It is difficult to evaluate our business and prospects because we have a limited operating history.

We began actively engaging in providing securities brokerage and investment banking services in January 2002. This was an entirely new business for us, and was a complete break with the business previously engaged in by us, the bandwidth brokerage business. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

We may never be able to achieve and maintain profitability.

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

We have incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $3,405,000, $30,072,000 and $44,729,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and negative cash flow from operations of $3,434,000, $13,360,000 and $17,161,000 in 2002, 2001 and 2000, respectively. At June 30, 2003, our accumulated deficit since inception was $91,015,000. We expect operating losses and negative cash flow to continue for the foreseeable future. We may never achieve a positive cash flow and profitability and even if we do, we may not sustain or increase them on a quarterly or annual basis in the future. If we are unable to achieve and sustain a positive cash flow and profitability, we may be unable to continue our operations.

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

Our revenue may decrease in the event of a decline in the market volume of securities transactions, prices or liquidity. Declines in the volume of securities transactions and in market liquidity generally result in lower revenue from trading activities and commissions. Lower price levels of securities may also result in a reduction in our revenue from corporate finance fees, as well as losses from declines in the market value of securities held by us in trading. Sudden sharp declines in market values of securities can result in illiquid markets and the failure of counterparties to perform their obligations, as well as increases in claims and litigation, including arbitration claims from customers. In such markets, we may incur reduced revenue or losses in our principal trading, market-making, investment banking, and advisory services activities.

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

Our revenue and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, including:

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

We record revenue from a capital markets advisory transaction only when we have rendered the services and the client is contractually obligated to pay; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results.

We have registered one of our subsidiaries as a securities broker-dealer and, as such, are subject to substantial regulations. If we fail to comply with these regulations, our business will be adversely affected.

Because we have registered Merriman Curhan Ford & Co. with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc., or NASD, as a securities broker-dealer, we are subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The Securities and Exchange Commission is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the NASD and national securities exchanges. The NASD is our primary self-regulatory organization. These self-regulatory organizations adopt rules, which are subject to SEC approval, that govern the industry and conduct periodic examinations of member broker-dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. If we fail to comply with these rules and regulations, our business may be materially and adversely affected.

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

Our business is dependent on the services of of skilled professionals, and may suffer if we can not recruit or retain such skilled professionals.

During the six months ended June 30, 2003, two sales professionals combined accounted for 41% of our revenue from continuing operations. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

Our compensation structure may negatively impact our financial condition if we are not able to effectively manage our expenses and cash flows.

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

Our success, in particular our ability to successfully facilitate securities brokerage transactions and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Additionally, computer viruses may cause our systems to incur delays or other service interruptions, which may cause us to incur additional operating expenses to correct problems we may experience. Any of the foregoing problems could materially adversely affect our business or future results of operations.

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

We could be sued in a securities class action lawsuit.

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

Although our common stock is listed for trading on the American Stock Exchange, it could be delisted because we may be unable to satisfy certain American Stock Exchange listing guidelines including market value, market price, financial condition and results of operations criteria. In particular, beginning December 31, 2003, we will be required to maintain net assets of at least $2,000,000 in order to comply with listing requirements. As of June 30, 2003, we had net assets of approximately $1,243,000. We cannot assure you that we will be able to reach the required level of net assets on a timely basis, or that we will be able to satisfy these guidelines on a continuing basis. Accordingly, although we have not received written notification of noncompliance from the American Stock Exchange with respect to this matter, we cannot represent to you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. A delisting could also negatively affect our ability to raise additional capital in the future.

Our stock could become subject to the “penny stock” rules, which could impair the liquidity of your investment in our stock.

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

Divestiture by a large stockholder, or group of stockholders, could result in a change of control.

We have 36,345,946 shares of common stock issuable upon conversion of notes and preferred stock and exercise of warrants, as well as an additional 5,652,262 shares of common stock which are currently outstanding but which have not previously been registered and thus are subject to restrictions on resale, which are currently being registered with a registration statement which has not yet been declared effective. As of August 5, 2003, we had a total of 26,888,526 shares of common stock outstanding, including the 5,652,262 shares just mentioned which are included in a pending registration statement. The possibility thus exists that the divesture by a selling stockholder, or group of selling stockholders, could result in a change of control, a change in the management, or both, of the Company. If such change in control or management were to occur, we cannot assure you that the current policies of the Company would be maintained, which could harm the Company’s business and results of operations and result in a decline in the price of our shares.

Sales of the shares being registered could depress the Company’s share price.

A total of 41,998,208 shares are being registered with a registration statement which has not yet been declared effective. We have no way of knowing how many of these shares will be sold in the public market or when sales of all or any part of these shares might take place. To date, trading in our stock has been sporadic. If a large number or all of the shares being registered were to be sold or offered for sale in the public market within a short time period, such offering or sale could severely adversely affect prevailing market prices for our common stock. Even if such shares were offered over a longer time period, their availability could adversely affect prevailing market prices for our common stock or restrain increases in the market price of our common stock.

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

The rights of the holders of our Series A, Series B and Series C Convertible Preferred Stock may adversely affect your rights as a common stockholder.

We currently have outstanding 619,999 shares of Series A Convertible Preferred Stock, 8,750,000 shares of Series B Convertible Preferred Stock and 11,800,000 shares of Series C Convertible Preferred Stock.

The holders of the Series A Convertible Preferred Stock have a liquidation preference equal to $2.75 per share, plus dividends at the rate of 6% per annum payable in additional shares of Series A Convertible Preferred Stock.

The holders of the Series B Convertible Preferred Stock have the right to receive cumulative dividends of 3% per annum based on their original purchase price of $0.20 per share of Series B Convertible Preferred Stock. If there were to be a liquidation or winding up of the Company, the holders of the Series B Convertible Preferred Stock would be entitled to the amount of any accrued but unpaid dividends prior to and in preference to any payment to the holders of our common stock. The holders of the Series B Convertible Preferred Stock are not entitled to any other liquidation preference. Additionally, in the event that the Company fails to pay the dividends due on the Series B Convertible Preferred Stock for two consecutive quarters, the holders of the Series B Convertible Preferred Stock will be entitled to elect two members to the Company’s Board of Directors until such time as there remains outstanding less than 2,000,000 shares of Series B Convertible Preferred Stock.

The holders of the Series C Convertible Preferred Stock have the right to receive cumulative dividends of 3% per annum based on their original purchase price of $0.25 per share of Series C Convertible Preferred Stock. If there were to be a liquidation or winding up of the Company, the holders of the Series C Convertible Preferred Stock would be entitled to the amount of any accrued but unpaid dividends prior to and in preference to any payment to the holders of our common stock. The holders of the Series C Convertible Preferred Stock are not entitled to any other liquidation preference. Additionally, in the event that the Company fails to pay the dividends due on the Series C Convertible Preferred Stock for two consecutive quarters, the holders of the Series C Convertible Preferred Stock will be entitled to elect two members to the Company’s Board of Directors until such time as there remains outstanding less than 7,000,000 shares of Series C Convertible Preferred Stock.

The liquidation preferences described above are payable to the holders of our preferred stock prior to any payments to the holders of common stock in the event of a liquidation and in certain other situations, such as an acquisition of the Company or its assets. The rights of the holders of our preferred stock might have the effect of discouraging potential acquirers of the Company and delaying or deterring an acquisition which would be favorable to the holders of common stock. Alternatively, the rights of the holders of our preferred stock might result in the holders of common stock receiving a lower price or other consideration for their shares in the event of an acquisition or liquidation of the Company, or in the holders of common stock receiving no consideration in the event of an acquisition or liquidation of the Company. Additionally, the rights of the holders of the Series B and C Convertible Preferred Stock to elect members of the Company’s Board of Directors in certain situations could result in the holders of the common stock losing control of the Company’s Board of Directors.

Our ability to issue additional preferred stock may adversely affect your rights as a common stockholder and could be used as an anti take-over device.

Our Articles of Incorporation authorize our board of directors to issue up to an additional 37,450,000 shares of preferred stock, without approval from our stockholders. If you purchase our common stock, this means that our board of directors has the right, without your approval as a common stockholder, to fix the relative rights and preferences of the preferred stock. This would affect your rights as a common stockholder regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our Company that may be opposed by our management even if the transaction might be favorable to you as a common stockholder.

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

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $14.40 per share, represent approximately 31% of our total outstanding stock on a fully diluted basis. The exercise of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2003, our Merriman Curhan Ford & Co. subsidiary answered a complaint filed in the Supreme Court of New York, New York County by CRT Capital Group, LLC, or CRT. (Index No. 600712/03) Our subsidiary is named as a defendant in an action seeking declaratory relief from the court. Plaintiff CRT seeks the court’s declaration regarding the method for settling an equity trade involving the common stock of NTL, Inc. Our subsidiary filed a counterclaim against CRT seeking monetary damages in the approximate amount of $135,000 for losses as a result of our having to purchase NTL, Inc. stock to complete a trade on behalf of one of our Merriman Curhan Ford & Co. trading clients.

In January 2003, NTL, Inc. emerged from bankruptcy. As part of its reorganization plan, the NTL, Inc. was to issue 200 million new shares of common stock. A when-issued trading market had developed and one our subsidiary’s trading clients had participated in that market. Just prior to emergence from bankruptcy, the reorganization plan was amended to provide for only 50 million new shares of NTL, Inc. to be issued. This amendment created chaos in the trading market once the when-issued trades were to be settled.

The court has set a briefing schedule on motions for summary judgment, with the motions to be heard in early October 2003. We do not anticipate any financial loss as a result of this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on June 20, 2003. At the annual meeting, our stockholders voted on the following matters:

		Votes For	Votes Against	Votes Abstained
1.	Election of Directors:
	D. Jonathan Merriman	18,302,944	—	17,943
	Patrick Arbor	18,302,944	—	17,943
	Donald H. Sledge	18,172,944	130,000	17,943
	Ronald E. Spears	18,302,944	—	17,943
	Steven W. Town	18,302,944	—	17,943
2.	Approval of 2003 Stock Option and Incentive Plan	5,008,568	21,700	13,290,619
3.	Amendment to change the Company’s Name to MCF Corporation	18,306,944	2,550	11,393
4.	Approval of Offer to Exchange Current Promissory Note Holder’s Debentures for Ratexchange Corporation Series C Convertible Preferred Stock	5,018,843	12,500	13,289,544

Broker non-votes are classified as votes abstained in the table presented above. Abstentions and broker non-votes are counted as present for purposes of establishing a quorum. Broker non-votes, however, were not considered as part of the voting power present or represented at the annual meeting for purposes of any matter voted on at the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

•	Form 8-K (Item 5 reported) filed on April 9, 2003
•	Form 8-K (Item 5 reported) filed on April 9, 2003
•	Form 8-K (Item 5 and 7 reported) filed on July 7, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RATEXCHANGE CORPORATION

August 6, 2003	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 6, 2003	By:	/s/ GREGORY S. CURHAN
Gregory S. Curhan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.