Form 10-Q/A
period 2003-06-30
MCF CORP
filed 2003-09-09
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2003 is being filed to amend the disclosure contained in (i) the Condensed Consolidated Statements of Operations, to present the amount of net income (loss) and earnings per share measures available to common stockholders on the face of the condensed consolidated statements of operations; (ii) the Condensed Consolidated Statements of Cash Flows, to present the non-cash investing and financing activities; (iii) Note 2. to the Condensed Consolidated Financial Statements, to describe a $537,602 charge titled “Deemed Dividends for Issuance of Preferred Stock”; and (iv) Management’s Discussion and Analysis of Financial Condition and Results of Operations, to expand the financial condition discussion to quantify each of the changes in convertible notes payable and additional paid-in capital. No other changes were made to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2003; however, this Amendment No. 1 to Form 10-Q is being filed in its entirety for clarity and completeness.

MCF Corporation

Form 10-Q

For the Six Months Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Commissions	$1,722,758	$1,678,516	$3,002,599	$2,201,101
Principal transactions	516,183	106,168	731,523	124,776
Investment banking	340,865	220,743	712,740	246,416
Other	—	3,300	—	28,827

Total revenue	2,579,806	2,008,727	4,446,862	2,601,120

Operating expenses:
Compensation and benefits	1,778,884	1,478,743	3,166,820	2,387,334
Brokerage and clearing fees	263,533	238,030	566,053	395,572
Professional services	144,886	129,917	228,975	270,036
Occupancy and equipment	85,809	44,797	159,981	125,220
Communications and technology	200,121	57,008	384,942	88,292
Depreciation and amortization	17,049	100,281	32,279	199,375
Other	343,248	358,180	780,061	537,965

Total operating expenses	2,833,530	2,406,956	5,319,111	4,003,794

Operating loss	(253,724)	(398,229)	(872,249)	(1,402,674)
Interest income	7,633	12,221	11,734	27,717
Interest expense	(1,083,990)	(363,848)	(1,296,061)	(727,620)
Gain on retirement of convertible note payable	3,088,230	—	3,088,230	—

Income (loss) from continuing operations	1,758,149	(749,856)	931,654	(2,102,577)
Loss from discontinued operations	—	—	—	(262,843)

Net income (loss)	$1,758,149	$(749,856)	$931,654	$(2,365,420)

Net income (loss) available to common stockholders:
Basic	$1,177,644	$(803,138)	$309,441	$(2,501,202)

Diluted	$1,254,605	$(803,138)	$323,402	$(2,501,202)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.04)	$0.01	$(0.11)

Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$0.05	$(0.04)	$0.01	$(0.12)

Net income (loss) available to common stockholders	$0.05	$(0.04)	$0.01	$(0.12)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.04)	$0.01	$(0.11)

Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$0.04	$(0.04)	$0.01	$(0.12)

Net income (loss) available to common stockholders	$0.04	$(0.04)	$0.01	$(0.12)

Weighted average common shares outstanding:
Basic	26,120,020	20,292,922	24,827,978	20,111,950
Diluted	32,846,345	20,292,922	27,286,542	20,111,950

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

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$931,654	$(2,365,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on retirement of convertible note payable	(3,088,230)	—
Depreciation and amortization	32,279	199,375
Common stock issued for services	—	83,338
Stock options and warrants granted or modified	76,381	363,192
Amortization of discounts on convertible notes payable	523,959	201,967
Amortization of debt issuance costs	538,277	34,060
Gain on securities owned	—	(7,298)
Common stock received for advisory services	(1,250)	(11,000)
Changes in operating assets and liabilities:
Assets and liabilities of discontinued operations	—	63,149
Marketable securities owned	(298,082)	(220,948)
Due from clearing broker	(48,145)	(726,540)
Accounts receivable	(26,888)	(67,500)
Prepaid expenses and other assets	(240,535)	61,218
Accounts payable	208,830	150,014
Commissions payable	237,959	436,896
Accrued liabilities	321,974	153,231
Due to clearing and other brokers	(41,205)	89,640
Deferred revenue	25,000	30,833

Net cash used in operating activities	(848,022)	(1,531,793)
Cash flows from investing activities:
Purchase of equipment and fixtures	(129,293)	(3,109)
Proceeds from sale of discontinued operations	—	300,000

Net cash provided by (used in) investing activities	(129,293)	296,891
Cash flows from financing activities:
Proceeds from the issuance of Series B preferred stock	1,750,000	—
Proceeds from the issuance of Series C preferred stock	250,000	—
Proceeds from the issuance of convertible notes payable	1,000,000	—
Proceeds from the exercise of stock options and warrants	71,420	—
Cash used to retire convertible notes payable	(500,000)	—
Debt service payments	(6,973)
Debt issuance costs	—	(22,500)

Net cash provided by (used in) financing activities	2,564,447	(22,500)

Increase (decrease) in cash and cash equivalents	1,587,132	(1,257,402)
Cash and cash equivalents at beginning of period	1,402,627	4,358,091

Cash and cash equivalents at end of period	$2,989,759	$3,100,689

Non-cash investing and financing activities:
Conversion of notes payable to Series C preferred stock	$2,700,000	$—
Conversion of notes payable to common stock	$350,000	$—
Common stock issued to retire note payable	$400,000	$—
Common stock issued to settle accrued liabilities	$—	$37,000
Stock warrants issued to note payable investor	$129,215	$—
Stock warrants issued to preferred stock investors	$231,801	$—
Maturity of note payable	$400,000	$—
Issuance of note payable	$456,000	$—
Purchase of equipment and fixtures with capital lease	$4,551	$—
Preferred stock dividends	$84,611	$135,782

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

The investors in the Company’s Series B and Series C convertible preferred stock received detachable stock warrants. Deemed dividend for issuance of preferred stock represents the relative fair value assigned to the stock warrants together with the relative fair value of the beneficial conversion feature inherent with the convertible preferred stock. These amounts were charged to accumulated deficit during the three and six months ended June 30, 2003. All preferred stock dividends, including the deemed dividend described above, are added back to net income (loss) to arrive at net income (loss) available to common stockholders.

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

Convertible Notes Payable

Convertible notes payable decreased by $6,913,000, or 86%, from $8,055,000 as of December 31, 2002 to $1,142,000 as of June 30, 2003. The decrease was due to (i) the retirement of the convertible note payable held by Forsythe, (ii) the exchange of convertible notes payable for Series C convertible preferred stock, (iii) the conversion of notes payable to common stock, partially offset by the issuance of new convertible note payable with a $1 million face, and the amortization of original issue discounts amounting to $73,000 related to stock warrants and the resulting beneficial conversion feature.

In April 2003, we exercised our right to cancel the convertible note payable held by Forsythe with a principal sum of $5,949,000. The convertible note was carried on the balance sheet at the time of retirement net of discounts amounting to $820,000. During the three months ended June 30, 2003, investors exchanged convertible notes with a face amount of $2,700,000 into Series C convertible preferred stock. Also during the second quarter of 2003, investors converted notes payable with a principal sum of $350,000 into common stock. The notes payable that were exchanged or converted into equity were carried on the balance sheet net of discounts amounting to $451,000. In April 2003, we issued a $1,000,000 convertible note that was recorded net of discounts amounting to $258,000.

Notes Payable

Notes payable increased by $1,049,000, or 262%, from $400,000 as of December 31, 2002 to $1,449,000 as of June 30, 2003. The increase was primarily the result of the issuance of a $1,000,000 note payable to Forsythe in connection with the retirement of the convertible note payable.

Additional Paid-In Capital

Additional paid-in capital increased by $6,461,000, or 7%, from $86,157,000 as of December 31, 2002 to $92,618,000 as of June 30, 2003. The increase resulted from the following transactions (i) $5,236,000 for the issuance of Series B and Series C convertible preferred stock with detachable stock warrants, (ii) $400,000 for the issuance of common stock in connection with the retirement of the Forsythe convertible note payable, (iii) $350,000 for the conversion of notes payable to common stock, (iv) $258,000 for stock warrants and the beneficial conversion feature related to the $1,000,000 convertible note payable issued in April 2003, (v) $85,000 for the exercise of stock options and warrants, (vi) $70,000 for the accrual of Series A preferred stock dividends and (vii) $62,000 for amortization of stock-based compensation.

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

RATEXCHANGE CORPORATION

September 9, 2003	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

September 9, 2003	By:	/s/ GREGORY S. CURHAN
Gregory S. Curhan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.