Form 10-Q/A
period 2003-06-30
MCF CORP
filed 2003-09-23
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2003 is being filed to amend the disclosure contained in (i) the Condensed Consolidated Statements of Operations, to present the amount of net income (loss) and earnings per share measures available to common stockholders on the face of the condensed consolidated statements of operations; (ii) the Condensed Consolidated Statements of Cash Flows, to present the non-cash investing and financing activities; (iii) Note 2. to the Condensed Consolidated Financial Statements, to describe a $537,602 charge titled “Deemed Dividends for Issuance of Preferred Stock”; and (iv) Management’s Discussion and Analysis of Financial Condition and Results of Operations, to expand the financial condition discussion to quantify each of the changes in convertible notes payable and additional paid-in capital. No other changes were made to the Registrant’s Report on Form 10-Q for the quarterly period ended June 30, 2003; however, this Amendment No. 2 to Form 10-Q is being filed in its entirety for clarity and completeness.

MCF Corporation

Form 10-Q

For the Six Months Ended June 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Commissions	$1,722,758	$1,678,516	$3,002,599	$2,201,101
Principal transactions	516,183	106,168	731,523	124,776
Investment banking	340,865	220,743	712,740	246,416
Other	—	3,300	—	28,827

Total revenue	2,579,806	2,008,727	4,446,862	2,601,120

Operating expenses:
Compensation and benefits	1,778,884	1,478,743	3,166,820	2,387,334
Brokerage and clearing fees	263,533	238,030	566,053	395,572
Professional services	144,886	129,917	228,975	270,036
Occupancy and equipment	85,809	44,797	159,981	125,220
Communications and technology	200,121	57,008	384,942	88,292
Depreciation and amortization	17,049	100,281	32,279	199,375
Other	343,248	358,180	780,061	537,965

Total operating expenses	2,833,530	2,406,956	5,319,111	4,003,794

Operating loss	(253,724)	(398,229)	(872,249)	(1,402,674)
Interest income	7,633	12,221	11,734	27,717
Interest expense	(1,083,990)	(363,848)	(1,296,061)	(727,620)
Gain on retirement of convertible note payable	3,088,230	—	3,088,230	—

Income (loss) from continuing operations	1,758,149	(749,856)	931,654	(2,102,577)
Loss from discontinued operations	—	—	—	(262,843)

Net income (loss)	$1,758,149	$(749,856)	$931,654	$(2,365,420)

Net income (loss) available to common stockholders	$1,177,644	$(803,138)	$309,441	$(2,501,202)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.04)	$0.01	$(0.11)

Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$0.05	$(0.04)	$0.01	$(0.12)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$(0.04)	$0.01	$(0.11)

Income (loss) from discontinued operations	$—	$—	$—	$(0.01)

Net income (loss)	$0.04	$(0.04)	$0.01	$(0.12)

Weighted average common shares outstanding:
Basic	26,120,020	20,292,922	24,827,978	20,111,950
Diluted	32,846,345	20,292,922	27,286,542	20,111,950

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

RATEXCHANGE CORPORATION

September 23, 2003	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

September 23, 2003	By:	/s/ GREGORY S. CURHAN
Gregory S. Curhan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.