Form 10-Q
period 2003-09-30
MCF CORP
filed 2003-11-06
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 5, 2003, 54,887,342 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

MCF Corporation

Form 10-Q

For the Nine Months Ended September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue:
Commissions	$2,757,379	$2,332,664	$5,759,313	$4,533,765
Principal transactions	261,132	79,176	992,655	203,952
Investment banking	4,752,164	15,833	5,464,904	262,249
Other	1,646	—	2,311	28,827
Total revenue	7,772,321	2,427,673	12,219,183	5,028,793
Operating expenses:
Compensation and benefits	4,824,660	1,725,501	7,991,480	4,112,835
Brokerage and clearing fees	375,849	346,609	941,903	742,181
Professional services	288,019	145,479	516,994	415,515
Occupancy and equipment	100,585	48,003	260,566	173,223
Communications and technology	227,193	114,129	612,135	202,421
Depreciation and amortization	24,823	101,356	57,102	300,731
Other	429,554	(228,093)	1,209,615	309,872
Total operating expenses	6,270,683	2,252,984	11,589,795	6,256,778
Operating income (loss)	1,501,638	174,689	629,388	(1,227,985)
Interest income	7,300	9,563	19,034	37,280
Interest expense	(122,057)	(363,878)	(1,418,118)	(1,091,498)
Gain on retirement of convertible note payable	—	—	3,088,230	—
Income (loss) from continuing operations	1,386,881	(179,626)	2,318,534	(2,282,203)
Loss from discontinued operations	—	—	—	(262,843)
Net income (loss)	$1,386,881	$(179,626)	$2,318,534	$(2,545,046)
Net income (loss) available to common stockholders (Note 2)	$1,323,422	$(211,514)	$1,632,863	$(2,712,716)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.01)	$0.06	$(0.14)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.05	$(0.01)	$0.06	$(0.14)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$(0.01)	$0.05	$(0.14)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.02	$(0.01)	$0.05	$(0.14)
Weighted average common shares outstanding:
Basic	27,629,195	20,908,856	25,771,978	19,865,495
Diluted	66,384,215	20,908,856	37,546,365	19,865,495

The accompanying notes are an integral part of these condensed consolidated financial statements

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Cash and cash equivalents	$5,769,857	$1,402,627
Securities owned:
Marketable, at fair value	616,398	764,421
Not readily marketable, at estimated fair value	214,698	16,067
Restricted cash	500,000	610,240
Due from clearing broker	424,906	124,053
Accounts receivable, net	52,800	27,661
Equipment and fixtures, net	162,967	49,216
Debt issuance costs	24,069	612,673
Prepaid expenses and other assets	350,948	162,169
Total assets	$8,116,643	$3,769,127
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$233,008	$112,041
Commissions payable	928,339	325,351
Accrued liabilities	1,207,081	342,454
Due to clearing and other brokers	107,557	63,550
Securities sold, not yet purchased	10	—
Capital lease obligation	4,160	—
Convertible notes payable, net	897,247	8,055,085
Notes payable	1,428,350	400,000
Total liabilities	4,805,752	9,298,481
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, Series A - $0.0001 par value; 2,000,000 shares authorized; 619,999 and 499,999 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively; aggregate liquidation preference of $1,927,000 as of September 30, 2003	62	50
Preferred stock, Series B - $0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and outstanding as of September 30, 2003; aggregate liquidation preference of $4,000 as of September 30, 2003	875	—
Preferred stock, Series C - $0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and outstanding as of September 30, 2003; aggregate liquidation preference of $7,000 as of September 30, 2003	1,180	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 30,513,592 and 23,601,580 shares issued and 30,433,592 and 23,521,580 outstanding as of September 30, 2003 and December 31, 2002, respectively	3,043	2,352
Additional paid-in capital	94,493,723	86,156,666
Deferred compensation	(1,132,433)	—
Accumulated deficit	(89,691,906)	(91,324,769)
Treasury stock	(363,653)	(363,653)
Total stockholders’ equity (deficit)	3,310,891	(5,529,354)
Total liabilities and stockholders’ equity (deficit)	$8,116,643	$3,769,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,318,534	$(2,545,046)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on retirement of convertible note payable	(3,088,230)	—
Depreciation and amortization	57,102	300,731
Common stock issued for services	121,449	83,337
Stock options and warrants granted or modified	233,198	430,772
Amortization of discounts on convertible notes payable	579,047	302,951
Amortization of debt issuance costs	588,604	51,088
Unrealized (gain) loss on securities owned	(64,825)	34,357
Gain on settlement of vendor obligations	—	(367,614)
Gain on sale of equipment	—	(200,000)
Common stock received for advisory services	(1,250)	(11,000)
Changes in operating assets and liabilities:
Assets and liabilities of discontinued operations	—	63,149
Marketable securities owned	15,477	(556,699)
Restricted cash	110,240	(364,570)
Due from clearing broker	(300,853)	(233,823)
Accounts receivable	(25,139)	(40,686)
Prepaid expenses and other assets	(224,004)	80,785
Accounts payable	120,967	267,897
Commissions payable	602,988	411,413
Accrued liabilities	815,627	(71,218)
Due to clearing and other brokers	44,007	92,543
Deferred revenue	—	15,000
Net cash provided by (used in) operating activities	1,902,939	(2,256,633)
Cash flows from investing activities:
Purchase of equipment and fixtures	(166,302)	(6,654)
Proceeds from sale of equipment	—	200,000
Proceeds from sale of discontinued operations	—	300,000
Net cash provided by (used in) investing activities	(166,302)	493,346
Cash flows from financing activities:
Proceeds from the issuance of Series B preferred stock	1,750,000	—
Proceeds from the issuance of Series C preferred stock	250,000	—
Proceeds from the issuance of convertible notes payable	1,000,000	—
Proceeds from the exercise of stock options and warrants	208,884	—
Cash used to retire convertible notes payable	(500,000)	—
Debt service payments	(28,041)	—
Preferred stock dividends	(50,250)	—
Debt issuance costs	—	(22,500)
Net cash provided by (used in) financing activities	2,630,593	(22,500)
Increase (decrease) in cash and cash equivalents	4,367,230	(1,785,787)
Cash and cash equivalents at beginning of period	1,402,627	4,358,091
Cash and cash equivalents at end of period	$5,769,857	$2,572,304
Non-cash investing and financing activities:
Conversion of notes payable to Series C preferred stock	$2,700,000	$—
Conversion of notes payable to common stock	$650,000	$—
Common stock issued to retire note payable	$400,000	$—
Common stock issued to settle accrued liabilities	$—	$37,000
Stock warrants issued to note payable investor	$129,215	$—
Stock warrants issued to preferred stock investors	$231,801	$—
Maturity of note payable	$400,000	$—
Issuance of note payable	$456,000	$—
Issuance of restricted stock	$1,090,000	$—
Issuance of stock options with intrinsic value	$168,000	$—
Purchase of equipment and fixtures with capital lease	$4,551	$—
Preferred stock dividends	$97,820	$167,670

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

Commissions and Principal Transactions Revenue

Our institutional brokerage activities derive revenue from agency commissions and principal transactions. Agency commission revenue includes revenue resulting from executing stock exchange-listed securities, over-the counter securities and other transactions as agent. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Revenue generated from brokerage transactions and related expenses are recorded on a trade date basis.

Investment Banking Revenue

Investment banking revenue represents fees earned from private placement offerings, mergers and acquisitions, financial restructuring and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance of services rendered are recognized as revenue over the service period.

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three months and nine months ended September 30, 2003 and 2002 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months and nine months ended September 30, 2003 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,386,881	$(179,626)	$2,318,534	$(2,545,046)
Add: Stock-based employee compensation expense included in the reported net income (loss)	170,698	279,726	233,198	430,772
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,374,951)	(629,597)	(3,273,536)	(2,628,037)
Pro forma net income (loss)	$182,628	$(529,497)	$(721,804)	$(4,742,311)
Net income (loss) per share, as reported:
Basic	$0.05	$(0.01)	$0.06	$(0.14)
Diluted	$0.02	$(0.01)	$0.05	$(0.14)
Net income (loss) per share, pro forma:
Basic	$0.00	$(0.03)	$(0.05)	$(0.25)
Diluted	$0.00	$(0.03)	$(0.05)	$(0.25)

Newly Issued Accounting Standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures in its statements of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The adoption of this Standard did not have a material effect on the Company's financial position or results of operations.

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this Issue did not have a material effect on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if any. FIN 46 became effective upon its issuance for interests in a VIE acquired after January 31, 2003.  For VIEs acquired before February 1, 2003, the original effective date of July 1, 2003 has been delayed to December 31, 2003.  FASB delayed the implementation due to additional time needed for companies and their auditors to complete the evaluation of existing variable interest entities and to determine which of those entities are required to be consolidated.  The Company does not expect that the adoption of this Interpretation will have a material effect on the Company’s financial position or results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$1,386,881	$(179,626)	$2,318,534	$(2,545,046)
Deemed dividend for issuance of preferred stock	—	—	(537,602)	—
Preferred stock dividends	(63,459)	(31,888)	(148,069)	(167,670)
Net income (loss) available to common stockholders – basic	1,323,422	(211,514)	1,632,863	(2,712,716)
Interest and dividends on dilutive common shares	89,721	—	237,680	—
Net income (loss) available to common stockholders – diluted	$1,413,143	$(211,514)	$1,870,543	$(2,712,716)
Weighted-average number of common shares – basic	27,629,195	20,908,856	25,771,978	19,865,495
Exercise or conversion of all potentially dilutive common shares outstanding	38,755,020	—	11,774,387	—
Weighted-average number of common shares – diluted	66,384,215	20,908,856	37,546,365	19,865,495
Basic net income (loss) per share	$0.05	$(0.01)	$0.06	$(0.14)
Diluted net income (loss) per share	$0.02	$(0.01)	$0.05	$(0.14)

The investors in the Company’s Series B and Series C convertible preferred stock received detachable stock warrants. Deemed dividend for issuance of preferred stock represents the relative fair value assigned to the stock warrants together with the relative fair value of the beneficial conversion feature inherent with the convertible preferred stock. These amounts were charged to accumulated deficit during the nine months ended September 30, 2003. All preferred stock dividends, including the deemed dividend described above, are added back to net income (loss) to arrive at net income (loss) available to common stockholders.

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the three and nine months ended September 30, 2003 by dividing net income, less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the three and nine month ended September 30, 2002, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $0.66 and $0.43 per share for the three and nine months ended September 30, 2003, respectively. Because the Company reported a net loss during the three and nine months ended September 30, 2002, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	7,628,661	20,428,726	13,331,517	18,034,296
Weighted average stock options and warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	71,542	—	177,485
Weighted average shares issuable upon conversion of the convertible notes payable	354,923	9,459,459	5,935,368	9,459,459
Weighted average shares issuable upon conversion of the convertible preferred stock	—	895,931	6,421,281	1,440,182
Total common stock equivalents excluded from diluted net income (loss) per share	7,983,584	30,855,658	25,688,166	29,111,422

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

In June 2003, the stockholders of the Company approved the offer to exchange the current convertible notes for Series C convertible preferred stock. On June 30, 2003, investors elected to exchange their notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock. The Series C convertible preferred stock is convertible on demand of the holder into common stock at a ratio of 1:1. The holders of the Series C preferred stock will receive an annual dividend at the rate of 3.0% per annum, paid in cash and registration rights for the underlying common stock. During 2003, certain investors with a principal amount of $650,000 that did not exchange their convertible notes for preferred stock converted their notes into common stock. As of September 30, 2003, the remaining convertible notes with an aggregate principal amount of $150,000 are outstanding.

4. Regulatory Requirements

Merriman Curhan Ford & Co., previously known as RTX Securities Corporation, is a wholly-owned subsidiary of MCF Corporation. Merriman Curhan Ford & Co., or MCF & Co., is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2003, MCF & Co. had regulatory net capital, as defined, of $2,942,000, which exceeded the amount required by $2,741,000. MCF & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

5. Subsequent Events

As of September 30, 2003, the Company had 8,750,000 and 11,800,000 shares of Series B and Series C convertible preferred stock outstanding, respectively. The Series B convertible preferred stock included a term that allowed the Company to induce conversion into common stock subsequent to the Company’s stock price closing at or above $0.60 for ten consecutive days. The Series C convertible preferred stock included a term that allowed the Company to induce conversion into common stock subsequent to the Company’s stock price closing at or above $0.75 for ten consecutive days. These stock price milestones were achieved during the three months ended September 30, 2003. Effective October 1, 2003, 8,750,000 and 11,800,000 shares of Series B and Series C preferred stock were converted into common stock, respectively.

As of September 30, 2003, the Company had convertible notes payable outstanding with a face amount of $1,000,000 that were issued in April 2003.  Effective October 1, 2003, notes payable with a face amount of $500,000 were converted into 2,500,000 shares of common stock.

In connection with the private financing in April 2003, the Company issued stock warrants to the Series B and Series C convertible preferred stockholders. The Series B and Series C stock warrants included a term requiring investors to exercise the stock warrants within 30 days of the Company’s stock price closing at or above $0.90 for ten consecutive days. Stock warrants that are not exercised within the 30 day term following the Company’s notice will expire. On September 30, 2003, the stock price milestone was achieved and notice was given on October 10, 2003. Therefore, stock warrants to purchase 1,812,500 shares of common stock with an exercise price of $0.30 must be exercised by November 10, 2003 or expire.

Had the inducement and warrant conversion referred to above occurred at the beginning of the third quarter, or July 1, 2003, pro forma basic and diluted net income per share for the three months ended September 30, 2003 would have been $0.03 and $0.02, respectively, using the treasury stock method.

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

Our aim is to fill the void in San Francisco-based investment banking services for emerging-growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served emerging-growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling this gap by originating differentiated research for our institutional investor clients and providing specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, telecommunications, consumer growth and life technology. Within these sectors, the industries covered include branded consumer, communications and networking, data storage, enterprise software, entertainment and leisure, biotech, health enabling technology and service, restaurant and wireless telecommunication. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth companies.

Business Environment

The pace of economic growth improved in the third quarter, supported by ongoing policy stimulus and continued strength in the consumer sector. Consumer spending growth picked up, supported by more expansionary fiscal policy, while major manufacturing surveys reflected improved confidence. However, despite the improvement in growth, the labor market remained weak. The major equity indices were all up for the quarter ended September 30, 2003.

Our securities broker-dealer and investment banking activities are linked to the capital markets, which markets are, in turn, linked to broader economic conditions. In addition, our business activities are focused in the technology, telecommunications, consumer growth and life technology sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

Fluctuations in revenue also occur due to the overall level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage commissions. Therefore, revenue in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter.

The financial services industry continues to be affected by an increasingly competitive environment. The relaxation of banks’ barriers to entry into the securities industry and expansion by insurance companies into traditional brokerage products, coupled with the repeal of laws separating commercial and investment banking activities, has increased the number and size of companies competing for a similar customer base. Many such competitors have greater capital resources and additional associated services with which to pursue these activities.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to securities owned and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Valuation of Securities Owned

Securities owned that are not readily marketable are carried at fair value, with the accompanying gains and losses reflected in our results of operations.  The fair value of investments, for which a quoted market or dealer price is not available, is based on management's estimates.  Among the factors considered by management in determining the fair value of investments are the cost of the investment, terms and liquidity, developments since the acquisition of the investment, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of investments.  The fair value of these investments is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse.  Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not.  We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2003 and December 31, 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income.  The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.  Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Financial Condition

September 30, 2003 Compared to December 31, 2002

Cash and cash equivalents

Cash and cash equivalents increased by $4,367,000, or 311%, from $1,403,000 as of December 31, 2002 to $5,770,000 as of September 30, 2003. Cash and cash equivalents was higher primarily as the result of net cash provided by our operating activities and proceeds from the issuance of Series B and Series C convertible preferred stock and convertible notes payable, partially offset by cash used to retire a convertible note payable and the purchase of equipment and fixtures during the nine month period ended September 30, 2003.

Debt Issuance Costs

Debt issuance costs decreased by $589,000, or 96%, from $613,000 as of December 31, 2002 to $24,000 as of September 30, 2003. The decrease was primarily attributed to accelerated amortization related to the convertible notes payable that were converted to common stock or exchanged for Series C convertible preferred stock.

Commissions Payable

Commissions payable increased by $603,000, or 186%, from $325,000 as of December 31, 2002 to $928,000 as of September 30, 2003. The increase was due to higher variable compensation during September 2003 as compared to December 2002. Commissions are generally paid monthly, one month in arrears.

Accrued Liabilities

Accrued liabilities increased by $865,000, or 253%, from $342,000 as of December 31, 2002 to $1,207,000 as of September 30, 2003. The increase was the result of higher accruals for payroll taxes, discretionary bonuses, interest and dividends.

Convertible Notes Payable

Convertible notes payable decreased by $7,158,000, or 89%, from $8,055,000 as of December 31, 2002 to $897,000 as of September 30, 2003. The decrease was due to (i) the retirement of the convertible note payable held by Forsythe, (ii) the exchange of convertible notes payable for Series C convertible preferred stock, (iii) the conversion of notes payable to common stock, partially offset by the issuance of a new convertible note payable with a $1 million face, and the amortization of original issue discounts related to stock warrants and the resulting beneficial conversion feature.

In April 2003, we exercised our right to cancel the convertible note payable held by Forsythe with a principal sum of $5,949,000. The convertible note was carried on the balance sheet at the time of retirement net of discounts amounting to $820,000. During 2003, investors exchanged convertible notes with a face amount of $2,700,000 into Series C convertible preferred stock. Also during 2003, investors converted notes payable with a principal sum of $650,000 into common stock. The notes payable that were exchanged or converted into equity were carried on the balance sheet net of discounts amounting to $474,000. In April 2003, we issued a $1,000,000 convertible note that was recorded net of discounts amounting to $258,000.

Notes Payable

Notes payable increased by $1,028,000, or 257%, from $400,000 as of December 31, 2002 to $1,428,000 as of September 30, 2003. The increase was primarily the result of the issuance of a $1,000,000 note payable to Forsythe in connection with the retirement of the convertible note payable.

Additional Paid-In Capital

Additional paid-in capital increased by $8,337,000, or 10%, from $86,157,000 as of December 31, 2002 to $94,494,000 as of September 30, 2003. The increase resulted from the following transactions (i) $5,236,000 for the issuance of Series B and Series C convertible preferred stock with detachable stock warrants, (ii) $1,090,000 for the issuance of restricted stock to employees, (iii) $400,000 for the issuance of common stock in connection with the retirement of the Forsythe convertible note payable, (iv) $650,000 for the conversion of notes payable to common stock, (v) $258,000 for stock warrants and the beneficial conversion feature related to the $1,000,000 convertible note payable issued in April 2003, (vi) $262,000 for stock-based compensation, (vii) $191,000 for the exercise of stock options and warrants, (viii) $120,000 for the issuance of common stock to non-employee consultants, and (ix) $98,000 for Series A preferred stock dividends.

Results of Operations

Three Months ended September 30, 2003 Compared to Three Months ended September 30, 2002

Revenue

Revenue from continuing operations was $7,772,000 and $2,428,000 during the three months ended September 30, 2003 and 2002, respectively. The increase in revenue of approximately $5,344,000, or 220%, from 2002 to 2003 was attributed to the growth of our securities broker-dealer and investment banking activities.

Agency commissions amounted to $2,757,000, or 36%, of our revenue during the three months ended September 30, 2003. This represented an 18% increase over the $2,333,000 recognized during the three months ended September 30, 2002. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2003 as compared to the similar period in 2002. During the three months ended September 30, 2003, no single brokerage customer accounted for more than 10% of our revenue from continuing operations, while one brokerage customer accounted for 49% of our revenue from continuing operations during the three months ended September 30, 2002.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $261,000, or 3%, of our revenue during the three months ended September 30, 2003. This represented a 230% increase compared to the $79,000 recognized during the three months ended September 30, 2002. We began our proprietary trading activities during the third quarter of 2002 and our market making activities during the fourth quarter of 2002.

Investment banking revenue amounted to $4,752,000, or 61%, of our revenue during the three months ended September 30, 2003. This represented a significant increase compared to the $16,000 recognized during the three months ended September 30, 2002. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of seven private placement offerings during the three months ended September 30, 2003. During the three months ended September 30, 2003, three investment banking customers each accounted for more than 10% of our revenue from continuing operations and combined accounted for 51%, while no single investment banking customer accounted for more than 10% of our revenue from continuing operations during the three months ended September 30, 2002.

During the three months ended September 30, 2003, three sales professionals each accounted for more than 10% of our revenue from continuing operations and combined accounted for 39%. One sales professional accounted for 74% of our revenue from continuing operations during the three months ended September 30, 2002.

Compensation and Benefits

Compensation and benefits expense was $4,825,000 and $1,726,000 during the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $3,099,000, or 180%, from 2002 to 2003 was due primarily to higher commissions and variable compensation related to the growth in revenue. Additionally, our headcount increased from 29 in September 2002 to 67 in September 2003.

Brokerage and Clearing Fees

Brokerage and clearing fees were $376,000 and $347,000 during the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $29,000, or 8%, from 2002 to 2003 was due to greater volume of brokerage transactions during the third quarter of 2003 as compared to the similar period in 2002. Merriman Curhan Ford & Co., formerly RTX Securities, is a fully-disclosed broker-dealer, that has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $288,000 and $145,000 during the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $143,000, or 99%, from 2002 to 2003 was primarily attributed to consulting costs incurred related to our compliance department and the filing of registration statements with the Securities and Exchange Commission.

Occupancy and Equipment

Occupancy and equipment expense was $101,000 and $48,000 during the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $53,000, or 110%, from 2002 to 2003 resulted mostly from equipment purchases and the increase in office space rental due to the continued hiring of institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $227,000 and $114,000 during the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $113,000, or 99%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations during 2003. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California, New York and Massachusetts.

Depreciation and Amortization

Depreciation and amortization expense was $25,000 and $101,000 during the three months ended September 30, 2003 and 2002, respectively. The decrease of approximately $76,000, or 75%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We purchased $171,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first nine months of 2003.

Other Operating (Income) Expense

Other operating (income) expense was $430,000 and ($228,000) during the three months ended September 30, 2003 and 2002, respectively. The increase of approximately $658,000, or 289%, from 2002 to 2003 was attributed mostly to one-time gains recorded during the three months ended September 30, 2002. The 2002 amount includes a gain on sale of networking equipment of $200,000 and the reduction of expense due to the favorable settlement of vendor obligations of $276,000. Excluding these one-time gains, other operating expense increased by $182,000, or 73%, from 2002 to 2003. This increase was due mostly to higher travel costs incurred in 2003.

Interest Income

Interest income was $7,000 and $10,000 during the three months ended September 30, 2003 and 2002, respectively. The decrease of approximately $3,000, or 30%, from 2002 to 2003 was due to a lower average balance of interest earning assets, which decreased during the three months ended September 30, 2003 as compared to the similar period in 2002.

Interest Expense

Interest expense was $122,000 and $364,000 during the three months ended September 30, 2003 and 2002, respectively. The 2003 amount included $17,000 for interest expense and $105,000 for amortization of discounts and debt issuance costs, while the 2002 amount included $246,000 for interest expense and $118,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003.

Income Taxes

Although we reported net income during the three months ended September 30, 2003, we were able to offset our taxable income against our net operating loss carryforwards. Accordingly, we have not provided for income taxes in the current period. If we report net income for the full year ending December 31, 2003, we believe that we have adequate net operating loss and tax credit carryforwards available to offset all or substantially all of any future provision for income taxes related to our results of operations for this period.

Nine Months ended September 30, 2003 Compared to Nine Months ended September 30, 2002

Revenue

Revenue from continuing operations was $12,219,000 and $5,029,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase in revenue of approximately $7,190,000, or 143%, from 2002 to 2003 was attributed to the growth of our securities broker-dealer and investment banking activities.

Agency commissions amounted to $5,759,000, or 47%, of our revenue during the nine months ended September 30, 2003. This represented a 27% increase over the $4,534,000 recognized during the nine months ended September 30, 2002. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2003 as compared to the similar period in 2002. During the nine months ended September 30, 2003, no single brokerage customer accounted for more than 10% of our revenue from continuing operations, while one brokerage customer accounted for 44% of our revenue from continuing operations during the nine months ended September 30, 2002.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $993,000, or 8%, of our revenue during the nine months ended September 30, 2003. This represented a 387% increase compared to the $204,000 recognized during the nine months ended September 30, 2002. We began our proprietary trading activities during the third quarter of 2002 and our market making activities during the fourth quarter of 2002.

Investment banking revenue amounted to $5,465,000, or 45%, of our revenue during the nine months ended September 30, 2003. This represented a significant increase compared to the $262,000 recognized during the nine months ended September 30, 2002. Investment banking revenue during 2003 resulted primarily from advisory service fees in connection with the closing of ten private placement offerings. During the nine months ended September 30, 2003, two investment banking customers each accounted for more than 10% of our revenue from continuing operations and combined accounted for 25%, while no single investment banking customer accounted more than 10% of our revenue from continuing operations during the nine months ended September 30, 2002.

During the nine months ended September 30, 2003, four sales professionals each accounted for more than 10% of our revenue from continuing operations and combined accounted for 46%. One sales professional accounted for 71% of our revenue from continuing operations during the nine months ended September 30, 2002.

Compensation and Benefits

Compensation and benefits expense was $7,991,000 and $4,113,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $3,878,000, or 94%, from 2002 to 2003 was due primarily to higher commissions and variable compensation. Additionally, our headcount increased from 29 in September 2002 to 67 in September 2003.

Brokerage and Clearing Fees

Brokerage and clearing fees were $942,000 and $742,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $200,000, or 27%, from 2002 to 2003 was due to greater volume of brokerage transactions during the first nine months of 2003 as compared to the similar period in 2002. MCF & Co. is a fully-disclosed broker-dealer, that has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $517,000 and $416,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $101,000, or 24%, from 2002 to 2003 was primarily attributed to consulting costs incurred related to our compliance department and the filing of registration statements with the Securities and Exchange Commission.

Occupancy and Equipment

Occupancy and equipment expense was $261,000 and $173,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $88,000, or 51%, from 2002 to 2003 resulted mostly from equipment purchases and increase in office space rental due to the continued hiring of institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $612,000 and $202,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $410,000, or 203%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations during 2003. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California, New York and Massachusetts.

Depreciation and Amortization

Depreciation and amortization expense was $57,000 and $301,000 during the nine months ended September 30, 2003 and 2002, respectively. The decrease of approximately $244,000, or 81%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We purchased $171,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first nine months of 2003.

Other Operating Expenses

Other operating expense was $1,210,000 and $310,000 during the nine months ended September 30, 2003 and 2002, respectively. The increase of approximately $900,000, or 290%, from 2002 to 2003 was attributed mostly to one-time gains recorded during the nine months ended September 30, 2002. The 2002 amount includes a gain on sale of networking equipment of $200,000 and the reduction of expense due to the favorable settlement of vendor obligations of $368,000. Excluding these one-time gains, other operating expense increased by $332,000, or 38%, from 2002 to 2003. This increase was due to higher travel costs incurred in 2003 and a loss on a brokerage transaction with a contra broker-dealer. We are attempting to recover the amount of the loss from the brokerage transaction. However, since the outcome of the transaction is being litigated in the Supreme Court for the State of New York, the timing of any recovery is uncertain and, accordingly, has not been recognized in the accompanying condensed consolidated financial statements.

Interest Income

Interest income was $19,000 and $37,000 during the nine months ended September 30, 2003 and 2002, respectively. The decrease of approximately $18,000, or 49%, from 2002 to 2003 was due to a lower average balance of interest earning assets, which decreased during the nine months ended September 30, 2003 as compared to the similar period in 2002.

Interest Expense

Interest expense was $1,418,000 and $1,091,000 during the nine months ended September 30, 2003 and 2002, respectively. The 2003 amount included $250,000 for interest expense and $1,168,000 for amortization of discounts and debt issuance costs, while the 2002 amount included $737,000 for interest expense and $354,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003.

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

Loss from Discontinued Operations

Loss from discontinued operations was $0 and $263,000 during the nine months ended September 30, 2003 and 2002, respectively. Loss from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $993,000, respectively. The discontinued operations were sold in April 2002.

Income Taxes

Although we reported net income during the nine months ended September 30, 2003, we were able to offset our taxable income against our net operating loss carryforwards. Accordingly, we have not provided for income taxes in the current period. If we report net income for the full year ending December 31, 2003, we believe that we have adequate net operating loss and tax credit carryforwards available to offset all or substantially all of any future provision for income taxes related to our results of operations for this period.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During the second quarter of 2003, we raised $3,000,000 by issuing preferred stock and convertible notes payable. As of September 30, 2003, we had long-term notes payable of $2,326,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of September 30, 2003, liquid assets consisted primarily of cash and cash equivalents of $5,770,000 and marketable securities of $616,000, for a total of $6,386,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2003, MCF & Co. had regulatory net capital, as defined, of $2,942,000, which exceeded the amount required by $2,741,000.

Cash and cash equivalents increased by $4,367,000 during the nine months ended September 30, 2003. During 2003, cash provided by financing activities was $2,631,000 and cash provided by operating activities was $1,903,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. The non-cash gain included the $3,088,000 gain on the retirement of convertible note payable, while the non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash used in investing activities was $166,000, reflecting the purchase of equipment and fixtures.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements for at least the next twelve months. However, we have mostly incurred operating losses since inception and, to date, we have generated only limited revenue. Furthermore, we may require additional capital investment to fund our working capital if we incur future operating losses. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

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

We may not be able to maintain a positive cash flow and profitability.

Our ability to maintain a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our securities brokerage and investment banking business, and we may be unable to maintain profitability if we fail to do any of the following:

•                  establish, maintain and increase our client base;

•                  manage the quality of our services;

•                  compete effectively with existing and potential competitors;

•                  further develop our business activities;

•                  manage expanding operations; and

•                  attract and retain qualified personnel.

We cannot be certain that we will be able to sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. Our inability to maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy or cause the market price of our common stock to decrease. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business expectations, which makes our ability to successfully implement our business plan uncertain.

Because we are a developing company, the factors upon which we are able to base our estimates as to the gross revenue and the number of participating clients that will be required for us to maintain a positive cash flow and any additional financing that may be needed for this purpose are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenue, and an increased number of clients, securities brokerage and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses, or obtain the funds necessary to finance this development. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all.

We have a history of operating losses and negative cash flow and we anticipate losses and negative cash flow to continue for the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We have mostly incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $3,405,000, $30,072,000 and $44,729,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and negative cash flow from operations of $3,434,000, $13,360,000 and $17,161,000 in 2002, 2001 and 2000, respectively. At September 30, 2003, our accumulated deficit since inception was $89,692,000. We may not sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. If we are unable to sustain a positive cash flow and profitability, we may be unable to continue our operations.

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

We may experience reduced revenue due to declining market volume, price and liquidity, which can also cause counterparties to fail to perform.

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

We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer, for our future success. We had an employment agreement with Mr. Merriman, which ended on October 8, 2003 and we currently have no employment agreement with Mr. Merriman.

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

Our business is dependent on the services of skilled professionals, and may suffer if we can not recruit or retain such skilled professionals.

During the nine months ended September 30, 2003, four sales professionals combined accounted for 46% of our revenue from continuing operations. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

We may be dependent on a limited number of customers for a significant portion of our revenue.

One customer accounted for 35% of our revenue from continuing operations in 2002. For the nine months ended September 30, 2003, two customers accounted for more than 10% of our revenue from continuing operations and combined accounted for 25%. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

We may suffer losses through our investments in securities purchased in secondary market transactions or private placements.

Occasionally, our company, its officers and /or employees may make principal investments in securities through secondary market transactions or through direct investment in companies through private placements. In many cases, employees and officers with investment discretion on behalf of our company decide whether to invest in our company’s account or their personal account. It is possible that gains from investing will accrue to these individuals because investments were made in their personal accounts, and our company will not realize gains because it did not make an investment. Conversely, it is possible that losses from investing will accrue to our company, while these individuals do not experience losses in their personal accounts because the individuals did not make investments in their personal accounts.

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

We are highly dependent on proprietary and third-party systems; therefore, system failures could significantly disrupt our business.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management’s attention and resources. We cannot assure you that we will not be subject to such litigation. If we are subject to such litigation, even if we ultimately prevail, our business and financial condition may be affected.

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

Although our common stock is listed for trading on the American Stock Exchange, it could be delisted because we may be unable to satisfy certain American Stock Exchange listing guidelines including market value, market price, financial condition and results of operations criteria. In particular, beginning December 31, 2003, we will be required to maintain net assets of at least $2,000,000 in order to comply with listing requirements. As of September 30, 2003, we had net assets of approximately $3,311,000. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis and accordingly, we cannot assure you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. A delisting could also negatively affect our ability to raise additional capital in the future.

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

 As of November 5, 2003, we had a total of 54,887,342 shares of common stock outstanding. The possibility thus exists that the divesture by a selling stockholder, or group of selling stockholders, could result in a change of control, a change in the management, or both, of the Company. If such change in control or management were to occur, we cannot assure you that the current policies of the Company would be maintained, which could harm the Company’s business and results of operations and result in a decline in the price of our shares.

We recently registered a large number of shares, and their sale could depress our share price.

Effective October 1, 2003, we registered 42,047,254 shares of common stock pursuant to a registration statement on Form S-3.  We have no way of knowing how many of these shares will be sold in the public market or when sales of all or any part of these shares might take place. To date, trading in our stock has been sporadic. If a large number or all of the shares registered on the registration statement declared effective on October 1 were to be sold or offered for sale in the public market within a short time period, such offering or sale could severely adversely affect prevailing market prices for our common stock. Even if such shares were offered over a longer time period, their availability could adversely affect prevailing market prices for our common stock or restrain increases in the market price of our common stock.

Because our Board of Directors can issue common stock without stockholder approval, you could experience substantial dilution.

Our Board of Directors has the authority to issue up to 300,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval in certain circumstances. Future issuance of additional shares of our common stock could be at values substantially below the price at which you may purchase our stock and, therefore, could represent substantial dilution. In addition, our Board of Directors could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 5% of our outstanding common stock prior to any conversion of any outstanding notes and/or exercise of options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $14.40 per share, represent approximately 48% of our total outstanding stock on a fully diluted basis. The exercise of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

b.                  Changes in internal controls. There were no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2003, our Merriman Curhan Ford & Co. subsidiary answered a complaint filed in the Supreme Court of New York, New York County by CRT Capital Group, LLC, or CRT (Index No. 600712/03). Our subsidiary is named as a defendant in an action seeking declaratory relief from the court. Plaintiff CRT seeks the Court’s declaration regarding the method for settling an equity trade involving the common stock of NTL, Inc. Our subsidiary filed a counterclaim against CRT seeking monetary damages in the approximate amount of $135,000 for losses as a result of our having to purchase NTL, Inc. stock to complete a trade on behalf of one of our Merriman Curhan Ford & Co. trading clients.

In January 2003, NTL, Inc. emerged from bankruptcy. As part of its reorganization plan, NTL, Inc. was to issue 200 million new shares of common stock. A when-issued trading market had developed and one our subsidiary’s trading clients had participated in that market. Just prior to emergence from bankruptcy, the reorganization plan was amended to provide for only 50 million new shares of NTL, Inc. to be issued. This amendment created chaos in the trading market once the when-issued trades were to be settled.

The court has set a briefing schedule on motions for summary judgment, with the motions to be heard in early November 2003. We do not anticipate any financial loss as a result of this lawsuit.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1               Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2               Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1               Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

•                       Form 8-K (Item 5 reported) filed on July 3, 2003.

•                       Form 8-K (Item 5 reported) filed on July 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

November 6, 2003	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 6, 2003	By:	/s/ GREGORY S. CURHAN
Gregory S. Curhan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.