Form 10-K
period 2003-12-31
MCF CORP
filed 2004-02-12
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-15831

MCF CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

601 Montgomery Street, 18th Floor San Francisco, CA	94111
(Address of Principal Executive Offices)	(Zip Code)

(415) 248-5697

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

The aggregate market value of the 25,262,086 shares of common stock of the Registrant issued and outstanding as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 1,411,440 shares of common stock held by affiliates of the Registrant was $12,378,422. This amount is based on the closing price of the common stock on the American Stock Exchange of $0.49 per share on June 30, 2003.

The number of shares of Registrant’s common stock outstanding as of February 11, 2004 was 56,513,260.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2004 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

ITEM 1.    BUSINESS

General

We are a financial services holding company that provides research, capital markets services, asset management, corporate and venture services, and investment banking through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on emerging growth companies and growth-oriented institutional investors. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation. MCF Asset Management, LLC will engage in fixed income asset management for corporate clients and will manage alternative investment vehicles through a fund of funds.

Our aim is to fill the void in San Francisco-based investment banking services for emerging growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served emerging-growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling the gap created by the refocusing of such firms by originating differentiated research for our institutional investor clients and providing specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, consumer, healthcare and life technology. Within these sectors, the specific industries covered include enterprise data equipment, industrial technologies, enterprise software, internet applications and services, data communications, wireless technologies, media, entertainment, restaurants, biotechnology and health-enabling technologies. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth companies.

Customer Base

The customer base of our brokerage business is primarily institutional, including hedge funds, mutual funds, as well as smaller, private investment firms and certain high net worth individuals. We grew our business during 2003 by adding new institutional customers that use our research and sales and trading services. During 2003, we transacted brokerage business with over 360 institutional customers, and the number of active institutional accounts increased sequentially each quarter during the year. During 2003, no single brokerage customer accounted for more than 10% of our revenue from continuing operations. We believe the number of active institutional accounts will continue to grow in 2004 based upon the hiring of additional sales professionals and the expansion of our research coverage.

The customer base of our investment banking business consists of publicly traded growth-oriented companies in selected growth sectors, as well as private companies in these sectors. We estimate that there are approximately 5,000 publicly traded companies with market capitalizations under $1 billion. Many of the investment banks that previously served these clients have either been acquired by larger institutions and are focusing primarily on larger clients, or have disappeared altogether. During 2003, no single investment banking customer accounted for more than 10% of our revenue from continuing operations.

Capital Markets

We have derived the majority of our revenue from our capital markets activities. Our capital markets activities include institutional sales and trading, research and investment banking.

Institutional Sales and Trading

Merriman Curhan Ford & Co., formerly RTX Securities, focuses on providing research and sales and trading services to institutional investors in the United States. We execute securities transactions for institutional investors such as hedge funds, money managers, mutual funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the marketing and trading expertise that we provide.

We provide integrated research and trading solutions to help our clients make money, grow their portfolios and ultimately their businesses. We understand the importance of building strategic relationships with our clients who we believe look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public companies early in their corporate life cycles and with private companies as they begin to reach their later stages prior to going public. We strive to provide unique investment opportunities in emerging-growth companies and to help our clients execute trades rapidly, efficiently and accurately.

Our sales professionals focus on communicating investment ideas and executing transactions on behalf of our investor clients in securities of companies from sectors followed by our analysts. By actively trading in these securities, we couple the capital market information flow with the fundamental information flow provided by our analysts to get our clients favorable execution of investment strategies. Sales professionals work closely with our research analysts to provide up-to-date information to our institutional clients. We are active with our clients and plan to be involved with our clients over the long term.

Our trading professionals facilitate trading in equity securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange, through our clearing broker. We make markets in approximately 110 securities and are presently authorized to make markets in an additional 20 over-the-counter securities.

Research

A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 80 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract institutional brokerage clients.

Supported by the firm’s capital markets and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in companies that are not widely held and that we believe are undervalued. Given the contrarian nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive investors.

Our research focuses on bottom-up, fundamental analysis of growth-oriented companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver what we believe is timely, accurate, and value-added information to our clients.

Our objective is to build long lasting relationships with our clients by providing investment recommendations that directly equate to enhancing the performance of their portfolios. Further, given our boutique approach and focus on quality service, we believe our analysts are in a unique position to maintain close, ongoing communication with both our corporate and institutional clients. The industry sectors covered by our research analysts include:

•	Biotechnology

•	Media and Entertainment

•	Data Communications

•	Specialty Growth

•	Enterprise Data Storage

•	Enterprise Software

•	Health-Enabling Technologies and Services

•	Restaurants

•	Wireless Technologies

•	Industrial Technologies

•	Internet Applications and Services

We believe these sectors represent some of the fastest-growing and most dynamically evolving industry and company opportunities in the market. We also believe that within these industry sectors there will be increasing demand for the products and services we offer and that this in turn will provide diversification opportunities for our business.

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our sales force, trading department and institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments. All of the above is also available through a password protected searchable database of our daily and historical research archives, found on our Website at www.merrimanco.com/research.

Investment Banking

Our focus is to provide emerging-growth companies with the capital necessary to drive them to the next level of growth. This capital is generally used for new product development, sales expansion, strategic acquisitions, or for working capital purposes.

Merriman Curhan Ford & Co. provides a full range of investment banking services. We combine our capital markets experience with a focus on client service, providing what we believe is sound financial and strategic advice. We are typically focused on emerging-growth companies, helping to finance and advise them at the appropriate point in their business cycles. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

We offer a variety of financing structures to meet the individual needs of our clients. Our team tailors each transaction to meet the specific needs of our clients at a specific point in their growth cycle. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of investment banking and advisory services for small-capitalization companies. We provide or may provide the following services to our investment banking clients:

•	Capital Markets Advisory

•	Mergers and Acquisitions

•	Public Equity, Private Equity, and Mezzanine Financing

Corporate Services

Merriman Curhan Ford & Co. offers brokerage services to corporations including corporate cash management, stock repurchase programs, corporate retirement plans, and deferred compensation plans. We also serve the needs of venture capital investors and company executives with restricted stock transactions pursuant to Rules 144, 145 and 701 of the Securities Act of 1933, cashless exercise of options, hedging and diversification strategies, and liquidity strategies. We are presently working with over 50 companies on a corporate services and advisory basis.

Institutional Cash Distributors

Institutional Cash Distributors, or ICD, was formed during 2003 as a division of Merriman Curhan Ford & Co. ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement consolidating reporting regardless of the number of funds utilized. As of December 31, 2003, ICD had nearly $2 billion in funds for its clients subject to brokerage fees.

Asset Management

In January 2004, we formed MCF Asset Management, LLC as a wholly-owned subsidiary of MCF Corporation. Through this subsidiary that we are registering as an investment advisor, we will initially offer a fund of funds and separate account fixed income investment management. Our bond products will focus on short and intermediate maturities. These strategies will complement the cash management services offered by our Institutional Cash Distributors division. Our goal is to build products that will leverage on our core competencies in growth oriented equity and cash management. These expanded offerings will allow us to better serve our growing client base.

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing broker, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems.

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance procedures with regard to the legal and regulatory requirements of our broker- dealer business and for our procedures with regard to our exposure to market, credit, operations, liquidity, compliance, legal and reputational risk. In addition, our compliance personnel test and audit for compliance with our policies and procedures. Our general counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we outsource particular functions to outside consultants and attorneys for their particular expertise.

Competition

We are engaged in the highly competitive financial services and investment industries. We compete directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, smaller niche players, and those offering competitive services via the Internet.

In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See “Management’s Discussion and Analysis - Risk Factors – Our business is dependent on the services of skilled professionals…” and – “Our business may suffer if we lose the services...”

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

For a further discussion of the competitive factors affecting our business, see “Management’s Discussion and Analysis - Risk Factors - The markets for securities brokerage and investment banking services are highly competitive.”

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

Compliance risk is the risk of loss, including fines, penalties and suspension or revocation of licenses by self-regulatory organizations, or from failing to comply with federal, state or local laws pertaining to financial services activities.

Legal risk is the risk that arises from the potential that unenforceable contract disputes, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings that can disrupt or otherwise negatively affect our operations or condition.

Reputational risk is the potential that negative publicity regarding our practices whether factually correct or not will cause a decline in our customer base, costly litigation, or revenue reductions.

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

For a further discussion of the risks affecting our business, see “Management’s Discussion and Analysis - Risk Factors.”

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

Employees

MCF Corporation and its subsidiaries employed 80 persons as of December 31, 2003.

Geographic Area

The Company is domiciled in the United States and all of our revenue is attributed to United States customers. All of the Company’s long-lived assets are located in the United States.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol “MEM.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low
2003
Fourth Quarter	$1.19	$0.71
Third Quarter	1.25	0.45
Second Quarter	0.69	0.20
First Quarter	0.30	0.14

2002
Fourth Quarter	$0.38	$0.10
Third Quarter	0.40	0.17
Second Quarter	0.44	0.28
First Quarter	0.79	0.36

The closing sale price for our common stock on February 11, 2004 was $1.35. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

According to the records of our transfer agent, we had approximately 255 stockholders of record as of February 11, 2004. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

RECENT SALE OF UNREGISTERED SECURITIES

We issued 2,000,000 shares of the Company’s Common Stock to Forsythe McArthur Associates, Inc. on April 3, 2003 as partial consideration for the election by the Company to exercise its right to retire a convertible note payable held by Forsythe. We issued convertible notes payable on April 3, 2003 which are convertible into 5,000,000 shares of common stock, together with warrants to purchase an additional 1,250,000 shares of common stock to purchasers of those notes as an inducement for their investment in the Company. The aggregate proceeds to the Company from the issuance of the convertible notes payable were $1,000,000. We issued 8,750,000 shares of Series B Convertible Preferred Stock in a private placement on April 3, 2003, together with warrants to purchase an additional 2,187,500 shares of common stock issued as an inducement to the purchasers of the Series B Convertible Preferred Stock for their investment in the Company. The aggregate proceeds to the Company from the issuance of Series B Preferred Stock were $1,750,000. We issued 1,000,000 shares of Series C Convertible Preferred Stock in a private placement on April 24, 2003, together with warrants to purchase an additional 250,000 shares of common stock issued as an inducement to the purchasers of the Series C Convertible Preferred Stock for their investment in the Company. The aggregate proceeds to the Company from the issuance of Series C Preferred Stock were $250,000. We issued 10,800,000 shares of Series C Convertible Preferred Stock in exchange for convertible notes payable of the Company on June 30, 2003. All of the securities described in this paragraph: (i) were issued to private investors, including, in some cases, directors and officers of the Company, without the involvement of underwriters; (ii) were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and carried certain registration rights; (iii) and were included, together with certain other securities of the Company, in the Company’s Registration Statement on Form S-3 (file number 333-106831) declared effective on October 1, 2003.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	As of and for the year ended December 31,
	2003	2002	2001	2000	1999
Statement of operations data:
Revenue	$18,306,011	$6,469,494	$205,502	$91,223	$—
Operating expenses	16,832,676	8,343,247	28,095,500	42,192,065	9,431,212
Operating income (loss)	1,473,335	(1,873,753)	(27,889,998)	(42,100,842)	(9,431,212)
Income (loss) from continuing operations	2,971,263	(3,141,799)	(29,299,485)	(44,728,894)	(9,298,789)
Net income (loss)	2,971,263	(3,404,642)	(30,072,176)	(44,728,894)	(9,298,789)
Diluted net income (loss) per common share	$0.06	$(0.18)	$(1.66)	$(2.69)	$(0.72)
Financial condition data:
Cash and cash equivalents	$6,142,958	$1,402,627	$4,358,091	$2,115,152	$536,615
Marketable securities owned	608,665	764,421	—	12,124,635	387,500
Restricted cash	500,000	610,240	—	—	—
Working capital	6,035,429	2,085,606	2,791,720	12,001,202	(48,367)
Total assets	9,703,946	3,769,127	7,506,781	16,263,816	3,043,885
Notes payable, net	1,927,982	8,455,085	8,141,704	—	—
Stockholders’ equity (deficit)	$5,261,210	$(5,529,354)	$(3,441,733)	$13,662,946	$318,829

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in the Annual Report on Form 10-K.

Overview

We are a financial services holding company that provides research, capital markets services, asset management, corporate and venture services, and investment banking through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on emerging growth companies and growth-oriented institutional investors. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation. MCF Asset Management, LLC will engage in fixed income asset management for corporate clients and will manage alternative investment vehicles through a fund of funds.

Our aim is to fill the void in San Francisco-based investment banking services for emerging growth companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served emerging-growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling the gap created by the refocusing of such firms by originating differentiated research for our institutional investor clients and providing specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, consumer, healthcare and life technology. Within these sectors, the specific industries covered include enterprise data equipment, industrial technologies, enterprise software, internet applications and services, data communications, wireless technologies, media, entertainment, restaurants, biotechnology and health-enabling technologies. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth companies.

Business Environment

The overall business environment during the year ended December 31, 2003 could be characterized as showing slow and steady improvement. The Federal Reserve Open Market Committee, fearing the punishing economic and psychological impact of disinflation, lowered short-term lending rates to 1% in June. These lower rates helped support rate sensitive industries such as housing and automobiles, slowly boosting the pace of recovery. Capital spending rebounded as the economy grew and technology spending showed signs of recovery after a prolonged period of contraction. Despite the better underlying economic tone and better than 8% GDP growth during the fourth quarter labor markets have yet to rebound. As we enter the 2004 election season, employment will be a driving political and economic factor. Investors and consumers alike may run out of patience and confidence if job growth remains at the anemic 2003 levels. Positive economic trends have yet to trigger employment growth usually associated with turns in the economy. Positive market conditions helped open the window for equity underwriting in 2003 and conditions remain healthy entering 2004. Corporations have taken advantage of the lower rates to address financing needs in the fixed income markets. Homeowners were also able to obtain attractive mortgage rates over the past twelve months providing a boost to disposable income. All major equity indices rose during 2003.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the consumer growth, healthcare, specialty growth and technology sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation of Securities Owned

Securities owned that are not readily marketable are carried at fair value, with the accompanying gains and losses reflected in our results of operations. The fair value of securities, for which a quoted market or dealer price is not available, is based on management’s estimates. Among the factors considered by management in determining the fair value of securities are the cost of the security, terms and liquidity, developments since the acquisition of the securities, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of securities. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Where available, we use prices from independent sources such as listed market prices or dealer quotations.

Revenue Recognition

We recognize brokerage revenue once the trade is consummated and the earnings process is complete. Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance of services rendered are recognized as revenue over the service period. Transaction-related expenses to date have been expensed as incurred.

Stock-Based Compensation

As part of our compensation of employees, we may use stock-based compensation, including stock options, restricted stock and other stock-based awards. Compensation related to restricted stock and other stock-based awards is amortized over the vesting period of the award, which is generally three to four years, and is included in our results of operations as compensation. Accounting principles generally accepted in the United States allow alternative methods of accounting for stock options, including an “intrinsic value” method and a “fair value” method. The intrinsic value method is intended to reflect the impact of stock options on stockholders based on the appreciation in the stock option over time, generally driven by financial performance. The fair value method requires an estimate of the value of stock options to be recognized as compensation over the vesting period of the awards. Currently, we use the intrinsic value method and do not recognize the impact of these awards as compensation expense. Accordingly, we provide disclosure of the impact of the estimated fair value of the stock options on our compensation and reported income in the notes to the consolidated financial statements. In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2003 and 2002 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Financial Condition

December 31, 2003 Compared to December 31, 2002

Cash and cash equivalents

Cash and cash equivalents increased by $4,740,000, or 338%, from $1,403,000 as of December 31, 2002 to $6,143,000 as of December 31, 2003. Cash and cash equivalents was higher primarily as the result of net cash provided by our operating activities and proceeds from the issuance of Series B and Series C convertible preferred stock and convertible notes payable, partially offset by cash used to retire a convertible note payable and the purchase of equipment and fixtures during 2003.

Due from Clearing Broker

Due from clearing broker increased by $652,000, or 526%, from $124,000 as of December 31, 2002 to $776,000 as of December 31, 2003. The increase resulted from increased brokerage business during December 2003 as compared to December 2002. Amounts due from our clearing broker are generally received on month in arrears.

Accounts Receivable

Accounts receivable increased by $470,000, or 1,679%, from $28,000 as of December 31, 2002 to $498,000 as of December 31, 2003. The December 31, 2003 balance included one significant receivable that was collected in January 2004.

Debt Issuance Costs

Debt issuance costs decreased by $590,000, or 96%, from $613,000 as of December 31, 2002 to $23,000 as of December 31, 2003. The decrease was primarily attributed to accelerated amortization related to the convertible notes payable that were converted to common stock or exchanged for Series C convertible preferred stock.

Commissions Payable

Commissions payable increased by $681,000, or 210%, from $325,000 as of December 31, 2002 to $1,006,000 as of December 31, 2003. The increase was due to higher variable compensation during December 2003 as compared to December 2002. Commissions are generally paid monthly, one month in arrears.

Accrued Liabilities

Accrued liabilities increased by $807,000, or 236%, from $342,000 as of December 31, 2002 to $1,149,000 as of December 31, 2003. The increase was the result of higher accruals for payroll taxes, discretionary bonuses, interest and dividends.

Convertible Notes Payable

Convertible notes payable decreased by $7,934,000, or 94%, from $8,455,000 as of December 31, 2002 to $521,000 as of December 31, 2003. The decrease was due to the following: (i) in April 2003, we exercised our right to cancel the convertible note payable held by Forsythe with a principal sum of $5,949,000. The convertible note was carried on the balance sheet at the time of retirement net of discounts amounting to $820,000; (ii) during 2003, investors exchanged convertible notes with a face amount of $2,700,000 into Series C convertible preferred stock; (iii) during 2003, investors converted notes payable with a principal sum of $650,000 into common stock. The notes payable that were exchanged or converted into equity were carried on the balance sheet net of discounts amounting to $474,000; and (iv) the $400,000 convertible note payable to Donald Sledge matured and was replaced with a non-convertible note. The decrease was partially offset by: (a) in April 2003, we issued a $1,000,000 convertible note that was recorded net of discounts amounting to $258,000 and (b) during October 2003, convertible notes with a face amount of $500,000 issued in April were converted to common stock.

Notes Payable

Notes payable amounted to $1,407,000 as of December 31, 2003 and $0 as of December 31, 2002. The increase was primarily the result of the issuance of a $1,000,000 note payable to Forsythe in connection with the retirement of the convertible note payable and the issuance of a fully amortizing note payable to Donald Sledge, our former Chief Executive Officer.

Additional Paid-In Capital

Additional paid-in capital increased by $9,713,000, or 11%, from $86,157,000 as of December 31, 2002 to $95,870,000 as of December 31, 2003. The increase resulted primarily from the following transactions (i) $5,236,000 for the issuance of Series B and Series C convertible preferred stock with detachable stock warrants, (ii) $1,314,000 for the issuance of restricted stock to employees, (iii) $400,000 for the issuance of common stock in connection with the retirement of the Forsythe convertible note payable, (iv) $1,150,000 for the conversion of notes payable to common stock, (v) $258,000 for stock warrants and the beneficial conversion feature related to the $1,000,000 convertible note payable issued in April 2003, (vi) $293,000 for stock-based compensation, (vii) $847,000 for the exercise of stock options and warrants, (viii) $120,000 for the issuance of common stock to non-employee consultants, and (ix) $65,000 for Series A preferred stock dividends.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2003.

Results of Operations

Overview

Our results of operations for the years ended December 31, 2003 and 2002 are significantly different from those of 2001. We transitioned our strategy during 2001 away from the hardware-intensive facilitation of brokering telecommunications bandwidth through our own network hubs to operating a securities broker-dealer and investment bank. We began operating Merriman Curhan Ford & Co., formerly RTX Securities Corporation, in January 2002 by offering sales and trading services to institutions, as well as advisory and investment banking services to our corporate clients. The overall level of our expenditures to support operations has decreased as a result of this change in our business strategy.

Additionally, the results of our continuing operations for 2002 and 2001 exclude the revenue and expenses attributed to RMG Partners Corporation. In 2001, the Company formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of RMG, BL Partners, LLC, had the right to purchase the Company’s interest in RMG for $300,000. In April 2002, BL Partners, LLC exercised its right to purchase RMG in accordance with the terms of the agreement.

RMG represented a component of the Company’s business during 2001 and 2002. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the balances pertaining to RMG have been reclassified in the consolidated financial statements to reflect the disposition of this subsidiary. The revenues, expenses, assets and liabilities, and cash flows of these operations have been segregated in the consolidated financial statements for all periods presented and have been separately reported as “discontinued operations.”

Revenue

Our revenue consists primarily of agency commissions, principal transactions and investment banking fees. Revenue from agency commissions is dependent on the level of trading volume and penetration of our institutional client base by research, sales and trading. Principal transactions are primarily dependent on NASDAQ trading volume and volatility in the securities of such companies. Net trading gains and losses are dependent on the market performance of securities held, as well as our decisions as to the level of market exposure we accept in these securities. Revenue from investment banking transactions is substantially dependent on the market for public and private offerings of equity and debt securities in the sectors within which we focus our efforts, as well as our ability to hire experienced professionals. Accordingly, our revenue has fluctuated, and is likely to continue to fluctuate, based on these factors.

Agency commission revenue includes revenue resulting from executing stock exchange-listed securities, over-the-counter securities and other transactions as agent.

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

Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. We have submitted an application with the NASD for authorization to lead manage underwritten debt and equity securities in initial and secondary public offerings. Upon approval from the NASD, we will be permitted to offer expanded underwriting services to our investment banking clients. Corporate finance fees have fluctuated, and are likely to continue to fluctuate, based on the number and size of our completed transactions.

Expenses

Compensation and benefits expense includes base salaries and discretionary bonuses, as well as incentive compensation paid to sales and trading, corporate finance professionals and to executive management. Incentive compensation varies primarily based on revenue production. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue.

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

Depreciation and amortization expense primarily relate to the depreciation of our trading software platform purchased and developed in 2000. This platform was written off in 2002. Depreciation and amortization is mostly fixed in nature.

Other operating expense includes professional liability and property insurance, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses.

Fiscal Years Ended December 31, 2003, 2002 and 2001

Revenue

Revenue from continuing operations was $18,306,000, $6,469,000 and $206,000 for 2003, 2002 and 2001, respectively. The sequential increases in revenue during 2003 and 2002 reflected the overall growth of our broker-dealer and investment banking activities.

Agency commissions amounted to $9,547,000, or 52%, of our revenue during 2003, representing a 69% increase over $5,658,000 recognized during 2002. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2003 as compared to 2002. During 2003, no single brokerage customer accounted for more than 10% of our revenue from continuing operations, while one brokerage customer accounted for 35% of our revenue from continuing operations during 2002.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $1,351,000, or 7%, of our revenue during 2003, representing a 189% increase compared to $468,000 recognized during 2002. We began our proprietary trading activities during the third quarter of 2002 and our market making activities during the fourth quarter of 2002.

Investment banking revenue amounted to $7,379,000, or 40%, of our revenue during 2003, representing a significant increase compared to $314,000 recognized during 2002. Investment banking revenue in 2003 resulted primarily from advisory service fees in connection with the closing of ten private placement and co-managed underwritten offerings. During 2003 and 2002, no single investment banking customer accounted for more than 10% of our revenue from continuing operations.

During 2003 and 2002, one sales professional accounted for 13% and 66% of our revenue from continuing operations, respectively.

We anticipate our revenue for 2004 will increase sequentially over 2003 and we expect commissions, principal transactions and investment banking to contribute to the revenue growth in 2004.

Compensation and Benefits

Compensation and benefits expense was $11,683,000, $5,177,000 and $7,424,000 for 2003, 2002 and 2001, respectively. The increase of approximately $6,506,000, or 126%, from 2002 to 2003 was due primarily to higher commissions and variable compensation. Additionally, our headcount increased from 41 at December 31, 2002 to 80 at December 31, 2003. The decrease of approximately $2,247,000, or 30%, from 2001 to 2002 was due to a decrease in non-cash stock-based compensation of $4,441,000, partially offset by higher variable compensation.

The amount of compensation and benefits that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. We anticipate compensation and benefits for 2004 will increase sequentially over 2003 due primarily to our forecast for higher revenue in 2004.

Brokerage and Clearing Fees

Brokerage and clearing fees were $1,602,000 and $987,000 during 2003 and 2002, respectively. We did not incur these expenses in 2001 because our broker-dealer did not begin operations until January 2002. These fees are directly related to the volume of brokerage transactions. The increase of approximately $615,000, or 62% from 2002 to 2003 is in line with the increases in agency commissions and principal transactions. We anticipate brokerage and clearing fees for 2004 will increase sequentially over 2003 as we are forecasting higher brokerage transactions for 2004.

Professional Services

Professional services expense was $686,000, $565,000 and $2,334,000 for 2003, 2002 and 2001, respectively. The increase of approximately $121,000, or 21%, from 2002 to 2003 was primarily attributed to consulting costs incurred related to our compliance department and the filing of registration statements with the Securities and Exchange Commission. The decrease of approximately $1,769,000, or 76%, from 2001 to 2002 was primarily attributed to the elimination of outside consulting services incurred in connection with our former bandwidth brokerage business and lower legal fees in 2002. During 2001, we paid consultants to assist us with the development of our telecommunications network hubs. These expenses were not incurred after 2001. Legal costs during 2001 resulted in part from the preparation of a registration statement in connection with an uncompleted secondary equity offering. We anticipate professional services expense for 2004 will increase sequentially as compared to 2003.

Occupancy and Equipment

Occupancy and equipment expense was $383,000, $239,000 and $4,629,000 for 2003, 2002 and 2001, respectively. The increase of approximately $144,000, or 60%, from 2002 to 2003 resulted mostly from equipment purchases and increase in office space rental due to the continued hiring of institutional brokerage and investment banking professionals. The decrease of approximately $4,390,000, or 95%, from 2001 to 2002 was primarily the result of costs related to the activation and maintenance of telecommunications network hubs during 2001. Occupancy and equipment expense in 2002 included $112,000 for office rents and $127,000 for equipment expense. Occupancy and equipment expense in 2001 included $1,771,000 for equipment rental, $1,168,000 for co-location costs, $651,000 for warrants issued to Amerex, $408,000 for hub disposal costs, $317,000 for office rents and $249,000 for development of our electronic trading system. We anticipate occupancy and equipment expense for 2004 will increase sequentially over 2003.

Communications and Technology

Communications and technology expense was $829,000, $367,000 and $302,000 for 2003, 2002 and 2001, respectively. The increase of approximately $462,000, or 126%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations during 2003. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California, New York and Massachusetts. The increase of approximately $65,000, or 22%, from 2001 to 2002 was due to data service fees incurred for the brokerage operation in 2002 that were not incurred in 2001, partially offset by accounting software license fees in 2001 that were not incurred in 2002. We anticipate communications and technology expense for 2004 will increase sequentially over 2003 as we continue to hire more employees and open additional office locations.

Depreciation and Amortization

Depreciation and amortization expense was $78,000, $394,000 and $1,547,000 for 2003, 2002 and 2001, respectively. The decrease of approximately $316,000, or 80%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We purchased $221,000 of equipment and fixtures and did not dispose of any equipment or fixtures in 2003. The decrease of approximately $1,153,000, or 75%, from 2001 to 2002 resulted primarily from depreciation of software assets acquired in the purchase of Xpit.com, Inc. during March 2001 that were later disposed of in October 2001. We anticipate depreciation and amortization expense for 2004 will increase sequentially as compared to 2003.

Write-Down of Software Assets

In March 2001, we acquired Xpit.com, Inc. for approximately $5.5 million in preferred stock, notes payable and cash. The acquisition price was allocated primarily to the software technology acquired, the Ratexchange Futures System trading platform. In October 2001, we sold the Ratexchange Futures System trading platform for $1.5 million in cash. Depreciation expense related to the software assets during 2001 amounted to $1,026,000. We recorded a $3.0 million non-cash charge in the third quarter of 2001 to reflect the impairment in the value of the trading software.

Settlement of Lease Obligations

Prior to 2001, we had entered into various operating leases associated with our delivery hubs, including various items of telecommunications routing equipment and other infrastructure. In addition, we had entered into various leases for office space and related office equipment, including computers and software. During 2001, we revised our business plan concerning the delivery of telecommunications bandwidth through our own network hubs. It was determined that we did not have an alternative use for the network equipment in our ongoing operations. We recorded a $6.4 million charge for the acceleration of remaining contractual obligations and costs associated with the lease of certain network equipment. We recorded expenses of approximately $600,000 in connection with the settlement or restructure of the various operating leases.

Other Operating Expense

Other operating expense was $1,572,000, $562,000 and $2,928,000 for 2003, 2002 and 2001, respectively. The increase of approximately $1,010,000, or 180%, from 2002 to 2003 was attributed mostly to one-time gains recorded during 2002. The 2002 amount includes a gain on sale of networking equipment of $200,000 and the reduction of expense due to the favorable settlement of vendor obligations of $368,000. Excluding these one-time gains, other operating expense increased by $442,000, or 39%, from 2002 to 2003. This increase was due to higher travel costs incurred in 2003 and a loss on a brokerage transaction with another broker-dealer. We are attempting to recover the amount of the loss from the brokerage transaction. However, since the outcome of the transaction is being litigated in the Supreme Court for the State of New York, the timing of any recovery is uncertain and, accordingly, has not been recognized in the accompanying condensed consolidated financial statements.

The decrease of approximately $2,366,000, or 81%, from 2001 to 2002 was primarily attributed to expenses incurred in 2001 that were non-recurring in nature and did not occur in 2002. The 2001 expense included the write-down of a minority equity investment (Halo Holdings of Nevada, Inc.), the settlement of legal obligations and the write-off of equipment and fixtures not utilized. The 2002 expense was also lower than 2001 attributed to a reduction of expense due to the favorable settlement of vendor obligations, lower expenditures for outside services, reduced travel and entertainment costs, as well as lower marketing and property tax expense. We anticipate other operating expense for 2004 will increase sequentially over 2003.

Interest Income

Interest income was $39,000, $45,000 and $325,000 for 2003, 2002 and 2001, respectively. The decrease of approximately $6,000, or 13%, from 2002 to 2003 was due to a lower average balance of interest earning assets, which decreased during 2003 as compared to 2002. The decrease of approximately $280,000, or 86%, from 2001 to 2002 was due to lower average interest earning assets and lower interest rates in 2002 compared to 2001. We anticipate interest income for 2004 will increase sequentially over 2003.

Interest Expense

Interest expense was $1,555,000, $1,365,000 and $339,000 for 2003, 2002 and 2001, respectively. The 2003 amount included $264,000 for interest expense and $1,291,000 for amortization of discounts and debt issuance costs, while the 2002 amount included $983,000 for interest expense and $382,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003. The increase in the amortization of discounts and debt issuance costs was due to the accelerated amortization that occurred as the notes payable were retired or converted to equity instruments. We anticipate interest expense for 2004 will be substantially lower as compared to 2003.

Income Tax Expense

Income tax expense was $75,000 in 2003 and $0 in 2002 and 2001. The 2003 income tax expense reflected minimum taxes calculated for federal and state tax purposes. Realization of our deferred tax assets depends upon us generating sufficient table income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, we concluded that a full valuation allowance of $33,533,000 was required as of December 31, 2003. No provision for income taxes was recorded in 2002 and 2001 as we incurred net operating losses during those years and provided a full valuation allowance against our deferred tax assets.

Loss from Discontinued Operations

Loss from discontinued operations was $0, $263,000 and $773,000 for 2003, 2002 and 2001, respectively. Loss from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $993,000, respectively. Loss from discontinued operations in 2001 was comprised of revenue of $1,989,000, expenses of $2,768,000 and interest income of $6,000. The discontinued operations were sold in April 2002.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During 2003, we increased our liquidity by raising $3,000,000 from the issuance of preferred stock and convertible notes payable and from the cashflow provided by our operations. As of December 31, 2003, we had long-term notes payable of $1,928,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of December 31, 2003, liquid assets consisted primarily of cash and cash equivalents of $6,143,000 and marketable securities of $609,000, for a total of $6,752,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2003, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $3,136,000, which exceeded the amount required by $2,899,000.

Cash and cash equivalents increased by $4,740,000 during 2003. For 2003, cash provided by financing activities was $3,264,000 and cash provided by operating activities was $1,676,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. The non-cash gain included the $3,088,000 gain on the retirement of convertible note payable, while the non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash used in investing activities in 2003 was $199,000, reflecting the purchase of equipment and fixtures.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term. However, we have mostly incurred operating losses since inception and, to date, we have generated only limited revenue. Furthermore, we may require additional capital investment to fund our working capital if we incur future operating losses. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

The following is a table summarizing our significant commitments as of December 31, 2003, consisting of debt payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Convertible Notes Payable	Operating Leases	Capital Leases
2004	$168,775	$435,668	$10,405
2005	1,168,775	53,592	10,405
2006	133,775	8,237	9,245
2007	133,775	—	—
2008	564,990	—	—
Thereafter	204,000	—	—

Total commitments	$2,374,090	$497,497	$30,055

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

Quarterly Financial Data

The table below sets forth the operating results represented by certain items in our statements of operations for each of the eight quarters in the period ended December 31, 2003. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2003
	1st	2nd	3rd	4th
Revenue	$1,867,056	$2,579,806	$7,772,321	$6,086,828
Operating expenses	2,485,581	2,833,530	6,270,683	5,242,882
Operating income (loss)	(618,525)	(253,724)	1,501,638	843,946
Net income (loss)	(826,495)	1,758,149	1,386,881	652,728
Basic net income (loss) per common share	$(0.04)	$0.05	$0.05	$0.01
Diluted net income (loss) per common share	$(0.04)	$0.04	$0.02	$0.01

	2002
	1st	2nd	3rd	4th
Revenue	$592,393	$2,008,727	$2,427,673	$1,440,701
Operating expenses	1,596,838	2,406,956	2,344,633	1,994,820
Operating loss	(1,004,445)	(398,229)	83,040	(554,119)
Loss from continuing operations	(1,352,721)	(749,856)	(179,626)	(859,596)
Net loss	(1,615,564)	(749,856)	(179,626)	(859,596)
Basic and diluted net loss per common share	$(0.09)	$(0.04)	$(0.01)	$(0.04)

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including reports we incorporate by reference, you should consider the following factors before investing in our securities.

It is difficult to evaluate our business and prospects because we have a limited operating history.

We began actively engaging in providing securities brokerage and investment banking services in January 2002. This was an entirely new business for us, and was a complete break our previous business, the bandwidth brokerage business. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

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

We have a history of operating losses and negative cash flow and we anticipate losses and negative cash flow may occur in the foreseeable future. Unless we are able to generate profits and positive cash flow we may not be able to continue operations.

We have mostly incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. We incurred net losses of $3,405,000 and $30,072,000 for the years ended December 31, 2002 and 2001, respectively, and negative cash flow from operations of $3,434,000 and $13,360,000 in 2002 and 2001, respectively. At December 31, 2003, our accumulated deficit since inception was $89,006,000. We may not sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. If we are unable to sustain a positive cash flow and profitability, we may be unable to continue our operations.

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

We record revenue from a capital markets advisory transaction only when we have rendered the services, the client is contractually obligated to pay and collection is probable; generally, most of the fee is earned only after the transaction closes. Accordingly, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results.

We have registered one of our subsidiaries as a securities broker-dealer and, as such, are subject to substantial regulations. If we fail to comply with these regulations, our business will be adversely affected.

Because we have registered Merriman Curhan Ford & Co. with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc., or NASD, as a securities broker-dealer, we are subject to extensive regulation under federal and state laws, as well as self-regulatory organizations. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The Securities and Exchange Commission is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the NASD and national securities exchanges. The NASD is our primary self-regulatory organization. These self-regulatory organizations adopt rules, which are subject to SEC approval, that govern the industry and conduct periodic examinations of member broker-dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The SEC and the self-regulatory bodies may conduct administrative proceedings, which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. If we fail to comply with these rules and regulations, our business may be materially and adversely affected.

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

We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer, for our future success. We currently have an employment agreement with Mr. Merriman, which ends in March 2004. The agreement contains provisions that obligate us to make certain payments to Mr. Merriman and substantially reduce vesting periods of options granted to him if we should terminate him without cause or certain events resulting in a change of control of our Board were to occur.

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

During 2003 and 2002, one sales professional accounted for 13% and 66% of our revenue from continuing operations, respectively. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During 2003, no customers accounted for more than 10% of our revenue from continuing operations. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

We may suffer losses through our investments in securities purchased in secondary market transactions or private placements.

Occasionally, our company, its officers and/or employees may make principal investments in securities through secondary market transactions or through direct investment in companies through private placements. In many cases, employees and officers with investment discretion on behalf of our company decide whether to invest in our company’s account or their personal account. It is possible that gains from investing will accrue to these individuals because investments were made in their personal accounts, and our company will not realize gains because it did not make an investment. Conversely, it is possible that losses from investing will accrue to our company, while these individuals do not experience losses in their personal accounts because the individuals did not make investments in their personal accounts.

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

Our success, in particular our ability to successfully facilitate securities brokerage transactions and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunication failures, break-ins, earthquake and similar events. Despite the implementation of network security measures, redundant network systems and a disaster recovery plan, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. Additionally, computer viruses may cause our systems to incur delays or other service interruptions, which may cause us to incur additional operating expenses to correct problems we may experience. Any of the foregoing problems could materially adversely affect our business or future results of operations.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management’s attention and resources. We can not assure you that we will not be subject to such litigation. If we are subject to such litigation, even if we ultimately prevail, our business and financial condition may be affected.

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

Although our common stock is listed for trading on the American Stock Exchange, it could be delisted because we may be unable to satisfy certain American Stock Exchange listing guidelines including market value, market price, financial condition and results of operations criteria. In particular, beginning December 31, 2003, we are required to maintain net assets of at least $2,000,000 in order to comply with listing requirements. If we incur a loss from continuing operations and/or net loss for fiscal 2004, we will be required to maintain net assets of at least $4,000,000. As of December 31, 2003, we had net assets of approximately $5,261,000. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis and accordingly, we cannot assure you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. A delisting could also negatively affect our ability to raise additional capital in the future.

Our stock could become subject to the “penny stock” rules, which could impair the liquidity of your investment in our stock.

Depending on several factors including, among others, the future market price of our common stock, these securities could become subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market.

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

Effective October 1, 2003, we registered 42,047,254 shares of common stock pursuant to a registration statement on Form S-3. We have no way of knowing how many of these shares will be sold in the public market or when sales of all or any part of these shares might take place. To date, trading in our stock has been sporadic. If a large number or all of the shares registered on the registration statement declared effective on October 1, 2003 were to be sold or offered for sale in the public market within a short time period, such offering or sale could severely adversely affect prevailing market prices for our common stock. Even if such shares were offered over a longer time period, their availability could adversely affect prevailing market prices for our common stock or restrain increases in the market price of our common stock.

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

The rights of the holders of our Series A Convertible Preferred Stock may adversely affect your rights as a common stockholder.

We currently have outstanding 657,202 shares of Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock have a liquidation preference equal to $2.75 per share, plus dividends at the rate of 6% per annum payable in additional shares of Series A Convertible Preferred Stock.

The liquidation preferences described above are payable to the holders of our Series A Convertible Preferred Stock prior to any payments to the holders of common stock in the event of a liquidation and in certain other situations, such as an acquisition of the Company or its assets. The rights of the holders of our Series A Convertible Preferred Stock might have the effect of discouraging potential acquirers of the Company and delaying or deterring an acquisition which would be favorable to the holders of common stock. Alternatively, the rights of the holders of our Series A Convertible Preferred Stock might result in the holders of common stock receiving a lower price or other consideration for their shares in the event of an acquisition or liquidation of the Company, or in the holders of common stock receiving no consideration in the event of an acquisition or liquidation of the Company.

Our ability to issue additional preferred stock may adversely affect your rights as a common stockholder and could be used as an anti take-over device.

Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 37,293,000 shares of preferred stock, without approval from our stockholders. If you purchase our common stock, this means that our Board of Directors has the right, without your approval as a common stockholder, to fix the relative rights and preferences of the preferred stock. This would affect your rights as a common stockholder regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our Company that may be opposed by our management even if the transaction might be favorable to you as a common stockholder.

Our officers and directors exercise significant control over our affairs, which could result in their taking actions of which other stockholders do not approve.

Our executive officers and directors, and entities affiliated with them, currently control approximately 6% of our outstanding common stock prior to any conversion of any outstanding notes and/or exercise of options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $14.40 per share, represent approximately 14% of our total outstanding stock on a fully diluted basis using the treasury stock method. The exercise of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this report:

•	Report of Ernst & Young LLP, Independent Auditors

•	Consolidated Statements of Operations

•	Consolidated Statements of Financial Condition

•	Consolidated Statements of Stockholders’ Equity (Deficit)

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

MCF Corporation and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of MCF Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCF Corporation and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/S/    ERNST & YOUNG LLP

San Francisco, California

January 23, 2004

MCF CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2002	2001
Revenue:
Commissions	$9,547,061	$5,658,187	$—
Principal transactions	1,350,886	467,573	—
Investment banking	7,378,808	313,967	—
Other	29,256	29,767	205,502

Total revenue	18,306,011	6,469,494	205,502
Operating expenses:
Compensation and benefits	11,682,867	5,177,286	7,424,188
Brokerage and clearing fees	1,602,200	987,051	—
Professional services	686,190	565,240	2,334,237
Occupancy and equipment	383,457	238,876	4,629,417
Communications and technology	828,512	367,357	301,981
Depreciation and amortization	77,918	394,188	1,546,741
Write-down of software assets	—	—	3,010,371
Settlement of lease obligations	—	—	7,315,360
Other	1,571,532	561,737	2,928,156

Total operating expenses	16,832,676	8,291,735	29,490,451

Operating income (loss)	1,473,335	(1,822,241)	(29,284,949)
Gain on retirement of convertible note payable	3,088,230	—	—
Interest income	39,483	45,345	324,677
Interest expense	(1,554,901)	(1,364,903)	(339,213)

Income (loss) from continuing operations before income taxes	3,046,147	(3,141,799)	(29,299,485)
Income tax expense	(74,884)	—	—

Income (loss) from continuing operations	2,971,263	(3,141,799)	(29,299,485)

Loss from discontinued operations	—	(262,843)	(772,691)

Net income (loss)	$2,971,263	$(3,404,642)	$(30,072,176)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.07	$(0.17)	$(1.62)

Loss from discontinued operations	$—	$(0.01)	$(0.04)

Net income (loss)	$0.07	$(0.18)	$(1.66)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.06	$(0.17)	$(1.62)

Loss from discontinued operations	$—	$(0.01)	$(0.04)

Net income (loss)	$0.06	$(0.18)	$(1.66)

Weighted average number of common shares:
Basic	32,501,831	20,303,927	18,223,546
Diluted	45,430,392	20,303,927	18,223,546

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2003	2002
ASSETS

Cash and cash equivalents	$6,142,958	$1,402,627
Securities owned:
Marketable, at fair value	608,665	764,421
Not readily marketable, at estimated fair value	637,533	16,067
Restricted cash	500,000	610,240
Due from clearing broker	775,697	124,053
Accounts receivable, net	498,236	27,661
Equipment and fixtures, net	192,421	49,216
Debt issuance costs	23,340	612,673
Prepaid expenses and other assets	325,096	162,169

Total assets	$9,703,946	$3,769,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Accounts payable	$179,620	$112,041
Commissions payable	1,006,192	325,351
Accrued liabilities	1,149,321	342,454
Due to clearing and other brokers	154,995	63,550
Securities sold, not yet purchased	225	—
Capital lease obligation	24,401	—
Convertible notes payable, net	520,612	8,455,085
Notes payable	1,407,370	—

Total liabilities	4,442,736	9,298,481

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, Series A - $0.0001 par value; 2,000,000 shares authorized; 657,201 and 499,999 shares issued and outstanding as of December 31, 2003 and 2002, respectively; aggregate liquidation preference of $1,894,350	66	50
Preferred stock, Series B - $0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2003 and 2002; aggregate liquidation preference of $0	—	—
Preferred stock, Series C - $0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2003 and 2002; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 55,951,675 and 23,601,580 shares issued and 55,871,675 and 23,521,580 shares outstanding as of December 31, 2003 and 2002, respectively	5,587	2,352
Treasury stock	(363,653)	(363,653)
Additional paid-in capital	95,870,008	86,156,666
Deferred compensation	(1,244,490)	—
Accumulated deficit	(89,006,308)	(91,324,769)

Total stockholders’ equity (deficit)	5,261,210	(5,529,354)

Total liabilities and stockholders’ equity (deficit)	$9,703,946	$3,769,127

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common stock		Treasury stock		Additional Paid-in Capital	Deferred Compensation	Receivable from Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	17,783,204	$1,778	(80,000)	$(363,653)	$72,496,543	$—	$(363,661)	$(714,513)	$(57,393,548)	$13,662,946
Net loss	—	—	—	—	—	—	—	—	—	—	(30,072,176)	(30,072,176)
Change in unrealized loss on securities	—	—	—	—	—	—	—	—	—	714,513	—	714,513

Comprehensive loss												(29,357,663)

Preferred stock issued	2,000,000	200	—	—	—	—	4,383,600	—	—	—	—	4,383,800
Common stock issued for services	—	—	545,000	55	—	—	259,645	—	—	—	—	259,700
Common stock earned by RMG principals	—	—	700,000	70	—	—	933,547	—	—	—	—	933,617
Beneficial conversion feature and stock warrants issued in connection with convertible notes payable	—	—	—	—	—	—	2,307,232	—	—	—	—	2,307,232
Repurchase of common stock from employees pursuant to stock purchase loan program	—	—	(80,000)	(8)	—	—	(363,653)	—	363,661	—	—	—
Preferred stock dividend	—	—	—	—	—	—	264,917	—	—	—	(264,917)	—
Stock options and warrants granted or modified	—	—	—	—	—	—	4,368,635	—	—	—	—	4,368,635

Balance, December 31, 2001	2,000,000	$200	18,948,204	$1,895	(80,000)	$(363,653)	$84,650,466	$—	$—	$—	$(87,730,641)	$(3,441,733)
Net loss	—	—	—	—	—	—	—	—	—	—	(3,404,642)	(3,404,642)
Issuance of common stock	—	—	3,073,375	307	—	—	1,146,693	—	—	—	—	1,147,000
Issuance of stock warrants	—	—	—	—	—	—	39,814	—	—	—	—	39,814
Conversion of preferred stock to common stock	(1,500,001)	(150)	1,500,001	150	—	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	189,486	—	—	—	(189,486)	—
Stock options issued or modified	—	—	—	—	—	—	130,207	—	—	—	—	130,207

Balance, December 31, 2002	499,999	$50	23,521,580	$2,352	(80,000)	$(363,653)	$86,156,666	$—	$—	$—	$(91,324,769)	$(5,529,354)
Net income	—	—	—	—	—	—	—	—	—	—	2,971,263	2,971,263
Issuance of preferred stock	20,550,000	2,055	—	—	—	—	5,003,746	—	—	—	(305,801)	4,700,000
Issuance of common stock	—	—	5,031,506	503	—	—	1,384,457	—	—	—	—	1,384,960
Issuance of restricted common stock	—	—	2,511,833	251	—	—	1,313,519	(1,313,770)	—	—	—	—
Issuance convertible note	—	—	—	—	—	—	129,215	—	—	—	—	129,215
Issuance of stock warrants	—	—	—	—	—	—	374,897	—	—	—	(231,801)	143,096
Conversion of preferred stock to common stock	(20,550,000)	(2,055)	20,550,000	2,055	—	—	—	—	—	—	—	—
Conversion of debt to common stock	—	—	4,256,756	426	—	—	1,149,574	—	—	—	—	1,150,000
Preferred stock dividend	157,202	16	—	—	—	—	64,934	—	—	—	(115,200)	(50,250)
Options w/ intrinsic value to employees	—	—	—	—	—	—	293,000	(168,000)	—	—	—	125,000
Amortization of deferred compensation	—	—	—	—	—	—	—	237,280	—	—	—	237,280

Balance, December 31, 2003	657,201	$66	55,871,675	$5,587	(80,000)	$(363,653)	$95,870,008	$(1,244,490)	$—	$—	$(89,006,308)	$5,261,210

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,971,263	$(3,404,642)	$(30,072,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,918	394,188	1,546,741
Common stock issued for services	121,449	378,822	1,193,317
Restricted stock, stock options and warrants granted or modified	376,161	170,021	4,025,654
Note payable issued in connection with employee severance	—	—	400,000
Amortization of discounts on convertible notes payable	702,412	313,381	68,637
Amortization of debt issuance costs	589,333	68,261	5,487
(Gain) loss on settlement of obligations	(3,088,230)	(572,690)	7,315,360
Gain on sales of equipment and fixtures	—	(209,760)	—
Write-down of equipment and fixtures	3,252	240,137	3,235,454
Provision for doubtful accounts	—	7,500	—
Common stock received for services	(73,210)	(17,717)	—
(Gain) loss on securities	(198,561)	89,628	744,197
Changes in operating assets and liabilities:
Marketable securities owned	(193,714)	(852,399)	—
Restricted cash	110,240	(610,240)	—
Due from clearing broker	(651,644)	(124,053)	—
Accounts receivable	(470,575)	(35,161)	41,170
Prepaid expenses and other assets	(198,152)	134,881	368,921
Accounts payable	67,579	283,226	(1,137,405)
Commissions payable	680,841	325,351	—
Accrued liabilities	757,867	(139,234)	(732,155)
Due to clearing and other brokers	91,445	63,550	—
Assets and liabilities of discontinued operations	—	63,149	(363,149)

Net cash provided by (used in) operating activities	1,675,674	(3,433,801)	(13,359,947)
Cash flows from investing activities:
Purchase of equipment and fixtures	(199,274)	(10,063)	(1,019,019)
Proceeds from sale of equipment and fixtures	—	210,900	1,422,179
Proceeds from sale of marketable securities	—	—	12,094,951
Proceeds from sale of discontinued operations	—	300,000	—

Net cash (used in) provided by investing activities	(199,274)	500,837	12,498,111
Cash flows from financing activities:
Proceeds from the issuance of common stock	17,885	—	—
Proceeds from the issuance of Series B preferred stock	1,750,000	—	—
Proceeds from the issuance of Series C preferred stock	250,000	—	—
Proceeds from the issuance of notes payable	1,000,000	—	3,604,775
Cash used to retire notes payable	(500,000)	—	(500,000)
Proceeds from the exercise of stock options and warrants	845,626	—	—
Debt service principal payments	(49,330)	—	—
Series A preferred stock dividends	(50,250)	—	—
Debt issuance costs	—	(22,500)	—

Net cash (used in) provided by financing activities	3,263,931	(22,500)	3,104,775

(Decrease) increase in cash and cash equivalents	4,740,331	(2,955,464)	2,242,939
Cash and cash equivalents at beginning of year	1,402,627	4,358,091	2,115,152

Cash and cash equivalents at end of year	$6,142,958	$1,402,627	$4,358,091

MCF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year ended December 31,
	2003	2002	2001
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$360,406	$421,624	$22,151
Income taxes	$4,800	$7,200	$—
Non-cash investing and financing activities:
Conversion of notes payable to common stock	$3,850,000	$—	$—
Common stock issued to retire note payable	$400,000	$—	$—
Issuance of restricted stock	$1,313,770	$—	$—
Stock warrants issued to note payable investor	$129,215	$—	$—
Stock warrants issued to preferred stock investors	$231,800	$—	$—
Capitalization of interest related to debt restructuring	$161,000	$—	$—
Issuance of stock options with intrinsic value	$168,000	$—	$—
Preferred stock dividends	$64,951	$189,486	$264,917
Purchase of equipment and fixtures with capital lease	$25,101	$—	$—
Preferred stock issued to purchase equipment and fixtures	$—	$—	$4,383,800
Common stock issued to settle accrued liabilities and loans	$—	$683,178	$—
Warrants issued in connection with debt issuance	$—	$—	$268,696
Stock options issued for purchase of equipment and fixtures	$—	$—	$74,285
Beneficial conversion feature and stock warrants issued in connection with convertible notes payable	$—	$—	$2,307,232
Conversion of preferred stock to common stock	$—	$150	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

MCF Corporation is a financial services holding company that provides research, capital markets services, asset management, corporate and venture services, and investment banking through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on emerging growth companies and growth-oriented institutional investors. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investor Protection Corporation. MCF Asset Management, LLC will engage in fixed income asset management for corporate clients and will manage alternative investment vehicles through a fund of funds.

MCF Corporation, formerly Ratexchange Corporation, also referred to as the Company, formerly NetAmerica.com Corporation and formerly Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. In July 2000, the Company’s common stock was listed on the American Stock Exchange and currently trades under the symbol “MEM.” The Company’s corporate office is located in San Francisco, California.

In June 1999, Ratexchange 1, Inc. was acquired by the Company. It was the primary operating subsidiary engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. The Company went on to expand their service offerings by purchasing Xpit.com, Inc., or Xpit, in March 2001. Xpit was to enable the Company to offer trading and risk management systems to the futures industry. In April 2001, the Company formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary. RMG provided risk management solutions through the use of derivative trading strategies. In October 2001, the Company sold the primary assets of Xpit. The Company sold RMG in April 2002. During 2002, the Xpit subsidiary was liquidated. During 2003, Ratexchange 1, Inc. did not have active operations.

In December 2001, the Company acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. In January 2004, the Company formed MCF Asset Management, LLC as a wholly owned subsidiary.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2003 and 2002, MCF Corporation had two wholly owned U.S. subsidiaries that have been consolidated in the accompanying financial statements. The subsidiaries include Ratexchange 1, Inc. and Merriman Curhan Ford & Co. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Securities Owned

In 2002, the Company adopted broker-dealer accounting and as such, securities owned by the Company are carried at market value with unrealized gains and losses included in the statements of operations as a component of principal transaction revenue. The cost basis of each investment sold is specifically identified for purposes of computing realized gain and losses.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain capital markets advisory services, the Company receives or acquires stock, stock warrants and notes receivable convertible into stock of the issuing company. Securities owned that are readily marketable are carried at quoted market prices on major exchanges. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Securities that are not readily marketable are stated at estimated market values as determined by management. Among the factors considered by management in determining the fair value of securities are the cost of the security, terms and liquidity, developments since the acquisition of the securities, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of securities. Where available, the Company uses prices from independent sources such as listed market prices or dealer quotations. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

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

Institutional Brokerage Revenue

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

Investment Banking Revenue

Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance of services rendered are recognized as revenue over the service period.

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

In December 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 during 2002.

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three years ended December 31, 2003 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three years ended December 31, 2003 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	2003	2002	2001
Net income (loss), as reported	$2,971,263	$(3,404,642)	$(30,072,176)
Add: Stock-based employee compensation expense included in the reported net income (loss)	139,000	130,208	1,433,919
Less: Stock-based employee compensation expense determined under fair value method for all awards	(3,426,880)	(3,519,820)	(8,398,981)

Pro forma net income (loss)	$(316,617)	$(6,794,254)	$(37,037,238)

Net income (loss) per share, as reported:
Basic	$0.07	$(0.18)	$(1.66)
Diluted	$0.06	$(0.18)	$(1.66)
Net income (loss) per share, pro forma:
Basic	$(0.03)	$(0.34)	$(2.05)
Diluted	$(0.03)	$(0.34)	$(2.05)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the year ended December 31, 2003 by dividing net income less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2002 and 2001, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations

Substantially all of the Company’s cash and cash equivalents are held at two major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

During 2003 and 2002, one sales professional accounted for 13% and 66% of our revenue from continuing operations, respectively. During 2003, no single customer accounted for more than 10% of our revenue from continuing operations. During 2002, one customer accounted for 35% of our revenue from continuing operations. During 2001, four customers accounted for more than 10% of our revenue from continuing operations, and combined accounted for 97%.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include securities owned, cash deposited with the Company’s clearing organization, receivables, accounts payable, and other accrued expenses, approximate their fair values due to their short maturities. The fair value of the Company’s long-term notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In December 2003, the FASB issued a revision to FIN 46, or Revised Interpretation, to clarify some of the provisions of FIN 46. FIN 46 provides guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE must be included in a company’s consolidated financial statements. A company that holds variable interests in an entity is required to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if any. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. There has been no material impact to the Company’s financial statements from potential VIEs entered into after January 31, 2003 and there is no expected impact from the adoption of the deferred provisions in the first quarter of fiscal year 2004.

3.    Securities Owned

The Company transacts equity and debt securities for clients in a broker or dealer capacity. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions. As of December 31, 2003, fair value of marketable equity securities owned by the Company was approximately $609,000.

Securities owned that are not readily marketable consisted of convertible notes payable and unregistered common stock. As of December 31, 2003, the discounted fair value of the securities owned that are not readily marketable was approximately $638,000 based on management estimates.

4.    Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2003	2002
Computer equipment	$149,166	$154,399
Furniture and equipment	76,582	6,071
Software	32,877	125,664

	258,625	286,134
Less accumulated depreciation	(66,205)	(236,918)

	$192,420	$49,216

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As described in Note 14, the Company purchased software assets in connection with the purchase of Xpit.com, Inc., amounting to $5.5 million during 2001 and later sold these assets during the same year. Depreciation expense related to the software assets during 2001 amounted to $1,026,000. In 2001, the Company disposed of equipment and fixtures that were not expected to be used in the Company’s operations with a cost basis of $455,000 and accumulated depreciation of $230,000. In 2002, the Company disposed of equipment and fixtures with a cost basis of $913,000 and accumulated depreciation of $673,000 that was not expected to be used in the Company’s operations. In 2003, the Company retired equipment and fixtures with a cost basis and accumulated depreciation of $249,000 that were no longer used in the Company’s operations.

5.    Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable outstanding at December 31, 2003 and 2002 consisted of the following amounts, presented net of certain discounts:

	December 31,
	2003	2002
Convertible notes payable:
Notes issued in 2003	$390,167	$—
Notes issued in 2001	130,445	2,986,673
Notes issued to Forsythe	—	5,068,412
Notes issued to Donald Sledge	—	400,000

	$520,612	$8,455,085

Notes payable:
Notes issued to Forsythe	$1,000,000	$—
Notes issued to Donald Sledge	407,370	—

	$1,407,370	$—

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes bear interest at 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes can be converted to common stock at a rate of $0.20 per share. In connection with the private placement, the Company issued warrants to purchase 1,250,000 shares of common stock with an exercise price of $0.30 per share and a five-year term. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount will be amortized over the five-year term. During October 2003, notes payable with a face amount of $500,000 were converted into 2,500,000 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000.

Convertible Notes Payable Issued in 2001

In November and December 2001, the Company completed private offerings of convertible notes, in an aggregate principal amount of $3.5 million, due December 31, 2011. The notes bear interest at 12% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning April 1, 2002. The notes may be converted into shares of the Company’s common stock at the election of the holder anytime before their maturity or their prior redemption or repurchase by the Company. The conversion rate is 2,703 shares of the Company’s

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock per each $1,000 principal amount of notes. The Company has the option to redeem all or a portion of the notes that have not been previously converted subsequent to (i) the registration under the Securities Act of 1933 of the common stock underlying the notes and (ii) the common stock achieving a closing price at or above $1.59 for 20 consecutive trading days.

In June 2003, the stockholders of the Company approved the offer to exchange the current convertible notes for Series C convertible preferred stock. During 2003, investors elected to exchange their notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock. The Series C convertible preferred stock is convertible on demand of the holder into common stock at a ratio of 1:1. The holders of the Series C preferred stock receive an annual dividend at the rate of 3.0% per annum, paid in cash and registration rights for the underlying common stock. During 2003, certain investors with a principal amount of $650,000 that did not exchange their convertible notes for preferred stock converted their notes into common stock. As of December 31, 2003, the remaining convertible notes with an aggregate principal amount of $150,000 are outstanding.

In connection with the initial financing transaction, the Company granted to the convertible note investors warrants to purchase a total of 1,000,000 shares of common stock at $0.37 per share. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature in the amount of $242,000 and $333,000, respectively. The discounts are being amortized over the ten-year term using the effective interest method. Amortization of discounts during 2003, 2002 and 2001 was approximately $494,000, $57,000 and $2,000, respectively. Debt issuance costs amounting to $664,000, includes the fair value of warrants issued to the placement agent to purchase a combination of the Company’s convertible notes or common stock, plus stock warrants. The debt issuance costs are being amortized over a ten-year term using the straight-line method. Amortization of debt issuance costs during 2003, 2002 and 2001 was approximately $589,000, $68,000 and $5,000, respectively.

Convertible Note Payable Held by Forsythe

As discussed in Note 11, Forsythe McArthur & Associates, or Forsythe, agreed to forego all amounts owed by the Company under a lease obligation in exchange for a convertible note payable and stock warrants. The Company issued a convertible note dated September 1, 2001, in an aggregate principal amount of $5.9 million, due August 31, 2006. The note bears interest at 9% per annum payable March 31, June 30, September 30 and December 31 of each year beginning March 31, 2002 and may be paid in cash, the Company’s common stock or a combination of both at the discretion of the Company. The note may be converted into shares of common stock on election of Forsythe at August 31, 2006 with a conversion price equal to 80% of the closing market price of the common stock.

In connection with the convertible note, the Company granted to Forsythe a warrant to purchase 520,833 shares of common stock at $0.48 per share. The convertible note is presented in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrant and beneficial conversion feature of $122,000 and $1,078,000, respectively. The discounts are being amortized over the five-year term using the effective interest method. Amortization of discounts during 2003, 2002 and 2001 was approximately $60,000, $240,000 and $67,000, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the Company acquired from Forsythe the right to retire the convertible promissory note payable at a significant discount. The Company purchased a call option from Forsythe in exchange for 500,000 shares of the Company’s common stock. In April 2003, the Company exercised its right to cancel the convertible promissory note held by Forsythe. Forsythe received the following restructured consideration in full and complete satisfaction of all obligations owed to it by the Company:

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

Note Payable Held By Donald Sledge

During 2001, the Company renegotiated the severance terms included in its employment agreement with Donald Sledge, the former Chairman and CEO of the Company. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due May 2003. Interest is payable at the maturity of the two-year term. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%. As of December 31, 2003, the remaining principal amount of the note payable was $407,000. Mr. Sledge is a member of the Company’s Board of Directors.

Interest payable in connection with the notes described above is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2003 and 2002, interest payable amounted to $87,000 and $150,000, respectively.

6.     Stockholders’ Equity (Deficit)

Preferred Stock, Series A

In April 2001, the Company issued 2,000,000 shares of Series A convertible preferred stock at a price of $2.19 per share in connection with the purchase of Xpit.com, Inc. (see note 14). During 2002, stockholders of the Company’s Series A preferred stock converted 1,500,001 shares into common stock. During 2003, the Company issued a stock dividend totaling 157,202 shares of Series A preferred stock.

The rights, preferences, and privileges of the holders of Series A convertible preferred stock are as follows:

•	Each share of preferred stock is convertible into one share of common stock on election of the holders, subject to certain antidilutive adjustments;

•	Shares of preferred stock automatically convert to common stock on the first date after which all of the following conditions are satisfied (i) the fourth anniversary of the Xpit purchase has occurred, (ii) the Company’s common stock is publicly traded on a national exchange, and (iii) the closing price of the Company’s common stock is equal to or exceeds $6.00 per share for ten consecutive trading days;

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Series A convertible preferred stock is not redeemable by the Company;

•	Holders of preferred stock are entitled to dividends of additional shares of Series A convertible preferred stock at the rate of 6% per annum;

•	Preferred stock votes equally with the shares of common stock on an “as-if-converted” basis; and

•	Holders of preferred stock have a liquidation preference of $2.75 per share, plus all declared but unpaid dividends. As of December 31, 2003, the Company had issued 157,202 shares of Series A preferred stock to the holders entitled to a dividend. These shares are assumed outstanding in the calculation of the liquidation preference and are reflected in the statements of stockholders’ deficit as a reduction in accumulated deficit and increase in additional paid-in capital.

Preferred Stock, Series B

In April 2003, the Company completed a private placement financing that included the issuance of 8,750,000 shares of Series B convertible preferred stock at a purchase price of $0.20 per share. The preferred stock was convertable by the holders at a ratio of 1:1 into the Company’s common stock. The holders of the Series B preferred stock receive cash dividends at the rate of 3.0% per annum and registration rights for the underlying common stock. In connection with the private placement, the Company also issued warrants to purchase 2,188,000 shares of common stock with an exercise price of $0.30 per share and a three-year term. The transaction included officers of MCF Corporation, institutions and accredited investors.

The Series B convertible preferred stock included a term that allowed the Company to induce conversion into common stock subsequent to the Company’s stock price closing at or above $0.60 for ten consecutive days. The stock price milestone was achieved during September 2003. In October 2003, the 8,750,000 shares of Series B preferred stock were converted into common stock. Additionally, the Series B stock warrants included a term requiring investors to exercise the stock warrants within 30 days of the Company’s stock price closing at or above $0.90 for ten consecutive days. The stock price milestone was achieved during September 2003 and stock warrants to purchase 1,562,500 shares issued with the Series B preferred stock were exercised during the fourth quarter of 2003.

Preferred Stock, Series C

In April 2003, the Company completed a private placement financing that included the issuance of 1,000,000 shares of Series C convertible preferred stock at a purchase price of $0.25 per share. The preferred stock was convertable by the holders at a ratio of 1:1 into the Company’s common stock. The holders of the Series C preferred stock receive cash dividends at the rate of 3.0% per annum and registration rights for the underlying common stock. In connection with the private placement, the Company also issued warrants to purchase 250,000 shares of common stock with an exercise price of $0.30 per share and a three-year term.

In June 2003, the stockholders of the Company approved the offer to exchange the convertible notes payable with an aggregate principal amount of $3.5 million issued in 2001 for Series C convertible preferred stock. Certain investors elected to exchange their notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock. Other investors, with a principal amount of $650,000 that did not exchange their convertible notes for Series C preferred stock, converted their notes into common stock. As of December 31, 2003, the remaining convertible notes with an aggregate principal amount of $150,000 were outstanding.

The Series C convertible preferred stock included a term that allowed the Company to induce conversion into common stock subsequent to the Company’s stock price closing at or above $0.75 for ten consecutive days.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The stock price milestone was achieved during September 2003. In October 2003, the 11,800,000 shares of Series C preferred stock were converted into common stock. Additionally, the 250,000 warrants issued in connection with the Series C convertible preferred stock included a term requiring investors to exercise the stock warrants within 30 days of the Company’s stock price closing at or above $0.90 for ten consecutive days. The stock price milestone was achieved during September 2003 and the stock warrants were exercised during the fourth quarter of 2003.

Common Stock

During 2003, investors converted notes payable, Series B preferred stock and Series C preferred stock into 4,257,000, 8,750,000 and 11,800,000 shares of common stock, respectively. Common stock issued in connection with the exercise of stock options and stock warrants during 2003 amounted to 2,685,000. Additionally, the Company issued 2,512,000 shares of restricted common stock to employees, 2,000,000 shares to Forsythe, 251,000 shares to various consultants for services rendered and 96,000 shares in connection with the Company’s Employee Stock Purchase Plan.

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

7.     Stock-Based Compensation

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan and 2003 Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants qualified stock options, nonstatutory stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2003 and 2002 there were no shares subject to repurchase.

As of December 31, 2003, there were 25,600,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of December 31, 2003, 835,000 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans.

The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements for employees, whereby compensation cost is measured to the extent that the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. During 2000, the Company granted to employees stock options to purchase 4,015,000 shares with intrinsic value. During 2003, the Company granted to employees stock options to purchase 525,000 shares with intrinsic value. These amounts are being amortized on a straight-line basis over the vesting period, generally one year or four years. Compensation expense resulting from option grants with intrinsic value amounted to $139,000, $130,000, and $1.4 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, the unamortized expense attributed to option grants with intrinsic value was $175,000.

During 2001, certain employees who were terminated received an extension to the period of time their vested stock options were exercisable. This modification to the stock option grants resulted in additional compensation expense for the Company in the amount of $547,000 in 2001.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity is as follows:

	2003		2002		2001
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	12,662,889	$2.04	10,668,149	$3.63	10,582,772	$4.62
Granted	12,515,000	0.44	6,448,104	0.41	2,878,090	1.35
Exercised	462,149	0.35	—	—	—	—
Canceled	2,769,478	4.32	4,453,364	3.48	2,792,713	5.08

Outstanding at end of year	21,946,262	$0.88	12,662,889	$2.04	10,668,149	$3.63

Exercisable at end of year	14,063,894	$0.99	7,980,022	$2.70	8,597,855	$3.80

Restricted Stock Grants

During 2003, the Company granted 2,512,000 shares of restricted stock. At the date of grant, the recipient has most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a three to four year period beginning on the date of grant. The Company records unearned compensation in stockholders’ equity (deficit) equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

Stock Warrants

During 2003, 2002 and 2001, the Company issued stock warrants to third-party service providers and in connection with the settlement of contractual obligations. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and EITF Issue No. 96-18. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee. During 2003, 2002 and 2001, the expense resulting from the issuance of these stock warrants was $14,000, $40,000 and $2,388,000, respectively.

As discussed in Note 5 and Note 6, the Company also issued stock warrants to investors in connection with the issuance of convertible notes payable and convertible preferred stock. Stock warrants were also issued to the placement agent of the convertible notes payable issued in 2001. Such amounts were charged to expense as described in Note 5 and Note 6.

A summary of stock warrant activity is as follows:

	2003		2002		2001
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	7,770,626	$5.82	8,054,376	$5.91	5,472,043	$8.41
Granted	3,904,250	0.29	210,000	0.30	2,582,333	0.94
Exercised	2,222,500	0.31	—	—	—	—
Canceled	1,898,173	12,86	493,750	5.00	—	—

Outstanding at end of year	7,554,203	$2.82	7,770,626	$5.82	8,054,376	$5.91

Exercisable at end of year	6,054,203	$2.24	6,270,626	$5.73	6,554,376	$6.09

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Warrants Outstanding

Summary of the outstanding stock options and warrants issued to employees and non-employees as of December 31, 2003 were as follows:

	Outstanding			Exercisable
Range of exercise prices	Warrants/ Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Warrants/ Options	Weighted Average Exercise Price
Employees
$ 0.18-$ 1.00	18,280,162	$0.44	9.0	11,400,400	$0.45
$ 1.01-$ 2.00	200,000	$1.39	5.2	200,000	$1.39
$ 2.01-$ 4.00	2,681,100	$3.07	6.3	1,931,100	$3.03
$ 4.01-$ 6.00	100,000	$5.69	0.5	93,749	$5.69
$ 6.01-$ 7.00	300,000	$7.00	6.2	295,833	$7.00

Employees	21,561,262			13,921,082

Non-employees
$ 0.18-$ 1.00	4,060,583	$0.34	3.1	3,818,395	$0.35
$ 1.01-$ 2.00	343,500	$1.26	0.6	343,500	$1.26
$ 2.01-$ 4.00	787,000	$2.77	1.1	787,000	$2.77
$ 4.01-$ 6.00	2,348,120	$4.96	2.0	848,120	$4.63
$ 6.01-$ 7.00	—	$—	—	—	$—
$14.40	400,000	$14.40	1.2	400,000	$14.40

Non-employees	7,939,203			6,197,015

Total	29,500,465			20,118,097

The weighted average fair value of each option and warrant granted in 2003 was $0.28 and $0.13, respectively. The weighted average fair value of each option and warrant granted in 2002 was $0.22 and $0.25, respectively. The weighted average fair value of each option and warrant granted in 2001 was $0.51 and $0.51, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	1.64%	2.42%	3.94%
Dividend yield	—	—	—
Volatility	100%	100%	100%
Average expected term (years)	2.0	2.0	2.0

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during 2003, 2002 and 2001.

In May 2002, the stockholders approved the Company’s 2002 Employee Stock Purchase Plan, or ESPP, under which 1,050,124 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at 85% of the market value at certain plan-defined dates. During 2003 and 2002, there were 96,000 and 0 shares of common stock issued under the ESPP, respectively.

During 2000, the Company implemented a Stock Purchase Loan Program, or SPLP, for employees. The SPLP permitted employees to purchase, subject to specified limits, common stock of the Company in exchange for a two-year note payable to the Company. The face amount of the notes was non-recourse, while interest, which accrued at 9% per year, was with recourse to the employee. During 2000, the Company purchased 80,000 shares of its common stock and immediately sold them to employees under the SPLP for notes totaling $487,193. Also during 2000, the Company acquired 22,712 shares of common stock from certain employees who repaid their notes totaling $123,532 and subsequently sold these shares to other employees at the then current market price totaling $53,302. During 2001, all participating employees relinquished their ownership claim to the common stock to extinguish the related loans outstanding. The Company now holds the 80,000 shares as treasury stock and has a basis in them of $363,661.

9.    Income Taxes

Income tax expense consisted of the following for the three years ended December 31, 2003:

	2003	2002	2001
Current:
Federal	$13,816	$—	$—
State	61,068	—	—

Total	$74,884	$—	$—

No provision for federal income taxes was recorded during 2002 and 2001 as the Company incurred net operating losses during the period and provided a valuation allowance against its deferred tax assets.

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the three years ended December 31, 2003:

	2003	2002	2001
Federal statutory income tax rate	34%	34%	34%
State income taxes	2	—	—
Gain on retirement of convertible note payable	(34)	—	—
Non-deductible interest expense	8%	—	—
Losses for which no benefit has been recognized	(8)	(34)	(34)

Effective tax rate	2%	—%	—%

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2003 and 2002 are presented as follows:

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$22,533,533	$15,902,955
Stock options and warrants for services	11,044,115	11,434,668
Start up expenses	—	8,093,003
Write-down of equipment	—	602,963
Other	(44,222)	496,318

Total deferred tax assets	33,533,426	36,529,907
Valuation allowance	(33,533,426)	(36,529,907)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2003 was a decrease of $2,996,000. The net change in the valuation allowance for the years ended December 31, 2002 and 2001 was an increase of $2,090,000 and $9,486,000, respectively. The Company has established a valuation allowance against that portion of deferred tax assets where management has determined that it is more likely than not that the asset will not be realized.

As of December 31, 2003, the Company had federal and state operating loss carryforwards of approximately $57,974,000 and $48,377,000, respectively. If not earlier utilized, the federal net operating loss carryforward will expire in 2019 and the state loss carryforward will expire in 2007.

Utilization of the net operating loss carry-forwards and credits is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of a portion of net operating loss carryforwards before utilization.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	2003	2002	2001
Net income (loss)	$2,971,263	$(3,404,642)	$(30,072,176)
Deemed dividend for issuance of preferred stock	(537,602)	—	—
Preferred stock dividends	(115,200)	(189,486)	(264,917)

Net income (loss) available to common stockholders – basic	2,318,461	(3,594,128)	(30,337,093)
Interest and dividends on dilutive common shares	234,377	—	—

Net income (loss) available to common stockholders – diluted	$2,552,838	$(3,594,128)	$(30,337,093)

Weighted-average number of common shares – basic	32,501,831	20,303,927	18,223,546
Exercise or conversion of all potentially dilutive common shares outstanding	12,928,561	—	—

Weighted-average number of common shares – diluted	45,430,392	20,303,927	18,223,546

Basic net income (loss) per share	$0.07	$(0.18)	$(1.66)
Diluted net income (loss) per share	$0.06	$(0.18)	$(1.66)

The investors in the Company’s Series B and Series C convertible preferred stock received detachable stock warrants. Deemed dividend for issuance of preferred stock represents the relative fair value assigned to the stock warrants together with the relative fair value of the beneficial conversion feature inherent with the convertible preferred stock. These amounts were charged to accumulated deficit during the year ended December 31, 2003. All preferred stock dividends, including the deemed dividend described above, are added back to net income (loss) to arrive at net income (loss) available to common stockholders.

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for 2003 by dividing net income, less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for 2002 and 2001, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $0.55 per share for 2003. Because the Company reported a net loss during 2002 and 2001, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2003	2002	2001
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	7,690,997	—	—
Weighted average stock options and warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	17,490,127	16,641,051
Weighted average shares issuable upon conversion of the convertible notes payable	5,679,056	30,851,493	4,531,716
Weighted average shares issuable upon conversion of the convertible preferred stock	4,959,040	1,263,329	1,567,123

Total common stock equivalents excluded from diluted net income (loss) per share	18,329,093	49,604,949	22,739,890

11.    Commitments and Contingencies

The following is a table summarizing our significant commitments as of December 31, 2003, consisting of debt service payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Convertible Notes Payable	Operating Leases	Capital Leases
2004	$168,775	$435,668	$10,405
2005	1,168,775	53,592	10,405
2006	133,775	8,237	9,245
2007	133,775	—	—
2008	564,990	—	—
Thereafter	204,000	—	—

Total commitments	$2,374,090	$497,497	$30,055

The Company leases its office space in San Francisco under a noncancelable operating lease which expires in December 2004. Future annual minimum lease payments related to this operating lease as of December 31, 2003 are approximately $243,000 in 2004 and $0 thereafter. Rent expense was approximately $253,000, $110,000 and $459,000 in 2003, 2002 and 2001, respectively.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2001, the Company and Forsythe entered into a restructure agreement with respect to an equipment lease of delivery hub equipment. The terms of the restructure agreement required twelve monthly payments of $74,056 beginning on May 1, 2001, twelve monthly payments of $148,113 beginning on May 1, 2002 followed by one payment of $4,184,544 on May 1, 2003. In September 2001, Forsythe agreed to allow the Company to withhold scheduled payments through December 31, 2001, subject to a proposed further restructuring of the lease. In November 2001, Forsythe agreed to forego all amounts owed by the Company under the lease obligation in exchange for a convertible note and stock warrants. In November 2001, the Company agreed to issue the convertible note and stock warrants as described more fully in Note 5.

During 2001, the Company also settled claims and additional outstanding lease obligations related to assets and facilities that no longer fit with the revised operating plan. In August 2001, the Company settled its outstanding litigation with Switch and Data Facilities Company. The settlement had a value of $368,000, including a cash payment of $250,000 and common stock valued at $118,000. In August 2001, the Company settled its co-location lease with Telecity by providing consideration of $275,000 in cash and an agreement to pay $95,000 over six months in return for elimination of all liabilities related to the lease, which totaled approximately $1.2 million. In November 2001, the Company settled an obligation to Science Applications International Corp. for goods and services associated with delivery hub equipment. The settlement had a value of $158,000, including a cash payment of $50,000 and 175,000 shares of restricted common stock valued at $108,000. The Company had a lease for accounting software that it no longer utilizes. During 2002, the Company settled this obligation for an amount less than the original lease term.

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

12.    Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2003 and 2002, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

In addition, the Company, from time to time, has sold securities it does not currently own in anticipation of a decline in the fair value of that security (securities sold, not yet purchased). Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. These transactions result in off-balance sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2003.

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

Loss from discontinued operations is comprised of the following revenue and expenses:

	Year Ended December 31,
	2003	2002	2001
Revenue of discontinued operations	$0	$729,946	$1,989,309
Expenses of discontinued operations	0	(992,789)	(2,768,095)
Interest income of discontinued operations	0	—	6,095

Loss from discontinued operations	$0	$(262,843)	$(772,691)

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenues from 2001 through 2003. The preferred stock is convertible on a one-for-one basis into common stock of the Company at the discretion of the holders. The acquisition price was allocated primarily to the software technology acquired.

In October 2001, the Company sold all of Xpit’s material assets, including the Ratexchange Futures System, or RFS, to CQG, Inc., a privately-held quotation services company, or CQG. The assets were sold to CQG in exchange for $1.5 million in cash. Additionally, the Company can earn royalties of up to $650,000 over the next four years if CQG achieves future revenue targets via the RFS platform. The Company recorded a $3.0 million loss on the sale of the assets, principally the carrying value of the RFS platform. Additionally, the $500,000 note payable associated with the original Xpit.com, Inc. purchase price was paid in full, plus accrued interest. Net cash proceeds to the Company, after payment of the note and expenses associated with the transaction, were $902,000. The Company has not earned any royalties during the three years ended December 31, 2003.

15.    Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2003, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $3,136,000, which exceeded the amount required by $2,899,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

16.    Related Party Transactions

In October 2001, the Company successfully completed the process of obtaining a broker-dealer license for RMG, a wholly owned subsidiary. Prior to obtaining this broker-dealer license, RMG completed certain of its consulting and risk management transactions through a registered broker-dealer affiliated with the principals of RMG.

As described in Note 5, the Company issued a $400,000 convertible note payable during 2001 to the former Chairman and CEO of the Company in connection with severance teams included in his employment agreement. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a five year fully amortizing note payable. As of December 31, 2003, the remaining principal amount of the note payable was $407,000. Mr. Sledge currently serves as a member of the Company’s Board of Directors.

From time to time, officers, directors, employees and/or certain large stockholders of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

In April 2003, officers, directors and employees of the Company participated as investors in the Series B preferred stock private placement financing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements included in this report have been audited by Ernst & Young LLP, independent auditors, as stated in their audit report appearing herein.

On April 2, 2002, our Board of Directors, on the recommendation of our Audit Committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged Ernst & Young LLP to serve as our independent auditors for the years ending December 31, 2003, 2002 and 2001. Ernst & Young LLP has not been engaged to audit, and has not audited, any of the financial statements included in this report other than for the years ended December 31, 2003, 2002 and 2001.

Arthur Andersen LLP’s reports on our consolidated financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date we dismissed Arthur Andersen LLP, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such year; and there were no reportable events as set forth in applicable SEC regulations.

We provided Arthur Andersen LLP with a copy of the above disclosures on April 15, 2002. In a letter dated April 15, 2002, Arthur Andersen LLP confirmed its agreement with these statements.

During the year ended December 31, 2003 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information concerning each of the Directors and executive officers of MCF Corporation:

Name	Age	Position
D. Jonathan Merriman	43	Chairman of the Board of Directors and Chief Executive Officer
Gregory S. Curhan	42	Executive Vice President
Robert E. Ford	42	President and Chief Operating Officer
John D. Hiestand	35	Chief Financial Officer
Christopher L. Aguilar	41	General Counsel
Patrick H. Arbor	67	Director
Raymond J. Minehan	62	Director
Dennis G. Schmal	56	Director
Donald H. Sledge	63	Director
Ronald E. Spears	55	Director
Steven W. Town	43	Director

D. Jonathan Merriman has serves as our Chief Executive Officer from October 2000 to present and served as our President from October 2000 to June 2001. He has served as a Director since February 2000 and became Chairman of the Board in June 2001. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. He is currently on the Board of Directors of Leading Brands, Inc. From June 1997 to June 1998, Mr. Merriman served as Managing Director and head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader/analyst. He has completed coursework at New York University’s Graduate School of Business. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College.

Gregory S. Curhan has serves as our Executive Vice President from January 2002 to present and served as Chief Financial Officer from January 2002 to January 2004. Previously, he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director Specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. Prior to joining Merrill Lynch, Mr. Curhan was a partner in the investment banking firm of Volpe Brown Whelan & Co., serving in various capacities including Internet research analyst and Director of Equities from May 1993 to May 1998. Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1988 through December 1992. Prior to founding Curhan, Merriman, Mr. Curhan was a Vice President institutional equity sales for Montgomery Securities from June 1985 through June 1988. From August 1983 to May 1985, Mr. Curhan was a financial analyst in the investment banking group at Merrill Lynch. Mr. Curhan earned his Bachelor of Arts degree from Dartmouth College.

Robert E. Ford serves as President and Chief Operating Officer for MCF Corporation. He brings 18 years of executive and operations experience to the Company. Prior to joining MCF Corporation, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specializes in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. Previously, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, now a wholly-owned subsidiary of Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company. Prior to that, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy at Tufts University and a BA with high distinction from Dartmouth College.

John D. Hiestand joined MCF Corporation as the Controller in January 2002 and became Chief Financial Officer in January 2004. From December 2000 to November 2001, he served as the Controller of the Metro-Switching Division at CIENA Corporation. Mr. Hiestand had come to CIENA through the merger with Cyras Systems, Inc., where he served as the Controller from March 2000 to December 2000. Prior to joining Cyras Systems, Inc., Mr. Hiestand served as a Senior Manager in the audit practice at KPMG LLP in San Francisco. Mr. Hiestand received a Bachelor of Arts in Business from California Polytechnic State University at San Luis Obispo in 1991, and holds the Certified Public Accountant (CPA) and Chartered Financial Analyst (CFA) designations.

Christopher L. Aguilar has served as General Counsel of MCF Corporation from March 2000 to present and serves as General Counsel and Chief Compliance Officer of Merriman Curhan Ford & Co. He brings 15 years of legal and regulatory experience to the Company. From August 1995 to March 2000, Mr. Aguilar was a partner at Bradley, Curley & Asiano, a San Francisco law firm, where he represented the interests of public and private corporations, small businesses and individuals in commercial litigation. Mr. Aguilar has also worked for the San Francisco City Attorney and Alameda County District Attorney’s offices. Mr. Aguilar received his juris doctorate degree from the University of California, Hastings College of the Law. He also attended Oxford University as an undergraduate and received his Bachelor of Arts degree from the Integral Program at St. Mary’s College of California where he was included in Who’s Who among American Colleges and Universities. Mr. Aguilar is presently an adjunct professor at University of California, Hastings College of the Law.

Patrick H. Arbor has served as a member of our Board of Director since February 2001 and has served as a member of the audit committee since April 2001. Currently an independent futures trader, Mr. Arbor is a principal of the trading firm of Shatkin, Arbor, Karlov & Co. He is a longtime member of the Chicago Board of Trade (CBOT), the world’s oldest derivatives exchange, serving as the organization’s Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor’s other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

Raymond J. Minehan has served as a member of our Board of Directors and as a member of our audit committee and compensation committee since August 2003. From February 2001 to February 2002, Mr. Minehan served as the Chief Financial Officer at Memestreams, Inc., a startup company that was developing information management software. From January 1997 to August 2000, he served as the Chief Administrative Officer at Sutro & Co. where he was responsible for all administrative functions including finance, management information systems, telecommunications, operations, human resources and facilities. From 1989 to 1997, he served as chief financial officer at Hambrecht & Quist, Inc. From 1972 to 1989, Mr. Minehan served as a partner with Arthur Andersen LLP. Mr. Minehan served in the United States Air Force as a navigator assigned to the Strategic Air Command as B-52 navigator/electronic warfare officer. He attained the rank of Captain. Mr. Minehan received his Bachelor of Arts degree in Finance from Golden Gate University.

Dennis G. Schmal has served as a member of our Board of Directors and as a member of our audit committee since August 2003. From February 1972 to April 1999, Mr. Schmal has served as a partner in the audit practice at Arthur Andersen LLP. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds the CPA designation. Mr. Schmal currently also serves on the Board of Advisors for Sempire Systems, Inc. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration- Finance and Accounting Option. He Graduated Summa Cum Laude.

Donald H. Sledge has served as a member of our Board of Directors from September 1999 to present and Chairman of our Board of Directors from February 2000 to June 2001. He has served as a member of the compensation committee from April 2001 to present. He also served as Chief Executive Officer from February 2000 to October 2000. From September 1999 to February of 2000 he served as President, Chief Executive Officer and Chairman of our subsidiary Ratexchange I, Inc. From October 2000 to October 2003, Mr. Sledge was a general partner in Fremont Communications, a venture capital fund, based in San Francisco. From January 1996 to September 1999, Mr. Sledge was Vice Chairman and Chief Executive Officer of TeleHub Communications Corporation, a next generation ATM-based telecommunications company. From 1994 to 1995, Mr. Sledge served as President and Chief Operating Officer of WCT, a $160-million long distance telephone company that was one of Fortune Magazine’s 25 fastest growing public companies before it was acquired by Frontier Corporation. From 1993 to 1994, Mr. Sledge was head of operations for New T&T, a Hong Kong-based start-up. He was Chairman and Chief Executive Officer of New Zealand Telecom International from 1991 to 1993 and a member of the executive board of TCNZ, where he led privatization and public offerings and served as managing director of New Zealand’s largest operating telephone company, Telecom Auckland Ltd. Mr. Sledge also served four years as president and Chief Executive Officer of Pacific Telesis International. Mr. Sledge is also an owner and Board Member of DataProse, a company providing direct mail and billing statement solutions. Mr. Sledge holds a Masters of Business Administration and Bachelor of Arts degree in industrial management from Texas Technological University.

Ronald E. Spears has served as a member of our Board of Directors from March 2000 to present and has served as a member of the audit committee from April 2001 to August 2003. Throughout his 25-year career, he has managed telecommunications and professional service start-ups, as well as established long distance powerhouses. Since March 2002, Mr. Spears has led AT&T’s global accounts organization. From June 2000 to February 2002, Mr. Spears led the formulation and implementation of corporate-wide development related to strategic planning, marketing and communications, business alliances as Vaultus’, formerly MobileLogic, as President and Chief Executive Officer. Mr. Spears joined Vaultus after serving as the President and Chief Executive Officer of CMGI Solutions, an enterprise focused Internet solutions provider from April 1999 to May 2000. Before joining CMGI Solutions, Mr. Spears served as president and COO of e.spire Communications, one of the nation’s fastest growing integrated communications providers, from February 1998 to April 1999, where he managed day-to-day business operations and saw significant growth in revenue and market share. From June 1995 to January 1998 he was corporate vice president at Citizens Utilities, managing that company’s independent telephone company operations in 13 states. He also served as President of MCI WorldCom, Inc.’s Midwest Division from 1984 to 1990. A pioneer of the competitive long distance industry, Mr. Spears began his career in telecommunications as a manager of AT&T Longlines in 1978, following eight years as an officer in the U.S. Army. He is a graduate of the United Military Academy at West Point and also holds a Master’s Degree in Public Service from Western Kentucky University.

Steven W. Town has served as a member of our Board of Directors from October 2000 to present and has served as a member of the compensation committee since April 2001. Mr. Town has served as Co-Chief Executive Officer of the Amerex Natural Gas, Amerex Power and Amerex Bandwidth, Ltd. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. During Mr. Town’s tenure as Co-Chief Executive Officer, the Amerex companies have become the leading brokerage organizations in their respective industries. Amerex currently provides energy, power and bandwidth brokerage services to many of the energy companies. Mr. Town is a graduate of Oklahoma State University.

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to the Company’s definitive 2004 Proxy Statement.

Audit Committee Financial Expert

The board of directors has determined that Dennis G. Schmal and Raymond J. Minehan are “audit committee financial experts” and “independent” as defined under applicable SEC and American Stock Exchange rules. The board’s affirmative determination for Dennis G. Schmal was based, among other things, upon his 27 years at Arthur Andersen LLP, most of those years as a partner in the audit practice. The board’s affirmative determination for Raymond J. Minehan was based, among other things, upon his extensive experience as chief administrative officer of Sutro & Co. and, prior to that, as chief financial officer of Hambrecht & Quist, Inc. and, prior to that, as audit partner of Arthur Andersen LLP.

Financial Code of Ethics

The Company has adopted its “Finance Code of Professional Conduct”, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The finance code of ethics is publicly available on our website at www.merrimanco.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information is incorporated by reference to the Company’s definitive 2004 Proxy Statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated by reference to the Company’s definitive 2004 Proxy Statement.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated by reference to the Company’s definitive 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is incorporated by reference to the Company’s definitive 2004 Proxy Statement.

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

Current Report on Form 8-K dated April 9, 2003 reporting the cancellation of the Convertible Promissory Note held by Forsythe McArthur Associates, Inc. (“FMA”), dated September 1, 2001 with principal sum of $5,949,042.

Current Report on Form 8-K dated April 9, 2004 reporting the completion of the private placement financing Of Series B Convertible Preferred Stock with gross proceeds of $2.75 million.

Current Report on Form 8-K dated July 3, 2003 reporting the exchange of Convertible Promissory Notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock.

Current Report on Form 8-K dated July 22, 2003 reporting the change of our name from Ratexchange Corporation to MCF Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer

February 11, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. JONATHAN MERRIMAN D. Jonathan Merriman	Chairman of the Board and Chief Executive Officer	February 11, 2004

/s/ JOHN D. HIESTAND John D. Hiestand	Chief Financial Officer	February 11, 2004

/s/ PATRICK ARBOR Patrick Arbor	Director	February 11, 2004

/s/ RAYMOND J. MINEHAN Raymond J. Minehan	Director	February 11, 2004

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	February 11, 2004

/s/ DONALD H. SLEDGE Donald H. Sledge	Director	February 11, 2004

/s/ RONALD E. SPEARS Ronald E. Spears	Director	February 11, 2004

/s/ STEVEN W. TOWN Steven W. Town	Director	February 11, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

4.1	Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001).

4.2

Form of Class A Redeemable Warrant to Purchase Common Stock of MCF related to MCF Corporation private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to MCF’s Form 10-K for the year ended December 31, 2001).

10.13+	Employment Agreement between MCF and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.15+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to MCF’s Registration Statement on Form S-8 (Reg. No.333-43776)).

10.16+

Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between MCF and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to MCF’s Registration Statement on Forms S-8 (Reg. No. 333-43776)).

10.17+

Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+	2000 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.23	Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.29	Agreement between MCF and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to MCF’s Form 10-Q for the quarter ended June 30, 2001).

10.30+

Offer of Employment Agreement between MCF Corporation and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference.

10.31

Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to MCF’s Form 10-K for the year ended December 31, 2001).

10.32	Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to MCF’s Form 10-K for the year ended December 31, 2001).

10.33

Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to MCF’s Form 10-K for the year ended December 31, 2001).

10.34+	Employment Agreement between MCF and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to MCF’s Form 10-K for the year ended December 31, 2001).

10.35+	Employment Agreement between MCF Corporation and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to MCF’s Form 10-K for the year ended December 31, 2001).

Exhibit No.	Description
10.37

Stock Purchase Agreement by and among MCF and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to MCF’s Form 10-K for the year ended December 31, 2001).

10.38

Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to MCF’s Form 10-K for the year ended December 31, 2001).

10.39	Securities Exchange Agreement in connection with MCF Corporation dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to MCF’s Form 8-K filed on July 3, 2003).

10.40

April 3, 2003 Series B Convertible Preferred Transaction: Form of Subscription Agreement and Investment Letter, Class B Warrant to purchase common stock, Certificate of Designation of Series B Convertible Preferred Stock and Registration Rights Agreement.

10.41	April 24, 2003 Series C Convertible Preferred Transaction: Form of Subscription Agreement and Investment Letter, Class B Warrant to purchase common stock and Registration Rights Agreement.

10.42

April 3, 2003, 3% Convertible Subordinated Note Transaction with Highfields entities: Form of Securities Purchase Agreement, Registration Rights Agreement, Class C Warrant to purchase common stock and 3% Convertible Subordinated Note.

21.1	List of Subsidiaries of MCF.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Represents management contract or compensatory plan or arrangement.