Form 10-Q
period 2004-03-31
MCF CORP
filed 2004-05-06
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

The number of shares of Registrant’s common stock outstanding as of May 5, 2004 was 58,970,792.

Form 10-Q

For the Three Months Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Commissions	$5,906,064	$1,279,841
Principal transactions	624,478	215,340
Investment banking	4,687,694	371,875
Other	4,040	—

Total revenue	11,222,276	1,867,056

Operating expenses:
Compensation and benefits	7,601,180	1,387,936
Brokerage and clearing fees	717,549	302,520
Professional services	254,498	84,089
Occupancy and equipment	152,271	74,172
Communications and technology	265,280	184,821
Depreciation and amortization	23,940	15,230
Other	518,035	436,813

Total operating expenses	9,532,753	2,485,581

Operating income (loss)	1,689,523	(618,525)
Interest income	10,022	4,101
Interest expense	(58,676)	(212,071)

Income (loss) before income taxes	1,640,869	(826,495)
Income tax expense	(396,448)	—

Net income (loss)	$1,244,421	$(826,495)

Earnings (loss) per share:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)

Weighted average common shares outstanding:
Basic	54,758,184	23,521,580
Diluted	79,879,489	23,521,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$9,315,884	$6,142,958
Securities owned:
Marketable, at fair value	1,235,106	608,665
Not readily marketable, at estimated fair value	1,117,971	637,533
Restricted cash	500,000	500,000
Due from clearing broker	1,261,155	775,697
Accounts receivable, net	727,278	498,236
Equipment and fixtures, net	272,481	192,421
Debt issuance costs	—	23,340
Prepaid expenses and other assets	273,352	325,096

Total assets	$14,703,227	$9,703,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$305,819	$179,620
Commissions payable	2,374,104	1,006,192
Accrued liabilities	2,013,928	1,149,321
Due to clearing and other brokers	146,529	154,995
Securities sold, not yet purchased	56,395	225
Capital lease obligation	113,449	24,401
Convertible notes payable, net	396,628	520,612
Notes payable	1,386,180	1,407,370

Total liabilities	6,793,032	4,442,736

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 169,364 and 657,201 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $467,162	17	66
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2004 and December 31, 2003; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2004 and December 31, 2003; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 58,928,243 and 55,951,675 shares issued; and 58,848,243 and 55,871,675 shares outstanding as of March 31, 2004 and December 31, 2003, respectively	5,885	5,587
Treasury stock	(363,653)	(363,653)

Additional paid-in capital	97,564,520	95,870,008
Deferred compensation	(1,523,702)	(1,244,490)
Accumulated deficit	(87,772,872)	(89,006,308)

Total stockholders’ equity	7,910,195	5,261,210

Total liabilities and stockholders’ equity	$14,703,227	$9,703,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,244,421	$(826,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,940	15,230
Stock-based compensation	159,166	31,250
Stock warrants issued	9,849	—
Amortization of discounts on convertible notes payable	26,016	74,302
Amortization of debt issuance costs	23,340	17,019
Unrealized (gain) loss on securities	(141,519)	(28,299)

Common stock and stock warrants received for investment banking services	(456,683)	—

Other	4,371	—
Changes in operating assets and liabilities:
Marketable securities owned	(452,507)	239,745

Due from clearing broker	(485,458)	(59,495)
Accounts receivable	(229,042)	11,466

Prepaid expenses and other assets	51,744	10,211
Accounts payable	126,199	168,671
Commissions payable	1,367,912	70,497
Accrued liabilities	864,607	121,900
Due to clearing and other brokers	(8,466)	(13,448)

Net cash provided by (used in) operating activities	2,127,890	(167,446)
Cash flows from investing activities:
Purchase of equipment and fixtures	(17,481)	(26,595)

Net cash used in investing activities	(17,481)	(26,595)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	629,760	—
Proceeds from the issuance of common stock	455,789	—
Debt service payments	(23,032)	—

Net cash provided by financing activities	1,062,517	—

Increase (decrease) in cash and cash equivalents	3,172,926	(194,041)
Cash and cash equivalents at beginning of period	6,142,958	1,402,627

Cash and cash equivalents at end of period	$9,315,884	$1,208,586

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$22,570	$105,000
Income taxes	$120,800	$—
Non-cash investing and financing activities:
Preferred stock dividends	$10,985	$41,708
Issuance of restricted stock	$294,294	$—
Issuance of stock options accounted for at intrinsic value	$123,250	$—
Conversion of notes payable to common stock	$150,000	$—
Acquisition of equipment and fixtures on capital lease	$90,890	$—
Common stock issued to settle accrued liabilities	$—	$4,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for MCF Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three months ended March 31, 2004 and 2003 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months ended March 31, 2004 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$1,244,421	$(826,495)
Add: Stock-based employee compensation expense included in the reported net income (loss)	36,849	31,250
Less: Stock-based employee compensation expense determined under fair value method for all awards	(403,127)	(662,176)

Pro forma net income (loss)	$878,143	$(1,457,421)

Net income (loss) per share, as reported:
Basic	$0.02	$(0.04)
Diluted	$0.02	$(0.04)
Net income (loss) per share, pro forma:
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.06)

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

Newly Issued Accounting Standards

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

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$1,244,421	$(826,495)
Preferred stock dividends	(10,985)	(41,696)

Net income (loss) available to common stockholders – basic	1,233,436	(868,191)
Interest and dividends on dilutive securities	10,211	—

Net income (loss) available to common stockholders – diluted	$1,243,647	$(868,191)

Weighted-average number of common shares – basic	54,758,184	23,521,580
Exercise or conversion of all potentially dilutive common shares outstanding	25,121,305	—

Weighted-average number of common shares – diluted	79,879,489	23,521,580

Basic net income (loss) per share	$0.02	$(0.04)
Diluted net income (loss) per share	$0.02	$(0.04)

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the three months ended March 31, 2004 by dividing net income, less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the three months ended March 31, 2003, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $1.74 per share for the three months ended March 31, 2004. Because the Company reported a net loss during the three months ended March 31, 2003, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2004	2003
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	6,516,220	—
Weighted average stock options and warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	17,991,972
Weighted average shares issuable upon conversion of the convertible notes payable	96,525	9,459,459
Weighted average shares issuable upon conversion of the convertible preferred stock	141,565	627,853

Total common stock equivalents excluded from diluted net income (loss) per share	6,754,310	28,079,284

3. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $3,811,000, which exceeded the amount required by $3,427,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

4. Income Taxes

The effective tax rate for the three months ended March 31, 2004 was approximately 24%. The effective tax rate for 2004 reflects the utilization of some of the Company’s net operating loss carryforwards. The Company did not record a provision for income taxed during the three month ended March 31, 2003 because it reported a net loss for the period.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 12 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a financial services holding company that provides research, capital markets services, asset management, corporate and venture services, and investment banking through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on emerging growth companies and growth-oriented institutional investors. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation. MCF Asset Management, LLC, a registered investment advisor, will engage in fixed income asset management for corporate clients and will manage alternative investment vehicles through a fund of funds.

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

Executive Overview

Our diluted earnings per share were $0.02 for the three months ended March 31, 2004, compared to a net loss of $0.04 per share during the first quarter of 2003. Our profit margin was 11% and our return on average stockholders’ equity was 19%. The increase in our first quarter results, compared with the same period last year, reflects strong growth in each of our lines of business, including investment banking and institutional brokerage. In investment banking, revenue was up significantly reflecting the continued strong demand for private placements in public entities and an increase in industry-wide equity underwriting activity during the quarter. In institutional brokerage, we continued to see increased trading and investing opportunities for our clients.

Though our operating results were strong in the first quarter, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally.

Business Environment

The overall business environment during the quarter ended March 31, 2004 could be characterized as exhibiting an above expectations level of economic activity that finally began producing the job growth that central bankers have long been anticipating. Improvement in consumer confidence has lagged expectations despite the overall economic improvement. The Federal Reserve Open

Market Committee (FOMC) maintained a very accommodative monetary policy by keeping the Fed Funds rate at a historically low 1% level. The low short and long-term rates have acted to support the interest sensitive industries such as housing and autos. The low rates prevalent during the month of March opened the window for homeowners seeking to refinance their home mortgage. The monthly savings recognized helped consumers to offset the spike in energy prices that took place during the quarter. Economically sensitive commodity prices, as measured by the CRB index, moved to multi-year highs, reducing the risk of disinflationary pressures damaging the economic recovery. Thus far the FOMC has been very patient with their interest rate policy, preferring to be sure the economic recovery is firmly in place before boosting rates. The Democratic Party selected its presumptive presidential nominee in a wild, albeit abbreviated primary season. This sets the stage for one of the longest election seasons in our country’s history. With the nation’s electorate still largely divided and so much at stake from a fiscal and foreign policy perspective, this election cycle may have a dramatic impact on the economic outlook. The equity markets have had a difficult time establishing a defined trend thus far in 2004. Most markets managed modest gains for the quarter with smaller capitalization shares continuing the trend of relative outperformance. This helped our securities broker dealer in the quarter as that sector is the focus of our activities.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2004 and 2003 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Financial Condition

March 31, 2004 Compared to December 31, 2003

Cash and Cash Equivalents

Cash and cash equivalents increased by $3,173,000, or 52%, from $6,143,000 as of December 31, 2003 to $9,316,000 as of March 31, 2004. Cash and cash equivalents were higher primarily as a result of net cash provided by our operating activities and proceeds from the exercise of stock options and warrants.

Securities Owned

Securities owned increased by $1,107,000, or 89%, from $1,246,000 as of December 31, 2003 to $2,353,000 as of March 31, 2004. This increase consisted of $626,000 related to marketable securities and $481,000 related to securities owned, not readily marketable. We increased the level of marketable equity securities owned as of March 31, 2004 in connection with our proprietary trading activity. The higher balance of securities owned that were not readily marketable resulted primarily from a change in management’s estimate for the carrying value of non-marketable securities, including stock warrants.

Due from Clearing Broker

Due from clearing broker increased by $485,000, or 63%, from $776,000 as of December 31, 2003 to $1,261,000 as of March 31, 2004. The increase was attributed to the growth in our brokerage revenue during the first quarter 2004. Amounts receivable from our clearing broker are typically collected monthly, one month in arrears.

Accounts Receivable

Accounts receivable increased by $229,000, or 46%, from $498,000 as of December 31, 2003 to $727,000 as of March 31, 2004. The higher balance was primarily the result of our participation in two equity underwritings during the first quarter of 2004. Receivables from underwritten transactions are typically collected 90 days following the closing date.

Commissions Payable

Commission payable increased by $1,368,000, or 136%, from $1,006,000 as of December 31, 2003 to $2,374,000 as of March 31, 2004. The increase was attributed to the growth in our revenue across each of our lines of business. Commissions are typically paid monthly, one month in arrears.

Accrued Liabilities

Accrued liabilities increased by $865,000, or 75%, from $1,149,000 as of December 31, 2003 to $2,014,000 as of March 31, 2004. The increase was the result of higher accruals for discretionary bonuses and vacation time.

Convertible Notes Payable

Convertible Notes Payable decreased by $124,000, or 24%, from $521,000 as of December 31, 2003 to $397,000 as of March 31, 2004. During the first quarter of 2004, investors converted notes payable with a principal sum of $150,000 into common stock. The notes payable that were converted into equity were carried on the balance sheet net of discounts amounting to $20,000.

Additional Paid-In Capital

Additional paid-in capital increased by $1,695,000, or 2%, from $95,870,000 as of December 31, 2003 to $97,565,000 as of March 31, 2004. The increase resulted primarily from the following transactions: (i) $755,000 from the exercise of stock warrants to purchase 1,368,000 shares of common stock, (ii) $264,000 from the exercise of stock options to purchase 264,000 shares of common stock, (iii) $294,000 from the issuance of 212,500 shares of restricted common stock to employees and directors, (iv) $150,000 from the conversion of notes payable into 405,000 shares of common stock, (v) $144,000 for the issuance of stock options accounted for at intrinsic value and (vi) $66,000 for the issuance of 203,000 shares of common stock to employees in connection with their participation in the employee stock purchase plan.

Results of Operations

Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003

Revenue

Revenue was $11,222,000 and $1,867,000 during the three months ended March 31, 2004 and 2003, respectively. The increase in revenue of approximately $9,355,000, or 501%, from 2003 to 2004 was attributed to the growth of our securities broker-dealer and investment banking activities.

Agency commissions amounted to $5,906,000, or 53%, of our revenue during the three months ended March 31, 2004. This represented a 361% increase over the $1,280,000 recognized during the three months ended March 31, 2003. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2004 as compared to the similar period in 2003. During the three months ended March 31, 2004, no single brokerage customer accounted for more than 10% of our revenue, while one brokerage customer accounted for 12% of our revenue during the three months ended March 31, 2003.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $624,000, or 5%, of our revenue during the three months ended March 31, 2004. This represented a 190% increase compared to the $215,000 recognized during the three months ended March 31, 2003. The 2004 amount includes $264,000 from our participation in the selling group of a registered offering, $336,000 from a change in management’s estimate for the carrying value of non-marketable securities, including stock warrants, and $175,000 from net gains resulting from proprietary trading, partially offset by the decline in value of certain securities owned.

Investment banking revenue amounted to $4,688,000, or 42%, of our revenue during the three months ended March 31, 2004. This represented a significant increase compared to the $372,000 recognized during the three months ended March 31, 2003. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of five private placement offerings and one co-managed underwriting transaction, as well as the recording of the receipt of non-marketable securities including stock warrants during the three months ended March 31, 2004. During the three months ended March 31, 2004, one investment banking customer accounted for 11% of our revenue, while no single investment banking customer accounted for more than 10% of our revenue during the three months ended March 31, 2003.

During the three months ended March 31, 2004, one sales professional accounted for 16% of our revenue. Two sales professional accounted for more than 10% of our revenue and combined accounted for 44% during the three months ended March 31, 2003.

Compensation and Benefits

Compensation and benefits expense was $7,601,000 and $1,388,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $6,213,000, or 448%, from 2003 to 2004 was due primarily to higher commissions and variable compensation related to the growth in revenue. Additionally, our headcount increased from 46 at March 31, 2003 to 93 at March 31, 2004.

Brokerage and Clearing Fees

Brokerage and clearing fees were $718,000 and $303,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $415,000, or 137%, from 2003 to 2004 was due to greater volume of brokerage transactions during the first quarter of 2004 as compared to the similar period in 2003. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer that has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $254,000 and $84,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $170,000, or 203%, from 2003 to 2004 was primarily attributed to higher accounting and compliance costs. We intend to be in compliance with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2004. This effort is being supported by external consultants.

Occupancy and Equipment

Occupancy and equipment expense was $152,000 and $74,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $78,000, or 105%, from 2003 to 2004 resulted mostly from equipment purchases and the increase in office space rental due to the continued hiring of institutional brokerage and investment banking professionals and the establishment of new branch offices.

Communications and Technology

Communications and technology expense was $265,000 and $185,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $80,000, or 44%, from 2003 to 2004 was due to higher telephone and data service fees incurred in our brokerage operations during 2004. The higher telephone and data service charges are the result of increased headcount and the opening of offices in California, New York and Massachusetts.

Depreciation and Amortization

Depreciation and amortization expense was $24,000 and $15,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $9,000, or 57%, from 2003 to 2004 was due primarily to our growth in personnel. We purchased $221,000 of equipment and fixtures and did not dispose of any equipment or fixtures during 2003. For the first three months of 2004, we purchased $104,000 of equipment and fixtures and did not dispose of any equipment and fixtures.

Other Operating Expense

Other operating expense was $518,000 and $437,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $81,000, or 19%, from 2003 to 2004 was attributed mostly to higher travel costs incurred in 2004.

Interest Income

Interest income was $10,000 and $4,000 during the three months ended March 31, 2004 and 2003, respectively. The increase of approximately $6,000, or 144%, from 2003 to 2004 was due to a higher average balance of interest earning assets, which increased during the three months ended March 31, 2004 as compared to the similar period in 2003.

Interest Expense

Interest expense was $59,000 and $212,000 during the three months ended March 31, 2004 and 2003, respectively. The 2004 amount included $10,000 for interest expense and $49,000 for amortization of discounts and debt issuance costs, while the 2003 amount included $121,000 for interest expense and $91,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the retirement of long-term debt during 2003.

Income Taxes

The effective tax rate for the three months ended March 31, 2004 was approximately 24%. The effective tax rate for 2004 reflects the utilization of some of our net operating loss carryforwards. We did not record a provision for income taxed during the three month ended March 31, 2003 because we reported a net loss for the period.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During the three months ended March 31, 2004, we increased our liquidity through positive cash flow provided by our operations and through proceeds from the exercise of stock options and stock warrants and from the issuance of common stock. As of March 31, 2004, our working capital was $8,416,000 and we had long-term notes payable of $1,783,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of March 31, 2004, liquid assets consisted primarily of cash and cash equivalents of $9,316,000 and marketable securities of $1,235,000, for a total of $10,551,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $3,811,000, which exceeded the amount required by $3,427,000.

Cash and cash equivalents increased by $3,173,000 during the three months ended March 31, 2004. During the first quarter of 2004, cash provided by operating activities was $2,128,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. Non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash provided by financing activities was $1,063,000 during the first three months of 2004 due primarily to the exercise of stock options and stock warrants. Cash used in investing activities during the first quarter of 2004 was $17,000, reflecting the purchase of equipment and fixtures.

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

We began actively engaging in providing securities brokerage and investment banking services in January 2002. This was an entirely new business for us, and was a complete break with our previous business, the bandwidth brokerage business. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

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

We have mostly incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. Although we had a net profit of $2,971,000 for the year ended December 31, 2003, we incurred net losses of $3,405,000 and $30,072,000 for the years ended December 31, 2002 and 2001, respectively, and negative cash flow from operations of $3,434,000 and $13,360,000 in 2002 and 2001, respectively. At March 31, 2004, our accumulated deficit since inception was $87,773,000. We may not sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. If we are unable to sustain a positive cash flow and profitability, we may be unable to continue our operations.

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

We record revenue from a capital markets advisory transaction only when we have rendered the services, the client is contractually obligated to pay and collection is probable; generally, most of the fee is earned only upon the closing of a transaction. Accordingly, the timing of our recognition of revenue from a significant transaction can materially affect our quarterly operating results.

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

We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer, for our future success. We currently have an employment agreement with Mr. Merriman, which ends on January 1, 2007, but can be terminated by either party on 60 days’ notice. The agreement contains provisions that obligate us to make certain payments to Mr. Merriman and substantially reduce vesting periods of options granted to him if we should terminate him without cause or certain events resulting in a change of control of our Board were to occur.

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

During the three months ended March 31, 2004, one sales professional accounted for 16% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

Our compensation structure may negatively impact our financial condition if we are not able to effectively manage our expenses and cash flows.

We are able to recruit and retain investment banking, research and sales and trading professionals, in part because our business model provides that we pay our revenue producing employees a percentage of their earned revenue. Compensation and benefits is our largest expenditure and this variable compensation component represents a significant proportion of this expense. Compensation for our employees is derived as a percentage of our revenue regardless of the profitability of the Company. Therefore, we may continue to pay individual revenue producers a significant amount of cash compensation as the overall business experiences negative cash flows and/or net losses. We may not be able to recruit or retain revenue producing employees if we modify or eliminate the variable compensation component from our business model.

We may be dependent on a limited number of customers for a significant portion of our revenue.

During the three months ended March 31, 2004, one investment banking customer accounted for 11% of our revenue. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	our announcements of significant contracts, milestones, acquisitions;

•	our relationships with other companies;

•	our ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future.

We could be sued in a securities class action lawsuit.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. Such litigation is expensive and diverts management’s attention and resources. We can not assure you that we will not be subject to such litigation. If we are subject to such litigation, even if we ultimately prevail, our business and financial condition may be adversely affected.

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

Although our common stock is listed for trading on the American Stock Exchange, it could be delisted because we may be unable to satisfy certain American Stock Exchange listing guidelines including market value, market price, financial condition and results of operations criteria. In particular, beginning December 31, 2003, we are required to maintain net assets of at least $2,000,000 in order to comply with listing requirements. If we incur a loss from continuing operations and/or net loss for fiscal 2004, we will be required to maintain net assets of at least $4,000,000. As of March 31, 2004, we had net assets of approximately $7,910,000. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis and accordingly, we cannot assure you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. A delisting could also negatively affect our ability to raise additional capital in the future.

Our stock could become subject to the “penny stock” rules, which could impair the liquidity of your investment in our stock.

Depending on several factors including, among others, the future market price of our common stock, our stock could become subject to the so-called “penny stock” rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. These factors could affect the ability or willingness of broker-dealers to sell our common stock and the ability of purchasers of our common stock to sell their shares in the secondary market.

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

We currently have outstanding 169,364 shares of Series A Convertible Preferred Stock. The holders of the Series A Convertible Preferred Stock have a liquidation preference equal to $2.75 per share, plus dividends at the rate of 6% per annum payable in additional shares of Series A Convertible Preferred Stock.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 37,293,000 shares of preferred stock, without approval from our stockholders. If you hold our common stock, this means that our Board of Directors has the right, without your approval as a common stockholder, to fix the relative rights and preferences of the preferred stock. This would affect your rights as a common stockholder regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our Company that may be opposed by our management even if the transaction might be favorable to you as a common stockholder.

Our officers and directors exercise significant control over our affairs, which could result in their taking actions of which other stockholders do not approve.

Our executive officers and directors, and entities affiliated with them, currently control approximately xx% of our outstanding common stock prior to any conversion of any outstanding notes and/or exercise of options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $14.40 per share, represent approximately 25% of our total outstanding stock on a fully diluted basis using the treasury stock method. The exercise of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Glen, Lukrich, Reichard v. MCF Corporation, Merriman Curhan Ford & Co. Superior Court of California, City and County of San Francisco, Case No. CGC-04430343.

A former member of the board of directors from April 1999 to February 2000, a former independent contractor who performed the corporate controller function from December 1998 to May 2000 and a former chief executive and member of the board of directors from May 1999 to October 2000 are named plaintiffs in a complaint filed on April 8, 2004 seeking damages for breach of contract.

The plaintiffs allege that stock option agreements given to them in May of 1999 are still valid and exercisable. The Company has rejected the plaintiffs’ requests to exercise their stock option grants on the basis that they expired several years ago after the plaintiffs completed their services to the Company. The Company alleges further that the plaintiffs were given notice of the expiration of their stock option grants and that the alleged terms extending the exercisability of those grants was not authorized by the board of directors and is wholly inconsistent with the 1999 Stock Option and Incentive Plan. The Company has not yet responded to the complaint, having been served recently.

Unasserted	Claim

On March 1, 2004 our broker-dealer subsidiary received a letter from attorneys representing the interests of The Seidler Companies Incorporated, or Seidler. The letter claimed that one of Seidler’s former employees, who has since joined our company, breached a term in an employment contract he entered into with Seidler. Seidler sought monetary damages related to a financial services fee earned by Merriman Curhan Ford & Co. The Company rejected Seidler’s claim. There has been no other action regarding this matter.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

May 6, 2004	By:	/s/ D. JONATHAN MERRIMAN

D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 6, 2004	By:	/s/ JOHN D. HIESTAND

John D. Hiestand Chief Financial Officer (Principal Financial Officer)