Form 10-Q
period 2004-06-30
MCF CORP
filed 2004-08-04
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

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

The number of shares of Registrant’s common stock outstanding as of August 3, 2004 was 57,275,247.

Form 10-Q

For the Six Months Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003		June 30, 2004	June 30, 2003
Revenue:
Commissions	$5,059,181		$1,722,758	$10,965,245	$3,002,599
Principal transactions	484,042		516,183	1,108,520	731,523
Investment banking	3,449,563		340,865	8,137,257	712,740
Other	17,932		—	21,972	—

Total revenue	9,010,718		2,579,806	20,232,994	4,446,862

Operating expenses:
Compensation and benefits	6,182,080		1,778,884	13,783,260	3,166,820
Brokerage and clearing fees	582,106		263,533	1,299,655	566,053
Professional services	378,549		144,886	633,047	228,975
Occupancy and equipment	224,601		85,809	376,872	159,981
Communications and technology	336,479		200,121	601,759	384,942
Depreciation and amortization	33,921		17,049	57,861	32,279
Other	720,594		343,248	1,238,629	780,061

Total operating expenses	8,458,330		2,833,530	17,991,083	5,319,111

Operating income (loss)	552,388		(253,724)	2,241,911	(872,249)
Interest income	25,695		7,633	35,717	11,734
Interest expense	(18,521)		(1,083,990)	(77,197)	(1,296,061)
Gain on retirement of convertible note payable	—		3,088,230	—	3,088,230

Income before income taxes	559,562		1,758,149	2,200,431	931,654
Income tax expense	(66,897)		—	(463,345)	—

Net income	$492,665		$1,758,149	$1,737,086	$931,654

Earnings per share:
Basic	$0.01		$0.05	$0.03	$0.01
Diluted	$0.01		$0.04	$0.02	$0.01
		$
Weighted average common shares outstanding:
Basic	56,787,188		26,120,020	55,666,436	24,827,978
Diluted	79,940,980		32,846,345	78,682,847	27,286,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$8,452,226	$6,142,958
Securities owned:
Marketable, at fair value	1,246,476	608,665
Not readily marketable, at estimated fair value	870,898	637,533
Restricted cash	500,000	500,000
Due from clearing broker	1,437,115	775,697
Accounts receivable, net	2,409,674	498,236
Equipment and fixtures, net	361,934	192,421
Debt issuance costs	—	23,340
Prepaid expenses and other assets	519,202	325,096

Total assets	$15,797,525	$9,703,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$443,164	$179,620
Commissions payable	2,079,474	1,006,192
Accrued liabilities	2,410,464	1,149,321
Due to clearing and other brokers	107,999	154,995
Securities sold, not yet purchased	545	225
Capital lease obligation	152,799	24,401
Convertible notes payable, net	403,089	520,612
Notes payable	1,364,777	1,407,370

Total liabilities	6,962,311	4,442,736

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 53,722 and 657,201 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $151,360	5	66
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2004 and December 31, 2003; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2004 and December 31, 2003; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 59,829,538 and 55,951,675 shares issued; and 59,749,538 and 55,871,675 shares outstanding as of June 30, 2004 and December 31, 2003, respectively	5,975	5,587
Treasury stock	(363,653)	(363,653)

Additional paid-in capital	98,791,329	95,870,008
Deferred compensation	(2,316,024)	(1,244,490)
Accumulated deficit	(87,282,418)	(89,006,308)

Total stockholders’ equity	8,835,214	5,261,210

Total liabilities and stockholders’ equity	$15,797,525	$9,703,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,737,086	$931,654
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on retirement of convertible note payable	—	(3,088,230)
Depreciation and amortization	57,861	32,279
Stock-based compensation	485,723	—
Stock options and warrants issued	9,849	76,381
Amortization of discounts on convertible notes payable	32,478	523,959
Amortization of debt issuance costs	23,340	538,277
Gain on securities owned	(215,420)	—
Common stock and stock warrants received for advisory services	(461,933)	(1,250)
Other	9,611	—
Changes in operating assets and liabilities:
Marketable securities owned	(193,503)	(298,082)
Due from clearing broker	(661,418)	(48,145)
Accounts receivable	(1,911,438)	(26,888)
Prepaid expenses and other assets	(194,106)	(240,535)
Accounts payable	263,544	208,830
Commissions payable	1,073,282	237,959
Accrued liabilities	1,261,143	321,974
Due to clearing and other brokers	(46,996)	(41,205)
Deferred revenue	—	25,000

Net cash provided by (used in) operating activities	1,269,103	(848,022)
Cash flows from investing activities:
Purchase of equipment and fixtures	(98,095)	(129,293)

Net cash used in investing activities	(98,095)	(129,293)
Cash flows from financing activities:
Proceeds from the issuance of common stock	390,000	—
Proceeds from the issuance of Series B preferred stock	—	1,750,000
Proceeds from the issuance of Series C preferred stock	—	250,000
Proceeds from the issuance of convertible notes payable	—	1,000,000
Proceeds from the exercise of stock options and warrants	735,558	71,420
Cash used to retire convertible notes payable	—	(500,000)
Proceeds from the issuance of common stock for ESPP	65,788	—
Debt service payments	(53,086)	(6,973)
Debt issuance costs	—	—

Net cash provided by financing activities	1,138,260	2,564,447

Increase in cash and cash equivalents	2,309,268	1,587,132
Cash and cash equivalents at beginning of period	6,142,958	1,402,627

Cash and cash equivalents at end of period	$8,452,226	$2,989,759

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(unaudited)

	Six Months Ended June 30,
	2004	2003
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$42,076	$211,590
Income taxes	$191,928	$—
Non-cash investing and financing activities:
Conversion of notes payable to Series C preferred stock	$—	$2,700,000
Conversion of notes payable to common stock	$150,000	$350,000
Common stock issued to retire note payable	$—	$400,000
Issuance of restricted stock	$1,413,173	$—
Issuance of stock options accounted for intrinsic value	$123,250	$—
Stock warrants issued to note payable investor	$—	$129,215
Stock warrants issued to preferred stock investors	$—	$231,801
Maturity of note payable	$—	$400,000
Issuance of note payable	$—	$456,000
Purchase of equipment and fixtures with capital lease	$138,890	$4,551
Preferred stock dividends	$13,196	$84,611

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

Commission and Principal Transaction Revenue

Commission revenue includes revenue resulting from executing stock exchange-listed securities, over-the counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Revenue generated from trading activities and related expenses are recorded on a trade date basis.

Investment Banking Revenue

Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees for services rendered are recognized as revenue over the service period.

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three months and six months ended June 30, 2004 and 2003 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months and six months ended June 30, 2004 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$492,665	$1,758,149	$1,737,086	$931,654
Add: Stock-based employee compensation expense included in the reported net income	17,823	31,250	54,672	62,500
Less: Stock-based employee compensation expense determined under fair value method for all awards	(344,001)	(633,925)	(747,128)	(1,366,193)

Pro forma net income (loss)	$166,487	$1,155,474	$1,044,630	$(372,039)

Net income per share, as reported:
Basic	$0.01	$0.05	$0.03	$0.01

Diluted	$0.01	$0.04	$0.02	$0.01

Net income (loss) per share, pro forma:
Basic	$0.00	$0.02	$0.02	$(0.04)

Diluted	$0.00	$0.02	$0.01	$(0.04)

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

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Net Income per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$492,665	$1,758,149	$1,737,086	$931,654
Deemed dividend for issuance of preferred stock	—	(537,602)	—	(537,602)
Preferred stock dividends	(2,211)	(42,903)	(13,196)	(84,611)

Net income available to common stockholders – basic	490,454	1,177,644	1,723,890	309,441
Interest and dividends on dilutive common shares	10,211	76,961	29,932	13,961

Net income available to common stockholders - diluted	$500,665	$1,254,605	$1,753,822	$323,402

Weighted-average number of common shares – basic	56,787,188	26,120,020	55,666,436	24,827,978
Exercise or conversion of all potentially dilutive common shares outstanding	23,153,792	6,726,325	23,016,411	2,458,564

Weighted-average number of common shares – diluted	79,940,980	32,846,345	78,682,847	27,286,542

Basic net income per common share	$0.01	$0.05	$0.03	$0.01

Diluted net income per common share	$0.01	$0.04	$0.02	$0.01

Basic earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income available to common stockholders, plus interest and dividends on dilutive common shares, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options and warrants were calculated using an average price of the Company’s common stock of $2.37 and $2.05 per share for the three months and six months ended June 30, 2004, respectively. The dilutive impact of the company’s stock options and warrants were calculated using an average price of the company’s common stock of $0.37 and $0.31 per share for the three months and six months ended June 30, 2003

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	5,972,735	12,676,694	5,933,528	15,421,177
Weighted average shares issuable upon conversion of the convertible notes payable	—	7,681,912	48,264	9,177,243
Weighted average shares issuable upon conversion of the convertible preferred stock	53,722	9,293,956	18,587	5,292,650

Total common stock equivalents excluded from diluted net income per share	6,026,457	29,652,562	6,000,379	29,891,070

3. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $3,266,000, which exceeded the amount required by $2,850,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

4. Income Taxes

The effective tax rate for the six months ended June 30, 2004 was approximately 19%. The effective tax rate for 2004 reflects the utilization of some of the Company’s net operating loss carryforwards. The Company did not record a provision for income taxes during 2003 as the company had sufficient net operating loss carryforwards to offset the taxable income.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 18 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a financial services holding company that provides research, capital markets services, asset management, corporate and venture services, and investment banking through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. Merriman Curhan Ford & Co., or MCF & Co., is a securities broker-dealer and investment bank focused on fast growing companies and growth-oriented institutional investors. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation. MCF Asset Management, LLC manages alternative investment vehicles through a fund of funds and will engage in fixed income asset management for corporate clients.

Our aim is to fill the void in San Francisco-based investment banking services for fast growing companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served emerging growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling the gap created by the refocusing of such firms by originating differentiated research for our institutional investor clients and providing specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, consumer, healthcare and life technology. Within these sectors, the specific industries covered include data storage, industrial technologies, enterprise software, internet applications and services, data communications, wireless technologies, media, entertainment, gaming, semi-conductor capital equipment, retail, restaurants, biotechnology and health-enabling technologies. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth companies.

Executive Overview

Our diluted earnings per share were $0.01 for the three months ended June 30, 2004, compared to net income of $0.04 per diluted share during the second quarter of 2003. The 2003 results included a $3,088,000 gain on retirement of convertible notes payable and $970,000 of non-cash interest expense related to the amortization of long-term debt discounts and debt issuance costs that accounted for $0.06 per diluted share. Revenue amounted to $9,011,000 during the second quarter of 2004, up significantly from the $2,580,000 recognized during the three months ended June 30, 2003. The increase in our second quarter results, compared with the similar period last year, reflects strong growth in each of our lines of business, including investment banking and institutional brokerage. Second quarter 2004 revenue was the second largest for MCF Corporation and follows first quarter revenue of $11,222,000 which was our largest revenue quarter.

Though our operating results were strong in the second quarter, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally.

Business Environment

The overall business environment during the quarter ended June 30, 2004 started strong but failed to live up to expectations of many economists. The early part of the quarter exhibited follow through on the robust economic growth seen in the first quarter but faltered by quarter end. The much weaker than expected employment report for June called into question the recovery in labor markets and wages. Oil prices have stayed stronger longer than anticipated and weigh heavily on fragile consumer sentiment. The financial markets lackluster performance was driven by investors dislike for uncertainty. The early handover of sovereignty to an interim Iraqi government did little to restore the semblance of any order to a mid-east geopolitical situation that can be characterized as fluid. The financial markets drifted in a tight trading range amid very low volatility. Industry trading volumes against this backdrop were down substantially from previous quarters. The Federal Reserve Open Market Committee moved to raise the Fed Funds target rate on the last day of the quarter. This marks the end of a long period of rate cuts and signals the beginning of the return of short-term rates to a more neutral configuration from the current economically stimulative levels. The Federal Reserve has committed to a measured approach with regard to the pace of future rate hikes. Market based interest rates had long before discounted the possibility of a series of rate hike by the Federal Reserve and were not surprised by the move. With the country still largely divided on the November election, investors and company management are forced to take a wait and see approach to planning for 2005. Political and economic uncertainty coupled with low market volatility presents a difficult operating environment for our broker dealer arm which benefits from more active and volatile equity market conditions.

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

Fluctuations in revenue also occur due to the overall level of market activity, which, among other things, affects the flow of investment dollars and the size, number and timing of investment banking transactions. In addition, a downturn in the level of market activity can lead to a decrease in brokerage commissions. Therefore, revenue in any particular period may vary significantly from year to year. Finally, the financial services industry continues to be affected by an extremely competitive environment.

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

Revenue Recognition

We recognize commission and principal transaction revenue once the trade is consummated and the earnings process is complete. Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance of services rendered are recognized as revenue over the service period. Transaction-related expenses to date have been expensed as incurred.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2004 and December 31, 2003 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Financial Condition

June 30, 2004 Compared to December 31, 2003

Cash and Cash Equivalents

Cash and cash equivalents increased by $2,309,000, or 38%, from $6,143,000 as of December 31, 2003 to $8,452,000 as of June 30, 2004. Cash and cash equivalents were higher primarily as a result of net cash provided by our operating activities and to a lesser extent proceeds from the exercise of stock options and warrants.

Marketable Securities Owned

Marketable securities owned increased by $637,000, or 105%, from $609,000 as of December 31, 2003 to $1,246,000 as of June 30, 2004. We increased the level of marketable equity securities owned in connection with our proprietary trading activity.

Due from Clearing Broker

Due from clearing broker increased by $661,000, or 85%, from $776,000 as of December 31, 2003 to $1,437,000 as of June 30, 2004. The increase was attributed to the continued growth in our brokerage revenue during 2004. Amounts receivable from our clearing broker are typically collected monthly, one month in arrears.

Accounts Receivable

Accounts receivable increased by $1,912,000, or 384%, from $498,000 as of December 31, 2003 to $2,410,000 as of June 30, 2004. The higher balance was the result of our participation in two investment banking transactions and three equity underwritings during the second quarter of 2004. Payment for the investment banking transactions was received in July, while receivables from underwritten transactions are typically collected within 90 days following the closing date.

Commissions Payable

Commission payable increased by $1,073,000, or 107%, from $1,006,000 as of December 31, 2003 to $2,079,000 as of June 30, 2004. The increase was attributed to the growth in our revenue across each of our lines of business. Commissions are typically paid monthly, one month in arrears.

Accrued Liabilities

Accrued liabilities increased by $1,261,000, or 110%, from $1,149,000 as of December 31, 2003 to $2,410,000 as of June 30, 2004. The increase was the result of higher accruals for discretionary bonuses, professional fees and insurance expense.

Convertible Notes Payable

Convertible Notes Payable decreased by $118,000, or 23%, from $521,000 as of December 31, 2003 to $403,000 as of June 30, 2004. During the first six months of 2004, investors converted notes payable with a principal sum of $150,000 into common stock. The notes payable that were converted into equity were carried on the balance sheet net of discounts amounting to $20,000. Additionally, amortization of discounts related to the remaining convertible notes amounted to $12,000 during this period.

Additional Paid-In Capital

Additional paid-in capital increased by $2,921,000, or 3%, from $95,870,000 as of December 31, 2003 to $98,791,000 as of June 30, 2004. The increase was attributed to (i) the issuance of restricted stock of $1,413,000, (ii) proceeds from the exercise of stock options and warrants of $735,000, (iii) the issuance of common stock of $456,000, (iv) conversion of notes payable to common stock of $150,000, (v) issuance of stock options with intrinsic value of $144,000 (vi) series A preferred stock dividends of $13,000 and (vii) issuance of stock warrants of $10,000.

Off- Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three months ended June 30, 2004 other than securities sold, not yet purchased. From time to time, the Company has sold securities it does not currently own in anticipation of a decline in the fair value of that security. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. These transactions result in off-balance sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the amount recognized in the consolidated statements of financial condition.

Results of Operations

Three Months ended June 30, 2004 Compared to Three Months ended June 30, 2003

Revenue

Revenue was $9,011,000 and $2,580,000 during the three months ended June 30, 2004 and 2003, respectively. The increase in revenue of approximately $6,431,000, or 249%, from 2003 to 2004 was attributed to the growth of our securities broker-dealer and investment banking activities.

Agency commissions amounted to $5,059,000 or 56%, of our revenue during the three months ended June 30, 2004. This represented a 194% increase over the $1,723,000 recognized during the three months ended June 30, 2003. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts, 1,945 during 2004 as compared to 709 during the similar period in 2003. During the three months ended June 30, 2004 and 2003, no single brokerage customer accounted for more than 10% of our revenue.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $484,000 or 5%, of our revenue during the three months ended June 30, 2004. This represented a 6% decrease compared to the $516,000 recognized during the three months ended June 30, 2003.

Investment banking revenue amounted to $3,450,000, or 38%, of our revenue during the three months ended June 30, 2004. This represented an increase of $3,109,000, or 912% as compared to the $341,000 recognized during the three months ended June 30, 2003. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of four private placement offerings, one merger & acquisition and four co-managed underwriting transactions, as well as the recording of the receipt and valuation of non-marketable securities including stock warrants during the three months ended June 30, 2004. During the three months ended June 30, 2004, one investment banking customer accounted for 11% of our revenue, while no single investment banking customer accounted for more than 10% of our revenue during the three months ended June 30, 2003.

During the three months ended June 30, 2004, one sales professional accounted for 14% of our revenue. Two sales professionals accounted for more than 10% of our revenue and, combined, accounted for 38% during the three months ended June 30, 2003.

Compensation and Benefits

Compensation and benefits expense was $6,182,000 and $1,779,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $4,403,000, or 248%, from 2003 to 2004 was due primarily to higher commissions and variable compensation related to the growth in revenue. Additionally, our headcount increased from 56 at June 30, 2003 to 104 at June 30, 2004.

Brokerage and Clearing Fees

Brokerage and clearing fees were $582,000 and $264,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $318,000, or 121%, from 2003 to 2004 was due to greater volume of brokerage transactions during the second quarter of 2004 as compared to the similar period in 2003. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer that has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $379,000 and $145,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $234,000, or 161%, from 2003 to 2004 was primarily attributed to (i) higher accounting and compliance costs, (ii) legal expenses in connection with pending litigation involving the company, and (iii) consulting fees in connection with Section 404 of the Sarbanes-Oxley Act of 2002. We intend to be in compliance with this internal control reporting requirements as of December 31, 2004. This effort is being supported by external consultants.

Occupancy and Equipment

Occupancy and equipment expense was $225,000 and $86,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $139,000, or 162%, from 2003 to 2004 resulted mostly from the expansion of our headquarters office in San Francisco and the opening of new offices in New York city and Portland, Oregon during the second quarter of 2004 and equipment purchases due to the continued hiring of institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $336,000 and $200,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $136,000 or 68%, from 2003 to 2004 was due to higher telephone and data service fees incurred in our brokerage operations during 2004. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices.

Depreciation and Amortization

Depreciation and amortization expense was $34,000 and $17,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $17,000, or 99%, from 2003 to 2004 was due primarily to our growth in personnel. For the second quarter of 2004, we purchased $123,000 of equipment and fixtures and did not dispose of any equipment and fixtures.

Other Operating Expense

Other operating expense was $721,000 and $343,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $378,000, or 110%, from 2003 to 2004 was attributed mostly to higher travel and entertainment and business development costs incurred in 2004.

Interest Income

Interest income was $26,000 and $8,000 during the three months ended June 30, 2004 and 2003, respectively. The increase of approximately $18,000, or 237%, from 2003 to 2004 was due to a higher average balance of interest earning assets, as compared to the similar period in 2003.

Interest Expense

Interest expense was $19,000 and $1,084,000 during the three months ended June 30, 2004 and 2003, respectively. The 2004 amount included $12,000 for interest expense and $7,000 for amortization of discounts and debt issuance costs, while the 2003 amount included $114,000 for interest expense and $970,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the retirement of long-term debt during 2003, as well as the conversion of long-term debt to common stock in 2004.

Income Taxes

We recorded a $67,000 provision for income taxes during the three month ended June 30, 2004. This amount is calculated based on our projected taxable income. The income tax expense reflects the utilization of some of our net operating loss carryforwards. The company did not record a provision for income taxes during 2003 as the company had sufficient net operating loss carryforwards to offset the taxable income.

Six Months ended June 30, 2004 Compared to Six Months ended June 30, 2003

Revenue

Revenue from continuing operations was $20,233,000 and $4,447,000 during the six months ended June 30, 2004 and 2003, respectively. The increase in revenue of approximately $15,786,000, or 355%, from 2003 to 2004 was attributed to the growth across each of our lines of business.

Agency commissions amounted to $10,965,000, or 54%, of our revenue during the six months ended June 30, 2004. This represented a 265% increase over the $3,003,000 recognized during the six months ended June 30, 2003. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts, 2,842 during 2004 as compared to 918 during the similar period in 2003. During the six months ended June 30, 2004, one brokerage customer accounted for 10% of our revenue, while no single brokerage customer accounted for more than 10% of our revenue during the six months ended June 30, 2003.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $1,109,000, or 5%, of our revenue during the six months ended June 30, 2004. This represented a 52% increase compared to the $732,000 recognized during the six months ended June 30, 2003.

Investment banking revenue amounted to $8,137,000, or 40%, of our revenue during the six months ended June 30, 2004. This represented a 1,042% increase compared to the $713,000 recognized during the six months ended June 30, 2003. Investment banking revenue during 2004 resulted primarily from advisory service fees in connection with the closing of nine private placement transactions, one merger & acquisition and five co-managed underwriting transactions. During the six months ended June 30, 2004 and 2003, no single investment banking customer accounted for more than 10% of our revenue.

During the six months ended June 30, 2004, one sales professional accounted for 15% of our revenue. During the six months ended June 30, 2003, two sales professionals each accounted for more than 10% of our revenue and, combined, accounted for 41%.

Compensation and Benefits

Compensation and benefits expense was $13,783,000 and $3,167,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $10,616,000, or 335%, from 2003 to 2004 was due primarily to higher commissions and variable compensation. Additionally, our headcount has increased from 56 in June 2003 to 104 in June 2004.

Brokerage and Clearing Fees

Brokerage and clearing fees were $1,300,000 and $566,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $734,000, or 130%, from 2003 to 2004 was due to greater volume of brokerage transactions during the first six months of 2004 as compared to the similar period in 2003. MCF & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $633,000 and $229,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $404,000, or 176%, from 2003 to 2004 was primarily attributed to increase accounting and audit costs, legal expense in connection with pending litigation involving the Company, and consulting fees in connection with Section 404 internal control compliance.

Occupancy and Equipment

Occupancy and equipment expense was $377,000 and $160,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $217,000, or 136%, from 2003 to 2004 resulted mostly from expansion of our offices and computer equipment purchases resulting from the hiring of additional institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $602,000 and $385,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $217,000, or 56%, from 2003 to 2004 was due to higher telephone and data service fees incurred in our brokerage operations during 2004. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices.

Depreciation and Amortization

Depreciation and amortization expense was $58,000 and $32,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $26,000, or 79%, from 2003 to 2004 was due to increase capital expenditures to facilitate our growth and expansion. We purchased $227,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first six months of 2004.

Other Operating Expenses

Other operating expense was $1,239,000 and $780,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $459,000, or 59%, from 2004 to 2003 was attributed to higher travel expenses, business development costs, office supplies and expenditures related to opening of new offices and increased headcount.

Interest Income

Interest income was $36,000 and $12,000 during the six months ended June 30, 2004 and 2003, respectively. The increase of approximately $24,000, or 204%, from 2003 to 2004 was due to a higher average balance of interest earning assets.

Interest Expense

Interest expense was $77,000 and $1,296,000 during the six months ended June 30, 2004 and 2003, respectively. The 2004 amount included $21,000 for interest expense and $56,000 for amortization of discounts and debt issuance costs, while the 2003 amount included $234,000 for interest expense and $1,062,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the modified terms of the convertible note payable held by Forsythe, which became effective January 1, 2003, as well as the conversion of long-term debt to common stock in January 2004.

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

Income Taxes

We recorded a $463,000 provision for income taxes during the six month ended June 30, 2004. The amount is calculated based on our projected taxable income. The effective tax rate for the six months ended June 30, 2004 was approximately 19% which reflects the utilization of some of our net operating loss carryforwards. The company did not record a provision for income taxes during 2003 as the company had sufficient net operating loss carryforwards to offset the taxable income

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During the six months ended June 30, 2004, we increased our liquidity through positive cash flow provided by our operations and through proceeds from the exercise of stock options and stock warrants. As of June 30, 2004, our working capital was $9,004,000, an increase of $2,969,000 from December 31, 2003, and we had long-term notes payable of $1,768,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of June 30, 2004, liquid assets consisted primarily of cash and cash equivalents of $8,452,000 and marketable securities of $1,246,000, for a total of $9,698,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $3,266,000 which exceeded the amount required by $2,850,000.

Cash and cash equivalents increased by $2,309,000 during the six months ended June 30, 2004. Cash provided by operating activities was $1,269,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. Non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash provided by financing activities was $1,138,000 during the first six months of 2004 due primarily to the exercise of stock options and stock warrants. Cash used in investing activities during the six months ended June 30, 2004 was $98,000, reflecting the purchase of equipment and fixtures.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the foreseeable future. We may require additional capital investment to fund our working capital if we incur future operating losses. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

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

We have mostly incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. Although we had a net profit of $2,971,000 for the year ended December 31, 2003, we incurred net losses of $3,405,000 and $30,072,000 for the years ended December 31, 2002 and 2001, respectively, and negative cash flow from operations of $3,434,000 and $13,360,000 in 2002 and 2001, respectively. At June 30, 2004, our accumulated deficit since inception was $87,282,000. We may not sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. If we are unable to sustain a positive cash flow and profitability, we may be unable to continue our operations.

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

We may experience reduced revenue due to declining market volume, securities prices and liquidity, which can also cause counterparties to fail to perform.

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

During the six months ended June 30, 2004, one sales professional accounted for 15% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the six months ended June 30, 2004, one customer accounted for 10% of our revenue. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

Your ability to sell your shares could be significantly adversely affected because our common stock could be delisted from trading on the American Stock Exchange if our stockholders’ equity declines by $4,834,000 during the last six months of 2004.

We are required to maintain net assets of at least $2,000,000 in order to comply with listing requirements. If we incur a loss from continuing operations and/or net loss for fiscal 2004, we will be required to maintain net assets of at least $4,000,000. As of June 30, 2004, we had net assets of approximately $8,835,000. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis and accordingly, we cannot assure you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. A delisting could also negatively affect our ability to raise additional capital in the future.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 25% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $2.05 per share, represent approximately 22% of our total outstanding stock on a fully diluted basis using the treasury stock method. The exercise of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading activities. These trading positions in individual equities and equity indices may be either long or short at any given time. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. The effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable and could be positive or negative, depending on the positions we hold at the time. We do not establish hedges in related securities or derivatives. From time to time, we also hold equity securities received as compensation for our services in investment banking transactions. These equity positions are always long. However, as the prices of individual equity securities do not necessarily move in tandem with the direction of the general equity market, the effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Glen, Lukrich, Reichard v. MCF Corporation Superior Court of California, City and County of San Francisco, Case No. CGC-04430343.

A former member of the board of directors from April 1999 to February 2000, a former independent contractor who performed the corporate controller function from December 1998 to May 2000 and a former chief executive and member of the board of directors from May 1999 to October 2000 are named plaintiffs in a complaint filed on April 8, 2004 seeking damages for breach of contract.

The plaintiffs allege that stock option agreements given to them in May of 1999 are still valid and exercisable. The Company has rejected the plaintiffs’ requests to exercise their stock option grants on the basis that they expired several years ago after the plaintiffs completed their services to the Company. The Company alleges further that the plaintiffs were given notice of the expiration of their stock option grants and that the alleged terms extending the exercisability of those grants was not authorized by the board of directors and is inconsistent with the 1999 Stock Option and Incentive Plan. The Company has recently responded to the complaint. The matter is in the preliminary stages of litigation, however, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

Merriman Curhan Ford & Co. v. The Seidler Companies, Inc. —NASD Arbitration

Earlier this year our broker-dealer subsidiary hired a research analyst. Prior to employment with Merriman Curhan Ford & Co., or MCF & Co., the analyst was employed by The Seidler Companies, Inc., or Seidler, in a similar capacity. The analyst was employed under an employment contract that included terms which general counsel and outside counsel believe unlawfully restrict the analyst’s employment activities.

In March 2004, we acted as a co-manager for a small private placement for a client. The client was introduced to one of our investment banking managing directors. At the time of introduction, Seidler had been trying to win the investment banking business, but had failed to obtain a signed engagement letter with the client. MCF & Co. subsequently received a signed engagement letter from the client that named MCF & Co. as co-placement agent. The investment banking transaction was completed.

Thereafter, in March 2004 MCF & Co. received a cease and desist letter from attorneys representing Seidler. Seidler claims that our analyst used proprietary information in violation of his employment agreement when introducing MCF & Co. to the client. Seidler further claims that MCF & Co. used unfair business tactics to win the business. In response to the claims, MCF & Co. and our analyst filed a claim in arbitration with the NASD in June 2004. It is our belief that as members of the NASD, MCF & Co. and Seidler must resolve their disputes before the NASD arbitration board. We allege unfair business practice and seek a declaration that our analyst’s employment contract is unenforceable.

On July 16, 2004, MCF & Co. was served with a complaint from Seidler filed in the Los Angeles County Superior Court. We shall move to stay the legal action pending outcome of the NASD arbitration. The complaint alleges: misappropriation of trade secrets; conversion; intentional interference with prospective business advantage; intentional interference with contract; quantum meriut and unfair competition. The matter is in the preliminary stages of litigation, however, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on May 7, 2004. At the annual meeting, our stockholders voted on the following matters:

		Votes For	Votes Against	Votes Abstained

1.	Election of Directors:

	D. Jonathan Merriman	43,222,252	0	0

	Patrick H. Arbor	43,222,252	0	0

	Donald H. Sledge	43,222,252	0	0

	Ronald E. Spears	43,222,252	0	0

	Steven W. Town	43,222,252	0	0

	Raymond J. Minehan	43,222,252	0	0

	Dennis G. Schmal	43,222,252	0	0

	Anthony B. Helfet	43,222,252	0	0

2.	Approval the addition of 4,000,000 shares of common stock to the 2003 Stock Option and Incentive Plan	15,903,778	329,074	104,000

3.	Approve the addition of 1,500,000 shares of common stock to the 2002 Employee Stock Purchase Plan	16,005,578	226,874	104,000

Abstentions and broker non-votes are counted as present for purposes of establishing a quorum. Broker non-votes, however, were not considered as part of the voting power present or represented at the annual meeting for purposes of any matter voted on at the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.39 Employment Agreement between MCF Corporation and D. Jonathan Merriman, dated January 1, 2004.

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

Form 8-K (Item 5 reported) filed on May 6, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

August 4, 2004	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 4, 2004	By:	/s/ JOHN D. HIESTAND
John D. Hiestand Chief Financial Officer (Principal Financial Officer)