Form 10-Q
period 2004-09-30
MCF CORP
filed 2004-11-09
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

The number of shares of Registrant’s common stock outstanding as of November 9, 2004 was 66,190,471.

Form 10-Q

For the Nine Months Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenue:
Commissions	$4,805,372	$2,757,379	$15,770,617	$5,759,313
Principal transactions	155,602	261,132	1,264,122	992,655
Investment banking	1,340,750	4,752,164	9,478,007	5,464,904
Other	1,623	1,646	23,595	2,311

Total revenue	6,303,347	7,772,321	26,536,341	12,219,183

Operating expenses:
Compensation and benefits	5,170,358	4,824,660	18,953,618	7,991,480
Brokerage and clearing fees	588,099	375,849	1,887,754	941,903
Professional services	346,151	288,019	979,198	516,994
Occupancy and equipment	219,511	100,585	596,383	260,566
Communications and technology	383,015	227,193	984,774	612,135
Depreciation and amortization	38,780	24,823	96,641	57,102
Other	1,015,887	429,554	2,254,516	1,209,615

Total operating expenses	7,761,801	6,270,683	25,752,884	11,589,795

Operating income (loss)	(1,458,454)	1,501,638	783,457	629,388
Interest income	24,428	7,300	60,145	19,034
Interest expense	(20,451)	(122,057)	(97,648)	(1,418,118)
Gain on retirement of convertible note payable	—	—	—	3,088,230

Income (loss) before income taxes	(1,454,477)	1,386,881	745,954	2,318,534
Income tax benefit (expense)	425,630	—	(37,715)	—

Net income (loss)	$(1,028,847)	$1,386,881	$708,239	$2,318,534

Net income (loss) per share:
Basic	$(0.02)	$0.05	$0.01	$0.06
Diluted	$(0.02)	$0.02	$0.01	$0.05

Weighted average common shares outstanding:
Basic	59,919,209	27,629,195	57,094,385	25,771,978
Diluted	59,919,209	66,384,215	76,958,136	37,546,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$14,273,852	$6,142,958
Securities owned:
Marketable, at fair value	1,568,936	608,665
Not readily marketable, at estimated fair value	197,683	637,533
Restricted cash	775,000	500,000
Due from clearing broker	1,254,620	775,697
Accounts receivable, net	571,544	498,236
Equipment and fixtures, net	458,918	192,421
Prepaid expenses and other assets	849,914	348,436

Total assets	$19,950,467	$9,703,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$455,928	$179,620
Commissions payable	1,468,167	1,006,192
Accrued liabilities	1,460,667	1,149,321
Due to clearing and other brokers	109,738	154,995
Securities sold, not yet purchased	67,476	225
Capital lease obligation	335,165	24,401
Convertible notes payable, net	409,549	520,612
Notes payable	1,343,159	1,407,370

Total liabilities	5,649,849	4,442,736

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 and 657,201 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively; aggregate liquidation preference of $0	—	66
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2004 and December 31, 2003; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2004 and December 31, 2003; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 65,911,625 and 55,951,675 shares issued; and 65,831,625 and 55,871,675 shares outstanding as of September 30, 2004 and December 31, 2003, respectively	6,583	5,587
Treasury stock	(363,653)	(363,653)

Additional paid-in capital	107,428,104	95,870,008
Deferred compensation	(3,167,191)	(1,244,490)
Accumulated deficit	(89,603,225)	(89,006,308)

Total stockholders’ equity	14,300,618	5,261,210

Total liabilities and stockholders’ equity	$19,950,467	$9,703,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$708,239	$2,318,534
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on retirement of convertible note payable	—	(3,088,230)
Depreciation and amortization	96,641	57,102
Stock-based compensation	795,839	233,198
Common Stock issued for services	—	121,449
Amortization of discounts on convertible notes payable	38,938	579,047
Amortization of debt issuance costs	23,340	588,604
Unrealized (gain) loss on securities owned	115,685	(64,825)
Common stock and stock warrants received for advisory services	(461,933)	(1,250)
Other	22,652	—
Changes in operating assets and liabilities:
Marketable securities owned	(106,922)	15,477
Restricted cash	(275,000)	110,240
Due from clearing broker	(478,923)	(300,853)
Accounts receivable	(73,308)	(25,139)
Prepaid expenses and other assets	(513,818)	(224,004)
Accounts payable	276,308	120,967
Commissions payable	461,975	602,988
Accrued liabilities	311,346	815,627
Due to clearing and other brokers	(45,257)	44,007

Net cash provided by operating activities	895,802	1,902,939

Cash flows from investing activities:
Investment in affiliate	(11,000)	—
Purchase of equipment and fixtures	(44,831)	(166,302)

Net cash used in investing activities	(55,831)	(166,302)

Cash flows from financing activities:
Proceeds from the issuance of common stock	6,273,316	—
Proceeds from the issuance of Series B preferred stock	—	1,750,000
Proceeds from the issuance of Series C preferred stock	—	250,000
Proceeds from the issuance of convertible notes payable	—	1,000,000
Proceeds from the exercise of stock options and warrants	798,911	208,884
Cash used to retire convertible notes payable	—	(500,000)
Proceeds from the issuance of common stock for ESPP	313,103	—
Debt service payments	(94,407)	(28,041)
Preferred stock dividends	—	(50,250)

Net cash provided by financing activities	7,290,923	2,630,593

Net increase in cash and cash equivalents	8,130,894	4,367,230
Cash and cash equivalents at beginning of period	6,142,958	1,402,627

Cash and cash equivalents at end of period	$14,273,852	5,769,857

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Supplementary disclosure of cash flow information:

Cash paid during the period:
Interest	$65,298	$216,214
Income taxes	$192,728	$—

Non-cash investing and financing activities:
Conversion of notes payable to Series C preferred stock	$—	$2,700,000
Conversion of notes payable to common stock	150,000	650,000
Common stock issued to retire note payable	—	400,000
Stock warrants issued to note payable investor	—	129,215
Stock warrants issued to preferred stock investors	—	231,801
Stock warrants issued to common stock investors	1,212,399	—
Maturity of note payable	—	400,000
Issuance of note payable	—	456,000
Issuance of restricted stock accounted for as deferred compensation	2,548,606	1,090,000
Issuance of stock options at intrinsic value accounted for as deferred compensation	139,250	168,000
Purchase of equipment and fixtures with capital lease	340,959	4,551
Preferred stock dividends	92,758	97,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three months and nine months ended September 30, 2004 and 2003 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months and nine months ended September 30, 2004 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,028,847)	$1,386,881	$708,239	$2,318,534
Add: Stock-based employee compensation expense included in the reported net income (loss)	19,203	170,698	73,875	233,198
Less: Stock-based employee compensation expense determined under fair value method for all awards	(655,790)	(1,374,951)	(1,402,918)	(3,273,536)

Pro forma net income (loss)	$(1,665,434)	$182,628	$(620,804)	$(721,804)

Net income (loss) per share, as reported:
Basic	$(0.02)	$0.05	$0.01	$0.06

Diluted	$(0.02)	$0.02	$0.01	$0.05

Net income (loss) per share, pro forma:
Basic	$(0.03)	$0.00	$0.01	$(0.05)

Diluted	$(0.03)	$0.00	$0.01	$(0.05)

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year condensed consolidated financial statement presentation.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Net Income (loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(1,028,847)	$1,386,881	$708,239	$2,318,534
Deemed dividend for issuance of preferred stock	—	—	—	(537,602)
Preferred stock dividends	(79,562)	(63,459)	(92,758)	(148,069)

Net income (loss) available to common stockholders – basic	(1,108,409)	1,323,422	615,481	1,632,863
Interest and dividends on dilutive common shares	—	89,721	—	237,680

Net income (loss) available to common stockholders – diluted	$(1,108,409)	$1,413,143	$615,481	$1,870,543

Weighted-average number of common shares – basic	59,919,209	27,629,195	57,094,385	25,771,978
Exercise or conversion of all potentially dilutive common shares outstanding	—	38,755,020	19,863,751	11,774,387

Weighted-average number of common shares – diluted	59,919,209	66,384,215	76,958,136	37,546,365

Basic net income (loss) per common share	$(0.02)	$0.05	$0.01	$0.06

Diluted net income (loss) per common share	$(0.02)	$0.02	$0.01	$0.05

Basic net income (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated by dividing net income (loss) available to common stockholders, plus interest and dividends on dilutive common shares, by the weighted average number of common shares used in the basic net income (loss) per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.

Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted net income per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options and warrants were calculated using an average price of the Company’s common stock of $1.60 and $1.90 per share for the three months and nine months ended September 30, 2004, respectively. The dilutive impact of the Company’s stock options and warrants were calculated using an average price of the Company’s common stock of $0.66 and $0.43 per share for the three months and nine months ended September 30, 2003.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the net income (loss) per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	6,573,013	7,628,661	5,778,264	13,331,517
Weighted average stock options, stock warrants and restricted stock, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	18,848,525	—	—	—
Weighted average shares issuable upon conversion of the convertible notes payable	2,500,000	354,923	2,532,058	5,935,368
Weighted average shares issuable upon conversion of the convertible preferred stock	29,781	—	275,009	6,421,281

Total common stock equivalents excluded from diluted net income (loss) per share	27,951,319	7,983,584	8,585,331	25,688,166

3. Capital Transactions

On August 10, 2004, the Company entered into a strategic alliance with London Merchant Securities plc, or LMS. In conjunction with this alliance, LMS made a private investment of $6.0 million in MCF Corporation. The Company issued 4,615,385 shares of common stock to LMS at $1.30 per share. LMS was also issued warrants to purchase an additional 1,384,616 shares of common stock at a price of $1.48 per share. The Company registered these shares with the Securities and Exchange Commission in October 2004.

4. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $11,396,000, which exceeded the amount required by $11,121,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

5. Income Taxes

The Company has recorded a provision for income taxes in the amount of $38,000 and $0 during the nine months ended September 30, 2004 and 2003, respectively, as the Company had sufficient net operating loss carryforwards to offset most of the taxable income. During the first six months of 2004, the Company had recorded a provision for income taxes in the amount of $463,000 based on its estimate of taxable income for 2004. This income tax expense was largely reversed during the three months ended September 30, 2004 as the Company lowered its taxable income estimate for 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 20 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our aim is to fill the void in San Francisco-based investment banking services for fast growing companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served emerging growth companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling the gap created by the refocusing of such firms by originating differentiated research for our institutional investor clients and providing specialized services for our emerging-growth corporate clients. The market sectors for our research focus include technology, consumer, healthcare and life technology. Within these sectors, the specific industries covered include industrial technologies, next generation energy, enterprise software, internet applications and services, data communications, wireless technologies, gaming, semi-conductor capital equipment, retail and apparel, restaurants and consumer, biotechnology/therapeutics, and GARP/special situations. Our mission is to become a leader in the researching, advising, financing and trading of emerging growth companies.

Executive Overview

Our diluted net loss per share was $0.02 for the three months ended September 30, 2004, compared to net income of $0.02 per diluted share during the third quarter of 2003. Revenue amounted to $6,303,000 during the third quarter of 2004, down approximately 19% from the $7,772,000 recognized during the three months ended September 30, 2003. The decline in our third quarter results, compared with the similar period last year, reflects the difficult capital markets environment that had a direct and material impact on our investment banking revenue, partially offset by strong growth in institutional brokerage revenue. Third quarter 2004 was our first quarter of net loss following four consecutive quarters of profitability.

Our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally.

Business Environment

The third quarter 2004 was a very difficult environment for financial services companies. A confluence of events in the third quarter drove energy prices to levels well beyond the expectations of most market experts. Storms in the Gulf of Mexico, political tension in the Middle East and labor issues in Norway and Latin America all combined to crimp the supply chain in the energy sector. With winter on the way, the energy markets are in a very precarious supply/demand situation. The FOMC views the spike in energy as a rather transitory event. That said, the event is two quarters old and shows no sign of abating. The cost associated with this spike in energy costs is slowly working itself through the economy and will likely either be passed along to ultimate consumers or erode corporate profit margins. Either way the impact is hardly constructive for the global economy and financial markets.

The quarter witnessed two political conventions, three debates and endless campaign rhetoric. Labor markets lost momentum in the quarter and remain an issue for the economic recovery both at home and abroad. Against this backdrop the financial markets had difficulty establishing a sustainable trend in either direction. Buyers of new equity issues held the advantage in pricing negotiations and those deals that did get completed often got done at or below the low end of the range. This closed the window to many companies interested in accessing the financial markets for capital. Many companies chose to delay fund raising until more even handed conditions returned.

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

Revenue Recognition

We recognize commission and principal transaction revenue once the trade is consummated and the earnings process is complete. Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance for services rendered are recognized as revenue over the service period. Transaction-related expenses to date have been expensed as incurred.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2004 and December 31, 2003 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Financial Condition

September 30, 2004 Compared to December 31, 2003

Cash and Cash Equivalents

Cash and cash equivalents increased by $8,131,000, or 132%, from $6,143,000 as of December 31, 2003 to $14,274,000 as of September 30, 2004. Cash and cash equivalents were higher primarily as a result of proceeds from the issuance of common stock and net cash provided by our operating activities.

Marketable Securities Owned

Marketable securities owned increased by $960,000, or 158%, from $609,000 as of December 31, 2003 to $1,569,000 as of September 30, 2004. We increased the level of marketable equity securities owned in connection with our proprietary trading activity.

Securities Owned, Not Readily Marketable

Not readily marketable securities owned decreased by $440,000, or 69%, from $638,000 as of December 31, 2003 to $198,000 as of September 30, 2004. The decrease was mainly due to the registration and sale of common stock and stock warrants that were previously unregistered for sale. During 2004, several of these securities were registered by the issuers with the Securities and Exchange Commission.

Restricted Cash

Restricted cash increased by $275,000, or 55% from $500,000 as of December 31, 2003 to $775,000 as of September 30, 2004. The increase was the result of a cash set aside to secure a standby letter of credit issued to the landlord for a new office lease.

Due from Clearing Broker

Due from clearing broker increased by $479,000, or 62%, from $776,000 as of December 31, 2003 to $1,255,000 as of September 30, 2004. The increase was attributed to higher brokerage revenue in September 2004 relative to December 2003. Amounts receivable from our clearing broker are typically collected monthly, one month in arrears.

Equipment and Fixtures

Equipment and fixtures increased by $266,000, or 138%, from $192,000 as of December 31, 2003 to $459,000 as of September 30, 2004. The higher balance was the result of capital purchases to build out our offices and support the growth in employee headcount.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets increased by $501,000, or 144%, from $348,000 as of December 31, 2003 to $850,000 as of September 30, 2004. The higher balance was the result of prepaid rent, taxes receivable and security deposits for new office leases.

Accounts Payable

Accounts payable increased by $276,000, or 154%, from $180,000 as of December 31, 2003 to $456,000 as of September 30, 2004. The increase was attributed to the expenses incurred in September 2004 for our first annual investor conference.

Commissions Payable

Commissions payable increased by $462,000, or 46%, from $1,006,000 as of December 31, 2003 to $1,468,000 as of September 30, 2004. The increase was attributed to the increase in revenue during September 2004 relative to December 2003. Commissions are paid to our brokers monthly, one month in arrears.

Accrued Liabilities

Accrued liabilities increased by $311,000, or 27%, from $1,149,000 as of December 31, 2003 to $1,461,000 as of September 30, 2004. The increase was the result of higher accruals for professional fees, insurance expense and potential litigation settlement costs.

Capital Leases

Capital leases increased by $311,000, or 1,274%, from $24,000 as of December 31, 2003 to $335,000 as of September 30, 2004. The increase was attributed to the financing of capital purchases to furnish our facilities and support the growth in employee headcount. Currently, we have lease agreements with a commercial bank and a computer supplier which allow us to finance most of our capital expenditures through capital leases.

Additional Paid-In Capital

Additional paid-in capital increased by $11,558,000, or 12%, from $95,870,000 as of December 31, 2003 to $107,428,000 as of September 30, 2004. The increase was attributed to (i) the issuance of common stock of $6,586,000, (ii) the issuance of restricted common stock of $2,548,000, (iii) issuance of stock warrants of $1,222,000, (iv) Series A preferred stock dividends of $93,000, (v) proceeds from the exercise of stock options and warrants of $799,000, (vi) conversion of notes payable to common stock of $150,000, (vii) issuance of stock options with intrinsic value of $160,000.

Off- Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the nine months ended September 30, 2004 other than securities sold, not yet purchased. From time to time, the Company has sold securities it does not currently own in anticipation of a decline in the fair value of that security. Securities sold, not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and thereby create a liability to purchase the security in the market at prevailing prices. These transactions result in off-balance sheet risk as the Company’s ultimate obligation to purchase such securities may exceed the amount recognized in the condensed consolidated statements of financial condition.

Results of Operations

Three Months ended September 30, 2004 Compared to Three Months ended September 30, 2003

Revenue

Revenue was $6,303,000 and $7,772,000 during the three months ended September 30, 2004 and 2003, respectively. The decrease in revenue of approximately $1,469,000, or 19%, from 2003 to 2004 was attributed to the weak performance of the overall equity capital markets leading to lower investment banking revenue in the third quarter of 2004.

Agency commissions amounted to $4,805,000 or 76%, of our revenue during the three months ended September 30, 2004. This represented a 74% increase over the $2,757,000 recognized during the three months ended September 30, 2003. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2004 as compared to the similar period in 2003. During the three months ended September 30, 2004, one brokerage customer accounted 13% of our revenue, while no single brokerage customer accounted for more than 10% of our revenue during the three months ended September 30, 2003.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $156,000 or 2%, of our revenue during the three months ended September 30, 2004. This represented a 40% decrease compared to the $261,000 recognized during the three months ended September 30, 2003. The decrease was primarily attributed to the decline in value of securities owned during the third quarter of 2004.

Investment banking revenue amounted to $1,341,000 or 21%, of our revenue during the three months ended September 30, 2004. This represented a decrease of $3,411,000, or 72% as compared to the $4,752,000 recognized during the three months ended September 30, 2003. Investment banking revenue resulted primarily from advisory service fees in connection with the closing of one private placement offering, one merger & acquisition transaction and two registered underwriting transactions. During the three months ended September 30, 2004, one investment banking customer accounted for 12% of our revenue, while three investment banking customers each accounted for more than 10% of our revenue and combined accounted for 51% during the three months ended September 30, 2003.

During the three months ended September 30, 2004, one sales professional accounted for 20% of our revenue. Three sales professionals each accounted for more than 10% of our revenue and combined accounted for 39% during the three months ended September 30, 2003.

Compensation and Benefits

Compensation and benefits expense was $5,170,000 and $4,825,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $346,000, or 7%, from 2003 to 2004 was due primarily to increase of headcount from 67 in September 2003 to 109 in September 2004. Additionally, non-cash stock-based compensation expense for restricted common stock granted to employees during the three months ended September 30, 2004 and 2003 was $284,000 and $121,000, respectively.

Brokerage and Clearing Fees

Brokerage and clearing fees were $588,000 and $376,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $212,000, or 56%, from 2003 to 2004 was due to greater volume of brokerage transactions during the third quarter of 2004 as compared to the similar period in 2003. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer that has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $346,000 and $288,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $58,000, or 20%, from 2003 to 2004 was primarily attributed to audit and consulting fees incurred in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We intend to be in compliance with this internal control reporting requirements as of December 31, 2004. This effort is being supported by external consultants.

Occupancy and Equipment

Occupancy and equipment expense was $220,000 and $101,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $119,000, or 118%, from 2003 to 2004 resulted mostly from the opening of new offices in New York City and Portland, Oregon during the second quarter of 2004 and equipment purchases due to the continued hiring of institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $383,000 and $227,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $156,000 or 69%, from 2003 to 2004 was due to higher telephone and data service fees related to our increased headcounts and opening of new offices.

Depreciation and Amortization

Depreciation and amortization expense was $39,000 and $25,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $14,000, or 56%, from 2003 to 2004 was due primarily to capital purchases to build out our offices and support our growth in headcount. For the third quarter of 2004, we purchased $136,000 of equipment and fixtures and did not dispose of any equipment and fixtures.

Other Operating Expense

Other operating expense was $1,016,000 and $430,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $586,000 or 136%, from 2003 to 2004 was attributed mostly to expenses incurred for our first investor conference in September, as well as higher travel and business development costs incurred in 2004.

Interest Income

Interest income was $24,000 and $7,000 during the three months ended September 30, 2004 and 2003, respectively. The increase of approximately $17,000, or 235%, from 2003 to 2004 was due to a higher average balance of interest earning assets, as compared to the similar period in 2003.

Interest Expense

Interest expense was $20,000 and $122,000 during the three months ended September 30, 2004 and 2003, respectively. The 2004 amount included $14,000 for interest expense and $6,000 for amortization of discounts, while the 2003 amount included $17,000 for interest expense and $105,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the retirement of long-term debt during 2003, as well as the conversion of long-term debt to common stock in 2004.

Income Tax Expense (Benefit)

The Company has recorded a provision for income taxes in the amount of $38,000 and $0 during the nine months ended September 30, 2004 and 2003, respectively, as the Company had sufficient net operating loss carryforwards to offset most of the taxable income. During the first six months of 2004, the Company had recorded a provision for income taxes in the amount of $463,000 based on its estimate of taxable income for 2004. This income tax expense was largely reversed during the three months ended September 30, 2004 as the Company lowered its taxable income estimate for 2004.

Nine Months ended September 30, 2004 Compared to Nine Months ended September 30, 2003

Revenue

Revenue was $26,536,000 and $12,219,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase in revenue of approximately $14,317,000, or 117%, from 2003 to 2004 was attributed to the growth across each of our lines of business.

Agency commissions amounted to $15,771,000 or 59%, of our revenue during the nine months ended September 30, 2004. This represented a 174% increase over the $5,759,000 recognized during the nine months ended September 30, 2003. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2004 as compared to the similar period in 2003. During the nine months ended September 30, 2004, one brokerage customer accounted for 11% of our revenue, while no single brokerage customer accounted for more than 10% of our revenue during the nine months ended September 30, 2003.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $1,264,000, or 5%, of our revenue during the nine months ended September 30, 2004. This represented a 27% increase compared to the $993,000 recognized during the nine months ended September 30, 2003.

Investment banking revenue amounted to $9,478,000, or 36%, of our revenue during the nine months ended September 30, 2004. This represented a 73% increase compared to the $5,465,000 recognized during the nine months ended September 30, 2003. Investment banking revenue during 2004 resulted primarily from advisory service fees in connection with the closing of ten private placement transactions, two merger & acquisitions and seven registered offerings. During the nine months ended September 30, 2004, no single investment banking customer accounted for more than 10% of our revenue, while two investment banking customers each accounted for more than 10% and combined accounted for 25% during the nine months ended September 30, 2003.

During the nine months ended September 30, 2004, one sales professional accounted for 16% of our revenue. During the nine months ended September 30, 2003, four sales professionals each accounted for more than 10% of our revenue and, combined, accounted for 46%.

Compensation and Benefits

Compensation and benefits expense was $18,954,000 and $7,991,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $10,962,000, or 137%, from 2003 to 2004 was due primarily to higher commissions and variable compensation. Our headcount has increased from 67 in September 2003 to 109 in September 2004. Additionally, non-cash stock-based compensation expense for restricted common stock granted to employees during the nine months ended September 30, 2004 and 2003 was $726,000 and $223,000, respectively.

Brokerage and Clearing Fees

Brokerage and clearing fees were $1,888,000 and $942,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $946,000, or 100%, from 2003 to 2004 was due to greater volume of brokerage transactions during the first nine months of 2004 as compared to the similar period in 2003. MCF & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems.

Professional Services

Professional services expense was $979,000 and $517,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $462,000 or 89%, from 2003 to 2004 was primarily attributed to increased accounting and audit costs, legal expense in connection with pending litigation involving the Company, and consulting fees in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Occupancy and Equipment

Occupancy and equipment expense was $596,000 and $261,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $336,000, or 129%, from 2003 to 2004 resulted mostly from expansion of our offices and computer equipment purchases resulting from the hiring of additional institutional brokerage and investment banking professionals.

Communications and Technology

Communications and technology expense was $985,000 and $612,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $373,000, or 61%, from 2003 to 2004 was due to higher telephone and data service fees incurred in our brokerage operations during 2004. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices.

Depreciation and Amortization

Depreciation and amortization expense was $97,000 and $57,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $40,000, or 69%, from 2003 to 2004 was due to increase capital expenditures to facilitate our growth and expansion. We purchased $363,000 of equipment and fixtures and did not dispose of any equipment or fixtures during the first nine months of 2004.

Other Operating Expenses

Other operating expense was $2,255,000 and $1,210,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $1,045,000, or 86%, from 2004 to 2003 was attributed to expenses associated with our first investor conference, higher travel expenses, business development costs, and recruiting expenses.

Interest Income

Interest income was $60,000 and $19,000 during the nine months ended September 30, 2004 and 2003, respectively. The increase of approximately $41,000, or 216%, from 2003 to 2004 was due to a higher average balance of interest earning assets.

Interest Expense

Interest expense was $98,000 and $1,418,000 during the nine months ended September 30, 2004 and 2003, respectively. The 2004 amount included $35,000 for interest expense and $63,000 for amortization of discounts and debt issuance costs, while the 2003 amount included $250,000 for interest expense and $1,168,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the conversion of long-term debt to common stock in January 2004.

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

Income Tax Expense (Benefit)

The Company has recorded a provision for income taxes in the amount of $38,000 and $0 during the nine months ended September 30, 2004 and 2003, respectively, as the Company had sufficient net operating loss carryforwards to offset most of the taxable income. During the first six months of 2004, the Company had recorded a provision for income taxes in the amount of $463,000 based on its estimate of taxable income for 2004. This income tax expense was largely reversed during the three months ended September 30, 2004 as the Company lowered its taxable income estimate for 2004.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During the nine months ended September 30, 2004, we increased our liquidity through positive cash flow provided by our operations and through proceeds from issuance of common stock and the exercise of stock options and stock warrants. As of September 30, 2004, our working capital was $14,882,000, an increase of $8,847,000 from December 31, 2003, and we had long-term notes payable of $1,753,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of September 30, 2004, liquid assets consisted primarily of cash and cash equivalents of $14,274,000 and marketable securities of $1,569,000 for a total of $15,843,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $11,396,000 which exceeded the amount required by $11,121,000.

Cash and cash equivalents increased by $8,131,000 during the nine months ended September 30, 2004. Cash provided by operating activities was $896,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. Non-cash expenses included depreciation and amortization, stock-based compensation and amortization of discounts on convertible notes payable. Cash provided by financing activities was $7,291,000 during the first nine months of 2004 due primarily to the issuance of common stock to investors, as well as proceeds from the exercise of stock options and stock warrants. Cash used in investing activities during the nine months ended September 30, 2004 was $56,000, primarily reflecting the purchase of equipment and fixtures not financed through capital lease.

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

We have mostly incurred net losses since our inception and financed our operations primarily through sales of equity and debt securities. Although we had a net profit of $2,971,000 for the year ended December 31, 2003, we incurred net losses of $3,405,000 and $30,072,000 for the years ended December 31, 2002 and 2001, respectively, and negative cash flow from operations of $3,434,000 and $13,360,000 in 2002 and 2001, respectively. At September 30, 2004, our accumulated deficit since inception was $89,603,000. We may not sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. If we are unable to sustain a positive cash flow and profitability, we may be unable to continue our operations.

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

During the nine months ended September 30, 2004, one sales professional accounted for 16% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the nine months ended September 30, 2004, one customer accounted for 11% of our revenue. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

Your ability to sell your shares could be significantly adversely affected because our common stock could be delisted from trading on the American Stock Exchange if our stockholders’ equity declines by $10,301,000 during the last three months of 2004.

We are required to maintain net assets of at least $2,000,000 in order to comply with listing requirements. If we incur a loss from continuing operations and/or net loss for fiscal 2004, we will be required to maintain net assets of at least $4,000,000. As of September 30, 2004, we had net assets of approximately $14,301,000. We cannot assure you that we will be able to satisfy these guidelines on a continuing basis and accordingly, we cannot assure you that our common stock will continue to be listed. If the listing is not retained and our common stock is thereafter quoted only on the OTC Electronic Bulletin Board, a significantly less liquid market than the American Stock Exchange, a stockholder may find it even more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock. A delisting could also negatively affect our ability to raise additional capital in the future.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 21% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding options and warrants. Shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $1.90 per share, represent approximately 22% of our total outstanding stock on a fully diluted basis using the treasury stock method. The exercise of the outstanding options and warrants would dilute the then-existing stockholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures as required by Rules 13a-15(b) and 15d-15(b).

Changes in internal controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended September 30, 2004, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Glen, Lukrich, Reichard v. MCF Corporation

A former member of the board of directors from April 1999 to February 2000, a former independent contractor who performed the corporate controller function from December 1998 to May 2000 and a former chief executive and member of the board of directors from May 1999 to October 2000 are named plaintiffs in a complaint filed in the Superior Court of California, City and County of San Francisco on April 8, 2004 seeking unspecified damages.

The plaintiffs allege that stock option agreements given to them in May of 1999 are still valid and exercisable. The Company has rejected the plaintiffs’ requests to exercise their stock option grants on the basis that they expired several years ago after the plaintiffs completed their services to the Company. The Company alleges further that the plaintiffs were given notice of the expiration of their stock option grants and that the alleged terms extending the exercisability of those grants was not authorized by the board of directors and is inconsistent with the 1999 Stock Option and Incentive Plan. The Company has recently responded to the complaint. The matter is in the discovery stage of litigation, however, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

Merriman Curhan Ford & Co. v. The Seidler Companies, Inc. — NASD Arbitration

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

In March 2004, we acted as a co-agents for a small private placement for a client. The client was introduced to one of our investment banking managing directors. At the time of introduction, Seidler had been trying to win the investment banking business, but had failed to obtain a signed engagement letter with the client. MCF & Co. subsequently received a signed engagement letter from the client that named MCF & Co. as co-placement agent. The investment banking transaction was completed.

Thereafter, in March 2004 MCF & Co. received a cease and desist letter from attorneys representing Seidler. Seidler claims that our analyst used proprietary information in violation of his employment agreement when introducing MCF & Co. to the client. Seidler further claims that MCF & Co. used unfair business tactics to win the business. In response to the claims, MCF & Co. and our analyst filed a claim in arbitration with the NASD in June 2004. It is our belief that as members of the NASD, MCF & Co. and Seidler must resolve their disputes before the NASD arbitration board. We allege unfair business practice and seek a declaration that our analyst’s prior employment contract is unenforceable.

On July 16, 2004, MCF & Co. was served with a complaint from Seidler filed in the Los Angeles County Superior Court. Plaintiffs are seeking unspecified damages. We have successfully moved to stay the legal action. The matter is in the preliminary stages of arbitration, however, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

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

(b) Reports on Form 8-K

Form 8-K (Item 5 reported) filed on August 4, 2004 – MCF Corporation announces earnings for second quarter 2004.

Form 8-K (Item 5 reported) filed on August 16, 2004 – MCF Corporation enters into a strategic alliance with London Merchant Securities plc.

Form 8-K (Item 3.02 reported) filed on August 31, 2004 – Unregistered sales of equity securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

November 9, 2004	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 9, 2004	By:	/s/ JOHN D. HIESTAND
John D. Hiestand Chief Financial Officer (Principal Financial Officer)