Form 10-K
period 2004-12-31
MCF CORP
filed 2005-02-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

————————

FORM 10-K

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-15831

MCF CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 California Street, 9th Floor San Francisco, CA	94108
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the 56,052,596 shares of common stock of the Registrant issued and outstanding as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 3,696,942 shares of common stock held by affiliates of the Registrant was $122,194,659. This amount is based on the closing price of the common stock on the American Stock Exchange of $2.18 per share on June 30, 2004.

The number of shares of Registrant’s common stock outstanding as of February 14, 2005 was 70,044,522.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

TABLE OF CONTENTS

PART I

Item 1.

Business

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Stockholders

PART II

Item 5.

Market for Registrant’s Common Stock and
Related Stockholder Matters

Item 6.

Selected Consolidated Financial Data

Item 7.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Item 9A.

Controls and Procedures

Item 9B.

Other Information

PART III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners
and Management

Item 13.

Certain Relationships and Related Transactions

Item 14.

Principal Accounting Fees And Services

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

PART I

ITEM 1.

BUSINESS

General

MCF Corporation is a financial services holding company that provides capital markets services, including institutional sales and trading, research and investment banking, as well as asset management, wealth management and corporate and venture services through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC.

Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies.We provide investment research, brokerage and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. We are focused on providing a full range of specialized and integrated services, including:

•

Research

•

Sales and Trading

•

Specialized Execution

•

Market Making

•

Equity Capital Markets

•

Corporate and Venture Services

•

Corporate Finance

•

Restructurings

•

Mergers and Acquisitions

•

Capital Markets Advisories

Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation.

MCF Asset Management, LLC and MCF Wealth Management, LLC are two recently formed businesses intended to produce a fee-based, recurring revenue stream to complement the cyclical nature of our investment banking and institutional sales and trading revenue businesses. We plan to acquire existing asset management and wealth management businesses, partner with high quality asset managers, and form and grow our own product and service offerings.

Our overall aim is to fill the void in investment banking services for fast growing companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served fast growing companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling the gap created by the refocusing and/or disappearance of such firms by originating differentiated, contrarian research for our institutional investor clients and providing specialized services for our fast growing corporate clients. The market sectors for our research focus include technology, consumer, healthcare and life technology. Within these sectors, the specific industries covered include industrial technologies, next generation energy, enterprise software, internet applications and services, data communications, wireless technologies, gaming, semi-conductor capital equipment, retail and apparel, restaurants and consumer, biotechnology/therapeutics, medical devices, financial services, and special situations.

Prior to 2002, we were focused on developing a telecommunications bandwidth brokerage company which was an entirely different business from our current business model. During 2002, we terminated our efforts toward building the bandwidth brokerage business model.

Customer Base

The customer base of our brokerage business is primarily institutional, including mutual funds and hedge funds, as well as smaller, private investment firms and certain high net worth individuals. We grew our business during 2004 by adding new institutional customers that use our research and sales and trading services. During 2004, we transacted brokerage business with approximately 600 institutional customers, up from 360 in 2003,  and the number of active institutional accounts increased sequentially each quarter during the year. During 2004, one brokerage customer accounted for 10% of our revenue. We believe the number of active institutional accounts will continue to grow in 2005 based upon the hiring of additional sales and trading professionals and the expansion of our research coverage.

The customer base of our investment banking business consists of both private and publicly traded growth-oriented companies in selected growth sectors. We estimate that there are over 5,000 publicly traded companies with market capitalizations under $1 billion. Many of the investment banks that previously served these clients have either been acquired by larger institutions and are focusing primarily on larger clients, or have disappeared altogether. During 2004, no single investment banking customer accounted for more than 10% of our revenue.

Capital Markets

We have derived the majority of our revenue from our capital markets activities. Our capital markets activities include institutional sales and trading, research and investment banking.

Institutional Sales and Trading

Merriman Curhan Ford & Co. focuses on providing research and sales and trading services to institutional investors in the United States. We execute securities transactions for institutional investors such as money managers, mutual funds, hedge funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the marketing and trading expertise that we provide.

We provide integrated research and trading solutions to try and help our clients invest profitably, make money, grow their portfolios and ultimately their businesses. We understand the importance of building strategic relationships with our clients who we believe look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public companies early in their corporate life cycles and with private companies as they begin to reach their later stages prior to going public. We strive to provide unique investment opportunities in fast growing companies and to help our clients execute trades rapidly, efficiently and accurately.

Our sales professionals focus on communicating investment ideas and executing transactions on behalf of our investor clients in securities of companies from sectors followed by our analysts. By actively trading in these securities, we endeavor to couple the capital market information flow with the fundamental information flow provided by our analysts to get our clients favorable execution of investment strategies. Sales professionals work closely with our research analysts to provide up-to-date information to our institutional clients. We are active with our clients and plan to be involved with our clients over the long term.

Our trading professionals facilitate trading in equity securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange. We make markets in approximately 175 securities and are presently authorized to make markets in an additional 25 over-the-counter securities.

Research

A key part of our strategy is to support our businesses with specialized and in-depth research. Our analysts cover a universe of over 130 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract institutional brokerage clients.

Supported by the firm’s capital markets and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in companies that are not widely held and that we believe are undervalued. Given the contrarian nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors.

Our research focuses on bottom-up, fundamental analysis of fast growing companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver what we believe is timely, accurate, and value-added information to our clients.

Our objective is to build long lasting relationships with our clients by providing investment recommendations that directly equate to enhanced performance of their portfolios. Further, given our boutique approach and focus on quality service, we believe our analysts are in a unique position to maintain close, ongoing communication with both our corporate and institutional clients. The industry sectors covered by our research analysts include:

•

Biotechnology and Therapeutics

•

Computer Hardware and Networking

•

Data Communications and Networking

•

Enterprise Data Equipment

•

Enterprise Software

•

Gaming

•

Industrial Technologies

•

Internet Applications and Services

•

Medical Devices

•

Next Generation Energy

•

Restaurants and Consumer

•

Retail and Apparel

•

Semiconductor Assembly and Test Outsourcing

•

Special Situations

•

Wireless Technology

We believe these sectors represent some of the fastest-growing and most dynamically evolving industry and company opportunities in the market. We also believe that within these industry sectors there will be increasing demand for the products and services we offer and that this in turn will provide diversification opportunities for our business.

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our sales force, trading department and institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. We also produce comprehensive industry sector reports. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments. All of the above is also available through a password protected searchable database of our daily and historical research archives, found on our Website at www.merrimanco.com/research.

Investment Banking

Our focus is to provide fast growing companies with the capital necessary to drive them to the next level of growth. This capital is generally used for new product development, sales expansion, strategic acquisitions, or for working capital purposes.

Merriman Curhan Ford & Co. provides a full range of investment banking services. We combine our capital markets experience with a focus on client service, providing what we believe is sound financial and strategic advice. We are typically focused on fast growing companies, helping to finance and advise them at the appropriate point in their business cycles. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

We offer a variety of financing structures to meet the individual needs of our clients. Our team tailors each transaction to meet the specific needs of our clients at a specific point in their growth cycle. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of investment banking and advisory services for small-capitalization companies. We provide the following services to our investment banking clients:

•

Capital Markets Advisory

•

Mergers and Acquisitions

•

Public Equity, Private Equity, and Mezzanine Financing

•

Restructurings

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

Institutional Cash Distributors

Institutional Cash Distributors, or ICD, is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. As of December 31, 2004, ICD clients have invested nearly $4 billion in money market funds from which ICD earns brokerage fees. ICD is a division of Merriman Curhan Ford & Co.

Asset Management

The mission of our asset management business is to extend our position as the trusted financial advisor and investment banker to both companies and entrepreneurs to include trusted financial advisor for managing corporate assets and individual wealth. The strategy of our asset management business is to build a fee-based, recurring revenue stream to complement the cyclical nature of our investment banking and institutional sales and trading revenue businesses. We plan to acquire existing asset management and wealth management businesses, partner with high quality asset managers, and form and grow our own product and service offerings.

In the daily course of our capital markets business, we execute transactions on behalf of both our institutional investor customers, as well as our corporate customers and their management teams.  Typical transactions include primary securities issuance, secondary sales and company sales.  As a result of executing these transactions we often help our corporate customers raise cash.  We also often create liquidity for the entrepreneurs and executives who founded and run these companies.  We plan to create entities to focus on managing these cash assets on behalf of both our corporate customers and individuals.  For our corporate customers our focus will be on managing short term fixed income or cash accounts.  We plan to offer actively managed cash accounts in addition to brokering money market mutual funds.

For the founders and executives of our corporate clients we create liquidity through open market sales, private placements and underwritings.  We offer personalized financial planning and wealth management to these clients through our MCF Wealth Management, LLC subsidiary.  In January 2005, we announced the signing of a definitive purchase agreement to acquire Catalyst Financial Planning & Investment Management, Inc.  Catalyst is a Registered Investment Advisor, or RIA, registered with the SEC.  Catalyst provides advice to clients that have invested approximately $115 million of assets. Catalyst’s clients include individuals, trusts, and charitable foundations.  Catalyst typically charges a flat percentage of assets fee for rendering this advice.  Until our acquisition, Catalyst has operated as an independent firm and plans to continue to grow its client and asset base through its own referral network.  We plan to introduce new potential clients to Catalyst from our corporate and venture services group as well as our investment banking department.  In addition, we plan to evaluate the acquisition of other independent, fee-based financial planning and RIA firms to offer a broad array of wealth management advisory choices for potential clients.

In addition to offering wealth management services, we plan to offer the founders and executives of our corporate clients, as well as other wealthy individual clients access to alternative investment strategies. The 1990's were a decade of broad stock market appreciation.  Individual investors were handsomely rewarded for buying exposure to the stock market by investing in either long only mutual funds, market indices or individual stocks.  So far this decade, equity returns have not been as strong or as consistent as throughout the 1990's.  As a result, interest in alternative investment strategies, i.e. alternatives to long equity exposure such as market neutral, convertible arbitrage, currency arbitrage and real estate, have grown in popularity. Investing in alternative investment strategies will ideally produce absolute returns that are not correlated with broad stock market indices and represent a diversification of risk for investors.  We believe that it will remain difficult to generate consistent positive investment returns solely through long exposure to equity markets.  More importantly we believe wealthy individuals have reached that same conclusion and will continue to shift more of their investment dollars into alternative asset class strategies.  According to the World Wealth Report 2004 published by Merrill Lynch and CapGemini, global high net worth individual wealth totaled approximately $28.8 trillion globally and was forecast to grow to $40.7 trillion globally by 2008.  Only 13% of that $28.8 trillion in wealth was allocated to alternative investment strategies.  Each one percent shift in asset allocation towards alternative investments represents approximately $300 billion of inflows to alternative asset managers.  It is our intent to help our clients in their risk versus asset diversification by offering access to alternative investment strategies.  We plan to evaluate opportunities to acquire and partner with managers of alternative asset investments, as well as establish our own alternative investment products.

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

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance with the legal and regulatory requirements of our investment banking and broker-dealer and asset management businesses and  our exposure to market, credit, operations, liquidity, compliance, legal and reputational risk. In addition, our compliance personnel test and audit for compliance with our internal policies and procedures. Our general counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we retain outside consultants and attorneys for their particular functional expertise.

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

Recent rapid advancements in computing and communications technology, particularly the Internet, are substantially changing the means by which financial services and information are delivered. These changes are providing consumers with more direct access to a wide variety of financial and investment services, including market information and on-line trading and account information. Advances in technology also create demand for more sophisticated levels of client services. We are committed to using technological advancements to provide a high level of client service to our target markets. Provision of these services may entail considerable cost without an offsetting source of revenue.

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

Credit risk is the risk of loss due to an individual customer’s or institutional counterparty’s unwillingness or inability to fulfill its obligations.

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

Employees

MCF Corporation and its subsidiaries employed 116 persons as of December 31, 2004.

Geographic Area

The Company is domiciled in the United States and all of our revenue is attributed to United States and Canadian customers. All of the Company’s long-lived assets are located in the United States.

Available Information

Our website address is www.merrimanco.com. You may obtain free electronic copies of our reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Company Info” portion of our website, under the heading "Investor Relations" and then “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

ITEM 2.

PROPERTIES

As of December 31, 2004, all of our properties are leased. Our principal executive offices are located in San Francisco, California. We lease four offices to support our various investment banking and broker-dealer related activities. These offices are located in New York, Boston, Los Angeles and Portland. We believe the facilities we are now using are adequate and suitable for business requirements.

 ITEM 3.

LEGAL PROCEEDINGS

Merriman Curhan Ford & Co. v. The Seidler Companies, Inc. — NASD Arbitration

During 2004, our broker-dealer subsidiary hired a research analyst. Prior to employment with Merriman Curhan Ford & Co. the analyst was employed by The Seidler Companies, Inc., or Seidler, in a similar capacity. The analyst was employed under an employment contract that included terms which general counsel and outside counsel believe unlawfully restrict the analyst’s employment activities.

In March 2004, we acted as a co-agents for a small private placement for a client. The client was introduced to one of our investment banking managing directors. At the time of introduction, Seidler had been trying to win the investment banking business, but had failed to obtain a signed engagement letter with the client. We subsequently received a signed engagement letter from the client that named Merriman Curhan Ford & Co. as co-placement agent. The investment banking transaction was completed.

Thereafter, in March 2004 we received a cease and desist letter from attorneys representing Seidler. Seidler claims that our analyst used proprietary information in violation of his employment agreement when introducing Merriman Curhan Ford & Co. to the client. Seidler further claims that we used unfair business tactics to win the business. In response to the claims, Merriman Curhan Ford & Co. and our analyst filed a claim in arbitration with the NASD in June 2004. It is our belief that as members of the NASD, Merriman Curhan Ford & Co. and Seidler must resolve their disputes before the NASD arbitration board. We allege unfair business practice and seek a declaration that our analyst’s prior employment contract is unenforceable.

On July 16, 2004, we were served with a complaint from Seidler filed in the Los Angeles County Superior Court. Plaintiffs are seeking unspecified damages. We have successfully moved to stay the legal action. The matter is in the preliminary stages of arbitration, however, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

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

The plaintiffs allege that stock option agreements given to them in May of 1999 are still valid and exercisable. The Company rejected the plaintiffs’ requests to exercise their stock option grants on the basis that they expired several years ago after the plaintiffs completed their services to the Company. In November 2004, the Company and the plaintiffs signed a binding settlement agreement providing for the issuance to plaintiffs of 130,000 shares of MCF Corporation common stock.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol “MEM.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low
2004
Fourth Quarter	$2.05	$1.10
Third Quarter	2.22	1.24
Second Quarter	2.85	1.90
First Quarter	3.10	0.88

2003
Fourth Quarter	$1.19	$0.71
Third Quarter	1.25	0.13
Second Quarter	0.69	0.20
First Quarter	0.30	0.14

The closing sale price for our common stock on February 14, 2005 was $1.85. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

According to the records of our transfer agent, we had approximately 307 stockholders of record as of February 14, 2005. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

Recent Sale of Unregistered Securities

On August 10, 2004, MCF Corporation entered into a strategic alliance with London Merchant Securities plc, or LMS. In conjunction with this alliance, LMS made a private investment of $6.0 million in MCF Corporation. The Company issued 4,615,385 shares of common stock to LMS at $1.30 per share. LMS also received warrants to purchase an additional 1,384,616 shares of common stock at a price of $1.48 per share. All of the securities described in this paragraph: (i) were issued to private investors without the involvement of underwriters; (ii) were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933 and carried certain registration rights; (iii) and were included, together with certain other securities of the Company, in the Company’s Registration Statement on Form S-3 (file number 333-118708) declared effective on October 5, 2004.

ITEM 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	As of and for the year ended December 31,
	2004	2003	2002	2001	2000
Statement of operations data:
Revenue	$38,368,310	$18,306,011	$6,469,494	$205,502	$91,223
Operating expenses	36,194,924	16,832,676	8,343,247	28,095,500	42,192,065
Operating income (loss)	2,173,386	1,473,335	(1,873,753)	(27,889,998)	(42,100,842)
Income (loss) from continuing operations	1,874,286	2,971,263	(3,141,799)	(29,299,485)	(44,728,894)
Net income (loss)	1,874,286	2,971,263	(3,404,642)	(30,072,176)	(44,728,894)
Diluted net income (loss) per common share	$0.02	$0.06	$(0.18)	$(1.66)	$(2.69)
Financial condition data:
Cash and cash equivalents	$17,459,113	$6,142,958	$1,402,627	$4,358,091	$2,115,152
Marketable securities owned	2,342,225	608,665	764,421	—	12,124,635
Total assets	25,007,824	9,703,946	3,769,127	7,506,781	16,263,816
Notes payable, net	1,487,728	1,927,982	8,455,085	8,141,704	—
Stockholders’ equity (deficit)	$16,733,850	$5,261,210	$(5,529,354)	$(3,441,733)	$13,662,946

[Balance of page intentionally left blank]

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in the Annual Report on Form 10-K.

Introduction

MCF Corporation is a financial services holding company that provides capital markets services, including institutional sales and trading, research and investment banking, as well as asset management, wealth management and corporate and venture services through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC.

Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies. We provide investment research, brokerage and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. We are focused on providing a full range of specialized and integrated services, including:

•

Research

•

Sales and Trading

•

Specialized Execution

•

Market Making

•

Equity Capital Markets

•

Corporate and Venture Services

•

Corporate Finance

•

Restructurings

•

Mergers and Acquisitions

•

Capital Markets Advisories

Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation.

MCF Asset Management, LLC and MCF Wealth Management, LLC are two recently formed businesses intended to produce a fee-based, recurring revenue stream to complement the cyclical nature of our investment banking and institutional sales and trading revenue businesses. We plan to acquire existing asset management and wealth management businesses, partner with high quality asset managers, and form and grow our own product and service offerings.

Our overall aim is to fill the void in investment banking services for fast growing companies by offering research, brokerage, investment banking, advisory and corporate services for our institutional and corporate clients. By the end of the 1990’s, many of the investment banking firms that previously served fast growing companies were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are filling the gap created by the refocusing and/or disappearance of such firms by originating differentiated, contrarian research for our institutional investor clients and providing specialized services for our fast growing corporate clients. The market sectors for our research focus include technology, consumer, healthcare and life technology. Within these sectors, the specific industries covered include industrial technologies, next generation energy, enterprise software, internet applications and services, data communications, wireless technologies, gaming, semi-conductor capital equipment, retail and apparel, restaurants and consumer, biotechnology/therapeutics, medical devices, financial services, and special situations.

Our activities include the following:

•

Trading Commissions and Principal Transactions - We facilitate customer transactions with institutional investors and take proprietary positions though market making in, and trading of, equity securities.

•

Investment Banking - We provide a broad range of investment banking services to emerging growth corporations.

Executive Overview

Our company has grown rapidly since we launched Merriman Curhan Ford & Co., our investment bank and broker-dealer business, at the beginning of 2002. Our revenue, operating expenses and headcount have increased sequentially since 2002 and our company has been profitable for the years ended December 31, 2004 and 2003. We are increasingly being recognized in the market place as a full service institutional investment bank and broker-dealer focused on fast growing companies. During 2004, we were co-manager on ten registered equity underwriting transactions that raised over $500 million for our clients, up from one in 2003 and none in 2002. Also during 2004, we raised over $175 million for corporate clients in private placements of equity and debt instruments, up from $96 million in 2003 and $3 million in 2002.

Our plan is to continue to grow the investment banking and broker-dealer business while we extend our position as trusted financial advisor to both companies and entrepreneurs to trusted financial advisor with respect to managing corporate assets and individual wealth. During 2004 we created MCF Asset Management, LLC and during early 2005 we created MCF Wealth Management, LLC. We intend to have these businesses produce fee-based, recurring revenue streams to complement the cyclical nature of the firm’s existing business. We plan to acquire existing asset management and wealth management businesses, partner with high quality asset managers, and form and grow our own product and service offerings. Prior to 2002, we were focused on developing a telecommunications bandwidth brokerage company which was an entirely different business from our current business model. During 2002, we terminated our efforts toward building the bandwidth brokerage business model.

Though our operating results have reflected significant revenue growth and we were profitable during 2003 and 2004, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally.

Business Environment

The business environment for 2004 was unusual in many aspects.  It was a year that was marked by a series of rate hikes by the Federal Reserve that did not seem to affect the market for longer-dated government debt.  In addition, even as short term rates methodically rose, the equity markets were able to shrug off the impact of the hikes. Against this backdrop, smaller company stocks outperformed. During the past two years, small company stocks as measured by the Russell 2000 index outperformed the big cap S&P 500 benchmark by more than 1,000 basis points annualized. 2004 was also a big year for commodities almost across all sectors.  Some analysts attribute the strength to a strong global rebound while many cite the increased speculation in this asset class by hedge fund managers. The action in commodities made the stability in long term US interest rates all the more remarkable.

The geopolitical situation in the Middle East also was a significant factor in the business environment for the financial services industry.  At the end of 2004, the promise of elections in Iraq and among the PLO held out hope for further steps toward stability in that vital region. In the United States, the conclusion of the election cycle made the political landscape in the US much more certain in 2004. With so many unusual events taking place in 2004 it was surprising that stock market volatility fell to historically low levels. Amid a good economy and still accommodative interest rate environment, the windows to the capital markets remained open for most companies. Those who needed to raise capital in equity and debt markets were usually successful in 2004. Dividends also made the headlines in 2004 as Microsoft paid a $3 special dividend that amounted to a $32 billion liquidity infusion. Share buybacks also helped maintain the favorable supply/demand fundamentals for stocks.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the technology, consumer, healthcare and life technology sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

The financial services industry continues to be affected by an intensifying competitive environment. There has been an increase in the number and size of companies competing for a similar customer base; some of such competitors have greater capital resources and additional associated services with which to pursue these activities.

Results of Operations

The following table sets forth a summary of financial highlights for the three years ended December 31, 2004:

	2004	2003	2002
Total revenue	$38,368,310	$18,306,011	$6,469,494
Total operating expenses	36,194,924	16,832,676	8,291,735
Operating income (loss)	2,173,386	1,473,335	(1,822,241)
Net income (loss)	1,874,286	2,971,263	(3,404,642)

EBITDA	3,797,695	2,088,346	(1,096,708)
Add:
Gain on retirement of convertible note payable	—	3,088,230	—
Less:
Interest expense	(50,654)	(263,156)	(983,261)
Income tax expense	(249,744)	(74,884)	—
Depreciation and amortization	(162,318)	(77,918)	(394,188)
Common stock issued for services	(215,800)	(121,449)	(378,822)
Amortization of stock-based compensation	(1,125,760)	(376,161)	(170,021)
Amortization of discounts on convertible notes payable	(95,793)	(702,412)	(313,381)
Amortization of debt issuance costs	(23,340)	(589,333)	(68,261)

Net income (loss)	$1,874,286	$2,971,263	$(3,404,642)

EBITDA (earnings before interest, taxes, depreciation and amortization) is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended.. We consider EBITDA an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible asset amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Our revenue has increased by 183% from 2002 to 2003 and by 110% from 2003 to 2004, reflecting the overall growth of our investment banking and broker-dealer activities. This revenue growth was accompanied by growth in EBITDA and our maintaining overall profitability in 2003 and 2004. Currently, we strive to maximize revenue as opposed to maximize profits as we increase our market share.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•

Agency Commissions - Agency commissions include revenue resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent.

•

Principal Transactions - Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in our trading security inventory.

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	2004	2003	2002
Revenue:
Commissions	$21,826,628	$9,547,061	$5,658,187
Principal transactions:
Customer principal transactions, proprietary trading and market making	$1,758,119	$1,173,813	$462,804
Investment portfolio	1,030,001	177,073	4,769
Total principal transactions revenue	$2,788,120	$1,350,886	$467,573
Transaction Volumes:
Number of shares traded	919,112,079	370,845,147	303,884,076
Number of active clients	599	367	185

Agency commissions amounted to $21,827,000, or 57%, of our revenue during 2004, representing a 129% increase over $9,547,000 recognized during 2003. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2004 as compared to 2003. During 2004, one brokerage customer accounted for 10% of our revenue, while no single brokerage customer accounted for more than 10% of our revenue during 2003.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $2,788,000, or 7%, of our revenue during 2004, representing a 106% increase compared to $1,351,000 recognized during 2003. We increased our market making and proprietary trading activities during 2004. Additionally, our investment portfolio, which primarily consists of stock warrants and restricted common stock that we earn in connection with our investment banking activity, increased in value during 2004.

Investment Banking Revenue

Our investment banking activity includes the following:

•

Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•

Financial Advisory.  Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three years ended December 31, 2004:

	2004	2003	2002
Revenue:
Capital raising	$11,845,148	$6,657,836	$141,250
Financial advisory	1,883,408	720,972	172,717
Total investment banking revenue	$13,728,556	$7,378,808	$313,967
Transaction Volumes:
Public offerings:
Capital underwritten	507,952,000	152,168,000	—
Number of transactions	10	1	—
Private placements:
Capital raised	176,822,000	96,082,000	2,575,000
Number of transactions	13	12	2
Financial advisory:
Transaction amounts	32,800,000	4,750,000	—
Number of transactions	2	1	—

Our investment banking revenue amounted to $13,729,000, or 36% of our revenue during 2004, representing a 86% increase compared to $7,379,000 recognized in 2003. The increase in our investment banking revenue during 2004 can be attributed to the hiring of experienced investment bankers during 2003 and 2004, the increased awareness of our brand in the market place and an accommodative business environment during 2004. During 2003 and 2004, we increased our investment banking headcount from 3 to 15.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes base salaries and discretionary bonuses, as well as incentive compensation paid to sales and trading, and investment banking professionals. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commission revenue production but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

The following table sets forth the major components of our compensation and benefits for the three years ended December 31, 2004:

	2004	2003	2002
Incentive compensation and discretionary bonuses	$17,694,420	$7,316,958	$2,706,045
Salaries and wages	5,801,390	2,728,519	1,789,688
Stock-based compensation	1,115,909	362,280	170,023
Payroll taxes, benefits and other	2,153,546	1,275,110	511,530
Total compensation and benefits	$26,765,265	$11,682,867	$5,177,286

The increase in compensation and benefits expense of $15,082,000, or 129%, from 2003 to 2004 and $6,506,000, or 126%, from 2002 to 2003 was due primarily to higher incentive compensation which is directly correlated to revenue production. Additionally, we have grown our headcount at a brisk but measured pace since we started Merriman Curhan Ford & Co. at the beginning of 2002. Our headcount has increased from 14 at January 1, 2002 to 41 at December 31, 2002 to 80 at December 31, 2003 to 116 at December 31, 2004. The increase in stock-based compensation during 2004 reflects our decision to grant restricted stock to new and existing employees beginning in the second half of 2003. Prior to 2003, we only granted stock options to employees which are accounted for under the intrinsic value method.

The amount of compensation and benefits that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. We anticipate compensation and benefits for 2005 will increase sequentially over 2004 due primarily to our forecast for higher revenue in 2005.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. The increase of $782,000, or 49% from 2003 to 2004 and $615,000, or 62% from 2002 to 2003 is in line with the increases in agency commissions and principal transactions. We anticipate brokerage and clearing fees for 2005 will increase sequentially over 2004 as we are forecasting a higher level of brokerage transactions for 2005.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $613,000 or 89%, from 2003 to 2004 was primarily attributed to increased accounting and audit costs, legal expense in connection with pending litigation involving the Company, and consulting fees in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. The increase of $121,000, or 21%, from 2002 to 2003 was primarily attributed to consulting costs incurred related to our compliance department and the filing of registration statements with the Securities and Exchange Commission. We anticipate professional services expense for 2005 will increase sequentially as compared to 2004.

Occupancy and equipment includes rental costs for our facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $577,000, or 151%, from 2003 to 2004 and $145,000, or 61%, from 2002 to 2003 resulted mostly from expansion of our offices and computer equipment purchases resulting from the hiring of additional institutional brokerage and investment banking professionals. During 2004, we moved into larger office spaces in San Francisco, New York, Boston, Los Angeles and Portland. We anticipate occupancy and equipment expense for 2005 will increase sequentially over 2004.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue. The increase of $576,000, or 70%, from 2003 to 2004 and $462,000, or 126%, from 2002 to 2003 was due to higher telephone and data service fees incurred in our brokerage operations. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices. We anticipate communications and technology expense for 2005 will increase sequentially over 2004.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $84,000, or 108%, from 2003 to 2004 was due to increased capital expenditures to facilitate our growth and expansion. The decrease of approximately $316,000, or 80%, from 2002 to 2003 was due primarily to the disposal of equipment and fixtures not utilized during the fourth quarter of 2002. We anticipate depreciation and amortization expense for 2005 will increase sequentially over 2004.

Other operating expense includes professional liability and property insurance, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $1,647,000, or 105%, from 2003 to 2004 was attributed to expenses associated with our first investor conference, higher travel expenses, business development costs, and recruiting expenses. We anticipate other operating expense for 2005 will increase sequentially over 2004.

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

Interest Expense

Interest expense for 2004 included $51,000 for interest expense and $119,000 for amortization of discounts and debt issuance costs, while the 2003 amount included $263,000 for interest expense and $1,292,000 for amortization of discounts and debt issuance costs. The decline in interest expense resulted from the conversion of long-term debt to common stock in January 2004. The higher amortization of discounts and debt issuance costs in 2003 was due to the accelerated amortization that occurred as the notes payable were retired or converted to equity instruments during 2003.

Income Tax Expense

The 2004 and 2003 income tax expense reflected taxes calculated for federal and state tax purposes. Realization of our deferred tax assets depends upon us generating sufficient taxable income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, we concluded that a full valuation allowance of $31,295,000 was required as of December 31, 2004. No provision for income taxes was recorded in 2002 as we incurred a net operating loss during the year and provided a full valuation allowance against our deferred tax assets.

Loss from Discontinued Operations

The results of our continuing operations for 2002 exclude the revenue and expenses attributed to RMG Partners Corporation. In 2001, the Company formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary to provide risk management solutions through the use of derivative trading strategies. An affiliate of the principals of

RMG, BL Partners, LLC, had the right to purchase the Company’s interest in RMG for $300,000. In April 2002, BL Partners, LLC exercised its right to purchase RMG in accordance with the terms of the agreement. Loss from discontinued operations in 2002 was comprised of revenue and expenses in the amount of $730,000 and $993,000, respectively.

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

Valuation of Securities Owned

Securities owned that are not readily marketable are carried at fair value, with the accompanying gains and losses reflected in our results of operations. The fair value of securities, for which a quoted market or dealer price is not available, is based on management’s estimates. Among the factors considered by management in determining the fair value of securities are the cost of the securities, terms and liquidity, developments since the acquisition of the securities, the sales price of recently issued securities, the financial condition and operating results of the issuer, earnings trends and consistency of operating cash flows, the long-term business potential of the issuer, the quoted market price of securities with similar quality and yield that are publicly traded, and other factors generally pertinent to the valuation of securities. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Where available, we use prices from independent sources such as listed market prices or dealer quotations.

Revenue Recognition

We recognize brokerage revenue once the trade is consummated and the earnings process is complete. Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance of services rendered are recognized as revenue over the service period. Transaction-related expenses to date have been expensed as incurred. As co-manager for registered equity underwriting transactions, we must estimate the transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that we will recognize as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which we receive the final settlement, typically 90 days following the closing of the transaction.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2004 and 2003 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During 2004, we increased our liquidity by raising $6,000,000 from the issuance of common stock and from the cash flow provided by our operations. As of December 31, 2004, we had long-term notes payable of $1,488,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of December 31, 2004, liquid assets consisted primarily of cash and cash equivalents of $17,459,000 and marketable securities of $2,342,000, for a total of $19,801,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $11,639,000, which exceeded the amount required by $11,157,000.

Cash and cash equivalents increased by $11,316,000 during 2004. For 2004, cash provided by financing activities was $7,453,000 and cash provided by operating activities was $4,408,000, primarily attributed to our net income adjusted for certain non-cash expenses, as well as increases and decreases in operating assets and liabilities. Non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash used in investing activities in 2004 was $545,000, reflecting the purchase of equipment and fixtures.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements, both for the next twelve months as well as for the long-term. However, we may require additional capital investment to fund our working capital if we incur future operating losses. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

The following is a table summarizing our significant commitments as of December 31, 2004, consisting of debt payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2005	$1,141,775	$801,500	$195,480
2006	106,775	896,036	194,321
2007	106,775	770,249	115,487
2008	243,990	614,520	—
2009	—	549,310	—
Thereafter	—	1,123,895	—

Total commitments	$1,599,315	$4,755,510	$505,288

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2004. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial accounting Standards No.123 (revised 2004), or SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition for years prior to January 1, 2003. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Under the modified-retrospective method, which includes the requirements of the modified prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS 123(R) no later than July 1, 2005, but have not yet determined what method we will use.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard did not have a material impact on our financial position or results of operations.

Quarterly Financial Data

The table below sets forth the operating results represented by certain items in our statements of operations for each of the eight quarters in the period ended December 31, 2004. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2004
	1st	2nd	3rd	4th
Revenue	$11,222,276	$9,010,718	$6,303,347	$11,831,969
Operating expenses	9,532,753	8,458,330	7,761,801	10,442,040
Operating income (loss)	1,689,523	552,388	(1,458,454)	1,389,929
Net income (loss)	1,244,421	492,665	(1,028,847)	1,166,047
Basic net income (loss) per common share	$0.02	$0.01	$(0.02)	$0.02
Diluted net income (loss) per common share	$0.02	$0.01	$(0.02)	$0.01

	2003
	1st	2nd	3rd	4th
Revenue	$1,867,056	$2,579,806	$7,772,321	$6,086,828
Operating expenses	2,485,581	2,833,530	6,270,683	5,242,882
Operating income (loss)	(618,525)	(253,724)	1,501,638	843,946
Net income (loss)	(826,495)	1,758,149	1,386,881	652,728
Basic net income (loss) per common share	(0.04)	0.05	0.05	0.01
Diluted net income (loss) per common share	$(0.04)	$0.04	$0.02	$0.01

Risk Factors

Investing in our securities involves a high degree of risk. In addition to the other information contained in this annual report, including reports we incorporate by reference, you should consider the following factors before investing in our securities.

It is difficult to evaluate our business and prospects because we have a limited operating history.

We began actively engaging in providing securities brokerage and investment banking services in January 2002. This was an entirely new business for us, and was a complete break with our previous business, the bandwidth brokerage business. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by fast growing companies in their early stage of development. We cannot assure you that we will be successful in addressing these risks and our failure to do so could have a material adverse effect on our business and results of operations.

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

In addition to Mr. Merriman, we are currently managed by a small number of key management and operating personnel. We do not maintain “key man” insurance on any employee. Our future success depends, in part, on the continued service of our key executive, management and technical personnel, and our ability to attract highly skilled employees. Our business could be harmed if any key officer or employee were unable or unwilling to continue in his or her current position. From time to time we have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees. Competition for employees in our industry is significant. If we are unable to retain our key employees or attract, integrate or retain other highly qualified employees in the future, such failure may have a material adverse effect on our business and results of operations.

Our business is dependent on the services of skilled professionals, and may suffer if we can not recruit or retain such skilled professionals.

During the year ended December 31, 2004, one sales professional accounted for 15% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the year ended December 31, 2004, one customer accounted for 10% of our revenue. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

We plan to expand our operations. Our growth, if it occurs, will impose significant demands on our management, financial, technical and other resources. We must adapt to changing business conditions and improve existing systems or implement new systems for our financial and management controls, reporting systems and procedures and expand, train and manage a growing employee base in order to manage our future growth. We may not be able to implement improvements to our internal reporting systems in an efficient and timely manner and may discover deficiencies in existing systems and controls. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems. Furthermore, we may acquire existing companies or enter into strategic alliances with third parties, in order to achieve rapid growth. For us to succeed, we must make our existing business and systems work effectively with those of any strategic partners without undue expense, management distraction or other disruptions to our business. We may be unable to implement our business plan if we fail to manage any of the above growth challenges successfully. Our financial results may suffer and we could be materially and adversely affected if that occurs.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 23% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding options and warrants. During 2004, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $1.82 per share, represent approximately 21% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

•

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

     MCF Corporation and subsidiaries

We have audited the accompanying consolidated statements of financial condition of MCF Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of MCF Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

February 11, 2005

MCF CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2004	2003	2002
Revenue:
Commissions	$21,826,628	$9,547,061	$5,658,187
Principal transactions	2,788,120	1,350,886	467,573
Investment banking	13,728,556	7,378,808	313,967
Other	25,006	29,256	29,767
Total revenue	38,368,310	18,306,011	6,469,494
Operating expenses:
Compensation and benefits	26,765,265	11,682,867	5,177,286
Brokerage and clearing fees	2,383,831	1,602,200	987,051
Professional services	1,299,540	686,190	565,240
Occupancy and equipment	960,849	383,457	238,876
Communications and technology	1,404,702	828,512	367,357
Depreciation and amortization	162,318	77,918	394,188
Other	3,218,419	1,571,532	561,737
Total operating expenses	36,194,924	16,832,676	8,291,735
Operating income (loss)	2,173,386	1,473,335	(1,822,241)
Gain on retirement of convertible note payable	—	3,088,230	—
Interest income	120,431	39,483	45,345
Interest expense	(169,787)	(1,554,901)	(1,364,903)
Income (loss) from continuing operations before income taxes	2,124,030	3,046,147	(3,141,799)
Income tax expense	(249,744)	(74,884)	—
Income (loss) from continuing operations	1,874,286	2,971,263	(3,141,799)
Loss from discontinued operations	—	—	(262,843)
Net income (loss)	$1,874,286	$2,971,263	$(3,404,642)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.07	$(0.17)
Loss from discontinued operations	—	—	(0.01)
Net income (loss)	$0.03	$0.07	$(0.18)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.02	$0.06	$(0.17)
Loss from discontinued operations	—	—	(0.01)
Net income (loss)	$0.02	$0.06	$(0.18)
Weighted average number of common shares:
Basic	58,578,048	32,501,831	20,303,927
Diluted	78,175,121	45,430,392	20,303,927

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$17,459,113	$6,142,958
Securities owned:
Marketable, at fair value	2,342,225	608,665
Not readily marketable, at estimated fair value	259,340	637,533
Restricted cash	625,000	500,000
Due from clearing broker	787,862	775,697
Accounts receivable, net	1,579,393	498,236
Equipment and fixtures, net	1,032,797	192,421
Debt issuance costs	—	23,340
Prepaid expenses and other assets	922,094	325,096
Total assets	$25,007,824	$9,703,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$431,656	$179,620
Commissions payable	2,840,239	1,006,192
Accrued liabilities	2,962,660	1,149,321
Due to clearing and other brokers	99,205	154,995
Securities sold, not yet purchased	—	225
Capital lease obligation	452,486	24,401
Convertible notes payable, net	166,404	520,612
Notes payable	1,321,324	1,407,370
Total liabilities	8,273,974	4,442,736
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A - $0.0001 par value; 2,000,000 shares authorized; 0 and 657,201 shares issued and outstanding as of December 31, 2004 and 2003, respectively; aggregate liquidation preference of $0	—	66
Preferred stock, Series B - $0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2004 and 2003; aggregate liquidation preference of $0	—	—
Preferred stock, Series C - $0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2004 and 2003; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 68,648,627 and 55,951,675 shares issued and 68,648,627 and 55,871,675 shares outstanding as of December 31, 2004 and 2003, respectively	6,865	5,595
Treasury stock	—	(363,653)
Additional paid-in capital	108,558,892	95,870,000
Deferred compensation	(3,163,876)	(1,244,490)
Accumulated deficit	(88,668,031)	(89,006,308)
Total stockholders’ equity	16,733,850	5,261,210
Total liabilities and stockholders’ equity	$25,077,824	$9,703,946

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	2,000,000	$200	19,028,204	$1,903	(80,000)	$(363,653)	$84,650,458	$—	$(87,730,641)	$(3,441,733)
Net loss	—	—	—	—	—	—	—	—	(3,404,642)	(3,404,642)
Issuance of common stock	—	—	3,073,375	307	—	—	1,146,693	—	—	1,147,000
Issuance of stock warrants	—	—	—	—	—	—	39,814	—	—	39,814
Conversion of preferred stock to common stock	(1,500,001)	(150)	1,500,001	150	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	—	—	189,486	—	(189,486)	—
Stock options issued or modified	—	—	—	—	—	—	130,207	—	—	130,207
Balance at December 31, 2002	499,999	$50	23,601,580	$2,360	(80,000)	$(363,653)	$86,156,658	$—	$(91,324,769)	$(5,529,354)
Net income	—	—	—	—	—	—	—	—	2,971,263	2,971,263
Issuance of preferred stock	20,550,000	2,055	—	—	—	—	5,003,746	—	(305,801)	4,700,000
Issuance of common stock	—	—	5,031,506	503	—	—	1,384,457	—	—	1,384,960
Issuance of restricted common stock	—	—	2,511,833	251	—	—	1,313,519	(1,313,770)	—	—
Issuance convertible note	—	—	—	—	—	—	129,215	—	—	129,215
Issuance of stock warrants	—	—	—	—	—	—	374,897	—	(231,801)	143,096
Conversion of preferred stock to common stock	(20,550,000)	(2,055)	20,550,000	2,055	—	—	—	—	—	—
Conversion of debt to common stock	—	—	4,256,756	426	—	—	1,149,574	—	—	1,150,000
Preferred stock dividend	157,202	16	—	—	—	—	64,934	—	(115,200)	(50,250)
Options w/intrinsic value to employees	—	—	—	—	—	—	293,000	(168,000)	—	125,000
Amortization of deferred compensation	—	—	—	—	—	—	—	237,280	—	237,280
Balance at December 31, 2003	657,201	$66	55,951,675	$5,595	(80,000)	$(363,653)	$95,870,000	$(1,244,490)	$(89,006,308)	$5,261,210

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	657,201	$66	55,951,675	$5,595	(80,000)	$(363,653)	$95,870,000	$(1,244,490)	$(89,006,308)	$5,261,210

Net income	—	—	—	—	—	—	—	—	1,874,286	1,874,286
Issuance of common stock	—	—	8,528,236	853	—	—	7,681,682	—	—	7,682,535
Issuance of restricted common stock	—	—	1,406,110	140	—	—	2,875,071	(2,875,211)	—	—
Issuance of treasury stock	—	—	—	—	80,000	363,653	—	—	(230,853)	132,800
Issuance of stock warrants	—	—	—	—	—	—	1,222,250	—	(1,212,399)	9,851
Conversion of preferred stock to common stock	(857,200)	(86)	857,200	86	—	—	—	—	—	—
Conversion of debt to common stock	—	—	1,905,406	191	—	—	449,809	—	—	450,000
Preferred stock dividend	199,999	20	—	—	—	—	92,737	—	(92,757)	—
Options w/ intrinsic value to employees	—	—	—	—	—	—	160,084	(139,250)	—	20,834
Amortization of deferred compensation	—	—	—	—	—	—	—	1,095,075	—	1,095,075
Tax benefits from employee stock option plans	—	—	—	—	—	—	207,259	—	—	207,259

Balance at December 31, 2004	—	$—	68,648,627	$6,865	—	$—	$108,558,892	$(3,163,876)	$(88,668,031)	$16,733,850

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,874,286	$2,971,263	$(3,404,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	162,318	77,918	394,188
Common stock issued for services	215,800	121,449	378,822
Restricted stock, stock options and warrants granted or modified	1,125,760	376,161	170,021
Tax benefits from employee stock option plans	207,259	—	—
Amortization of discounts on convertible notes payable	95,793	702,412	313,381
Amortization of debt issuance costs	23,340	589,333	68,261
(Gain) loss on settlement of obligations	—	(3,088,230)	(572,690)
Gain on sales of equipment and fixtures	—	—	(209,760)
Equipment and fixtures expense	30,398	3,252	240,137
Provision for doubtful accounts	21,100	—	7,500
Common stock received for services	(461,933)	(73,210)	(17,717)
Unrealized (gain) loss on securities	29,571	(198,561)	89,628
Changes in operating assets and liabilities:
Marketable securities owned	(923,230)	(193,714)	(852,399)
Restricted cash	(125,000)	110,240	(610,240)
Due from clearing broker	(12,165)	(651,644)	(124,053)
Accounts receivable	(1,102,257)	(470,575)	(35,161)
Prepaid expenses and other assets	(596,998)	(198,152)	134,881
Accounts payable	252,036	67,579	283,226
Commissions payable	1,834,047	680,841	325,351
Accrued liabilities	1,813,339	757,867	(139,234)
Due to clearing and other brokers	(55,790)	91,445	63,550
Assets and liabilities of discontinued operations	—	—	63,149
Net cash provided by (used in) operating activities	4,407,674	1,675,674	(3,433,801)
Cash flows from investing activities:
Purchase of equipment and fixtures	(546,899)	(199,274)	(10,063)
Proceeds from sale of equipment and fixtures	2,000	—	210,900
Proceeds from sale of discontinued operations	—	—	300,000
Net cash provided by (used in) investing activities	(544,899)	(199,274)	500,837
Cash flows from financing activities:
Proceeds from the issuance of common stock	6,579,377	17,885	—
Proceeds from the issuance of Series B preferred stock	—	1,750,000	—
Proceeds from the issuance of Series C preferred stock	—	250,000	—
Proceeds from the issuance of notes payable	—	1,000,000	—
Cash used to retire notes payable	—	(500,000)	—
Proceeds from the exercise of stock options and warrants	1,020,158	845,626	—
Debt service principal payments	(146,155)	(49,330)	—
Series A preferred stock dividends	—	(50,250)	—
Debt issuance costs	—	—	(22,500)
Net cash provided by (used in) financing activities	7,453,380	3,263,931	(22,500)
Increase (decrease) in cash and cash equivalents	11,316,155	4,740,331	(2,955,464)
Cash and cash equivalents at beginning of year	6,142,958	1,402,627	4,358,091
Cash and cash equivalents at end of year	$17,459,113	$6,142,958	$1,402,627

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year ended December 31,
	2004	2003	2002
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$101,613	$360,406	$421,624
Income taxes	$311,928	$4,800	$7,200
Non-cash investing and financing activities:
Conversion of notes payable to common stock	$450,000	$3,850,000	$—
Common stock issued to retire note payable	$—	$400,000	$—
Issuance of restricted stock	$2,875,211	$1,313,770	$—
Issuance of treasury stock	$230,853	$—	$—
Stock warrants issued to note payable investor	$—	$129,215	$—
Stock warrants issued to common and preferred stock investors	$1,212,399	$231,800	$—
Capitalization of interest related to debt restructuring	$—	$161,000	$—
Issuance of stock options with intrinsic value	$139,250	$168,000	$—
Preferred stock dividends	$92,757	$64,951	$189,486
Purchase of equipment and fixtures with capital lease	$488,193	$25,101	$—
Common stock issued to settle accrued liabilities and loans	$—	$—	$683,178
Conversion of preferred stock to common stock	$86	$—	$150

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

MCF Corporation is a financial services holding company that provides capital markets services, including institutional sales and trading, research and investment banking, as well as asset management, wealth management and corporate and venture services through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and growth-oriented institutional investors. MCF Asset Management, LLC and MCF Wealth Management, LLC are two recently formed businesses that are intended to produce a fee based, recurring revenue stream to complement the cyclical nature of the investment banking and institutional sales and trading revenue businesses.  Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investor Protection Corporation.

MCF Corporation, also referred to as the Company, formerly Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. In July 2000, the Company’s common stock was listed on the American Stock Exchange and currently trades under the symbol “MEM.” The Company’s corporate office is located in San Francisco, California.

In June 1999, Ratexchange 1, Inc. was acquired by the Company. It was the primary operating subsidiary engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. The Company went on to expand their service offerings by purchasing Xpit.com, Inc., or Xpit, in March 2001. Xpit was to enable the Company to offer trading and risk management systems to the futures industry. In April 2001, the Company formed RMG Partners Corporation, or RMG, as a wholly owned subsidiary. RMG provided risk management solutions through the use of derivative trading strategies. In October 2001, the Company sold the primary assets of Xpit. The Company sold RMG in April 2002. During 2002, the Xpit subsidiary was liquidated. During 2003 and 2004, Ratexchange 1, Inc. did not have active operations.

In December 2001, the Company acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. In January 2004, the Company formed MCF Asset Management, LLC as a wholly owned subsidiary.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2004 and 2003, MCF Corporation had three wholly owned U.S. subsidiaries that have been consolidated in the accompanying financial statements. The subsidiaries include Merriman Curhan Ford & Co., MCF Asset Management, LLC and Ratexchange 1, Inc. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Securities Owned

The Company follows broker-dealer accounting and as such, securities owned by the Company are carried at market value with unrealized gains and losses included in the statements of operations as a component of principal transactions revenue. The cost basis of each investment sold is specifically identified for purposes of computing realized gain and losses.

In connection with certain capital markets advisory services, the Company receives or acquires stock, stock warrants and notes receivable convertible into stock of the issuing company. Securities owned that are readily marketable are carried at quoted market prices on major exchanges. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Securities that are not readily marketable are stated at estimated market values as determined by management. Among the factors considered by management in

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determining the fair value of securities are the cost of the security, terms and liquidity, developments since the acquisition of the securities, the sales price of recently issued securities, the financial condition and operating results of the issuer, the long-term business potential of the issuer, and other factors generally pertinent to the valuation of securities. Where available, the Company uses prices from independent sources such as listed market prices or dealer quotations. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term.

Equipment and Fixtures

Equipment and fixtures are reported at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements.

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

Investment Banking Revenue

Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees for services rendered are recognized as revenue over the service period. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three years ended December 31, 2004 was accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three years ended December 31, 2004 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	2004	2003	2002
Net income (loss), as reported	$1,874,286	$2,971,263	$(3,404,642)
Add: Stock-based employee compensation expense included in the reported net income (loss)	93,078	139,000	130,208
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,838,982)	(3,426,880)	(3,519,820)

Pro forma net income (loss)	$128,382	$(316,617)	$(6,794,254)

Net income (loss) per share, as reported:
Basic	$0.03	$0.07	$(0.18)
Diluted	$0.02	$0.06	$(0.18)
Net income (loss) per share, pro forma:
Basic	$0.00	$(0.03)	$(0.34)
Diluted	$0.00	$(0.03)	$(0.34)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the years ended December 31, 2004 and 2003 by dividing net income less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the year ended December 31, 2002, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Concentrations

Substantially all of the Company’s cash and cash equivalents are held at two major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

During 2004, 2003 and 2002, one sales professional accounted for 15%, 13% and 66% of our revenue from continuing operations, respectively. During 2004, one customer accounted for 10% of our revenue while no single customer accounted for more than 10% of our revenue in 2003. During 2002, one customer accounted for 35% of our revenue from continuing operations.

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

Segment Reporting

The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Reclassification

Certain prior year amounts have been reclassified to conform with current year financial statement presentation. These reclassifications had no impact on previously reported net income (loss) or total stockholders’ equity.

Newly Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial accounting Standards No.123 (revised 2004), or SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, “Statement of Cash Flows.” The approach to accounting for share-based payments in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition for years prior to January 1, 2003. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 123(R) permits public companies to account for share-based payments using one of two methods: modified-prospective method or modified-retrospective method. Under the modified-prospective method, compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Under the modified-retrospective method, which includes the requirements of the modified prospective method described above, companies are permitted to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt SFAS 123(R) no later than July 1, 2005, but has not yet determined what method will be used.

In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

3.    Securities Owned

The Company trades equity and debt securities for clients in a broker or dealer capacity. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions. As of December 31, 2004 and 2003, fair value of marketable equity securities owned by the Company was approximately $2,342,000 and $609,000, respectively.

Securities owned that are not readily marketable consisted of convertible notes payable, unregistered common stock and stock warrants. As of December 31, 2004 and 2003, the discounted fair value of the securities owned that are not readily marketable was approximately $259,000 and $638,000, respectively, based on management estimates.

4.    Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2004	2003
Computer equipment	$409,135	$149,166
Furniture and equipment	277,680	76,582
Software	85,579	32,877
Leasehold improvements	488,733	—

	1,261,127	258,625
Less accumulated depreciation	(228,330)	(66,204)

	$1,032,797	$192,421

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004, the Company disposed of equipment and fixtures with a cost basis of $1,000. In 2003, the Company retired equipment and fixtures with a cost basis and accumulated depreciation of $249,000 that were no longer used in the Company’s operations. In 2002, the Company disposed of equipment and fixtures with a cost basis of $913,000 and accumulated depreciation of $673,000 that was not expected to be used in the Company’s operations.

5.    Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable outstanding at December 31, 2004 and 2003 consisted of the following amounts, presented net of certain discounts:

	December 31,
	2004	2003
Convertible notes payable:
Notes issued in 2003	$166,404	$390,167
Notes issued in 2001	—	130,445

	$166,404	$520,612

Notes payable:
Notes issued to Forsythe	$1,000,000	$1,000,000
Notes issued to Donald Sledge	321,324	407,370

	$1,321,324	$1,407,370

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes bear interest at 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes can be converted to common stock at a rate of $0.20 per share. In connection with the private placement, the Company issued warrants to purchase 1,250,000 shares of common stock with an exercise price of $0.30 per share and a five-year term. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount is being amortized over the five-year term. In October 2003, notes payable with a face amount of $500,000 were converted under their original terms into 2,500,000 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000. In December 2004, notes payable with a face amount of $300,000 were converted under their original terms into 1,500,000 shares of common stock resulting in the accelerated amortization of discounts in the amount of $50,000.

Convertible Notes Payable Issued in 2001

In November and December 2001, the Company completed private offerings of convertible notes, in an aggregate principal amount of $3.5 million, due December 31, 2011. The notes bear interest at 12% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning April 1, 2002. The notes may be converted into shares of the Company’s common stock at the election of the holder anytime before their maturity or their prior redemption or repurchase by the Company. The conversion rate is 2,703 shares of the Company’s common stock per each $1,000 principal amount of notes. The Company has the option to redeem all or a portion of the notes that have not been previously converted subsequent to (i) the registration under the Securities Act of 1933 of the common stock underlying the notes and (ii) the common stock achieving a closing price at or above $1.59 for 20 consecutive trading days.

In June 2003, the stockholders of the Company approved the offer to exchange the current convertible notes for Series C convertible preferred stock. During 2003, investors elected to exchange their notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock. The Series C convertible preferred stock is convertible on demand of the holder into common stock at a ratio of 1:1. The holders of the Series C preferred stock receive an annual dividend at the rate of 3.0% per annum, paid in cash and registration rights for the underlying

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. During 2003, certain investors with a principal amount of $650,000 that did not exchange their convertible notes for preferred stock converted their notes into common stock. During 2004, investors with the remaining principal amount of $150,000 that did not exchange their convertible notes for preferred stock converted their notes into 405,406 shares of common stock. As of December 31, 2004, the convertible notes are no longer outstanding.

In connection with the initial financing transaction, the Company granted to the convertible note investors warrants to purchase a total of 1,000,000 shares of common stock at $0.37 per share. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature in the amount of $242,000 and $333,000, respectively. The discounts were being amortized over the ten-year term using the effective interest method. Amortization of discounts during 2004, 2003 and 2002 was approximately $20,000, $494,000 and $57,000, respectively. Debt issuance costs amounting to $664,000, includes the fair value of warrants issued to the placement agent to purchase a combination of the Company’s convertible notes or common stock, plus stock warrants. The debt issuance costs were being amortized over a ten-year term using the straight-line method. Amortization of debt issuance costs during 2004, 2003 and 2002 was approximately $23,000, $589,000 and $68,000, respectively.

Note Payable Held by Forsythe

In September 2001, Forsythe McArthur & Associates, or Forsythe, agreed to forego all amounts owed by the Company under a lease obligation in exchange for a convertible note payable and stock warrants. The convertible note payable issued for $5.9 million accrued interest at 9% per annum and was due August 31, 2006. The interest was payable in cash, the Company’s common stock or a combination of both at the discretion of the Company. The note was convertible into shares of common stock on election of Forsythe at August 31, 2006 with a conversion price equal to 80% of the closing market price of the common stock.

In connection with the convertible note, the Company granted to Forsythe a warrant to purchase 520,833 shares of common stock at $0.48 per share. The convertible note was presented in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrant and beneficial conversion feature. The discounts were being amortized over the five-year term using the effective interest method. Amortization of discounts during 2003 and 2002 was approximately $60,000 and $240,000, respectively.

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

The fair value of the 2,000,000 shares of common stock issued was $400,000. The new promissory note was recorded at face value while the sum of gross future contractual interest payments amounting to $105,000 was recorded as interest payable. The total value of the consideration provided to Forsythe to retire the convertible note was $2,005,000. The carrying value of the convertible note at the time of retirement, net of certain discounts, was $5,093,000. The Company recorded a gain in the amount of $3,088,000 as a result this transaction.

Note Payable Held By Donald Sledge

During 2001, the Company renegotiated the severance terms included in its employment agreement with Donald Sledge, the former Chairman and CEO of the Company. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due May 2003.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest is payable at the maturity of the two-year term. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%. As of December 31, 2004 and 2003, the remaining principal amount of the note payable was $321,000 and $407,000, respectively. Mr. Sledge is a member of the Company’s Board of Directors.

Interest payable in connection with the notes described above is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2004 and 2003, interest payable amounted to $35,000 and $87,000, respectively.

6.     Stockholders’ Equity

Preferred Stock, Series A

In April 2001, the Company issued 2,000,000 shares of Series A convertible preferred stock at a price of $2.19 per share in connection with the purchase of Xpit.com, Inc. The preferred stock was convertible by the holders at a ratio of 1:1 into the Company’s common stock. The holders of the Series A preferred stock receive preferred stock dividends at a rate of 6% per annum. The holders of the Series A preferred stock had a liquidation preference of $2.75 per share, plus all declared but unpaid dividends. During 2002, holders of the Series A preferred stock converted 1,500,001 shares into common stock. During 2003, the Company issued a stock dividend totaling 157,202 shares of Series A preferred stock. During 2004, the Company issued a preferred stock dividend totaling 35,135 shares of Series A preferred stock. The Company offered to certain of the holders of the Series A preferred stock an additional 26,863 shares of common stock to induce the conversion of the remaining shares of Series A preferred stock to common stock. During 2004, holders of the Series A preferred stock converted the remaining 692,336 shares into 719,199 shares of common stock. Additionally during 2004, the Company issued 138,001 shares of its common stock to certain former holders of the Series A convertible preferred stock pursuant to anti-dilution provisions in the Certificate of Designation of the Series A preferred stock.

Preferred Stock, Series B

In April 2003, the Company completed a private placement financing that included the issuance of 8,750,000 shares of Series B convertible preferred stock at a purchase price of $0.20 per share. The preferred stock was convertible by the holders at a ratio of 1:1 into the Company’s common stock. The holders of the Series B preferred stock received cash dividends at the rate of 3.0% per annum and registration rights for the underlying common stock. In connection with the private placement, the Company also issued warrants to purchase 2,188,000 shares of common stock with an exercise price of $0.30 per share and a three-year term. The transaction included officers of MCF Corporation, institutions and accredited investors.

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

Preferred Stock, Series C

In April 2003, the Company completed a private placement financing that included the issuance of 1,000,000 shares of Series C convertible preferred stock at a purchase price of $0.25 per share. The preferred stock was convertible by the holders at a ratio of 1:1 into the Company’s common stock. The holders of the Series C preferred stock receive cash dividends at the rate of 3.0% per annum and registration rights for the underlying common stock. In connection with the private placement, the Company also issued warrants to purchase 250,000 shares of common stock with an exercise price of $0.30 per share and a three-year term.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock

In August 2004, the Company entered into a strategic alliance with London Merchant Securities plc, or LMS. In conjunction with this alliance, LMS made a private investment of $6,000,000 in MCF Corporation. The Company issued 4,615,385 shares of common stock to LMS at $1.30 per share. LMS was also issued warrants to purchase an additional 1,384,616 shares of common stock at a price of $1.48 per share. The Company registered these shares with the Securities and Exchange Commission in October 2004.

During 2004, investors of the Company’s convertible notes payable issued in 2001 and 2003 converted notes payable into 405,406 and 1,500,000 shares of common stock, respectively (see Note 5). Investors also converted shares of Series A preferred stock into 719,199 shares of common stock. Additionally, the Company issued 138,001 shares of its common stock to certain former holders of the Series A convertible preferred stock pursuant to anti-dilution provisions in the Certificate of Designation of the Series A preferred stock. Common stock issued in connection with the exercise of stock options and stock warrants during 2004 amounted to 3,300,941. Finally, the Company issued 1,406,100 shares of restricted common stock to employees and members of the Company’s Board of Directors, 50,000 shares to settle the Glen, Lukrich, Reichard v. MCF Corporation lawsuit and 561,910 shares in connection with the Company’s Employee Stock Purchase Plan.

As of December 31, 2003, the Company held 80,000 shares of treasury stock with a basis of $363,661. During 2004, the 80,000 shares were issued out of treasury in connection with the settlement of the Glen, Lukrich, Reichard v. MCF Corporation lawsuit. The Company recorded a charge to accumulated deficit in the amount of $231,000 for the difference between the fair value of the 80,000 shares on the date of issuance and the basis in the treasury stock.

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

During 2002, the Company issued 1,885,290 shares of common stock to Forsythe for interest expense, 449,876 shares of common stock in connection with RMG achieving specified revenue milestones (see Note 13), and 204,175 shares of common stock to employees and third parties for services rendered.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     Stock-Based Compensation

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan and 2003 Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2004 and 2003 there were no shares subject to repurchase.

As of December 31, 2004, there were 29,600,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of December 31, 2004, 2,969,483 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans.

The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements for employees, whereby compensation cost is measured to the extent that the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. During 2004, 2003 and 2000, the Company granted to employees stock options to purchase 825,000, 525,000 and 4,015,000 shares with intrinsic value, respectively. These amounts are being amortized on a straight-line basis over the vesting period, generally four years. Compensation expense resulting from option grants with intrinsic value amounted to $93,000, $139,000 and $130,000 in 2004, 2003 and 2002, respectively. As of December 31, 2004, the unamortized expense attributed to option grants with intrinsic value was $221,000.

A summary of stock option activity is as follows:

	2004		2003		2002
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	21,946,262	$0.88	12,662,889	$2.04	10,668,149	$3.63
Granted	1,857,500	1.66	12,515,000	0.44	6,448,104	0.41
Exercised	(859,662)	0.52	(462,149)	0.35	—	—
Canceled	(1,398,338)	1.91	(2,769,478)	4.32	(4,453,364)	3.48

Outstanding at end of year	21,545,762	$0.89	21,946,262	$0.88	12,662,889	$2.04

Exercisable at end of year	17,192,706	$0.88	14,063,894	$0.99	7,980,022	$2.70

Restricted Stock Grants

During 2004 and 2003, the Company granted 1,406,110 and 2,511,833 shares of restricted stock. At the date of grant, the recipient has most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a three to four year period beginning on the date of grant. The Company records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period.

Stock Warrants

During 2004, 2003 and 2002, the Company issued stock warrants to third-party service providers and in connection with the settlement of contractual obligations. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and EITF Issue No. 96-18. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee. During 2004, 2003 and 2002, the expense resulting from the issuance of these stock warrants was $10,000, $14,000 and $40,000, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 5 and Note 6, the Company also issued stock warrants to investors in connection with the issuance of convertible notes payable and convertible preferred stock. Such amounts were charged to expense as described in Note 5 and Note 6.

A summary of stock warrant activity is as follows:

	2004		2003		2002
	Shares	Wtd-Avg Exercise Price	Shares	Wtd- Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	7,554,203	$2.82	7,770,626	$5.82	8,054,376	$5.91
Granted	1,419,616	1.47	3,904,250	0.29	210,000	0.30
Exercised	(1,839,833)	0.57	(2,222,500)	0.31	—	—
Canceled	(585,000)	2.77	(1,898,173)	12,86	(493,750)	5.00
Outstanding at end of year	6,548,986	$3.16	7,554,203	$2.82	7,770,626	$5.82
Exercisable at end of year	6,548,986	$3.16	6,054,203	$2.24	6,270,626	$5.73

Stock Options and Warrants Outstanding

Summary of the outstanding stock options and warrants issued to employees and non-employees as of December 31, 2004 were as follows:

	Outstanding			Exercisable
Range of exercise prices	Warrants/ Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Warrants/ Options	Weighted Average Exercise Price
Employees
$ 0.18-$ 1.00	16,922,162	$0.44	8.0	14,433,381	$0.45
$ 1.01-$ 2.00	1,707,500	$1.50	9.1	541,663	$1.59
$ 2.01-$ 4.00	2,131,100	$3.05	6.3	1,581,100	$3.14
$ 4.01-$ 6.00	100,000	$5.69	5.5	100,000	$5.69
$ 6.01-$ 7.00	300,000	$7.00	5.1	300,000	$7.00
Employees	21,160,762			16,956,144
Non-employees
$ 0.18-$ 1.00	2,589,250	$0.29	3.2	2,440,812	$0.30
$ 1.01-$ 2.00	1,394,616	$1.48	3.6	1,394,616	$1.48
$ 2.01-$ 4.00	202,000	$2.76	1.1	202,000	$2.76
$ 4.01-$ 6.00	2,348,120	$4.96	1.0	2,348,120	$4.96
$ 6.01-$ 7.00	—	$—	—	—	$—
$14.40	400,000	$14.40	0.2	400,000	$14.40
Non-employees	6,933,986			6,785,548
Total	28,094,748			23,741,692

The weighted average fair value of each option and warrant granted in 2004 was $0.94 and $1.10, respectively. The weighted average fair value of each option and warrant granted in 2003 was $0.28 and $0.13, respectively. The weighted average fair value of each option and warrant granted in 2002 was $0.22 and $0.25, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	2.40%	1.64%	2.42%
Dividend yield	—	—	—
Volatility	100%	100%	100%
Average expected term (years)	2.0	2.0	2.0

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

8.    Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during 2004, 2003 and 2002.

In May 2002, the stockholders approved the Company’s 2002 Employee Stock Purchase Plan, or ESPP, under which 3,550,124 shares of common stock have been reserved for issuance. Eligible employees may purchase a limited number of shares of the Company’s stock at 85% of the market value at certain plan-defined dates. During 2004, 2003 and 2002, there were 561,910, 96,000 and 0 shares of common stock issued under the ESPP, respectively.

9.    Income Taxes

Income tax expense consisted of the following for the three years ended December 31, 2004:

	2004	2003	2002
Current:
Federal	$213,165	$13,816	$—
State	36,579	61,068	—
Total	$249,744	$74,884	$—

No provision for federal income taxes was recorded during 2002 as the Company incurred net operating losses during the period and provided a valuation allowance against the increase in its deferred tax assets.

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the three years ended December 31, 2004:

	2004	2003	2002
Federal statutory income tax rate (benefit)	34%	34%	(34)%
State income taxes	2	2	—
Gain on retirement of convertible note payable	—	(34)	—
Permanent differences	6	8	—
Losses for which no benefit has been recognized	(30)	(8)	34
Effective tax rate	12%	2%	—%

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2004 and 2003 are presented as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$20,154,588	$22,533,533
Stock options and warrants for services	11,333,120	11,044,115
Other	(193,005)	(44,222)

Total deferred tax assets	31,294,703	33,533,426
Valuation allowance	(31,294,703)	(33,533,426)

Net deferred tax assets	$—	$—

The net change in the valuation allowance for the years ended December 31, 2004 and 2003 was a decrease of $2,239,000 and $2,996,000, respectively. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2004, the Company had federal and state operating loss carryforwards of approximately $54,154,000 and $29,863,000, respectively. If not earlier utilized, the federal net operating loss carryforward will expire in 2019 and the state loss carryforward will expire in 2007.

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

10.    Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	2004	2003	2002
Net income (loss)	$1,874,286	$2,971,263	$(3,404,642)
Deemed dividend for issuance of preferred stock	—	(537,602)	—
Preferred stock dividends	(92,757)	(115,200)	(189,486)
Net income (loss) available to common stockholders – basic	1,781,529	2,318,461	(3,594,128)
Interest and dividends on dilutive common shares	—	234,377	—
Net income (loss) available to common stockholders – diluted	$1,781,529	$2,552,838	$(3,594,128)
Weighted-average number of common shares – basic	58,578,048	32,501,831	20,303,927
Assumed exercise or conversion of all potentially dilutive common shares outstanding	19,597,073	12,928,561	—
Weighted-average number of common shares – diluted	78,175,121	45,430,392	20,303,927
Basic net income (loss) per share	$0.03	$0.07	$(0.18)
Diluted net income (loss) per share	$0.02	$0.06	$(0.18)

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, the investors in the Company’s Series B and Series C convertible preferred stock received detachable stock warrants. Deemed dividend for issuance of preferred stock represents the relative fair value assigned to the stock warrants together with the relative fair value of the beneficial conversion feature inherent with the convertible preferred stock. These amounts were charged to accumulated deficit during the year ended December 31, 2003. All preferred stock dividends, including the deemed dividend described above, are deducted from net income (loss) to arrive at net income (loss) available to common stockholders.

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated for 2004 and 2003 by dividing net income, less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for 2002 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $1.82 and $0.55 per share for 2004 and 2003, respectively. Because the Company reported a net loss during 2002, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2004	2003	2002
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	5,385,455	7,690,997	—
Weighted average stock options and warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	—	17,490,127
Weighted average shares issuable upon conversion of the convertible notes payable	2,523,999	5,679,056	30,851,493
Weighted average shares issuable upon conversion of the convertible preferred stock	179,074	4,959,040	1,263,329

Total common stock equivalents excluded from diluted net income (loss) per share	8,088,528	18,329,093	49,604,949

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Commitments and Contingencies

The following is a table summarizing our significant commitments as of December 31, 2004, consisting of debt service payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2005	$1,141,775	$801,500	$195,480
2006	106,775	896,036	194,321
2007	106,775	770,249	115,487
2008	243,990	614,520	—
2009	—	549,310	—
Thereafter	—	1,123,895	—

Total commitments	$1,599,315	$4,755,510	$505,288

The Company entered into a seven year lease for its new San Francisco corporate office under a noncancelable operating lease which expires in August 2011. The Company also entered into a new three year noncancelable operating lease for office space in New York. Future annual minimum lease payments related to these operating leases are included in the table above. Rent expense was approximately $753,000, $253,000 and $110,000 in 2004, 2003 and 2002, respectively.

Legal Proceedings

Merriman Curhan Ford & Co. v. The Seidler Companies, Inc. — NASD Arbitration

During 2004, Merriman Curhan Ford & Co, or MCF&Co., our investment bank and broker-dealer subsidiary hired a research analyst. Prior to employment with Merriman Curhan Ford & Co. the analyst was employed by The Seidler Companies, Inc., or Seidler, in a similar capacity. The analyst was employed under an employment contract that included terms which general counsel and outside counsel believe unlawfully restrict the analyst’s employment activities.

In March 2004, Merriman Curhan Ford & Co. acted as co-agents for a small private placement for a client. The client was introduced to one of MCF&Co.’s investment banking managing directors. At the time of introduction, Seidler had been trying to win the investment banking business, but had failed to obtain a signed engagement letter with the client. MCF&Co. subsequently received a signed engagement letter from the client that named Merriman Curhan Ford & Co. as co-placement agent. The investment banking transaction was completed.

Thereafter, in March 2004 MCF&Co. received a cease and desist letter from attorneys representing Seidler. Seidler claims that the analyst used proprietary information in violation of his employment agreement when introducing Merriman Curhan Ford & Co. to the client. Seidler further claims that MCF&Co. used unfair business tactics to win the business. In response to the claims, MCF&Co. and the analyst filed a claim in arbitration with the NASD in June 2004. It is the Company’s belief that as members of the NASD, Merriman Curhan Ford & Co. and Seidler must resolve their disputes before the NASD arbitration board. The Company alleges unfair business practice and seeks a declaration that the analyst’s prior employment contract is unenforceable.

On July 16, 2004, MCF&Co. was served with a complaint from Seidler filed in the Los Angeles County Superior Court. Plaintiffs are seeking unspecified damages. MCF&Co. has successfully moved to stay the legal action. The matter is in the preliminary stages of arbitration, however, based upon the facts as the Company knows them to date, management does not believe that the outcome will have a material effect on the Company.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The plaintiffs allege that stock option agreements given to them in May of 1999 are still valid and exercisable. The Company rejected the plaintiffs’ requests to exercise their stock option grants on the basis that they expired several years ago after the plaintiffs completed their services to the Company. In November 2004, the Company and the plaintiffs signed a binding settlement agreement providing for the issuance to plaintiffs of 130,000 shares of MCF Corporation common stock.

Other Matters

Additionally, from time to time, the Company is involved as a defendant or plaintiff in various actions that arise in the ordinary course of business. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on our business, financial condition or results of operations.

12.    Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2004 and 2003, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2004. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

MCF CORPORATION

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

RMG represented a component of the Company’s business. Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the balances pertaining to RMG have been reclassified in the consolidated financial statements to reflect the disposition of this subsidiary. The revenue, expenses, assets and liabilities, and cash flows of these operations have been segregated in the consolidated financial statements for all periods presented and have been separately reported as “discontinued operations.”

Loss from discontinued operations is comprised of the following revenue and expenses:

	Year Ended December 31,
	2004	2003	2002
Revenue of discontinued operations	$—	$—	$729,946
Expenses of discontinued operations	—	—	(992,789)
Interest income of discontinued operations	—	—	—

Loss from discontinued operations	$—	$—	$(262,843)

14.    Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2004, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $11,639,000, which exceeded the amount required by $11,157,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

15.    Related Party Transactions

As described in Note 5, the Company issued a $400,000 convertible note payable during 2001 to the former Chairman and CEO of the Company in connection with severance terms included in his employment agreement. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a five year fully amortizing note payable. As of December 31, 2004, the remaining principal amount of the note payable was $321,000. Mr. Sledge currently serves as a member of the Company’s Board of Directors.

From time to time, officers, directors, employees and/or certain large stockholders of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

In April 2003, officers, directors and employees of the Company participated as investors in the Series B preferred stock private placement financing.

16.    Subsequent Events

In January 2005, the Company announced that it had signed a definitive agreement to acquire Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a fee-only registered investment advisor based in Oakland, California with over $100 million of assets under management. It is expected that Catalyst will reside in a newly created wholly owned subsidiary of MCF Corporation called MCF Wealth Management, LLC. Catalyst will remain headquartered in its existing Oakland office and Madelyn Mallory, president and CEO of Catalyst, will retain that title and continue to oversee the management of the firm. The transaction is expected to close in March 2005 and is subject to certain closing conditions.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements included in this report have been audited by Ernst & Young LLP, independent auditors, as stated in their audit report appearing herein.

During the year ended December 31, 2004 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls –  No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

Not applicable.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

     MCF Corporation and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MCF Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 of the Company and our report dated February 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

February 11, 2005

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information concerning each of the Directors and executive officers of MCF Corporation:

Name	Age	Position

D. Jonathan Merriman	44	Chairman of the Board of Directors and Chief Executive Officer
Gregory S. Curhan	43	Executive Vice President
Robert E. Ford	44	President and Chief Operating Officer
John D. Hiestand	36	Chief Financial Officer
Christopher L. Aguilar	42	General Counsel
Patrick H. Arbor	68	Director
Anthony B. Helfet		Director
Raymond J. Minehan	63	Director
Scott Potter	36	Director
Dennis G. Schmal	57	Director
Donald H. Sledge	64	Director
Ronald E. Spears	56	Director
Steven W. Town	44	Director

D. Jonathan Merriman has served as our Chairman and Chief Executive Officer from February 2002. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to MCF Corporation. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full service institutional investment banking firm, MCF Corporation. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business.  Mr. Merriman has served on the Boards of several organizations over the past decade, including Ratexchange (the predecessor of MCF Corporation) Leading Brands, Inc., Fiberstars Inc. & The San Francisco Art Institute.

Gregory S. Curhan has served as our Executive Vice President from January 2002 to present and served as Chief Financial Officer from January 2002 to January 2004. Previously, he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director Specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. Prior to joining Merrill Lynch, Mr. Curhan was a partner in the investment banking firm of Volpe Brown Whelan & Co., serving in various capacities including Internet research analyst and Director of Equities from May 1993 to May 1998. Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1988 through December 1992. Prior to founding Curhan, Merriman, Mr. Curhan was a Vice President institutional equity sales for Montgomery Securities from June 1985 through June 1988. From August 1983 to May 1985, Mr. Curhan was a financial analyst in the investment banking group at Merrill Lynch. Mr. Curhan earned his Bachelor of Arts degree from Dartmouth College.

Robert E. Ford had served as President and Chief Operating Officer for MCF Corporation since February 2001. He brings 20 years of executive and operations experience to the Company. Prior to joining MCF Corporation from February 2000 to February 2001, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specialized in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. From June 1996 to December 1999, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, now a wholly-owned subsidiary of Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company from September 1994 to 1996. Prior to that, from May 1992 to August 1994, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm he helped operate from June 1989 to February 1992. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy in 1989 at Tufts University and a BA with high distinction from Dartmouth College in 1982.

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

Patrick H. Arbor has served as a member of our Board of Director since February 2001 and has served as a member of the audit committee since April 2001. Mr. Arbor is currently Chairman of United Financial Holdings Inc., a bank holding company, and is a principal of the trading firm of Shatkin-Arbor & Co. He is a longtime member of the Chicago Board of Trade (CBOT), the world’s oldest derivatives exchange, serving as the organization’s Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor’s other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

Anthony B. Helfet, a retired investment banker, has been a director since February 2004. Mr. Helfet was a Special Advisor to UBS Warburg from September 2001 through December 2001. From 1991 to August 31, 2001, Mr. Helfet was a Managing Director of Dillon, Read & Co. Inc. and its successor organization, UBS Warburg. Mr. Helfet was also a Managing Director of the Northwest Region of Merrill Lynch Capital Markets from 1979 to 1989. Mr. Helfet received his A.B. degree from Columbia College in 1966 and his M.B.A. from the graduate school of business at Columbia University in 1972. From 1967 until 1970, Mr. Helfet served as an infantry officer in the United States Marine Corps and served in Vietnam in 1968 and 1969. Mr. Helfet serves on the Board of Directors of Layne Christensen Company and Alliance Imaging Inc.

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

Scott Potter became a Director of MCF Corporation in August 2004. He currently serves as a Managing Director of LMS Capital, the venture capital arm of London Merchant Securities plc (LON:LMSO), where Mr. Potter is responsible for LMS’ North American Private Equity portfolio. LMS is a FTSE 250 investment company. In his 12 year Silicon Valley career, Mr. Potter has been involved in over 50 venture capital financings, 25 IPO’s, and 20 M&A transactions. Prior to joining LMS, Mr. Potter held the position of Senior Vice President, Field Operations at Inktomi Corporation where he had responsibility for Inktomi’s sales force, business development, consulting services, and field offices. From 1999-2002, Mr. Potter served as President and CEO of Quiver, Inc., an enterprise software company funded by some of the world’s leading Venture Capital firms, including Hummer Winblad Venture Partners, El Dorado Ventures, Partech International, Weiss Peck & Greer, and LMS Capital. Under Mr. Potter’s leadership, Quiver became a leading company in the Information Management space, and ultimately was acquired by Inktomi in August of 2002. Prior to his tenure at Quiver, Mr. Potter was Executive Vice President in charge of business development and corporate development at Worldres, Inc., an online travel technology company.  Mr. Potter’s career began as an attorney for one of Silicon Valley's leading law firms, Venture Law Group. A frequent speaker at technology industry conferences and investor forums, Mr. Potter holds a BA in Industrial Psychology from the University of California at Berkeley and a JD Degree from UC Berkeley's Boalt Hall School of Law.

Dennis G. Schmal has served as a member of our Board of Directors and as a member of our audit committee since August 2003. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP.  Mr. Schmal now performs a variety of consulting services for a number of companies.  As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds the CPA designation. Besides serving on the boards of two private companies, Mr. Schmal also serves on the Board of Directors for Varian Semiconductor Equipment Associates , Inc. (VSEA), a public company.  Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration- Finance and Accounting Option.

Donald H. Sledge has served as a member of our Board of Directors from September 1999 to present and Chairman of our Board of Directors from February 2000 to June 2001. He has served as a member of the compensation committee from April 2001 to present. He also served as Chief Executive Officer from February 2000 to October 2000. From September 1999 to February of 2000 he served as President, Chief Executive Officer and Chairman of our subsidiary Ratexchange I, Inc. From October 2000 to October 2003, Mr. Sledge was a general partner in Fremont Communications, a venture capital fund, based in San Francisco. From January 1996 to September 1999, Mr. Sledge was Vice Chairman and Chief Executive Officer of TeleHub Communications Corporation, a next generation ATM-based telecommunications company. From 1994 to 1995, Mr. Sledge served as President and Chief Operating Officer of WCT, a $160-million long distance telephone company that was one of Fortune Magazine’s 25 fastest growing public companies before it was acquired by Frontier Corporation. From 1993 to 1994, Mr. Sledge was head of operations for New T&T, a Hong Kong-based start-up. He was Chairman and Chief Executive Officer of New Zealand Telecom International from 1991 to 1993 and a member of the executive board of TCNZ,  Mr.. Sledge held various other senior positions with Telecom New Zealand from 1988 until 1993 as was instrumental in leading the IPO of the company.   Mr. Sledge also served four years as president and Chief Executive Officer of Pacific Telesis International. Mr. Sledge is also an owner and Board Member of DataProse, a company providing direct mail and billing statement solutions.   In addition, Mr.. Sledge serves on the Board of MobilePro (OTCBB:MOBL) and the Board of CasaByte, a private company providing quality of service testing for cellular networks.  Mr. Sledge holds a Masters of Business Administration and Bachelor of Arts degree in industrial management from Texas Technological University.

Ronald E. Spears has served as a member of our Board of Directors from March 2000 to present and served as a member of the Audit Committee from April 2001 to August 2003.  Since March 2002, Mr. Spears has served as President of AT&T's Signature Client Group, the sales organization that serves AT&T's largest 325 Global accounts.  From October 1990 until joining AT&T in 2002, Mr. Spears served in a number of early stage ventures primarily involved in the development and sale of technology solutions to large corporate enterprises . During this time, he served as Chief Operating Officer of e.Spire Communications, an East Coast CLEC; Chief Executive Officer of CMGI Solutions, an Internet Professional Services firm; and Chief Executive Officer of Vaultus, a wireless software company. In these roles, he led several successful equity and debt offerings for these ventures.  Mr. Spears also served in various capacities at MCI Communications from 1979 to 1990; his last position was President of MCI's Midwest Division from 1984 to 1990.  A pioneer of the competitive long distance industry, Mr. Spears began his career in telecommunications as a manager at AT&T Long Lines in 1978, following eight years as an officer in the United States Army.  He is a graduate of the United States Military Academy at West Point, and also holds a Master's Degree in Public Service from Western Kentucky University.

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

The Company has a standing audit committee whose members are Dennis G. Schmal, Raymond J. Minehan and Patrick H. Arbor.

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

ITEM 11.

EXECUTIVE COMPENSATION

The information is incorporated by reference to the Company’s definitive 2005 Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated by reference to the Company’s definitive 2005 Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated by reference to the Company’s definitive 2005 Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is incorporated by reference to the Company’s definitive 2005 Proxy Statement.

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

Current Report on Form 8-K dated November 12, 2004, MCF Corporation reporting the announcement of earnings for the third quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer

February 14, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. JONATHAN MERRIMAN D. Jonathan Merriman	Chairman of the Board and Chief Executive Officer	February 14, 2005

/s/ JOHN D. HIESTAND John D. Hiestand	Chief Financial Officer	February 14, 2005

/s/ PATRICK H. ARBOR Patrick H. Arbor	Director	February 14, 2005

/s/ ANTHONY B. HELFET Anthony B. Helfet	Director	February 14, 2005

/s/ RAYMOND J. MINEHAN Raymond J. Minehan	Director	February 14, 2005

/s/ SCOTT POTTER Scott Potter	Director	February 14, 2005

/s/ DENNIS G. SCHMAL Dennis G. Schmal	Director	February 14, 2005

/s/ DONALD H. SLEDGE Donald H. Sledge	Director	February 14, 2005

/s/ RONALD E. SPEARS Ronald E. Spears	Director	February 14, 2005

/s/ STEVEN W. TOWN Steven W. Town	Director	February 14, 2005

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

4.1	Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001).

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

21.1	List of Subsidiaries of MCF.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

———————

+	Represents management contract or compensatory plan or arrangement.