Form 10-Q
period 2005-03-31
MCF CORP
filed 2005-05-05
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

The number of shares of Registrant’s common stock outstanding as of May 5, 2005 was 70,572,207.

Form 10-Q
For the Three Months Ended March 31, 2005

Page No.
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2005 and 2004	2

Condensed Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 20004	3

Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	21

ITEM 4. Controls and Procedures	21

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	22

ITEM 2. Recent Sales of Unregistered Securities	22

ITEM 6. Exhibits and Reports on Form 8-K	22

Signatures	23

Certifications

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Commissions	$6,021,963	$5,906,064
Principal transactions	(373,142)	624,478
Investment banking	6,758,810	4,687,694
Other	65,485	4,040

Total revenue	12,473,116	11,222,276

Operating expenses:
Compensation and benefits	9,201,965	7,601,180
Brokerage and clearing fees	521,718	717,549
Professional services	271,426	254,498
Occupancy and equipment	349,959	152,271
Communications and technology	423,424	265,280
Depreciation and amortization	105,749	23,940
Other	723,116	518,035

Total operating expenses	11,597,357	9,532,753

Operating income	875,759	1,689,523
Interest income	74,827	10,022
Interest expense	(17,187)	(58,676)

Income before income taxes	933,399	1,640,869
Income tax expense	(284,974)	(396,448)

Net income	$648,425	$1,244,421

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average common shares outstanding:
Basic	65,508,467	54,758,184
Diluted	85,485,222	79,879,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$17,450,276	$17,459,113
Securities owned:
Marketable, at fair value	3,778,321	2,342,225
Not readily marketable, at estimated fair value	188,264	259,340
Restricted cash	625,000	625,000
Due from clearing broker	1,043,752	787,862
Accounts receivable, net	1,533,946	1,579,393
Equipment and fixtures, net	1,300,524	1,032,797
Intangible assets	404,855	—
Prepaid expenses and other assets	843,387	922,094

Total assets	$27,168,325	$25,007,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$592,576	$431,656
Commissions payable	4,074,728	2,840,239
Accrued liabilities	2,059,042	2,962,660
Due to clearing and other brokers	110,638	99,205
Securities sold, not yet purchased	10,278	—
Deferred revenue	42,909	—
Capital lease obligation	494,481	452,486
Convertible notes payable, net	168,989	166,404
Notes payable	1,299,270	1,321,324

Total liabilities	8,852,911	8,273,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2005 and December 31, 2004; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2005 and December 31, 2004; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 70,513,618 and 68,648,627 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7,051	6,865
Additional paid-in capital	111,215,427	108,558,892
Deferred compensation	(4,887,458)	(3,163,876)
Accumulated deficit	(88,019,606)	(88,668,031)

Total stockholders’ equity	18,315,414	16,733,850

Total liabilities and stockholders’ equity	$27,168,325	$25,077,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$648,425	$1,244,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,749	23,940
Stock-based compensation	525,670	159,166
Stock warrants issued	—	9,849
Tax benefits from employee stock options	62,359	—
Amortization of discounts on convertible notes payable	2,585	26,016
Amortization of debt issuance costs	—	23,340
Unrealized (gain) loss on securities	40,720	(141,519)
Common stock and stock warrants received for investment banking services	—	(456,683)
Other	—	4,371
Changes in operating assets and liabilities:
Marketable securities owned	(1,395,462)	(452,507)
Due from clearing broker	(255,890)	(485,458)
Accounts receivable	45,447	(229,042)
Prepaid expenses and other assets	96,858	51,744
Accounts payable	159,825	126,199
Commissions payable	1,234,489	1,367,912
Accrued liabilities	(924,639)	864,607
Deferred revenue	(19,520)
Due to clearing and other brokers	11,433	(8,466)

Net cash provided by operating activities	338,049	2,127,890
Cash flows from investing activities:
Purchase of equipment and fixtures	(282,886)	(17,481)
Investment in Catalyst	(345,368)	—

Net cash used in investing activities	(628,254)	(17,481)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	20,001	629,760
Proceeds from the issuance of common stock	325,109	455,789
Debt service payments	(63,742)	(23,032)

Net cash provided by financing activities	281,368	1,062,517

Increase (decrease) in cash and cash equivalents	(8,837)	3,172,926
Cash and cash equivalents at beginning of period	17,459,113	6,142,958

Cash and cash equivalents at end of period	$17,450,276	$9,315,884

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$13,047	$22,570
Income taxes	$49,000	$120,800
Non-cash investing and financing activities:
Preferred stock dividends	$—	$10,985
Issuance of restricted stock	$2,249,252	$294,294
Issuance of stock options accounted for at intrinsic value	$—	$123,250
Conversion of notes payable to common stock	$—	$150,000
Purchase of equipment and fixtures on capital lease	$80,168	$90,890
Acquisition of Catalyst	$59,487	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for MCF Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

 In December 2004, the FASB issued its final standard on accounting for share-based payments, SFAS 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and requires instead that such transactions be accounted for using a fair-value-based method. The effective date of SFAS 123R is the beginning of the first annual reporting period that begins after June 15, 2005. Early adoption of SFAS 123R is allowed.

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and will implement SFAS 123R effective January 1, 2006. The Company expects the adoption of SFAS123R will have a material impact on the Company's financial position and results of operations.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

If the Company was to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months ended March 31, 2005 and all prior periods, net income would have changed, resulting in pro forma net income and pro forma net income per share as presented below:

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$648,425	$1,244,421
Add: Stock-based employee compensation expense included in the reported net income	19,203	36,849
Less: Stock-based employee compensation expense determined under fair value method	(330,844)	(403,127)

Pro forma net income	$336,784	$878,143

Net income per share, as reported:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02
Net income per share, pro forma:
Basic	$0.01	$0.02
Diluted	$0.00	$0.01

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Net Income per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended March 31,
	2005	2004

Net income	$648,425	$1,244,421
Preferred stock dividends	—	(10,985)

Net income (loss) available to common stockholders - basic	648,425	1,233,436
Interest and dividends on dilutive securities	4,084	10,211

Net income (loss) available to common stockholders - diluted	$652,509	$1,243,647

Weighted-average number of common shares - basic	65,508,467	54,758,184
Exercise or conversion of all potentially dilutive common shares outstanding	19,976,755	25,121,305

Weighted-average number of common shares - diluted	85,485,222	79,879,489

Basic net income (loss) per share	$0.01	$0.02
Diluted net income (loss) per share	$0.01	$0.02

Basic earnings per share is computed by dividing net income, less dividends on preferred stock, by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income, less dividends on preferred stock plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock.

Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $1.61 and $1.74 per share for the three months ended March 31, 2005 and 2004, respectively.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Company excludes all potentially dilutive securities from its diluted net income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2005	2004

Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	6,083,359	6,516,220
Weighted average shares issuable upon conversion of the convertible notes payable	—	96,525
Weighted average shares issuable upon conversion of the convertible preferred stock	—	141,565

Total common stock equivalents excluded from diluted net income (loss) per share	6,083,359	6,754,310

3. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $12,087,000, which exceeded the amount required by $11,542,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

4. Acquisition of Catalyst Financial Planning and Investment Management, Inc.

On February 28, 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management. This is the Company’s first acquisition of a registered investment advisor as the Company executes on its plan to build a fee-based, recurring revenue business to complement the cyclical nature of the investment banking and institutional sales and trading businesses. The Company creates liquidity for the founders and executives of its corporate clients through open market sales, private placements and underwritings. The Company intends of offer personalized financial planning and wealth management to these clients. The Company plans to introduce new potential clients to Catalyst from the corporate and venture services group as well as the investment banking department.

The purchase consideration for Catalyst consists of both cash and common stock that will be paid over a three year period. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,433 as initial consideration at the closing. The Company has also agreed to issue to the Catalyst Shareholder up to 925,325 shares of common stock over three years based upon amount of revenue growth for Catalyst. The payment of these shares is subject to specified conditions. Such additional amounts will be recorded, if any, when such amounts become due. The Company acquired 100% of the voting stock in Catalyst. The results of operations for Catalyst are included in the Company’s consolidated financial statements beginning March 1, 2005.

5. Income Taxes

The effective tax rate for the three months ended March 31, 2005 and 2004 was approximately 31% and 24%. The effective tax rate for 2005 and 2004 reflects the utilization of approximately $2,056,000 of the Company’s net operating loss carryforwards.

6. Subsequent Events

On May 4, 2005, MCF Corporation entered into a strategic alliance with Ascend Services Ltd., or Ascend. In conjunction with this alliance, Ascend has entered into a stock purchase agreement with the Company. Ascend has also engaged the Company as an investment advisor for its short-term high credit-quality portfolio. The Company issued 1,078,749 shares of its common stock and Ascend has issued an unsecured promissory note payable to the Company in the amount of $1.5 million. The shares will be held initially in escrow. Upon Ascend achieving specified milestones, the 1,078,749 shares of common stock will be released from escrow in three installments of 359,583 shares and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note shall become effective and start accruing interest. The promissory note accrues interest at 10% per annum and matures on February 28 , 2006. The securities described in this paragraph: (i) were issued to a private investor without the involvement of underwriters; (ii) were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933; and (iii) carried certain registration rights.

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

Company Overview

MCF Corporation is a financial services holding company that provides investment research, capital markets services, asset management, wealth management, corporate and venture services, and investment banking through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC, and MCF Wealth Management, LLC. MCF Asset Management, LLC and MCF Wealth Management, LLC are two recently formed businesses that are predicated on fee-based, recurring revenue models.

Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast-growing companies and growth-oriented institutional investors. It provides investment research, brokerage and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. Its mission is to become a leader in the researching, advising, financing and trading of fast growing companies. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investors Protection Corporation.

Business Environment

The first quarter of 2005 was difficult for the equity markets. With the exception of energy and commodity related industries, stocks struggled with most yielding their gains of the fourth quarter 2004. Commodities as measured by the Commodity Research Bureau index spiked up during the quarter rising more than 10%. The Federal Open Market Committee, or FOMC, grew increasingly fixated on inflation risk and continued to hike the Fed Funds target rate. There has been little in the high frequency economic data points to suggest that the FOMC should be prepared to stand down from their attack on higher inflationary expectations. The futures market discounts another 100 basis points of tightening in the funds rate by year end. With short term rates climbing steadily and energy prices remaining stubbornly high, it has been a hard slog for equity bulls. The window for companies to access the capital markets was open to most worthy borrowers in the first quarter but it appears as though investor appetite for risk is waning. The prospective downgrade of credit ratings for the major auto manufacturers is putting unwanted additional stress on the system. In sum, the challenges for the financial markets continue to mount as we enter the second quarter and rising volatility and uncertainty seem to be part of the picture for the near term.

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

Executive Overview

Revenue recognized in the first quarter 2005 was $12,473,000, the highest quarterly level in our history. We increased our revenue by 11% over the first quarter 2004, despite a difficult business environment for both the fast growing companies that we serve and the institutions that invest in them. The increase in our first quarter revenue over 2004 reflects continued growth in our core businesses. We earned $0.01 per diluted share for the three months ended March 31, 2005, compared to $0.02 during the first quarter 2004. Our profitability was negatively impacted during 2005 by losses incurred on security positions held in connection with our proprietary trading and market making activities. Our financial condition continued to strengthen during the first quarter 2005 with stockholders’ equity exceeding $18,315,000 as of March 31, 2005.

Also during the first quarter 2005, we acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management. This is our first acquisition of a registered investment advisor as we execute on our plan to build a fee-based, recurring revenue business to complement the cyclical nature of the investment banking and institutional sales and trading businesses.

Though our operating results were positive during the first quarter 2005, our business, by its nature, does not produce predictable earnings. Our results in any given period can be materially affected by conditions in global financial markets and economic conditions generally.

Results of Operations

The following table sets forth a summary of financial highlights for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Total revenue	$12,473,116	$11,222,276
Total operating expenses	11,597,357	9,532,753
Operating income	875,759	1,689,523
Net income	648,425	1,244,421

EBITDA	1,507,178	1,882,478
Adjustments:
Interest income	74,827	10,022
Interest expense	(17,187)	(58,676)
Income tax expense	(284,974)	(396,448)
Depreciation and amortization	(105,749)	(23,940)
Amortization of stock-based compensation	(525,670)	(169,015)

Net income	$648,425	$1,244,421

Our revenue during the first quarter 2005 increased $1,251,000, or 11%, from the corresponding period in 2004 reflecting the overall growth of our investment banking and broker-dealer activities. Net income, however, decreased by $596,000, or 48%, during the first quarter 2005 as compared to the first quarter 2004. Our revenue and profitability in 2005 reflected $773,000 of losses incurred on equity security positions held in connection with our proprietary trading and market making activities. We recognized $165,000 in gains on security positions held during the first quarter 2004. Earnings before interest, taxes, depreciation and amortization, or EBITDA, for the first three months of 2005 were $1,507,000. The decline in EBITDA in first quarter 2005 as compared to first quarter 2004 was limited to $375,000, or 20%, despite the $938,000 swing in trading losses in 2005.

EBITDA (earnings before interest, taxes, depreciation and amortization) is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider EBITDA an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and intangible stock-based amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended March 31,
	2005	2004
Revenue:
Commissions	$6,021,963	$5,906,064
Principal transactions:
Customer principal transactions, proprietary trading and market making	(530,719)	498,177
Investment portfolio	157,577	126,301
Total principal transactions revenue	$(373,142)	$624,478

Transaction Volumes:

Number of shares traded	220,949,930	209,726,680
Number of active clients	385	337

Agency commissions amounted to $6,022,000, or 48%, of our revenue during the first three months of 2005, representing a 2% increase over $5,906,000 recognized during the first three months of 2004. The higher agency commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the number of active client accounts during 2005 as compared to 2004. During the first quarter of 2005 and 2004, no single brokerage customer accounted for more than 10% of our revenue.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to ($373,000), or (3%), of our revenue during the first quarter 2005, representing a 160% decrease compared to $624,000 recognized during the first quarter 2004. We incurred losses on equity security positions held in connection with our proprietary trading and market making activities during the period. These security positions result from proprietary trading which is speculative in nature and market making activities to facilitate customer order flow. Additionally, our investment portfolio, which primarily consists of stock warrants and restricted common stock that we earn in connection with our investment banking activity, increased in value during the first quarter 2005.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory. Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Revenue:

Capital raising	$6,593,685	$4,199,058
Financial advisory	165,125	488,636
Total investment banking revenue	$6,758,810	$4,687,694

Transaction Volumes:

Public offerings:
Capital underwritten	66,225,000	43,010,000
Number of transactions	2	1
Private placements:
Capital raised	183,994,000	74,400,000
Number of transactions	6	5

Our investment banking revenue amounted to $6,759,000, or 54% of our revenue during the first quarter 2005, representing a 44% increase compared to $4,688,000 recognized during the first quarter 2004. The growth in our investment banking revenue during the first quarter 2005 reflected (i) the strong demand for private placement transactions, (ii) the hiring of experienced investment bankers during 2004 and 2005, and (iii) the increased awareness of our firm’s ability to complete capital raising and financial advisory transactions for fast growing companies. During the first quarter 2005, two investment banking customers each accounted for more than 10% of our revenue, and combined accounted for 34%. During the first quarter 2004, one investment banking customer accounted for 11% of our revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Incentive compensation and discretionary bonuses	$5,820,297	$5,629,860
Salaries and wages	1,989,976	1,203,044
Stock-based compensation	525,670	159,165
Payroll taxes, benefits and other	866,022	609,111
Total compensation and benefits	$9,201,965	$7,601,180

The increase in compensation and benefits expense of $1,601,000, or 21%, from the first three months of 2004 to the corresponding period in 2005 was due primarily to higher salaries and wages, non-cash stock-based compensation and incentive compensation which is directly correlated to revenue production. We have grown our headcount at a brisk but measured pace during 2004 and 2005. Our headcount has increased from 93 at March 31, 2004 to 132 at March 31, 2005. The increase in stock-based compensation during 2005 reflects our decision to grant restricted stock to new and existing employees. The amount of compensation and benefits that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Despite an increase in commission revenue, brokerage and clearing fees decreased by $196,000, or 27% in the first quarter 2005 as compared to the first quarter 2004. This reflected the cost savings that we achieved by negotiating lower fees with our new clearing broker during the fourth quarter 2004.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $17,000 or 7%, from the first quarter 2004 to the first quarter 2005 was primarily attributed to increased regulatory fees assessed by the NASD.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $198,000, or 130%, from the first quarter 2004 to the first quarter 2005 resulted mostly from high office rents. During 2004, we moved into larger office spaces in San Francisco, New York, Boston, Los Angeles and Portland to accommodate our growth in business and headcount.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. While variable in nature, these do not tend to vary with revenue. The increase of $158,000, or 60%, from the first quarter 2004 to the first quarter 2005 was due to higher telephone and data service fees incurred in our sales and trading operations. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $82,000, or 342%, from the first quarter 2004 to the first quarter 2005 was due to increased capital expenditures, including leasehold improvements, to facilitate our growth and expansion.

Other operating expense includes professional liability and property insurance, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $205,000, or 40%, from the first quarter 2004 to the first quarter 2005 was attributed to higher recruiting costs, travel expenses, and various business taxes.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2005 and 2004 was approximately 31% and 24%. The effective tax rate for 2005 and 2004 reflects the utilization of some of the Company’s net operating loss carryforwards.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2005 and 2004 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. During the three months ended March 31, 2005, we experienced positive cash flow provided by our operations and through proceeds from the exercise of stock options and stock warrants and from the issuance of common stock. This was partially offset by the proceeds used to purchase Catalyst Financial Planning & Investment Management, Inc. As of March 31, 2004, we had capital leases and long-term notes payable amounting to $1,963,000, net of certain discounts.

Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of March 31, 2005, liquid assets consisted primarily of cash and cash equivalents of $17,450,000 and marketable securities of $3,778,000, for a total of $21,228,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $12,087,000, which exceeded the amount required by $11,542,000.

Cash and cash equivalents decreased by $9,000 during the three months ended March 31, 2005. During the first quarter of 2005, cash provided by operating activities was $338,000, primarily attributed to our net income adjusted for certain non-cash expenses and gains, as well as increases and decreases in operating assets and liabilities. Non-cash expenses included depreciation and amortization, stock based compensation and amortization of discounts on convertible notes payable. Cash used in investing activities during the first quarter of 2005 was $628,000, reflecting the acquisition of Catalyst and the purchase of equipment and fixtures. Cash provided by financing activities was $281,000 during the first three months of 2005 due primarily to the proceeds from the issuance of common stock for the Employee Stock Purchase Plan and exercises of stock options and stock warrants.

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

We conduct securities trading, market-making and investment activities for our own account, which subjects our capital to significant risks. These risks include market, credit, counterparty and liquidity risks, which could result in losses for us. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. Trading losses resulting from such trading could have a material adverse effect on our business and results of operations.

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

During the three months ended March 31, 2005, one sales professional accounted for 11% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the three months ended March 31, 2005, two investment banking customers each accounted for more than 10% of our revenue, and combined accounted for 34%. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

We may be unable to successfully integrate acquired businesses into our existing business and operations.

On February 28, 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., a registered investment advisor with over $100 million in assets under management. We may experience difficulty integrating the operations of Catalyst into our existing business and operations including our accounting, finance, compensation, information technology and management systems. We may not be able to retain the services of Catalyst employees. These factors could result in higher than anticipated costs associated with the Catalyst acquisition. Additionally, they may cause revenue from the Catalyst acquisition to be lower than forecast. If costs are higher or revenue lower than we expect, our business and results of operations could be materially adversely affected. Although we have no specific plans to do so at this time, we may buy one or more other businesses in the future. If we are unable to successfully integrate such businesses into our existing business and operations in the future, our business and results of operations could be materially adversely affected

We may be unable to effectively manage rapid growth that we may experience, which could place a continuous strain on our resources and, accordingly, adversely affect our business.

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

Any exercise of outstanding stock options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding stock options and warrants. During the three months ended March 31, 2005, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $1.61 per share, represent approximately 17% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2005.

Changes in internal controls - During the first quarter 2005, the Company upgraded its accounting system from QuickBooks to MAS 500, an enterprise management system. This system represents the core accounting platform for the Company and integrates with other business applications used by the Company. Appropriate testing of the system was performed by the Company prior to adding MAS 500 into operation. Aside from the change just described, there was no other change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 16, 2004, we were served with a complaint from Seidler filed in the Los Angeles County Superior Court. Plaintiffs are seeking unspecified damages. We have successfully moved to stay the legal action. The matter is in the preliminary stages of discovery, an arbitration panel has been selected and a hearing is scheduled for October 2005. Based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 2.    Recent Sales of Unregistered Securities

On February 28, 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management.  The purchase consideration for Catalyst consists of both cash and common stock that will be paid over a three year period. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,433 as initial consideration at the closing. The Company has also agreed to issue to the Catalyst Shareholder up to 925,325 shares of common stock over three years based upon amount of revenue growth for Catalyst. The payment of these shares is subject to specified conditions. In exchange for its cash and shares, the Company acquired 100% of the voting stock in Catalyst. This transaction was exempt from the registration requirements of the Securitites Act of 1933, as amended, pursuant to the exemption provided for in Section 4(2) of such Act.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.43   Stock Purchase Agreement by and between MCF Corporation and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement.

10.44 Promissory Note issued by Ascend Services Ltd dated April 29, 2005.

31.1 Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

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

MCF CORPORATION

May 5, 2005	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 5, 2005	By:	/s/ JOHN D. HIESTAND
John D. Hiestand Chief Financial Officer (Principal Financial Officer)