Form 10-Q
period 2005-06-30
MCF CORP
filed 2005-08-09
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

The number of shares of Registrant’s common stock outstanding as of August 9, 2005 was 70,972,991.

Form 10-Q

For the Six Months Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue:
Commissions	$7,299,732	$5,059,181	$13,321,695	$10,965,245
Principal transactions	(149,592)	484,042	(522,734)	1,108,520
Investment banking	1,950,289	3,449,563	8,709,099	8,137,257
Other	190,728	17,932	256,213	21,972

Total revenue	9,291,157	9,010,718	21,764,273	20,232,994

Operating expenses:
Compensation and benefits	7,166,581	6,182,080	16,368,546	13,783,260
Brokerage and clearing fees	565,559	582,106	1,087,277	1,299,655
Professional services	475,404	378,549	746,830	633,047
Occupancy and equipment	383,239	224,601	733,198	376,872
Communications and technology	442,929	336,479	866,353	601,759
Depreciation and amortization	129,363	33,921	235,112	57,861
Other	1,197,536	720,594	1,920,652	1,238,629

Total operating expenses	10,360,611	8,458,330	21,957,968	17,991,083

Operating income (loss)	(1,069,454)	552,388	(193,695)	2,241,911
Interest income	115,264	25,695	190,091	35,717
Interest expense	(16,526)	(18,521)	(33,713)	(77,197)

Income (loss) before income taxes	(970,716)	559,562	(37,317)	2,200,431
Income tax expense (benefit)	244,380	(66,897)	(40,594)	(463,345)

Net income (loss)	$(726,336)	$492,665	$(77,911)	$1,737,086

Earnings (loss) per share:
Basic	$(0.01)	$0.01	$0.00	$0.03
Diluted	$(0.01)	$0.01	$0.00	$0.02

Weighted average common shares outstanding:
Basic	66,210,026	56,787,188	65,880,961	55,666,436
Diluted	66,210,026	79,940,980	65,880,961	78,682,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$16,197,609	$17,459,113
Securities owned:
Marketable, at fair value	3,711,780	2,342,225
Not readily marketable, at estimated fair value	368,831	259,340
Restricted cash	625,617	625,000
Due from clearing broker	2,022,775	787,862
Accounts receivable, net	976,814	1,579,393
Equipment and fixtures, net	1,163,544	1,032,797
Intangible assets, net	415,076	—
Prepaid expenses and other assets	806,013	922,094

Total assets	$26,288,059	$25,007,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$347,394	$431,656
Commissions payable	2,532,523	2,840,239
Accrued liabilities	3,202,760	2,962,660
Due to clearing and other brokers	104,427	99,205
Securities sold, not yet purchased	12,925	—
Capital lease obligation	449,437	452,486
Convertible notes payable, net	171,573	166,404
Notes payable	1,276,995	1,321,324

Total liabilities	8,098,034	8,273,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2005 and December 31, 2004; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2005 and December 31, 2004; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 71,308,742 and 68,648,627 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	7,131	6,865
Additional paid-in capital	111,831,783	108,558,892
Deferred compensation	(4,396,509)	(3,163,876)
Note receivable - Ascend	(506,438)	—
Accumulated deficit	(88,745,942)	(88,668,031)

Total stockholders’ equity	18,190,025	16,733,850

Total liabilities and stockholders’ equity	$26,288,059	$25,007,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(77,911)	$1,737,086
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	235,112	57,861
Restricted stock, stock options and stock warrants granted or modified	1,151,529	495,572
Tax benefits from employee stock options	5,717	—
Amortization of discounts on convertible notes payable	5,169	32,478
Amortization of debt issuance costs	—	23,340
Gain on securities	(133,680)	(215,420)
Common stock and stock warrants received for investment banking services	—	(461,933)
Other	(6,438)	9,611
Changes in operating assets and liabilities:
Marketable securities owned	(1,332,441)	(193,503)
Due from clearing broker	(1,234,913)	(661,418)
Accounts receivable	602,579	(1,911,438)
Prepaid expenses and other assets	134,037	(194,106)
Accounts payable	(85,357)	263,544
Commissions payable	(307,716)	1,073,282
Accrued liabilities	141,197	1,261,143
Due to clearing and other brokers	5,222	(46,996)

Net cash provided by (used in) operating activities	(897,894)	1,269,103
Cash flows from investing activities:
Purchase of equipment and fixtures	(261,945)	(98,095)
Investment in Catalyst	(353,882)	—

Net cash used in investing activities	(615,827)	(98,095)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	58,169	735,558
Proceeds from the issuance of common stock	325,109	455,788
Debt service payments	(131,061)	(53,086)

Net cash provided by financing activities	252,217	1,138,260

Increase (decrease) in cash and cash equivalents	(1,261,504)	2,309,268
Cash and cash equivalents at beginning of period	17,459,113	6,142,958

Cash and cash equivalents at end of period	$16,197,609	$8,452,226

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$31,443	$42,076
Income taxes	$10,700	$191,928
Non-cash investing and financing activities:
Preferred stock dividends	$—	$13,196
Issuance of restricted stock	$2,384,162	$1,413,173
Issuance of stock options accounted for at intrinsic value	$—	$123,250
Conversion of notes payable to common stock	$—	$150,000
Purchase of equipment and fixtures on capital lease	$80,168	$138,890
Acquisition of Catalyst	$74,940	$—
Issuance of common stock to Ascend	$500,000	$—

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB Opinion No. 25 as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and will implement SFAS 123R effective January 1, 2006. The Company expects the adoption of SFAS123R will have a material impact on the Company’s financial position and results of operations.

If the Company was to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months and six months ended June 30, 2005 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(726,336)	$492,665	$(77,911)	$1,737,086
Add: Stock-based employee compensation expense included in the reported net income (loss)	19,203	17,823	38,406	54,672
Less: Stock-based employee compensation expense determined under fair value method for all awards	(359,366)	(344,001)	(690,210)	(747,128)

Pro forma net income (loss)	$(1,066,499)	$166,487	$(729,715)	$1,044,630

Net income (loss) per share, as reported:
Basic	$(0.01)	$0.01	$0.00	$0.03

Diluted	$(0.01)	$0.01	$0.00	$0.02

Net income (loss) per share, pro forma:
Basic	$(0.01)	$0.00	$(0.01)	$0.02

Diluted	$(0.01)	$0.00	$(0.01)	$0.01

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

2. Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(726,336)	$492,665	$(77,911)	$1,737,086
Preferred stock dividends	—	(2,211)	—	(13,196)

Net income (loss) available to common stockholders – basic	(726,336)	490,454	(77,911)	1,723,890
Interest and dividends on dilutive common shares	—	10,211	—	29,932

Net income available to common stockholders - diluted	$(726,336)	$500,665	$(77,911)	$1,753,822

Weighted-average number of common shares – basic	66,210,026	56,787,188	65,880,961	55,666,436
Exercise or conversion of all potentially dilutive common shares outstanding	—	23,153,792	—	23,016,411

Weighted-average number of common shares – diluted	66,210,026	79,940,980	65,880,961	78,682,847

Basic net income (loss) per common share	$(0.01)	$0.01	$0.00	$0.03

Diluted net income (loss) per common share	$(0.01)	$0.01	$0.00	$0.02

Basic earnings per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income, less dividends on preferred stock plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for the three months and six months ended June 30, 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options and warrants was calculated using an average price of the Company’s common stock of $2.37 and $2.05 per share for the three months and six months ended June 30, 2004, respectively.  Because the Company reported a net loss during three months and six months ended June 30, 2005, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	8,677,049	5,972,735	7,862,314	5,933,528
Weighted average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	17,856,840	—	18,392,641	—
Weighted average shares issuable upon conversion of the convertible notes payable	1,000,000	—	1,000,000	48,264
Weighted average shares issuable upon conversion of the convertible preferred stock		53,722		18,587
Weighted average shares contingently issuable	1,057,031	—	629,591	—

Total common stock equivalents excluded from diluted net income per share	28,590,920	6,026,457	27,884,546	6,000,379

3. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $12,442,000 exceeded the amount required by $11,953,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

4. Acquisition of Catalyst Financial Planning and Investment Management, Inc.

On February 28, 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management. This is the Company’s first acquisition of a registered investment advisor as the Company executes on its plan to build a fee-based, recurring revenue business. The Company plans to introduce new potential clients to Catalyst from the corporate and venture services group as well as the investment banking department.

The purchase consideration for Catalyst consists of both cash and common stock that will be paid over a three year period. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,433 as initial consideration at the closing. The Company has also agreed to issue to the Catalyst Shareholder up to 925,325 shares of common stock over three years based upon the amount of revenue growth for Catalyst. The payment of these shares is subject to specified conditions. Such additional amounts will be recorded as compensation expense, if any, when such amounts become due which are contingent upon the continued employment of the Catalyst Shareholder. The Company acquired 100% of the voting stock in Catalyst. The results of operations for Catalyst are included in the Company’s consolidated financial statements beginning March 1, 2005.

5. Ascend Services Ltd.

On May 4, 2005, MCF Corporation entered into a strategic alliance with Ascend Services Ltd., or Ascend. In conjunction with this alliance, Ascend has entered into a stock purchase agreement with the Company. Ascend has also engaged the Company as an investment advisor for its short-term high credit-quality fixed income portfolio. The Company issued 1,078,749 shares of its common stock and Ascend has issued an unsecured promissory note payable to the Company in the amount of $1.5 million. The shares will be held initially in escrow. Upon Ascend achieving specified milestones, the 1,078,749 shares of common stock will be released from escrow in three installments of 359,583 shares and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note shall become effective and start accruing interest. The promissory note accrues interest at 10% per annum and matures on February 28, 2006.

On May 15, 2005, the Company released the first installment of 359,583 shares of common stock to Ascend while the related promissory note with a face value of $500,000 became effective. The Company recorded the promissory note as a reduction of stockholders’ equity until Ascend repays the note. Interest income from the note amounted to $6,000 during the three months ended June 30, 2005.

6. Income Taxes

The income tax expense for the six months ended June 30, 2005 represented alternative minimum tax while the income tax expense for 2004 reflected taxes calculated for federal and state tax purposes. The income tax expense for 2005 and 2004 reflects the utilization of some of the Company’s net operating loss carryforwards.

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

Company Overview

MCF Corporation is a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management, and wealth management through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC, and MCF Wealth Management, LLC. MCF Asset Management, LLC and MCF Wealth Management, LLC are two recently formed businesses that are predicated on fee-based, recurring revenue models.

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

Business Environment

The second quarter of 2005 has been more favorable for investors in both the U.S. stock and bond markets relative to the first quarter 2005. Large and mid capitalization equities fared the best during this period. The Federal Reserve board continued its strategy of raising the overnight discount rate (for the ninth time in as many months) to keep inflation in check. The Consumer Confidence index rose in June to its highest rating since June 2002. Foreign investors are also recognizing the improving U.S. economy with marked increases of investments in U.S. currency with the dollar gaining 12.5% against the Euro and 7.3% against the Yen since the beginning of the year. Investors continued to face risks when considering the current volatile oil market, continued issues with Iraq, U.S. trade deficit concerns and the well publicized real estate markets exuberance that has caused significant appreciation in real estate values. Second quarter equity capital markets activity was very light as investor appetite for risk waned following the overall market decline in the first quarter of 2005.

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

Executive Overview

Revenue recognized in the second quarter 2005 was $9,291,000, an increase of 3% over the second quarter of 2004. Commission revenue grew by 44% over 2004 while investment banking revenue declined by 43% from the prior year. Our investment banking practice was impacted by the challenging capital markets environment for the fast growing companies that we serve, as well as a senior management transition in the investment banking department that was completed at the beginning of the third quarter with the hiring of a new head of investment banking. We incurred a net loss of $0.01 per diluted share for the three months ended June 30, 2005, compared to net income of $0.01 per share during the three months ended June 30, 2004. Our profitability was negatively impacted by the decline in our investment banking revenue as well as lower net gains from our investment portfolio compared to the prior year. We continued to hire experienced professionals during the second quarter across our various departments, including sales and trading, research, investment banking and revenue support. Additionally, we are continuing our business developments activities related to our asset management and wealth management businesses.

Results of Operations

The following table sets forth a summary of financial highlights for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$9,291,157	$9,010,718	$21,764,273	$20,232,994
Operating expenses	10,360,611	8,458,330	21,957,968	17,991,083
Operating income (loss)	(1,069,454)	552,388	(193,695)	2,241,911
Net income (loss)	(726,336)	492,665	(77,911)	1,737,086

EBITDA	$(314,232)	$903,017	$1,192,946	$2,785,495
Adjustments:
Interest income	115,264	25,695	190,091	35,717
Interest expense	(16,526)	(18,521)	(33,713)	(77,197)
Income tax expense	244,380	(66,897)	(40,594)	(463,345)
Depreciation and amortization	(129,363)	(33,921)	(235,112)	(57,861)
Amortization of stock-based compensation	(625,859)	(316,708)	(1,151,529)	(485,723)

Net income (loss)	$(726,336)	$492,665	$(77,911)	$1,737,086

Our revenue during the second quarter 2005 increased $280,000 or 3%, from the corresponding period in 2004 reflecting the continued growth of our sales and trading activities, partially offset by lower investment banking revenue during the period. We incurred a net loss of $726,000 during the second quarter 2005 as compared to net income of $493,000 during the second quarter 2004. Our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the second quarter of 2005 were ($314,000) as compared to $903,000 in 2004. The decline in profitability during the second quarter of 2005 as compared to the second quarter of 2004 resulted from (i) the drop in our investment banking revenue which produces higher operating margins compared to sales and trading revenue, (ii) lower net gains from our investment portfolio compared to the prior year and (iii) higher compensation and benefits expense that was due to the increase in our headcount in anticipation for the continued growth in our revenue.

EBITDA (earnings before interest, taxes, depreciation and amortization) is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider EBITDA an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible and intangible asset depreciation and stock-based amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our sales and trading activity operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Commissions	$7,299,732	$5,059,181	$13,321,695	$10,965,245
Principal transactions:
Customer principal transactions, proprietary trading and market making	(235,529)	(212,877)	(766,248)	285,300
Investment portfolio	85,937	696,919	243,514	823,220
Total principal transactions revenue	$(149,592)	$484,042	$(522,734)	$1,108,520

Transaction Volumes:

Number of shares traded	242,964,000	234,043,000	463,914,000	443,770,000
Number of active clients	396	355	478	454

Agency commission revenue increased by $2,241,000, or 44%, during the second quarter of 2005 as compared to the second quarter of 2004. This growth is primarily attributed to the hiring of additional sales and research professionals that resulted in the increase in the number of active client accounts and the deeper penetration of these accounts during 2005 as compared to 2004. During the three months ended June 30, 2005 and 2004, no single sales and trading customer accounted for more than 10% of our revenue.

Principal transaction losses, including market making and proprietary trading for our own account, amounted to $150,000 during the three months ended June 30, 2005, as compared to $484,000 in principal transaction gains during the three months ended June 30, 2004. During the second quarter of 2005, we incurred losses related to our market making activities which were partially offset by proprietary trading gains during the period. Market making trading is intended to facilitate customer order flow and is an important component to our overall capital markets strategy. Additionally, our investment portfolio, which primarily consists of stock warrants and restricted common stock that we earn in connection with our investment banking activity, increased in value during the second quarter of 2005 but by a lower amount than in the second quarter of 2004.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory. Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:

Capital raising	$1,910,289	$3,364,739	$8,503,974	$7,563,797
Financial advisory	40,000	84,824	205,125	573,460
Total investment banking revenue	$1,950,289	$3,449,563	$8,709,099	$8,137,257

Transaction Volumes:

Public offerings:
Capital underwritten	$75,000,000	$182,171,500	$141,225,000	$225,181,500
Number of transactions	1	4	3	5
Private placements:
Capital raised	$33,425,000	$50,050,000	$217,419,000	$124,450,000
Number of transactions	3	5	9	10

Investment banking revenue decreased by $1,499,000, or 43%, during the second quarter of 2005 as compared to the second quarter of 2004. This decline reflected the challenging market environment for the small and mid-cap companies that we serve, as well as a senior management transition in the investment banking department that was completed at the beginning of the third quarter with the hiring of a new head of investment banking. We closed one equity underwritten transaction and three private placement transactions during the second quarter of 2005, compared to four underwritten and five private placement transactions during the second quarter 2004. During the three months ended June 30, 2005, one investment banking customer accounted for 12% of our revenue, while one investment banking customer accounted for 11% of our revenue for the three months ended June 30, 2004.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes incentive compensation paid to sales and trading and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commission revenue production but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

The following table sets forth the major components of our compensation and benefits for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Incentive compensation and discretionary bonuses	$3,574,161	$3,924,489	$9,394,458	$9,554,349
Salaries and wages	2,297,774	1,425,294	4,287,750	2,628,338
Stock-based compensation	625,859	326,556	1,151,529	485,721
Payroll taxes, benefits and other	668,787	505,741	1,534,809	1,114,852
Total compensation and benefits	$7,166,581	$6,182,080	$16,368,546	$13,783,260
Total compensation and benefits as a percentage of revenue	77%	69%	75%	68%
Cash compensation and benefits as a percentage of revenue	70%	65%	70%	66%

The amount of compensation and benefits that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. During the three months and six months ended June 30, 2005, compensation and benefits expense increased by $985,000, or 16%, and $2,585,000, or 19%, as compared to the corresponding period in 2004, respectively. Cash compensation and benefits expense as a percentage of revenue increased to 70% during the first six months of 2005 as compared to 66% during the first six months of 2004.

This increase in cash compensation and benefits expense as a percentage of revenue is due in part to principal transaction losses in 2005 compared to principal transaction gains in 2004, as well as to higher salaries and wages related to additional employees. Principal transaction losses decrease revenue but do not impact compensation and benefits expense thereby increasing the percentage of compensation and benefits expense to revenue.

We have grown our headcount at a rapid but structured pace during 2004 and 2005. Our headcount has increased from 104 at June 30, 2004 to 144 at June 30, 2005. The increase in stock-based compensation during 2005 reflects our decision to grant restricted stock to new and existing employees.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Despite an increase in commission revenue during the three months and six months ended June 30, 2005 as compared to the corresponding periods in 2004, brokerage and clearing fees decreased by $17,000, or 3%, from the second quarter of 2004 and $212,000, or 16%, from the first six months of  2004. This reflected the cost savings that we achieved by negotiating lower fees with our new clearing broker during the fourth quarter 2004.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions and various consulting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature.  During the three months and six months ended June 30, 2005, professional services expense increased by $97,000, or 26%, and $114,000, or 18%, as compared to the corresponding periods in 2004, respectively. This increase in professional services expense primarily reflected higher legal costs related to various corporate and investment banking activities.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature and tend to increase as we hire additional employees. During the three months and six months ended June 30, 2005, occupancy and equipment expense increased by $159,000, or 71%, and $356,000, or 95%, as compared to the corresponding periods in 2004, respectively. The increase in occupancy and equipment expense resulted mostly from higher office rents. During 2004, we moved into larger office spaces in San Francisco, New York, Boston, Los Angeles and Portland to accommodate our growth in business and headcount.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. During the three months and six months ended June 30, 2005, communications and technology expense increased by $106,000, or 32%, and $264,000, or 44%, as compared to the corresponding periods in 2004, respectively. The increase in communications and technology expense was due to higher telephone and data service fees incurred in our sales and trading operations. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices, as well as higher costs to upgrade our information technology infrastructure.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. During the three months and six months ended June 30, 2005, depreciation and amortization expense increased by $95,000, or 281%, and $177,000, or 306%, as compared to the corresponding periods in 2004, respectively. The increase in depreciation and amortization expense was due to increased capital expenditures, including leasehold improvements to our San Francisco and New York offices during 2004, to facilitate our growth and expansion.

Other operating expense includes professional liability and property insurance, recruiting, investor conferences, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. During the three months and six months ended June 30, 2005, other operating expense increased by $477,000, or 66%, and $682,000, or 55%, as compared to the corresponding period in 2004, respectively. The increase in other operating expense was attributed to higher recruiting costs, additional investor conferences, higher travel expenses, and various business taxes.

Income Tax Expense

The income tax expense for the six months ended June 30, 2005 represented alternative minimum tax while the income tax expense for 2004 reflected taxes calculated for federal and state tax purposes. The income tax expense for 2005 and 2004 reflects the utilization of some of the Company’s net operating loss carryforwards.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the six months ended June 30, 2005. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2005 and 2004 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of June 30, 2005, our short-term and long-term debt amounted to $1,898,000, while our stockholders’ equity was $18,190,000. Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of June 30, 2005, liquid assets consisted primarily of cash and cash equivalents of $16,198,000 and marketable securities of $3,712,000, for a total of $19,909,000. Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $12,442,000, which exceeded the amount required by $11,953,000.

During the six months ended June 30, 2005, our earnings before interest, taxes, depreciation and amortization, or EBITDA, were $1,193,000. We consider EBITDA an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible and intangible asset depreciation and stock-based amortization. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. Cash flow used in our operating activities during the first six months of 2005 was $898,000 and includes the increase in operating assets, such as marketable securities and due from clearing broker, by $1,831,000 and the reduction of operating liabilities, such as commissions payable and accrued liabilities, by $247,000.

Cash used in investing activities during the six months ended 2005 was $616,000, reflecting the acquisition of Catalyst and the purchase of equipment and fixtures. Cash provided by financing activities was $252,000 during the first six months of 2005 due primarily to the proceeds from the issuance of common stock for the Employee Stock Purchase Plan and exercises of stock options and stock warrants.

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

During the six months ended June 30, 2005, one sales professional accounted for 13% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the six months ended June 30, 2005, one investment banking customer accounted for 12% of our revenue. We cannot assure you that we will not become dependent on one customer, or on a small number of customers, for a large percentage of our revenue in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

We have a significant number of outstanding stock options and warrants. During the six months ended June 30, 2005, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $1.46 per share, represent approximately 16% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2005.

Changes in internal controls - During the first quarter 2005, the Company upgraded its accounting system from QuickBooks to MAS 500, an enterprise management system. This system represents the core accounting platform for the Company and integrates with other business applications used by the Company. Appropriate testing of the system was performed by the Company prior to adding MAS 500 into operation. Aside from the change just described, there was no other change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the six months ended June 30, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westerman v. Western Capital Financial Group – NASD Arbitration

In May 2005, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Ms. Westerman.  The claim names Western Capital Financial Group as one of several defendants.  Western Capital Financial Group is the predecessor name of Merriman Curhan Ford & Co., the California corporation.  The Western Capital Financial Group name was effective from June 26, 1986 to July 14, 1998.

This claim arises from Ms. Westerman’s purchase of a variable annuity product in January 1990 from a predecessor of our broker-dealer subsidiary.  MCF Corporation acquired Merriman Curhan Ford & Co. in December 2001.  The Claimant alleges that a registered representative improperly recommended that she move her investment to different products on two occasions.

Claimant alleges a theory of predecessor liability against Merriman Curhan Ford & Co.  Claimant prays for monetary damages in excess of $300,000 against the eleven named respondents.  We do not believe that Ms. Westerman’s claims against Merriman Curhan Ford & Co. are meritorious.  We are in the early pleading stages of the matter and a hearing date has not been assigned.  Based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 2.    Recent Sales of Unregistered Securities

On May 4, 2005, MCF Corporation entered into a strategic alliance with Ascend Services Ltd., or Ascend.  In conjunction with this alliance, Ascend has entered into a stock purchase agreement with the Company.  Ascend has also engaged the Company as an investment advisor for its short-term high credit-quality portfolio.  The Company issued 1,078,749 shares of its common stock and Ascend has issued an unsecured promissory note payable to the Company in the amount of $1.5 million.  The shares will be held initially in escrow.  Upon Ascend achieving specified milestones, the 1,078,749 shares of common stock will be released from escrow in three installments of 359,583 shares and provided to Ascend.  Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note shall become effective and start accruing interest.  The promissory note accrues interest at 10% per annum and matures on February 28, 2006.  The securities described in this paragraph: (i) were issued to a private investor without the involvement of underwriters; (ii) were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933; and (iii) carried certain registration rights.

Item  6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

10.43 Stock Purchase Agreement by and between MCF Corporation and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement.*

10.44 Promissory Note issued by Ascend Services Ltd dated April 29, 2005.*

10.45 Employment Agreement between MCF Corporation and Gregory S. Curhan, dated January 1, 2005.

10.46 Employment Agreement between MCF Corporation and Robert E. Ford, dated January 1, 2005.

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

* Incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated April 13, 2005, reporting the announcement that Merriman Curhan Ford & Co. was ranked the number one placement agent for PIPE transactions for the first quarter 2005 according to year-to-date league table as of April 1, 2005 prepared by PlacementTracker, a service of Sagient Research Systems, Inc.

Current Report on Form 8-K dated May 5, 2005, reporting the announcement of earnings for the first quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

August 9, 2005	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 9, 2005	By:	/s/ JOHN D. HIESTAND
John D. Hiestand
Chief Financial Officer
(Principal Financial Officer)