Form 10-Q/A
period 2005-06-30
MCF CORP
filed 2005-08-17
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

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

The number of shares of Registrant’s common stock outstanding as of August 15, 2005 was 71,152,991.

Explanatory Note

This Amendment No. 1 to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2005 is being filed to add the disclosure contained in Part II. Item 4., “Submission of Matters to a Vote of Security Holders.” No other changes were made to the Company’s Report on Form 10-Q for the quarterly period ended June 30, 2005; however, this Amendment No. 1 to Form 10-Q is being filed in its entirety for clarity and completeness.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on May 6, 2005. At the annual meeting, our stockholders voted on the following matters:

		Votes For	Votes Against	Votes Abstained	Broker Non-Votes

1.	Election of Directors:

	D. Jonathan Mcrriman	50,262,217	0	208,370	0

	Patrick H. Arbor	50,262,217	0	208,370	0

	Donald H. Sledge	50,182,217	0	208,370	80,000

	Ronald E. Spears	50,262,217	0	208,370	0

	Steven W. Town	50,262,217	0	208,370	0

	Raymond J. Minehan	50,262,217	0	208,370	0

	Dennis G. Sehmal	50,262,217	0	208,370	0

	Anthony B. Helfer	50,262,217	0	208,370	0

	Scott Potter	50,262,217	0	208,370	0

2.	Approval of amendments to the Company’s 2003 Stock Option and Incentive Plan to increase by 1,500,000 the number of shares of Common Stock available for issuance pursuant to awards granted under the Stock Option and Incentive Plan and to extend the term of the Stock Option and Incentive Plan for an additional one-year period, until March 7, 2015.	16,366,541	1,859,177	399,475	31,845,394

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

MCF CORPORATION

August 15, 2005	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 15, 2005	By:	/s/ JOHN D. HIESTAND
John D. Hiestand
Chief Financial Officer
(Principal Financial Officer)