Form 10-Q
period 2005-09-30
MCF CORP
filed 2005-11-10
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒    No  ☐

The number of shares of Registrant’s common stock outstanding as of November 9, 2005 was 71,543,974.

Form 10-Q
For the Nine Months Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue:
Commissions	$6,943,963	$4,805,372	$20,265,658	$15,770,617
Principal transactions	838,504	155,602	315,770	1,264,122
Investment banking	1,130,351	1,340,750	9,839,450	9,478,007
Other	200,382	1,623	456,595	23,595

Total revenue	9,113,200	6,303,347	30,877,473	26,536,341

Operating expenses:
Compensation and benefits	6,761,813	5,170,358	23,130,359	18,953,618
Brokerage and clearing fees	688,320	588,099	1,775,597	1,887,754
Professional services	502,093	346,151	1,248,923	979,198
Occupancy and equipment	426,109	219,511	1,159,307	596,383
Communications and technology	496,285	383,015	1,362,638	984,774
Depreciation and amortization	132,606	38,780	367,718	96,641
Other	1,611,465	1,015,887	3,532,117	2,254,516

Total operating expenses	10,618,691	7,761,801	32,576,659	25,752,884

Operating income (loss)	(1,505,491)	(1,458,454)	(1,699,186)	783,457
Interest income	115,316	24,428	305,407	60,145
Interest expense	(15,755)	(20,451)	(49,468)	(97,648)

Income (loss) before income taxes	(1,405,930)	(1,454,477)	(1,443,247)	745,954
Income tax benefit (expense)	(86,814)	425,630	(127,408)	(37,715)

Net income (loss)	$(1,492,744)	$(1,028,847)	$(1,570,655)	$708,239

Earnings (loss) per share:
Basic	$(0.02)	$(0.02)	$(0.02)	$0.01
Diluted	$(0.02)	$(0.02)	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	66,905,944	59,919,209	66,226,377	57,094,385
Diluted	66,905,944	59,919,209	66,226,377	76,958,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$14,939,628	$17,459,113
Securities owned:
Marketable, at fair value	5,907,148	2,342,225
Not readily marketable, at estimated fair value	526,734	259,340
Restricted cash	627,866	625,000
Due from clearing broker	1,234,772	787,862
Accounts receivable, net	1,233,137	1,579,393
Equipment and fixtures, net	1,335,011	1,032,797
Intangible assets, net	404,766	—
Prepaid expenses and other assets	743,886	922,094

Total assets	$26,952,948	$25,007,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,239,555	$431,656
Commissions payable	1,703,433	2,840,239
Accrued liabilities	3,175,090	2,962,660
Due to clearing and other brokers	128,053	99,205
Securities sold, not yet purchased	1,566,672	—
Capital lease obligation	401,365	452,486
Convertible notes payable, net	174,157	166,404
Notes payable	1,254,496	1,321,324

Total liabilities	9,642,821	8,273,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2005 and December 31, 2004; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2005 and December 31, 2004; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 71,439,807 and 68,648,627 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	7,144	6,865
Additional paid-in capital	111,690,495	108,558,892
Deferred compensation	(3,629,785)	(3,163,876)
Note receivable - Ascend	(519,041)	—
Accumulated deficit	(90,238,686)	(88,668,031)

Total stockholders’ equity	17,310,127	16,733,850

Total liabilities and stockholders’ equity	$26,952,948	$25,007,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,570,655)	$708,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	367,718	96,641
Restricted stock, stock options and stock warrants granted or modified	1,468,064	795,839
Tax benefits from employee stock options	(10,424)	—
Amortization of discounts on convertible notes payable	7,752	38,938
Amortization of debt issuance costs	—	23,340
Unrealized (gain) loss on securities	(363,187)	115,685
Common stock and stock warrants received for investment banking services	—	(461,933)
Other	(17,132)	22,652
Changes in operating assets and liabilities:
Marketable and non-marketable securities owned	(1,902,458)	(106,922)
Restricted cash	(2,866)	(275,000)
Due from clearing broker	(446,910)	(478,923)
Accounts receivable	346,256	(73,308)
Prepaid expenses and other assets	196,781	(513,818)
Accounts payable	806,804	276,308
Commissions payable	(1,136,806)	461,975
Accrued liabilities	113,527	311,346
Due to clearing and other brokers	28,848	(45,257)

Net cash provided by (used in) operating activities	(2,114,688)	895,802
Cash flows from investing activities:
Purchase of equipment and fixtures	(557,617)	(44,831)
Acquisition of Catalyst	(353,882)	—
Investment in MCF Limited Partners I, LP	—	(11,000)

Net cash used in investing activities	(911,499)	(55,831)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	6,273,316
Proceeds from the exercise of stock options and warrants	116,682	798,911
Proceeds from the issuance of common stock for ESPP	591,651	313,103
Debt service payments	(201,631)	(94,407)

Net cash provided by financing activities	506,702	7,290,923

Increase (decrease) in cash and cash equivalents	(2,519,485)	8,130,894
Cash and cash equivalents at beginning of period	17,459,113	6,142,958

Cash and cash equivalents at end of period	$14,939,628	$14,273,852

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$66,410	$65,298
Income taxes	$68,161	$192,728
Non-cash investing and financing activities:
Preferred stock dividends	$—	$92,758
Issuance of restricted stock	$1,945,973	$2,548,606
Issuance of stock options accounted for at intrinsic value	$12,000	$139,250
Conversion of notes payable to common stock	$—	$150,000
Purchase of equipment and fixtures on capital lease	$—	$340,959
Acquisition of Catalyst	$74,940	$—
Issuance of common stock to Ascend in return for note receivable	$500,000	$—
Stock warrants issued to common stock investors	$—	$1,212,399

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

If the Company was to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three months and nine months ended September 30, 2005 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(1,492,744)	$(1,028,847)	$(1,570,655)	$708,239
Add: Stock-based employee compensation expense included in the reported net income (loss)	18,203	19,203	56,609	73,875
Less: Stock-based employee compensation expense determined under fair value method for all awards	(438,065)	(655,790)	(1,128,276)	(1,402,918)

Pro forma net income (loss)	$(1,912,606)	$(1,665,434)	$(2,642,322)	$(620,804)

Net income (loss) per share, as reported:
Basic	$(0.02)	$(0.02)	$(0.02)	$0.01

Diluted	$(0.02)	$(0.02)	$(0.02)	$0.01

Net income (loss) per share, pro forma:
Basic	$(0.03)	$(0.03)	$(0.04)	$0.01

Diluted	$(0.03)	$(0.03)	$(0.04)	$0.01

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

2. Net Income (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(1,492,744)	$(1,028,847)	$(1,570,655)	$708,239
Preferred stock dividends	—	(79,562)	—	(92,758)

Net income (loss) available to common stockholders - basic	(1,492,744)	(1,108,409)	(1,570,655)	615,481
Interest and dividends on dilutive common shares	—	—	—	—

Net income available to common stockholders - diluted	$(1,492,744)	$(1,108,409)	$(1,570,655)	$615,481

Weighted-average number of common shares - basic	66,905,944	59,919,209	66,226,377	57,094,385
Exercise or conversion of all potentially dilutive common shares outstanding	—	—	—	19,863,751

Weighted-average number of common shares - diluted	66,905,944	59,919,209	66,226,377	76,958,136

Basic net income (loss) per common share	$(0.02)	$(0.02)	$(0.02)	$0.01

Diluted net income (loss) per common share	$(0.02)	$(0.02)	$(0.02)	$0.01

Basic earnings per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income, less dividends on preferred stock plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options and warrants was calculated using an average price of the Company’s common stock of $1.90 per share for the nine months ended September 30, 2004.  Because the Company reported a net loss during three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	9,983,740	6,573,013	8,123,311	5,778,264
Weighted average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	16,142,510	18,848,525	17,655,135	—
Weighted average shares issuable upon conversion of the convertible notes payable	1,000,000	2,500,000	1,000,000	2,532,058
Weighted average shares issuable upon conversion of the convertible preferred stock	—	29,781	—	275,009
Weighted average shares contingently issuable	1,470,974	—	846,876	—

Total common stock equivalents excluded from diluted net income per share	28,597,224	27,951,319	27,625,322	8,585,331

3. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $10,389,000 exceeded the amount required by $9,766,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

5. Ascend Services Ltd.

On May 4, 2005, MCF Corporation entered into a strategic alliance with Ascend Services Ltd., or Ascend. In conjunction with this alliance, Ascend has entered into a stock purchase agreement with the Company. Ascend has also engaged the Company as an investment advisor for its short-term high credit-quality fixed income portfolio. The Company issued 1,078,749 shares of its common stock and Ascend has issued an unsecured promissory note payable to the Company in the amount of $1.5 million. The shares will be held initially in escrow. Upon Ascend achieving specified milestones, the 1,078,749 shares of common stock will be released from escrow in three installments of 359,583 shares each and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note shall become effective and start accruing interest. The promissory note accrues interest at 10% per annum and matures on February 28, 2006. The Company will record the promissory note as a reduction of stockholders’ equity until Ascend repays the note.

On May 15, 2005, the Company released the first installment of 359,583 shares of common stock to Ascend while the related promissory note with a face value of $500,000 became effective. Interest income from the note amounted to $19,000 during the nine months ended September 30, 2005.

6. Income Taxes

The income tax expense for the nine months ended September 30, 2005 represented state taxes while the income tax expense for 2004 reflected taxes calculated for federal and state tax purposes. The income tax expense for 2005 and 2004 reflects the utilization of some of the Company’s net operating loss carryforwards.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,”“will,”“should,”“expects,”“anticipates,”“targets,”“goals,”“projects,”“intends,”“plans,”“believes,”“seeks,”“estimates,”“predicts,”“potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under“Risk Factors” beginning on Page 18 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

Business Environment

The business environment during the third quarter 2005 was somewhat favorable due to a combination of factors including an expanding U.S. economy, continued low interest rates and low inflation. Favorable job reports and an active housing market provided ongoing support to economic activity. The unemployment rate dropped to its lowest level since August 2001. Oil prices, however, soared during the quarter raising concerns about the effect on overall economic activity. The Federal Reserve Board continued its measured pace of interest rate increases, raising the federal funds rate to 3.75%. The small-cap growth equity indices applicable to the companies that we serve were mostly flat during the third quarter and for the year-to-date.

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

Executive Overview

Revenue recognized in the third quarter 2005 was $9,113,000, an increase of 45% over the third quarter of 2004. Commission revenue grew by 45% over 2004 while investment banking revenue declined by 16% from the prior year. We incurred a net loss of $0.02 per diluted share for the three months ended September 30, 2005 and 2004. Our profitability was negatively impacted by the decline in our investment banking revenue and increased costs associated with marketing, recruiting and other operating expenses. We continued to hire experienced professionals during the third quarter across our various departments, including sales and trading, research, investment banking and revenue support. During the first nine months of 2005, we have grown our head count by 28% and increased our marketing expenditures which we believe will help build our brand identity and ultimately lead to higher revenue in future periods, while remaining cash flow positive as measured by EBITDA. Additionally, we are continuing our business development activities related to our asset management and wealth management businesses.

Results of Operations

The following table sets forth a summary of financial highlights for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$9,113,200	$6,303,347	$30,877,473	$26,536,341
Operating expenses	10,618,691	7,761,801	32,576,659	25,752,884
Operating income (loss)	(1,505,491)	(1,458,454)	(1,699,186)	783,457
Net income (loss)	(1,492,744)	(1,028,847)	(1,570,655)	708,239

EBITDA	$(1,056,349)	$(1,109,558)	$136,596	$1,675,937
Adjustments:
Interest income	115,316	24,428	305,407	60,145
Interest expense	(15,755)	(20,451)	(49,468)	(97,648)
Income tax expense	(86,814)	425,630	(127,408)	(37,715)
Depreciation and amortization	(132,606)	(38,780)	(367,718)	(96,641)
Amortization of stock-based compensation	(316,536)	(310,116)	(1,468,064)	(795,839)

Net income (loss)	$(1,492,744)	$(1,028,847)	$(1,570,655)	$708,239

Our revenue during the third quarter 2005 increased $2,810,000 or 45%, from the corresponding period in 2004 reflecting the continued growth of our sales and trading activities, partially offset by lower investment banking revenue during the period. We incurred a net loss of $1,493,000 during the third quarter 2005 as compared to net loss of $1,029,000 during the third quarter 2004. Our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the third quarter 2005 and 2004 were ($1,056,000) and ($1,110,000), respectively. The decline in profitability during the third quarter of 2005 as compared to the third quarter of 2004 resulted from the drop in our investment banking revenue which produces higher operating margins compared to sales and trading revenue, and higher marketing, recruiting and other operating expenses. Our second annual Investor Summit conference was held during the third quarter which resulted in significant expense. We believe that the conference is critical to our development of investment banking mandates, as well as creating brand identity for our firm.

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

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•	Commissions - Commissions include revenue resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our sales and trading activity operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Commissions	$6,943,963	$4,805,372	$20,265,658	$15,770,617
Principal transactions:
Customer principal transactions, proprietary trading and market making	1,037,478	207,936	271,230	493,236
Investment portfolio	(198,974)	(52,334)	44,540	770,886
Total principal transactions revenue	$838,504	$155,602	$315,770	$1,264,122

Transaction Volumes:

Number of shares traded	293,312,000	149,110,000	757,226,000	592,880,000
Number of active clients	426	351	559	526

Commission revenue increased by $2,139,000, or 45%, during the third quarter of 2005 as compared to the third quarter of 2004. This growth is primarily attributable to the hiring of additional sales and research professionals that resulted in the increase in the number of active client accounts and the deeper penetration of these accounts during 2005 as compared to 2004. During the three months ended September 30, 2005, no single sales and trading customer accounted for more than 10% of our revenue, while one sales and trading customer accounted for 13% of our revenue during the three months ended September 30, 2004.

Principal transaction gains, including market making and proprietary trading for our own account, amounted to $839,000 during the three months ended September 30, 2005, as compared to $156,000 during the three months ended September 30, 2004. During the third quarter of 2005, most of our principal transactions revenue was attributable to gains from our proprietary trading and market making activities which were partially offset by the decline in value of our investment portfolio which primarily consists of stock warrants and restricted common stock that we earn in connection with our investment banking activity.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory. Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:

Capital raising	$784,911	$472,030	$9,288,885	$7,635,827
Financial advisory	345,440	868,720	550,565	1,842,180
Total investment banking revenue	$1,130,351	$1,340,750	$9,839,450	$9,478,007

Transaction Volumes:

Public offerings:
Capital underwritten	$42,100,000	$20,097,000	$183,325,000	$245,279,000
Number of transactions	2	1	5	6
Private placements:
Capital raised	$3,000,000	$5,500,000	$220,419,000	$119,950,000
Number of transactions	1	1	10	10

Investment banking revenue decreased by $210,000, or 16%, during the third quarter of 2005 as compared to the third quarter of 2004. Our investment banking practice was unable to close a significant amount of mandated business during the third quarter 2005. This was due in part to a senior management transition in the investment banking department. This transition was completed at the beginning of the third quarter with the hiring of a new head of investment banking. We closed two equity underwritten transaction and one private placement transactions during the third quarter of 2005, compared to one underwritten and one private placement transactions during the third quarter 2004. During the three months ended September 30, 2005, no single investment banking customer accounted for more than 10% of our revenue, while one investment banking customer accounted for 12% of our revenue for the three months ended September 30, 2004.

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

The following table sets forth the major components of our compensation and benefits for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Incentive compensation and discretionary bonuses	$3,308,472	$2,784,053	$12,702,930	$12,338,402
Salaries and wages	2,522,864	1,551,986	6,810,614	4,180,324
Stock-based compensation	316,536	300,267	1,468,065	785,988
Payroll taxes, benefits and other	613,941	534,052	2,148,750	1,648,904
Total compensation and benefits	$6,761,813	$5,170,358	$23,130,359	$18,953,618
Total compensation and benefits as a percentage of revenue	74%	82%	75%	71%
Cash compensation and benefits as a percentage of revenue	71%	77%	70%	68%

The amount of compensation and benefits that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. During the three months and nine months ended September 30, 2005, compensation and benefits expense increased by $1,591,000, or 31%, and $4,177,000, or 22%, as compared to the corresponding period in 2004, respectively.

Cash compensation and benefits expense as a percentage of revenue increased to 70% during the first nine months of 2005 as compared to 68% during the first nine months of 2004. This increase is due in part to higher salaries and wages resulting from increased headcount in anticipation of our revenue growth. We have grown our headcount at a measured pace during 2004 and 2005. Our headcount has increased from 109 at September 30, 2004 to 148 at September 30, 2005. The increase in stock-based compensation during 2005 reflects our decision to grant restricted stock to new and existing employees. During the three months ended September 30, 2005 and 2004, one sales professional accounted for 15% and 20% of our revenue, respectively.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Despite the increase in commission revenue during the nine months ended September 30, 2005 as compared to the corresponding period in 2004, brokerage and clearing fees decreased by $112,000, or 6%, from the first nine months of  2004. This reflected the cost savings that we achieved by negotiating lower fees with our new clearing broker during the fourth quarter 2004.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions and various consulting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature.  During the three months and nine months ended September 30, 2005, professional services expense increased by $156,000, or 45%, and $270,000, or 28%, as compared to the corresponding periods in 2004, respectively. This increase in professional services expense primarily reflected higher legal costs related to various corporate and investment banking activities.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature and tend to increase as we hire additional employees. During the three months and nine months ended September 30, 2005, occupancy and equipment expense increased by $207,000, or 94%, and $563,000, or 94%, as compared to the corresponding periods in 2004, respectively. The increase in occupancy and equipment expense resulted mostly from higher office rents. During 2004, we moved into larger office spaces in San Francisco, New York, Boston, Los Angeles and Portland to accommodate our growth in business and headcount.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. During the three months and nine months ended September 30, 2005, communications and technology expense increased by $113,000, or 30%, and $378,000, or 38%, as compared to the corresponding periods in 2004, respectively. The increase in communications and technology expense was due to higher telephone and data service fees incurred in our sales and trading operations. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices, as well as higher costs to upgrade our information technology infrastructure.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. During the three months and nine months ended September 30, 2005, depreciation and amortization expense increased by $94,000, or 242%, and $271,000, or 281%, as compared to the corresponding periods in 2004, respectively. The increase in depreciation and amortization expense was due to increased capital expenditures, including leasehold improvements to our San Francisco and New York offices during 2004, to facilitate our growth and expansion.

Other operating expense includes professional liability and property insurance, recruiting, investor conferences, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. During the three months and nine months ended September 30, 2005, other operating expense increased by $596,000, or 59%, and $1,278,000, or 57%, as compared to the corresponding period in 2004, respectively. The increase in other operating expense was attributed to higher costs associated with our annual investor conference, recruiting costs, higher travel expenses, and various business taxes.

Income Tax Expense

The income tax expense for the nine months ended September 30, 2005 represented state taxes while the income tax expense for 2004 reflected taxes calculated for Federal and state tax purposes. The income tax expense for 2005 and 2004 reflects the utilization of some of the Company’s net operating loss carryforwards.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the nine months ended September 30, 2005. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

Revenue Recognition

We recognize brokerage revenue once the trade is consummated and the earnings process is complete. Investment banking revenue consists of fees earned from private placements, mergers and acquisitions, management fees for underwritten offerings, financial restructurings and other advisory services provided to clients. Investment banking fees are recorded as revenue when the related service has been rendered, the client is contractually obligated to pay, and its collection is probable. Certain fees received in advance of services rendered are deferred and recognized as revenue over the service period. Transaction-related expenses to date have been expensed as incurred. As co-manager for registered equity underwriting transactions, we must estimate the transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that we will recognize as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which we receive the final settlement, typically 90 days following the closing of the transaction.

Stock-Based Compensation

As part of our compensation of employees, we may use stock-based compensation, including stock options, restricted stock and other stock-based awards. Compensation related to restricted stock and other stock-based awards is amortized over the vesting period of the award, which is generally three to four years, and is included in our results of operations as compensation expense. Accounting principles generally accepted in the United States allow alternative methods of accounting for stock options, including an “intrinsic value” method and a “fair value” method. The intrinsic value method is intended to reflect the impact of stock options on stockholders based on the appreciation in the stock option over time, generally driven by financial performance. The fair value method requires an estimate of the value of stock options to be recognized as compensation expense over the vesting period of the awards. Currently, we use the intrinsic value method and do not recognize the impact of these awards as compensation expense. Accordingly, we provide disclosure of the impact of the estimated fair value of the stock options on our compensation and reported income in the notes to the consolidated financial statements. In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2005 and 2004 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of September 30, 2005, our short-term and long-term debt amounted to $1,830,000, while our stockholders’ equity was $17,310,000. Our principal assets consist of cash and cash equivalents, marketable securities held for trading purposes, restricted cash, receivables and equipment and fixtures. As of September 30, 2005, liquid assets consisted primarily of cash and cash equivalents of $14,940,000 and marketable securities of $5,907,000, for a total of $20,847,000. Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $10,389,000, which exceeded the amount required by $9,766,000.

During the nine months ended September 30, 2005, our earnings before interest, taxes, depreciation and amortization, or EBITDA, were $137,000. We consider EBITDA an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible and intangible asset depreciation and stock-based amortization. We have provided a reconciliation of EBITDA to net income (loss) for the three months and nine months ended September 30, 2005 on page 11. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities. Cash flow used in our operating activities during the first nine months of 2005 was $2,115,000 and includes the increase in operating assets, such as marketable securities and due from clearing broker, by $1,809,000 and the reduction of operating liabilities, such as commissions payable and accrued liabilities, by $188,000.

Cash used in investing activities during the nine months ended 2005 was $911,000, reflecting the acquisition of Catalyst and the purchase of equipment and fixtures. Cash provided by financing activities was $507,000 during the first nine months of 2005 due primarily to the proceeds from the issuance of common stock for the Employee Stock Purchase Plan and exercises of stock options and stock warrants.

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

During the nine months ended September 30, 2005, one sales professional accounted for 13% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the nine months ended September 30, 2005, no single customer accounted for more than 10% of our revenue. However, we have been dependent on one customer, or on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

Although our common stock is currently traded on the American Stock Exchange, an active trading market in our stock has been limited. Accordingly, you may not be able to sell your shares when you want or at the price you want.

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

We have a significant number of outstanding stock options and warrants. During the nine months ended September 30, 2005, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.18 to $1.32 per share, represent approximately 16% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2005.

Changes in internal controls - There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the three months ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2005, this matter was settled. We received a release of all claims from Seidler in exchange for a payment in the amount of $25,000.

Westerman v. Western Capital Financial Group - NASD Arbitration

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

Claimant alleges a theory of predecessor liability against Merriman Curhan Ford & Co.  Claimant prays for monetary damages in excess of $300,000 against the eleven named respondents.  We do not believe that Ms. Westerman’s claims against Merriman Curhan Ford & Co. are meritorious.  We are in the early pleading stages of the matter and a hearing date has not been assigned.  This matter was to be heard in New Orleans. Because of the flooding disaster, this matter will be delayed indefinitely. Based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

In re Odimo Incorporated Securities Litigation.

Merriman Curhan Ford & Co. is a defendant in an alleged class action suit brought in connection with a registered offering involving Odimo Incorporated in which we served as co-manager for the company. The complaint, filed in the 17th Judical Circuit Court for Broward County in Florida on September 30, 2005, alleges violations of federal securities laws against Odimo and certain of its officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to the actions and intend to vigorously defend against such claims as they apply to our firm. Based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company.

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

Current Report on Form 8-K dated August 9, 2005, reporting the announcement of earnings for the second quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

November 9, 2005	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 9, 2005	By:	/s/ JOHN D. HIESTAND
John D. Hiestand
Chief Financial Officer
(Principal Financial Officer)