Form 10-K
period 2005-12-31
MCF CORP
filed 2006-02-16
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number 001-15831

MCF CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	11-2936371 (I.R.S. Employer Identification No.)
600 California Street, 9th Floor San Francisco, CA (Address of Principal Executive Offices)	94108 (Zip Code)

(415) 248-5600
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.0001 per share

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the 66,890,503 shares of common stock of the Registrant issued and outstanding as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 4,418,239 shares of common stock held by affiliates of the Registrant was $80,937,509. This amount is based on the closing price of the common stock on the American Stock Exchange of $1.21 per share on June 30, 2005.

The number of shares of Registrant’s common stock outstanding as of February 15, 2006 was 71,547,178.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2006 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

ITEM 1.                BUSINESS

General

MCF Corporation is a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management and wealth management through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. We are focused on providing a full range of specialized and integrated services to institutional investors and corporate clients.

Merriman Curhan Ford & Co.

Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies under $2 billion in market capitalization. We provide investment research, brokerage and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. We are focused on providing a full range of specialized and integrated services, including:

•       Equity Research

•       Sales and Trading

•       Specialized Trade Execution

•       Market Making

•       Equity Capital Markets

•       Corporate and Venture Services

•       Public Offerings

•       Private Placements

•       Debt Financing

•       Mergers and Acquisitions

•       Strategic Advisory Services

Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investors Protection Corporation.

By the end of the 1990’s, many of the investment banks that previously served this niche were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized services for our fast-growing corporate clients.

Customer Base

The customer base of our brokerage business is primarily institutional, including mutual funds and hedge funds, as well as smaller, private investment firms and certain high net worth individuals. We believe this group of clients and potential clients to number over 4,000. We grew our business during 2005 by adding new, and increasing the penetration of existing institutional customers that use our equity research and trading services in their investment process. During 2005, we transacted brokerage business with 614 institutional customers, up from 599 in 2004, and the number of active institutional accounts increased sequentially each quarter during the year. During 2005, no single brokerage customer accounted for more than 10% of our revenue. We believe the number of active institutional accounts will continue to grow in 2006 based upon the expansion of our research coverage.

The customer base of our investment banking business consists of both private and publicly traded growth-oriented companies in selected market sectors. We estimate that there are over 5,000 publicly traded companies with market capitalization under $1 billion. Many of the investment banks that previously served these clients have either been acquired by larger institutions and are focusing primarily on larger clients, or have disappeared altogether. During 2005, no single investment banking customer accounted for more than 10% of our revenue.

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

We provide integrated research and trading solutions to try and help our institutional clients invest profitably, grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our clients who we believe look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public companies early in their corporate life cycles and with private companies as they begin to reach their later stages prior to going public. We strive to provide unique investment opportunities in fast growing companies and to help our clients execute trades rapidly, efficiently and accurately.

Our sales professionals focus on communicating investment ideas to our clients and executing trades in securities of companies in our target growth sectors. By actively trading in these securities, we endeavor to couple the capital market information flow with the fundamental information flow provided by our analysts to get our clients favorable execution of investment strategies. Sales professionals work closely with our research analysts to provide up-to-date information to our institutional clients. We interface actively with our clients and plan to be involved with our clients over the long term.

Our trading professionals facilitate liquidity discovery in equity securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange. We currently make markets in approximately 485 securities and were recently authorized to make markets in 900 over-the-counter securities.

Research

A key part of our strategy is to originate specialized and in-depth research. Our analysts cover a universe of approximately 150 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract and retain institutional brokerage clients.

Supported by the firm’s capital markets and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in fast growing companies that are not widely held and that we believe are undervalued. Given the contrarian nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors.

Our research focuses on bottom-up, fundamental analysis of fast growing companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver timely, accurate, and value-added information to our clients.

Our objective is to build long lasting relationships with our clients by providing investment recommendations that directly equate to enhanced performance of their portfolios. Further, given our approach and focus on quality service, we believe our research analysts are in a unique position to maintain close, ongoing communication with both our corporate and institutional clients. The industry sectors covered by our research analysts include:

Consumer

•       Branded Consumer/Consumer Media

•       Gaming

•       Restaurants

•       Retail and Apparel

•       Specialty Retail

Energy and Industrial Technology

•       Next-Generation Energy

Health Care

•       Biotechnology

•       Life Sciences

Technology

•       Computer Hardware and Networking

•       Cyber and Homeland Security

•       Digital Consumer Semiconductors

•       Internet Applications and Services

•       Semiconductors and Semiconductor Capital Equipment

•       Semiconductor Assembly and Test Outsourcing

Telecommunications

•       Communications Technology

•       Wireless Technology

We believe these sectors represent some of the fastest growing and most dynamically evolving industry and company opportunities in the market. We also believe there will be increasing demand for the products and services we offer and that this in turn will provide diversification opportunities for our business.

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

Merriman Curhan Ford & Co. provides a full range of investment banking services. We combine our capital markets expertise with a focus on client service, providing what we believe is sound financial and strategic advice. We are typically focused on fast growing companies, helping to finance and advise them at the appropriate point in their business cycles. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

We offer a variety of financing structures to meet the individual needs of our clients. Our team tailors each transaction to meet the specific needs of our clients at a specific point in their growth cycle. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of investment banking and advisory services for small-capitalization companies. We provide the following services to our investment banking clients:

•       Public Offerings

•       Private Placements

•       Leveraged Financing

•       Mergers and Acquisitions

•       Strategic Advisory

Corporate and Venture Services

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

Institutional Cash Distributors

Institutional Cash Distributors, or ICD, is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. As of December 31, 2005, ICD clients have invested nearly $8 billion in money market funds from which ICD earns brokerage fees. ICD is a division of Merriman Curhan Ford & Co.

MCF Asset Management, LLC

MCF Asset Management, LLC, or MCFAM, creates investment products for both institutional and high-net worth clients. Through the corporate and professional resources of MCF Corporation, MCFAM has developed an institutional-standard investment management platform.

The 1990's were a decade of broad stock market appreciation.  Investors were handsomely rewarded for buying exposure to the stock market by investing in either long only mutual funds, market indices or individual stocks.  So far this decade, equity returns have not been as strong or as consistent as throughout the 1990's.  As a result, interest in alternative investment strategies, such as long/short equity, market neutral, convertible arbitrage, currency arbitrage and real estate, have grown in popularity. Investing in alternative investment strategies will ideally produce absolute returns that are not correlated with broad stock market indices and represent a diversification of risk for investors.

More importantly, we believe both institutions and wealthy individuals have reached that same conclusion and will continue to shift more of their investment dollars into alternative asset class strategies. It is our intent to help our clients in their investment process by offering access to alternative investment strategies, as well as certain niche based long-only strategies.  We plan to establish our own alternative investment products and evaluate opportunities to acquire and partner with managers of alternative asset investments. We are on track to launch our first products in early 2006.

MCF Wealth Management, LLC

We create liquidity for our founders and executives of our corporate clients through open market sales and through the private placement and underwriting of equity securities through our Merriman Curhan Ford & Co. subsidiary. We offer personalized financial planning and wealth management to these clients through our MCF Wealth Management, LLC subsidiary. In February 2005, we acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst. Catalyst is a Registered Investment Advisor, or RIA, registered with the SEC. Catalyst provides investment advice to clients that have invested approximately $130 million of assets. Catalyst’s clients include individuals, trusts, and charitable foundations. Catalyst typically charges a flat percentage of assets fee for rendering this advice. Prior to acquisition, Catalyst has operated as an independent firm and plans to continue to grow its client and asset base through its own referral network. We plan to introduce new potential clients to Catalyst from our corporate and venture services group as well as our investment banking department. In addition, we plan to evaluate the acquisition of other independent, fee-based financial planning and RIA firms to offer a broad array of wealth management advisory choices for potential clients.

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

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance with the legal and regulatory requirements of our investment banking, asset management and wealth management businesses and our exposure to market, credit, operations, liquidity, compliance, legal and reputational risk. In addition, our compliance personnel test and audit for compliance with our internal policies and procedures. Our general counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we retain outside consultants and attorneys for their particular functional expertise.

Competition

We are engaged in the highly competitive financial services and investment industries. We compete directly with large Wall Street securities firms, securities subsidiaries of major commercial bank holding companies, U.S. subsidiaries of large foreign institutions, major regional firms, smaller niche players, and those offering competitive services via the Internet.

In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See “Management’s Discussion and Analysis—Risk Factors—Our business is dependent on the services of skilled professionals…” and—“Our business may suffer if we lose the services...”

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

For a further discussion of the competitive factors affecting our business, see “Management’s Discussion and Analysis—Risk Factors—The markets for securities brokerage and investment banking services are highly competitive.”

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

For a further discussion of the risks affecting our business, see “Management’s Discussion and Analysis—Risk Factors.”

Regulation

As a result of federal and state registration and self-regulatory organization, or SRO, memberships, we are subject to overlapping layers of regulation that cover all aspects of our securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

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

Employees

MCF Corporation and its subsidiaries employed 155 persons as of December 31, 2005.

Geographic Area

MCF Corporation is domiciled in the United States and all of our revenue is attributed to United States and Canadian customers. All of our long-lived assets are located in the United States.

Available Information

Our website address is www.merrimanco.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website, under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

ITEM 1A.        RISK FACTORS

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

During 2005, one sales professional accounted for 12% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

Our compensation structure may negatively impact our financial condition if we are not able to effectively manage our expenses and cash flows.

We are able to recruit and retain investment banking, research and sales and trading professionals, in part because our business model provides that we pay our revenue producing employees a percentage of their earned revenue. Compensation and benefits is our largest expenditure and this variable compensation component represents a significant proportion of this expense. Compensation for our employees is derived as a percentage of our revenue regardless of our profitability. Therefore, we may continue to pay individual revenue producers a significant amount of cash compensation as the overall business experiences negative cash flows and/or net losses. We may not be able to recruit or retain revenue producing employees if we modify or eliminate the variable compensation component from our business model.

We may be dependent on a limited number of customers for a significant portion of our revenue.

During 2005, no single customer accounted for more than 10% of our revenue. However, we have been dependent on one customer, or on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

On February 28, 2005, we acquired Catalyst Financial Planning & Investment Management, Inc., a registered investment advisor with over $100 million in assets under management at the time of acquisition. We may experience difficulty integrating the operations of Catalyst into our existing business and operations including our accounting, finance, compensation, information technology and management systems. We may not be able to retain the services of Catalyst employees. These factors could result in higher than anticipated costs associated with the Catalyst acquisition. Additionally, they may cause revenue from the Catalyst acquisition to be lower than forecast. If costs are higher or revenue lower than we expect, our business and results of operations could be materially adversely affected. Although we have no specific plans to do so at this time, we may buy one or more other businesses in the future. If we are unable to successfully integrate such businesses into our existing business and operations in the future, our business and results of operations could be materially adversely affected

We may be unable to effectively manage rapid growth that we may experience, which could place a continuous strain on our resources and, accordingly, adversely affect our business.

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

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 27,450,000 shares of preferred stock, without approval from our stockholders. If you hold our common stock, this means that our Board of Directors has the right, without your approval as a common stockholder, to fix the relative rights and preferences of the preferred stock. This would affect your rights as a common stockholder regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our company that may be opposed by our management even if the transaction might be favorable to you as a common stockholder.

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

We have a significant number of outstanding stock options and warrants. During 2005, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.05 to $1.24 per share, represent approximately 15% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments as of the date of this filing.

ITEM 2.                PROPERTIES

As of December 31, 2005, all of our properties are leased. Our principal executive offices are located in San Francisco, California. We lease four additional offices to support our various investment banking and broker-dealer related activities. These offices are located in New York, Boston, Los Angeles and Portland. We believe the facilities we are now using are adequate and suitable for business requirements.

ITEM 3.                LEGAL PROCEEDINGS

Merriman Curhan Ford & Co. v. The Seidler Companies, Inc.—NASD Arbitration

During 2004, our broker-dealer subsidiary hired a research analyst. Prior to employment with Merriman Curhan Ford & Co. the analyst was employed by The Seidler Companies, Inc., or Seidler, in a similar capacity. The analyst was employed under an employment contract that included terms which general counsel and outside counsel believe unlawfully restrict the analyst’s employment activities.

In March 2004, we acted as co-agent for a small private placement for a client. The client was introduced to one of our investment banking managing directors. At the time of introduction, Seidler had been trying to win the investment banking business, but had failed to obtain a signed engagement letter with the client. We subsequently received a signed engagement letter from the client that named Merriman Curhan Ford & Co. as co-placement agent. The investment banking transaction was completed.

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

Westerman v. Western Capital Financial Group—NASD Arbitration

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

Claimant alleges a theory of predecessor liability against Merriman Curhan Ford & Co. Claimant prays for monetary damages in excess of $300,000 against the eleven named respondents. We do not believe that Ms. Westerman’s claims against Merriman Curhan Ford & Co. are meritorious. We are in the early pleading stages of the matter and a hearing date has been scheduled for September 2006. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cashflows.

In re Odimo Incorporated Securities Litigation.

Merriman Curhan Ford & Co. is a defendant in an alleged class action suit brought in connection with a registered offering involving Odimo Incorporated in which we served as co-manager for the company. The complaint, filed in the 17th Judical Circuit Court for Broward County in Florida on September 30, 2005, alleges violations of federal securities laws against Odimo and certain of its officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to the actions and intend to vigorously defend against such claims as they apply to our firm. Based upon the facts as we know them to date, we believe that the likelihood that we not prevail is remote. Further, we are indemnified by the issuer defendant.

Other Matters

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol “MEM.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low
2005
Fourth Quarter	$1.19	$1.01
Third Quarter	1.26	0.95
Second Quarter	1.53	1.14
First Quarter	1.99	1.33
2004
Fourth Quarter	$2.05	$1.10
Third Quarter	2.22	1.24
Second Quarter	2.85	1.90
First Quarter	3.10	0.88

The closing sale price for our common stock on February 15, 2006 was $1.16. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

According to the records of our transfer agent, we had approximately 304 stockholders of record as of February 15, 2006. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

Recent Sale of Unregistered Securities

On February 28, 2005, we acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management. The purchase consideration for Catalyst consists of both cash and common stock that will be paid over a three year period. We paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,433 as initial consideration at the closing. We have also agreed to issue to the Catalyst Shareholder up to 925,325 shares of common stock over three years based upon amount of revenue growth for Catalyst. The payment of these shares is subject to specified conditions. In exchange for its cash and shares, we acquired 100% of the voting stock in Catalyst. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to the exemption provided for in Section 4(2) of such Act.

On May 4, 2005, we entered into a stock purchase agreement with Ascend Services Ltd., or Ascend. We issued 1,078,749 shares of our common stock and Ascend has issued an unsecured promissory note payable to us in the amount of $1.5 million. The shares are held initially in escrow. Upon Ascend achieving specified milestones, the 1,078,749 shares of common stock will be released from escrow in three installments of 359,583 shares and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note shall become effective and start accruing interest. The promissory note accrues interest at 10% per annum and matures on February 28, 2006. In May 2005, we released the first installment of 359,583 shares of common stock to Ascend while the related promissory note with a face amount of $500,000 became effective. We do not expect Ascend will achieve any further milestones and we expect the remaining 719,166 shares of common stock will be returned to the Company from escrow on February 28, 2006. The securities described in this paragraph: (i) were issued to a private investor without the involvement of underwriters; (ii) were issued in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933; and (iii) carried certain registration rights.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	2005	2004	2003	2002	2001
Statement of operations data:
Revenue	$43,838,720	$38,368,310	$18,306,011	$6,469,494	$205,502
Operating expenses	45,582,232	36,194,924	16,832,676	8,291,735	29,490,451
Operating income (loss)	(1,743,512)	2,173,386	1,473,335	(1,822,241)	(29,284,949)
Gain on retirement of convertible note payable(1)	—	—	3,088,230	—	—
Interest income	447,828	120,431	39,483	45,345	324,677
Interest expense(2)	(76,334)	(169,787)	(1,554,901)	(1,364,903)	(339,213)
Income tax expense	(142,425)	(249,744)	(74,884)	—	—
Income (loss) from continuing operations	(1,514,443)	1,874,286	2,971,263	(3,141,799)	(29,299,485)
Loss from discontinued operations	—	—	—	(262,843)	(772,691)
Net income (loss)	$(1,514,443)	$1,874,286	$2,971,263	$(3,404,642)	$(30,072,176)
Diluted net income (loss) per common share	$(0.02)	$0.02	$0.06	$(0.18)	$(1.66)
Financial condition data:
Cash and cash equivalents	$11,138,923	$17,459,113	$6,142,958	$1,402,627	$4,358,091
Marketable securities owned	8,627,543	2,342,225	608,665	764,421	—
Total assets	27,694,413	25,007,824	9,703,946	3,769,127	7,506,781
Capital lease obligations	883,993	452,993	24,401	—	—
Notes payable, net	408,513	1,487,728	1,927,982	8,455,085	8,141,704
Stockholders’ equity (deficit)	$18,403,001	$16,733,850	$5,261,210	$(5,529,354)	$(3,441,733)

(1)          In April 2003, we exercised our right to cancel the convertible promissory note held by Forsythe with the principal sum of $5,949,042. The fair value of the consideration provided to Forsythe was less than the carrying amount of the convertible note payable. The difference between the fair value of the consideration provided to Forsythe and the carrying amount of the note payable, or $3,088,230, was recorded as a gain in condensed consolidated statements of operations.

(2)          Interest expense for 2003 included $1,291,000 in amortization of discounts and debt issuance costs, while the 2004 amount included $119,000 for amortization of discounts and debt issuance costs. The higher amortization expense in 2003 was due to the accelerated amortization that occurred as the notes payable were retired or converted to equity instruments during 2003. The total amount of discounts that will be amortized in future periods was $23,000 as of December 31, 2005.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in the Annual Report on Form 10-K.

Introduction

MCF Corporation is a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management and wealth management through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. We are focused on providing a full range of specialized and integrated services to institutional investors and corporate clients.

Merriman Curhan Ford & Co.

Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies under $2 billion in market capitalization. We provide investment research, brokerage and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. We are focused on providing a full range of specialized and integrated services, including:

•       Equity Research

•       Sales and Trading

•       Specialized Trade Execution

•       Market Making

•       Equity Capital Markets

•       Corporate and Venture Services

•       Public Offerings

•       Private Placements

•       Mergers and Acquisitions

•       Strategic Advisory Services

By the end of the 1990’s, many of the investment banks that previously served this niche were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized services for our fast-growing corporate clients.

MCF Asset Management, LLC

MCF Asset Management, LLC creates investment products for both institutional and high-net worth clients. Through the corporate and professional resources of MCF Corporation, MCFAM has developed an institutional-standard investment management platform. We are on track to launch our first products in early 2006.

We believe both institutions and wealthy individuals will continue to shift more of their investment dollars into alternative asset class strategies. It is our intent to help our clients in their investment process by offering access to alternative investment strategies, as well as certain niche based long-only strategies.  We plan to establish our own alternative investment products and evaluate opportunities to acquire and partner with managers of alternative asset investments.

MCF Wealth Management, LLC

MCF Wealth Management, LLC continues to evaluate acquisitions of existing wealth management businesses, as well as organically grow assets under management through client referrals and Merriman Curhan Ford & Co.’s client base. In March 2005, Catalyst Financial Planning and Investment Management was the first registered investment advisor to be acquired by MCF Wealth Management. Today, Catalyst counsels more than 70 clients and manages $130 million in assets. MCF Wealth Management’s mission is to provide a tailored, integrated offering of personal financial services to help corporate executives and high-net-worth clients achieve their financial goals through a diverse network of fee-only investment advisory firms like Catalyst.

Executive Overview

Our company has grown since we launched Merriman Curhan Ford & Co., our investment bank and broker-dealer business, at the beginning of 2002. Our revenue, operating expenses and headcount have increased sequentially since 2002. Revenue increased to $43,839,000 during 2005 which represents 14% growth over 2004 and is a record for us. While we were profitable during 2004 and 2003, we incurred a net loss of $0.02 per diluted share in 2005. Our profitability was negatively impacted by the decline in growth in our investment banking revenue and increased costs associated with marketing, recruiting and other operating expenses. We continued to invest in recruiting new employees and marketing through our conferences, investor events and business development activities, which resulted in higher operating expenses in 2005. Despite these investments in growth, the Company remains cash flow positive during 2005, as measured by Earnings Before Interest, Taxes, Depreciation and Amortization Expense.

Our plan is to continue to grow the investment banking and broker-dealer business while we extend our position as trusted financial advisor to managing corporate assets and individual wealth. During 2005 we created MCF Wealth Management, LLC and acquired Catalyst, our first registered investment advisor. Our asset management and wealth management activities produce fee-based, recurring revenue streams that have begun to complement the cyclical nature of our existing business. Going forward, we plan to acquire existing asset management and wealth management businesses, partner with high quality asset managers, and grow our proprietary product and service offerings.

Business Environment

The business environment during 2005 was somewhat volatile due to a combination of factors including an expanding U.S. economy, increasing commodity costs, continued low interest rates and low inflation. Favorable job reports and an active housing market provided ongoing support to economic activity. The unemployment rate dropped to its lowest level since August 2001. Oil prices, however, soared during the year raising concerns about the effect on overall economic activity. The Federal Reserve Board continued its measured pace of interest rate increases, raising the federal funds rate to 4.25% by year-end 2005. The small-cap growth equity indices applicable to the companies that we serve were mostly flat during 2005.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the technology, consumer, energy and industrial technology, health care and telecommunications sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Results of Operations

The following table sets forth a summary of financial highlights for the three years ended December 31, 2005:

	2005	2004	2003
Total revenue	$43,838,720	$38,368,310	$18,306,011
Total operating expenses	45,582,232	36,194,924	16,832,676
Operating income (loss)	(1,743,512)	2,173,386	1,473,335
Net income (loss)	(1,514,443)	1,874,286	2,971,263
EBITDA	743,855	3,677,264	2,048,863
Add:
Gain on retirement of convertible note payable	—	—	3,088,230
Interest income	447,828	120,431	39,483
Less:
Interest expense	(65,997)	(50,654)	(263,156)
Income tax expense	(142,425)	(249,744)	(74,884)
Depreciation and amortization	(528,038)	(162,318)	(77,918)
Common stock issued for services	—	(215,800)	(121,449)
Amortization of stock-based compensation	(1,959,329)	(1,125,760)	(376,161)
Amortization of discounts on convertible notes payable	(10,337)	(95,793)	(702,412)
Amortization of debt issuance costs	—	(23,340)	(589,333)
Net income (loss)	$(1,514,443)	$1,874,286	$2,971,263

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a key metric we use in evaluating our financial performance. EBITDA is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider EBITDA an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. EBITDA eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. EBITDA should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Our revenue during 2005 increased $5,470,000 or 14%, from 2004 reflecting the continued growth of our sales and trading activities. We incurred a net loss of $1,514,000 during 2005 as compared to net income of $1,874,000 during 2004. Our EBITDA was $744,000 in 2005 and $3,677,000 in 2004. The decline in profitability during 2005 as compared to 2004 resulted from the drop in our investment banking revenue which produces higher operating margins compared to commissions revenue, and higher marketing, recruiting and other operating expenses. Additionally, we recorded a non-cash expense for the $500,000 note receivable from Ascend that we deemed to be uncollectible as of December 31, 2005.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•       Commissions—Commissions include revenue resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent.

•       Principal Transactions—Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in our trading security inventory.

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	2005	2004	2003
Revenue:
Commissions	$26,992,427	$21,826,628	$9,547,061
Principal transactions:
Customer principal transactions, proprietary trading and market making	$308,764	$1,758,119	$1,173,813
Investment portfolio	1,058,174	1,030,001	177,073
Total principal transactions revenue	$1,366,938	$2,788,120	$1,350,886
Transaction Volumes:
Number of shares traded	983,755,070	919,112,079	370,845,147
Number of active clients	614	599	367

Commissions amounted to $26,992,000, or 62%, of our revenue during 2005, representing a 24% increase over $21,827,000 recognized during 2004. The higher commissions were primarily attributed to the hiring of additional sales and research professionals and an increase in the penetration of active client accounts during 2005 as compared to 2004. During 2005 and 2003, no single brokerage customer accounted for more than 10% of our revenue, while one brokerage customer accounted for 10% of our revenue during 2004.

Principal transactions revenue, including market making and proprietary trading for our own account, amounted to $1,367,000, or 3%, of our revenue during 2005, representing a 51% decrease compared to $2,788,000 recognized during 2004. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers. We increased our market making activity during 2005 and 2004 and intend to continue to expand the number of stocks in which we make markets. Additionally, the number of securities held in our investment portfolio, which primarily consists of stock warrants and restricted common stock, increased in 2004 and 2005. The value of this portfolio has increased in each of the three years ended December 31, 2005.

During 2005, we refined our estimation process for valuing the securities owned that are not readily marketable. The most significant change impacted the carrying value of our stock warrant portfolio. Beginning in the fourth quarter of 2005, we carry stock warrants at a discount to fair value as determined by using the Black-Scholes Option Pricing model. Previously, the stock warrants were carried at a discount to intrinsic value, if any. This change in estimate resulted in an unrealized gain of $424,000 and a decrease in our net loss of $229,000 during the fourth quarter of 2005.

Investment Banking Revenue

Our investment banking activity includes the following:

•       Capital Raising—Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•       Financial Advisory—Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three years ended December 31, 2005:

	2005	2004	2003
Revenue:
Capital raising	$13,396,781	$11,845,148	$6,657,836
Financial advisory	1,420,033	1,883,408	720,972
Total investment banking revenue	$14,816,814	$13,728,556	$7,378,808
Transaction Volumes:
Public offerings:
Capital underwritten	$343,223,000	$507,952,000	$152,168,000
Number of transactions	8	10	1
Private placements:
Capital raised	$253,939,000	$176,822,000	$96,082,000
Number of transactions	14	13	12
Financial advisory:
Transaction amounts	$21,321,000	$32,800,000	$4,750,000
Number of transactions	1	2	1

Our investment banking revenue amounted to $14,817,000, or 34% of our revenue during 2005, representing a 8% increase compared to $13,729,000 recognized in 2004. The increase in our investment banking revenue during 2005 can be primarily attributed to the increased awareness of our brand in the market place and an accommodative business environment during 2005. We believe that the increase in revenue was partially offset by a senior management transition in the investment banking department. This transition was completed at the beginning of the third quarter 2005 with the hiring of a new head of investment banking. During the three years ended December 31, 2005, no single investment banking customer accounted for more than 10% of our revenue.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes incentive compensation paid to sales, trading and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

The following table sets forth the major components of our compensation and benefits for the three years ended December 31, 2005:

	2005	2004	2003
Incentive compensation and discretionary bonuses	$18,001,940	$17,694,420	$7,316,958
Salaries and wages	9,397,509	5,801,390	2,728,519
Stock-based compensation	1,959,329	1,115,909	362,280
Payroll taxes, benefits and other	2,763,430	2,153,546	1,275,110
Total compensation and benefits	$32,122,208	$26,765,265	$11,682,867
Total compensation and benefits as a percentage of revenue	73%	70%	64%
Cash compensation and benefits as a percentage of revenue	69%	67%	62%

The increase in compensation and benefits expense of $5,357,000, or 20%, from 2004 to 2005 and $15,082,000, or 129%, from 2003 to 2004 was due primarily to higher incentive compensation which is directly correlated to revenue production.

Cash compensation and benefits expense as a percentage of revenue increased to 69% during 2005 as compared to 67% in 2004. This increase is due in part to higher salaries and wages resulting from increased headcount in anticipation of our revenue growth. We have grown our headcount at a measured pace during 2004 and 2005. Our headcount has increased from 80 at December 31, 2003 to 116 at December 31, 2004 to 155 as of December 31, 2005. The increase in stock-based compensation during 2005 and 2004 reflects our decision to grant restricted stock to new and existing employees beginning in the second half of 2003. Prior to 2003, we only granted stock options to employees which are accounted for under the intrinsic value method, in accordance with APB No. 25. During the three years ended December 31, 2005, one sales professional accounted for 12%, 15% and 13% of our revenue, respectively.

The amount of compensation and benefits expense that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. We anticipate compensation and benefits expense for 2006 will increase sequentially over 2005 due to our forecast for higher revenue in 2006. Additionally, we will begin to expense stock options granted to employees in 2006. We expect, however, cash compensation and benefits expense as a percentage of revenue to decrease in 2006 relative to 2005 due to modifications that we have made to incentive compensation arrangements at the beginning of 2006.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commissions revenue and the volume of brokerage transactions. The decrease in brokerage and clearing fees of $71,000, or 3% from 2004 to 2005 while increasing the corresponding commissions revenue during the same period reflects the cost savings that we achieved by negotiating lower fees with our new clearing broker during the fourth quarter 2004. We anticipate brokerage and clearing fees for 2006 will increase sequentially over 2005 as we are forecasting a higher level of commissions revenue for 2006.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions and various consulting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $698,000 or 54%, from 2004 to 2005 primarily reflected higher legal costs related to various corporate and investment banking activities. The increase of $613,000 or 89%, from 2003 to 2004 was primarily attributed to increased accounting and audit costs, legal expense in connection with pending litigation involving our company, and consulting fees in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate professional services expense for 2006 will increase sequentially as compared to 2005.

Occupancy and equipment includes rental costs for our facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature and tend to increase as we hire additional employees. The increase of $625,000, or 65%, from 2004 to 2005 and $577,000, or 151%, from 2003 to 2004 resulted mostly from expansion of our offices and computer equipment purchases resulting from the hiring of additional sales, trading and investment banking professionals. During 2004, we moved into larger office spaces in San Francisco, New York, Boston, Los Angeles and Portland. We anticipate occupancy and equipment expense for 2006 will increase sequentially over 2005.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $525,000, or 37%, from 2004 to 2005 and $576,000, or 70%, from 2003 to 2004 was due to higher telephone and data service fees incurred in our sales and trading operations. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices, as well as higher costs to upgrade our information technology infrastructure. We anticipate communications and technology expense for 2006 will increase sequentially over 2005.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $366,000, or 225%, from 2004 to 2005 and $84,000, or 108%, from 2003 to 2004 was due to increased capital expenditures, including leasehold improvements to our San Francisco and New York offices during 2004, to facilitate our growth and expansion. We anticipate depreciation and amortization expense for 2006 will increase sequentially over 2005.

Other operating expense includes professional liability and property insurance, recruiting, investor conferences, travel and entertainment, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $1,887,000, or 59%, from 2004 to 2005 was attributed to higher costs associated with our annual investor conference, recruiting costs, higher travel expenses, and various business taxes. The 2005 expense also includes the write-off of the $500,000 note receivable from Ascend. The increase of approximately $1,647,000, or 105%, from 2003 to 2004 was attributed to expenses associated with our first investor conference, higher travel expenses, business development costs, and recruiting expenses. We anticipate other operating expense for 2006 will increase sequentially over 2005.

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

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The increase of approximately $327,000, or 272%, from 2004 to 2005 and $81,000, or 205% from 2003 to 2004 was due to higher average interest earning assets and higher average interest rates during these periods.

Interest Expense

Interest expense for 2005 included $66,000 for interest expense and $10,000 for amortization of discounts and debt issuance costs, while the 2004 amount included $51,000 for interest expense and $119,000 for amortization of discounts and debt issuance costs. The slight increase in interest expense in 2005 resulted from capital leases which have grown during 2004 and 2005. The lower amortization of discounts and debt issuance costs in 2005 was due to the accelerated amortization that occurred as the notes payable were retired or converted to equity instruments during 2004. No accelerated amortization occurred during 2005.

Income Tax Expense

Income tax expense reflected taxes calculated for federal and state tax purposes. Realization of our deferred tax assets depends upon us generating sufficient taxable income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, we concluded that a full valuation allowance of $30,987,000 was required as of December 31, 2005.

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

Valuation of Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” in our consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in our results of operations. The use of fair value to measure these financial instruments, with related unrealized gains and losses recognized immediately in our results of operations, is fundamental to our financial statements and is one of our most critical accounting policies. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management’s estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities.

During 2005, we refined our estimation process for valuing the securities owned that are not readily marketable. The most significant change impacted the carrying value of our stock warrant portfolio. Beginning in the fourth quarter of 2005, we carry stock warrants at a discount to fair value as determined by using the Black-Scholes Option Pricing model. Previously, the stock warrants were carried at a discount to intrinsic value, if any. This change in estimate resulted in an unrealized gain of $424,000 and a decrease in our net loss of $229,000 during the fourth quarter of 2005.

Revenue Recognition

Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of our company are recorded on a trade-date basis.

Investment banking revenue includes underwriting and private placement agency fees earned through our participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which we act as an underwriter and includes management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on settlement date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

As co-manager for registered equity underwriting transactions, management must estimate our share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which we receive the final settlement, typically 90 days following the closing of the transaction.

Stock-Based Compensation

We use stock-based compensation as part of our compensation of employees, including stock options, restricted stock and other stock-based awards. Compensation related to restricted stock and other stock-based awards is amortized over the vesting period of the award, which is generally three to four years, and is included in our results of operations as compensation and benefits expense. We use the intrinsic value-based method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock-based compensation. Accordingly, compensation cost is recorded on the date of grant to the extent the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. Such compensation cost is amortized on a straight-line basis over the vesting period of the individual award. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, we disclose the pro forma effect of using the fair value method of accounting for employee stock-based compensation. In determining the estimated fair value of stock options, we use the Black-Scholes option-pricing model, which requires judgment regarding certain assumptions, including the expected life of the options granted, dividend yields and stock volatility.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these temporary differences reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have not concluded that it is more likely than not that our deferred tax assets as of December 31, 2005 and 2004 will be realized based on the scheduling of temporary differences and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of December 31, 2005, liquid assets consisted primarily of cash and cash equivalents of $11,139,000 and marketable securities of $8,628,000, for a total of $19,767,000. Liquid assets were nearly unchanged from December 31, 2004 when they amounted to $19,801,000. In addition, we fully repaid the $1 million note payable to Forsythe during the fourth quarter of 2005.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $7,660,000, which exceeded the amount required by $6,995,000.

Cash and cash equivalents decreased by $6,320,000 during 2005. Cash used in our operating activities for 2005 was $5,194,000 which primarily represents the increase in our marketable securities. Cash used in investing activities amounted to $558,000 during 2005 which included our acquisition of Catalyst and our purchase of equipment and fixtures. Cash used in our financing activities was $569,000. Our financing activities included our repayment of the $1 million note payable to Forsythe, partially offset by the issuance of common stock in connection with our Employee Stock Purchase Plan.

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

The following is a table summarizing our significant commitments as of December 31, 2005, consisting of debt payments related to convertible non-convertible notes payable and capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2006	$106,775	$1,478,839	$427,962
2007	106,775	1,164,157	349,129
2008	243,990	769,476	194,346
2009	—	552,409	—
2010	—	586,380	—
Thereafter	—	537,515	—
Total commitments	$457,540	$5,088,776	$971,437

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2005. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. Generally, SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123-R. We must adopt SFAS No. 123-R by no later than January 1, 2006. We intend to use the modified prospective transition method for implementing SFAS 123R. Based on a high level analysis, we expect that the adoption of SFAS 123R will increase compensation and benefits expense beginning in the first quarter of 2006. However, the specific amount of this increase cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This consensus applies to entities not within the scope of FIN 46R, in which the investor is the general partner in a limited partnership. The consensus requires the general partner to consolidate the limited partnership unless it overcomes the presumption of control. The general partner may overcome this presumption and not consolidate the limited partnership if the limited partners have: (a) the ability to liquidate the limited partnership or otherwise remove the general partner through substantive “kick-out rights” that can be exercised without having to demonstrate cause; or (b) substantive participating rights in managing the partnership. This consensus became effective on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other general partnerships, the consensus is effective no later than the beginning of the first reporting period beginning after December 15, 2005. Our asset management subsidiary is forming a number of private equity limited partnerships as general partners. We are currently evaluating the requirements under EITF 04-5 and believe that the adoption will not have a material impact on our results of operations and cash flows. It could, however, increase our consolidated assets and liabilities.

Quarterly Financial Data

The table below sets forth the operating results represented by certain items in our statements of operations for each of the eight quarters in the period ended December 31, 2005. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2005
	1st	2nd	3rd	4th
Revenue	$12,473,116	$9,291,157	$9,113,200	$12,961,247
Operating expenses	11,597,357	10,360,611	10,618,691	13,005,573
Operating income (loss)	875,759	(1,069,454)	(1,505,491)	(44,326)
Net income (loss)	648,425	(726,336)	(1,492,744)	56,212
Basic net income (loss) per common share	$0.01	$(0.01)	$(0.02)	$0.00
Diluted net income (loss) per common share	$0.01	$(0.01)	$(0.02)	$0.00

	2004
	1st	2nd	3rd	4th
Revenue	$11,222,276	$9,010,718	$6,303,347	$11,831,969
Operating expenses	9,532,753	8,458,330	7,761,801	10,442,040
Operating income (loss)	1,689,523	552,388	(1,458,454)	1,389,929
Net income (loss)	1,244,421	492,665	(1,028,847)	1,166,047
Basic net income (loss) per common share	0.02	$0.01	$(0.02)	$0.02
Diluted net income (loss) per common share	$0.02	$0.01	$(0.02)	$0.01

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

•       Report of Independent Registered Public Accounting Firm

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
MCF Corporation and subsidiaries

We have audited the accompanying consolidated statements of financial condition of MCF Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of MCF Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California

February 15, 2006

MCF CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
Revenue:
Commissions	$26,992,427	$21,826,628	$9,547,061
Principal transactions	1,366,938	2,788,120	1,350,886
Investment banking	14,816,814	13,728,556	7,378,808
Other	662,541	25,006	29,256
Total revenue	43,838,720	38,368,310	18,306,011
Operating expenses:
Compensation and benefits	32,122,208	26,765,265	11,682,867
Brokerage and clearing fees	2,312,616	2,383,831	1,602,200
Professional services	1,998,039	1,299,540	686,190
Occupancy and equipment	1,586,132	960,849	383,457
Communications and technology	1,929,787	1,404,702	828,512
Depreciation and amortization	528,038	162,318	77,918
Other	5,105,412	3,218,419	1,571,532
Total operating expenses	45,582,232	36,194,924	16,832,676
Operating income (loss)	(1,743,512)	2,173,386	1,473,335
Gain on retirement of convertible note payable	—	—	3,088,230
Interest income	447,828	120,431	39,483
Interest expense	(76,334)	(169,787)	(1,554,901)
Income (loss) before income taxes	(1,372,018)	2,124,030	3,046,147
Income tax expense	(142,425)	(249,744)	(74,884)
Net income (loss)	$(1,514,443)	$1,874,286	$2,971,263
Basic net income (loss) per share	$(0.02)	$0.03	$0.07
Diluted net income (loss) per share	$(0.02)	$0.02	$0.06
Weighted average number of common shares:
Basic	66,505,233	58,578,048	32,501,831
Diluted	66,505,233	78,175,121	45,430,392

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$11,138,923	$17,459,113
Securities owned:
Marketable, at fair value	8,627,543	2,342,225
Not readily marketable, at estimated fair value	1,065,743	259,340
Restricted cash	627,606	625,000
Due from clearing broker	973,138	787,862
Accounts receivable, net	2,073,195	1,579,393
Equipment and fixtures, net	1,378,235	1,032,797
Prepaid expenses and other assets	1,810,030	922,094
Total assets	$27,694,413	$25,007,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$901,138	$431,656
Commissions and bonus payable	4,735,892	4,678,195
Accrued expenses	2,201,499	1,124,704
Due to clearing and other brokers	118,798	99,205
Securities sold, not yet purchased	41,579	—
Capital lease obligation	883,993	452,486
Convertible notes payable, net	176,741	166,404
Notes payable	231,772	1,321,324
Total liabilities	9,291,412	8,273,974
Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2005 and 2004, respectively; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2005 and 2004; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2005 and 2004; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 71,467,118 and 68,648,627 shares issued and outstanding as of December 31, 2005 and 2004, respectively	7,147	6,865
Additional paid-in capital	111,725,167	108,558,892
Deferred compensation	(3,146,839)	(3,163,876)
Accumulated deficit	(90,182,474)	(88,668,031)
Total stockholders’ equity	18,403,001	16,733,850
Total liabilities and stockholders’ equity	$27,694,413	$25,007,824

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2002	499,999	$50	23,601,580	$2,360	(80,000)	$(363,653)	$86,156,658	$—	$(91,324,769)	$(5,529,354)
Net income	—	—	—	—	—	—	—	—	2,971,263	2,971,263
Issuance of preferred stock	20,550,000	2,055	—	—	—	—	5,003,746	—	(305,801)	4,700,000
Issuance of common stock	—	—	5,031,506	503	—	—	1,384,457	—	—	1,384,960
Issuance of restricted common stock	—	—	2,511,833	251	—	—	1,313,519	(1,313,770)	—	—
Issuance convertible note	—	—	—	—	—	—	129,215	—	—	129,215
Issuance of stock warrants	—	—	—	—	—	—	374,897	—	(231,801)	143,096
Conversion of preferred stock to common stock	(20,550,000)	(2,055)	20,550,000	2,055	—	—	—	—	—	—
Conversion of debt to common stock	—	—	4,256,756	426	—	—	1,149,574	—	—	1,150,000
Preferred stock dividend	157,202	16	—	—	—	—	64,934	—	(115,200)	(50,250)
Options w/intrinsic value to employees	—	—	—	—	—	—	293,000	(168,000)	—	125,000
Amortization of deferred compensation	—	—	—	—	—	—	—	237,280	—	237,280
Balance at December 31, 2003	657,201	$66	55,951,675	$5,595	(80,000)	$(363,653)	$95,870,000	$(1,244,490)	$(89,006,308)	$5,261,210
Net income	—	—	—	—	—	—	—	—	1,874,286	1,874,286
Issuance of common stock	—	—	8,528,236	853	—	—	7,681,682	—	—	7,682,535
Issuance of restricted common stock	—	—	1,406,110	140	—	—	2,875,071	(2,875,211)	—	—
Issuance of treasury stock	—	—	—	—	80,000	363,653	—	—	(230,853)	132,800
Issuance of stock warrants	—	—	—	—	—	—	1,222,250	—	(1,212,399)	9,851
Conversion of preferred stock to common stock	(857,200)	(86)	857,200	86	—	—	—	—	—	—
Conversion of debt to common stock	—	—	1,905,406	191	—	—	449,809	—	—	450,000
Preferred stock dividend	199,999	20	—	—	—	—	92,737	—	(92,757)	—
Options w/ intrinsic value to employees	—	—	—	—	—	—	160,084	(139,250)	—	20,834
Amortization of deferred compensation	—	—	—	—	—	—	—	1,095,075	—	1,095,075
Tax benefits from employee stock option plans	—	—	—	—	—	—	207,259	—	—	207,259
Balance at December 31, 2004	—	$—	68,648,627	$6,865	—	$—	$108,558,892	$(3,163,876)	$(88,668,031)	$16,733,850
Balance at December 31, 2004	—	$—	68,648,627	$6,865	—	$—	$108,558,892	$(3,163,876)	$(88,668,031)	$16,733,850
Net loss	—	—	—	—	—	—	—	—	(1,514,443)	(1,514,443)
Issuance of common stock	—	—	1,546,290	155	—	—	1,217,713	—	—	1,217,868
Issuance of restricted common stock	—	—	1,272,201	127	—	—	1,954,165	(1,954,292)	—	—
Options w/ intrinsic value to employees	—	—	—	—	—	—	(12,000)	12,000	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,959,329	—	1,959,329
Tax benefits from employee stock option plans	—	—	—	—	—	—	6,397	—	—	6,397
Balance at December 31, 2005	—	$—	71,467,118	$7,147	—	$—	$111,725,167	$(3,146,839)	$(90,182,474)	$18,403,001

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,514,443)	$1,874,286	$2,971,263
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	528,038	162,318	77,918
Common stock issued for services	—	215,800	121,449
Stock-based compensation	1,959,329	1,125,760	376,161
Tax benefits from employee stock option plans	6,397	207,259	—
Amortization of discounts on convertible notes payable	10,335	95,793	702,412
Amortization of debt issuance costs	—	23,340	589,333
Gain on retirement of convertible note payable	—	—	(3,088,230)
Write-off of receivable from common stock issued to Ascend	556,493	—	—
Equipment and fixtures expense	—	30,398	3,252
Provision for doubtful accounts	—	21,100	—
Common stock received for services	—	(461,933)	(73,210)
Unrealized (gain) loss on securities	(1,491,688)	29,571	(198,561)
Changes in operating assets and liabilities:
Marketable securities owned	(5,558,454)	(923,230)	(193,714)
Restricted cash	(2,606)	(125,000)	110,240
Due from clearing broker	(185,276)	(12,165)	(651,644)
Accounts receivable	(550,295)	(1,102,257)	(470,575)
Prepaid expenses and other assets	(474,907)	(596,998)	(198,152)
Accounts payable	468,387	252,036	67,579
Commissions payable	78,657	1,834,047	680,841
Accrued liabilities	956,932	1,813,339	757,867
Due to clearing and other brokers	19,593	(55,790)	91,445
Net cash provided by (used in) operating activities	(5,193,508)	4,407,674	1,675,674
Cash flows from investing activities:
Purchase of equipment and fixtures	(203,665)	(546,899)	(199,274)
Acquisition of Catalyst	(353,882)	—	—
Proceeds from sale of equipment and fixtures	—	2,000	—
Net cash used in investing activities	(557,547)	(544,899)	(199,274)
Cash flows from financing activities:
Proceeds from the issuance of common stock	591,648	6,579,377	17,885
Proceeds from the issuance of Series B preferred stock	—	—	1,750,000
Proceeds from the issuance of Series C preferred stock	—	—	250,000
Proceeds from the issuance of notes payable	—	—	1,000,000
Cash used to retire notes payable	—	—	(500,000)
Proceeds from the exercise of stock options and warrants	126,220	1,020,158	845,626
Debt service principal payments	(1,287,003)	(146,155)	(49,330)
Series A preferred stock dividends	—	—	(50,250)
Net cash provided by (used in) financing activities	(569,135)	7,453,380	3,263,931
Increase (decrease) in cash and cash equivalents	(6,320,190)	11,316,155	4,740,331
Cash and cash equivalents at beginning of year	17,459,113	6,142,958	1,402,627
Cash and cash equivalents at end of year	$11,138,923	$17,459,113	$6,142,958

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year ended December 31,
	2005	2004	2003
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$99,442	$101,613	$360,406
Income taxes	$179,147	$311,928	$4,800
Non-cash investing and financing activities:
Conversion of notes payable to common stock	$—	$450,000	$3,850,000
Common stock issued to retire note payable	$—	$—	$400,000
Issuance of restricted stock	$1,954,292	$2,875,211	$1,313,770
Issuance of treasury stock	$—	$230,853	$—
Stock warrants issued to note payable investor	$—	$—	$129,215
Stock warrants issued to investors	$—	$1,212,399	$231,800
Capitalization of interest related to debt restructuring	$—	$—	$161,000
Issuance (cancellation) of stock options with intrinsic value	$(12,000)	$139,250	$168,000
Preferred stock dividends	$—	$92,757	$64,951
Purchase of equipment and fixtures with capital lease	$625,445	$488,193	$25,101
Conversion of preferred stock to common stock	$—	$86	$—
Acquisition of Catalyst	$74,940	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business

MCF Corporation is a financial services holding company that provides capital markets services, including institutional sales and trading, research and investment banking, as well as asset management, wealth management and corporate and venture services through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and growth-oriented institutional investors. MCF Asset Management, LLC and MCF Wealth Management, LLC are two recently formed businesses that produce fee based, recurring revenue streams to complement the cyclical nature of the investment banking and institutional sales and trading revenue businesses. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investor Protection Corporation.

MCF Corporation, also referred to as the Company, formerly Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. In July 2000, the Company’s common stock was listed on the American Stock Exchange and currently trades under the symbol “MEM.” The Company’s corporate office is located in San Francisco, California.

Prior to 2002, the Company was engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. This prior business experienced significant net losses that resulted in an accumulated deficit of $87,731,000 as of December 31, 2001.

In December 2001, the Company acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. The Company formed MCF Asset Management, LLC in January 2004 and MCF Wealth Management, LLC in January 2005 as wholly owned subsidiaries.

2.      Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2005, MCF Corporation had four wholly owned U.S. subsidiaries that have been consolidated in the accompanying financial statements. The subsidiaries include Merriman Curhan Ford & Co., MCF Asset Management, LLC, MCF Wealth Management, LLC and Ratexchange 1, Inc. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” in the consolidated statements of financial condition consist of financial instruments carried at fair value or amounts that approximate fair value, with related unrealized gains or losses recognized in the results of operations. The fair value of a

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

Fair values of the financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, the Company values these instruments based on management’s estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities.

During 2005, the Company refined its estimation process for valuing the securities owned that are not readily marketable. The most significant change impacted the carrying value of the Company’s stock warrant portfolio. Beginning in the fourth quarter of 2005, the Company carries stock warrants at a discount to fair value as determined by using the Black-Scholes Option Pricing model. Previously, the stock warrants were carried at a discount to intrinsic value, if any.

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

Commissions and Principal Transactions Revenue

Commissions revenue includes revenue resulting from executing stock exchange-listed securities, over-the counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory.

Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Banking Revenue

Investment banking revenue include underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on settlement date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

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

Stock-Based Compensation

The Company uses the intrinsic value-based method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, to account for employee stock-based compensation. Accordingly, compensation cost is recorded on the date of grant to the extent the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. Such compensation cost is amortized on a straight-line basis over the vesting period of the individual award. Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and Issue No. 96-18 of the Emerging Issues Task Force. The associated expense is measured and recognized by the Company over the service period.

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

The Company has elected to continue to account for its stock-based compensation in accordance with the provisions of APB 25 and present the pro forma disclosures required by SFAS 123 as amended by SFAS 148. Stock-based employee compensation for the three years ended December 31, 2005 was

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for under the intrinsic value method and, therefore, no compensation expense was recognized for those stock options that had no intrinsic value at the date of grant.

If the Company was to recognize compensation expense over the relevant service period under the fair value method with respect to stock options granted for the three years ended December 31, 2005 and all prior periods, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

	2005	2004	2003
Net income (loss), as reported	$(1,514,443)	$1,874,286	$2,971,263
Add: Stock-based employee compensation expense included in the reported net income (loss)	74,812	93,078	139,000
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,604,418)	(1,838,982)	(3,426,880)
Pro forma net income (loss)	$(3,044,049)	$128,382	$(316,617)
Net income (loss) per share, as reported:
Basic	$(0.02)	$0.03	$0.07
Diluted	$(0.02)	$0.02	$0.06
Net income (loss) per share, pro forma:
Basic	$(0.05)	$0.00	$(0.03)
Diluted	$(0.05)	$0.00	$(0.03)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the years ended December 31, 2004 and 2003 by dividing net income less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share for the year ended December 31, 2005, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Concentrations

Substantially all of the Company’s cash and cash equivalents are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

During 2005, 2004 and 2003, one sales professional accounted for 12%, 15% and 13% of revenue, respectively. During 2005 and 2003, no single customer accounted for more than 10% of revenue while one customer accounted for 10% of revenue during 2004.

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

Segment Reporting

The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. During 2005, the Company reorganized its operations into three operating segments for the purpose of making operating decisions or assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. Accordingly, the Company operates in three reportable operating segments in the United States. However, only Merriman Curhan Ford & Co. produced financial results that were material to the Company during 2005. Prior to 2005, the Company was not organized into multiple operating segments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Newly Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment transactions. Generally, SFAS No. 123-R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123-R. SFAS No. 123-R must be adopted by the Company no later than January 1, 2006. The Company intends to use the modified prospective transition method for implementing SFAS 123R. Based on a high level analysis, the Company expects that the adoption of SFAS 123R will increase compensation and benefits expense beginning in the first quarter of 2006. However, the specific amount of this increase cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 04-5, Determining whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. This consensus applies to entities not within the scope of FIN 46R, in which the investor is the general partner in a limited partnership. The consensus requires the general partner to consolidate the limited partnership unless it overcomes the presumption of control. The general partner may overcome this presumption and not consolidate the limited partnership if the limited partners have: (a) the ability to liquidate the limited partnership or otherwise remove the general partner through substantive “kick-out rights” that can be exercised without having to demonstrate cause; or (b) substantive participating rights in managing the partnership. This consensus became effective on June 29, 2005 for all newly formed limited partnerships and for existing limited partnerships for which the partnership agreements have been modified. For all other general partnerships, the consensus is effective no later than the beginning of the first reporting period beginning after December 15, 2005. The Company’s asset management subsidiary is forming a number of private equity limited partnerships as general partner. The Company is currently evaluating the requirements under EITF 04-5 and believes that the adoption will not have a material impact on its results of operations and cash flows. It could, however, increase the Company’s consolidated assets and liabilities.

3.      Securities Owned

The Company trades equity and debt securities for clients in a broker or dealer capacity. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions. As of December 31, 2005 and 2004, fair value of marketable equity securities owned by the Company was approximately $8,628,000 and $2,342,000, respectively.

Securities owned that are not readily marketable consisted of notes receivable, convertible notes receivable, unregistered common stock and stock warrants. As of December 31, 2005 and 2004, the discounted fair value of the securities owned that are not readily marketable was approximately $1,066,000 and $259,000, respectively, based on management estimates. Effective for the fourth quarter of 2005, the Company refined its estimation process for valuing the securities owned that are not readily marketable. The most significant change impacted the carrying value of the Company’s stock warrant portfolio. As of December 31, 2005, the Company carries stock warrants at a discount to fair value as determined by using the Black-Scholes Option Pricing model. Previously, the stock warrants were carried at a discount to intrinsic value, if any. This change in accounting estimate resulted in an unrealized gain of $424,000 and a decrease in the Company’s net loss of $229,000 during the fourth quarter of 2005.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.                 Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2005	2004
Computer equipment	$597,470	$409,135
Furniture and equipment	729,675	277,680
Software	151,821	85,579
Leasehold improvements	621,270	488,733
	2,100,236	1,261,127
Less accumulated depreciation	(722,001)	(228,330)
	$1,378,235	$1,032,797

Equipment and fixtures purchased with capital lease financing during 2005 and 2004 were $625,000 and $488,000, respectively.

5.                 Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable outstanding at December 31, 2005 and 2004 consisted of the following amounts, presented net of certain discounts:

	December 31,
	2005	2004
Convertible notes payable issues in 2003	$176,741	$166,404
Notes payable:
Notes issued to Forsythe	$—	$1,000,000
Notes issued to Donald Sledge	231,772	321,324
	$231,772	$1,321,324

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes bear interest at 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes can be converted to common stock at a rate of $0.20 per share. In connection with the private placement, the Company issued warrants to purchase 1,250,000 shares of common stock with an exercise price of $0.30 per share and a five-year term. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount is being amortized over the five-year term. In October 2003, notes payable with a face amount of $500,000 were converted under their original terms into 2,500,000 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000. In December 2004, notes payable with a face amount of $300,000 were converted under their original terms into 1,500,000 shares of common stock resulting in the accelerated amortization of discounts in the amount of $50,000. Amortization of discounts during 2005 was approximately $10,000. The remaining unamortized discount as of December 31, 2005 was $23,000.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2003, the stockholders of the Company approved the offer to exchange the current convertible notes for Series C convertible preferred stock. During 2003, investors elected to exchange their notes with a principal amount of $2.7 million for 10,800,000 shares of Series C preferred stock. The Series C convertible preferred stock is convertible on demand of the holder into common stock at a ratio of 1:1. The holders of the Series C preferred stock receive an annual dividend at the rate of 3.0% per annum, paid in cash and registration rights for the underlying common stock. During 2003, certain investors with a principal amount of $650,000 that did not exchange their convertible notes for preferred stock converted their notes into common stock. During 2004, investors with the remaining principal amount of $150,000 that did not exchange their convertible notes for preferred stock converted their notes into 405,406 shares of common stock. As of December 31, 2005 and 2004, the convertible notes are no longer outstanding.

In connection with the initial financing transaction, the Company granted to the convertible note investors warrants to purchase a total of 1,000,000 shares of common stock at $0.37 per share. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature in the amount of $242,000 and $333,000, respectively. The discounts were being amortized over the ten-year term using the effective interest method. Amortization of discounts during 2004 and 2003 was approximately $20,000 and $494,000, respectively. The discounts were fully amortized by December 31, 2004. Debt issuance costs amounting to $664,000, includes the fair value of warrants issued to the placement agent to purchase a combination of the Company’s convertible notes or common stock, plus stock warrants. The debt issuance costs were being amortized over a ten-year term using the straight-line method. Amortization of debt issuance costs during 2004 and 2003 was approximately $23,000 and $589,000, respectively. Debt issuance costs were fully amortized as of December 31, 2004.

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

In connection with the convertible note, the Company granted to Forsythe a warrant to purchase 520,833 shares of common stock at $0.48 per share. The convertible note was presented in the statements

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of financial condition net of discounts resulting from the relative fair value of the stock warrant and beneficial conversion feature. The discounts were being amortized over the five-year term using the effective interest method. Amortization of discounts during 2003 was approximately $60,000.

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

The Company repaid the $1 million note payable to Forsythe in December 2005.

Note Payable Held By Donald Sledge

During 2001, the Company renegotiated the severance terms included in its employment agreement with Donald Sledge, the former Chairman and CEO of the Company. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due May 2003. Interest was payable at the maturity of the two-year term. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%. As of December 31, 2005 and 2004, the remaining principal amount of the note payable was $232,000 and $321,000, respectively. Mr. Sledge is a member of the Company’s Board of Directors.

Interest payable in connection with the notes described above is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2005 and 2004, interest payable amounted to $2,000 and $35,000, respectively.

6.                 Stockholders’ Equity

Convertible Preferred Stock, Series A

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Convertible Preferred Stock, Series B

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

Convertible Preferred Stock, Series C

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Common Stock

In May 2005, MCF Corporation entered into a stock purchase agreement with Ascend Services Ltd., or Ascend. The Company issued 1,078,749 shares of its common stock and Ascend has issued an unsecured promissory note payable to the Company in the amount of $1.5 million. The shares are initially being held in escrow. Upon Ascend achieving specified milestones related to its credit standing, the 1,078,749 shares of common stock would be released from escrow in three installments of 359,583 shares each and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note shall become effective and start accruing interest. The promissory note accrues interest at 10% per annum and matures on February 28, 2006.

Ascend is attempting to raise capital financing in order to enter the reinsurance business. In May 2005, the Company released the first installment of 359,583 shares of common stock to Ascend while the related promissory note with a face value of $500,000 became effective. In December 2005, the Company learned that Ascend has not been able to execute on their business plan and will not have the financial resources to repay the Company’s $500,000 note receivable at maturity. As a result, the Company recorded a charge to other operating expense in 2005 to write-off the $500,000 note receivable balance. The remaining 719,166 shares of common stock will be returned to the Company from escrow on February 28, 2006.

In August 2004, London Merchant Securities plc, or LMS, made a private investment of $6,000,000 in MCF Corporation. The Company issued 4,615,385 shares of common stock to LMS at $1.30 per share. The $1.30 value attributed to the 4,615,385 shares of common stock issued to LMS was based upon a negotiated discount to the fair market value of MCF Corporation’s quoted stock price over a specified time period. The discount was allowed in order induce LMS to purchase the unregistered shares in view of their lack of liquidity. LMS was also issued warrants to purchase an additional 1,384,616 shares of common stock at a price of $1.48 per share. The value attributed to the stock warrant was $1,212,399. The stock warrants are immediately exercisable from the issue date and have a four year exercise period. The Company registered these shares with the Securities and Exchange Commission in October 2004.

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.                 Acquisition of Catalyst

In February 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management at the time of acquisition. This is the Company’s first acquisition of a registered investment advisor. The Company plans to introduce new potential clients to Catalyst from the corporate and venture services group as well as the investment banking group.

The purchase consideration for Catalyst consists of both cash and common stock that will be paid over a three year period. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,000 as initial consideration at the closing. The Company has also agreed to issue to the Catalyst Shareholder up to 925,325 shares of common stock over three years based upon the amount of revenue growth for Catalyst. The payment of these shares is subject to specified conditions. Such additional amounts will be recorded as compensation expense, if any, when such amounts become due because they are contingent upon the continued employment of the Catalyst Shareholder. The Company acquired 100% of the voting stock in Catalyst. The results of operations for Catalyst are included in the Company’s consolidated financial statements beginning March 1, 2005.

The Company considered many factors in determining the purchase price for Catalyst, including estimated future cash flows that could potentially be generated by the assets over their estimated remaining lives and the current market value for registered investment advisors. The value of the purchase price paid for Catalyst relative to the net assets acquired reflects existing customer relationships and the Catalyst trade name. The Company believes that it can build a wealth management business from these assets.

The intangible assets acquired consisted of customer relationships and a trade name. The total amount of the purchase consideration to be allocated to the intangible net assets acquired is $413,000. This consists of the cash consideration of $330,000, $24,000 in legal and deal related costs and net liabilities assumed of $59,000. The Company allocated the purchase consideration among the purchased intangible assets based on an appraisal provided by a third party valuation consultant. As of the purchase date, there was no amount allocated to goodwill.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The customer relationships of the existing wealth management business are being accounted for as amortized intangible assets that are being amortized on a straight-line basis over 96 months, while the trade name is accounted for as an unamortized intangible asset. The gross carrying amount of the customer relationships and trade name is $330,000 and $99,000 respectively. Accumulated amortization of the customer relationships as of December 31, 2005 is $34,000. Amortization of the customer relationships intangible asset over the next five years is projected to be $41,000 per year.

An impairment loss will be recognized if the carrying amount of the intangible assets is not recoverable and exceeds their fair value. The carrying amount of the intangible assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the existing customer relationships and trade name. An impairment loss will be measured as the amount by which the carrying amount of the intangible assets exceeds their fair value.

8.                 Stock-Based Compensation

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan and 2004 Non-Qualified Stock Option and Inducement Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2005 and 2004 there were no shares subject to repurchase.

As of December 31, 2005, there were 32,600,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of December 31, 2005, 2,735,443 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans.

The Company uses the intrinsic-value method in accounting for its stock-based compensation arrangements for employees, whereby compensation cost is measured to the extent that the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. During 2005, 2004 and 2003, the Company granted to employees stock options to purchase 0, 825,000 and 525,000 shares with intrinsic value, respectively. These amounts are being amortized on a straight-line basis over the vesting period, generally four years. Compensation expense resulting from option grants with intrinsic value amounted to $75,000, $93,000 and $139,000 in 2005, 2004 and 2003, respectively. As of December 31, 2005, the unamortized expense attributed to option grants with intrinsic value was $134,000.

A summary of stock option activity is as follows:

	2005		2004		2003
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	21,545,762	$0.89	21,946,262	$0.88	12,662,889	$2.04
Granted	3,223,500	1.25	1,857,500	1.66	12,515,000	0.44
Exercised	(237,555)	0.40	(859,662)	0.52	(462,149)	0.35
Canceled	(1,261,661)	1.94	(1,398,338)	1.91	(2,769,478)	4.32
Outstanding at end of year	23,270,046	$0.89	21,545,762	$0.89	21,946,262	$0.88
Exercisable at end of year	18,745,626	$0.86	17,192,706	$0.88	14,063,894	$0.99

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Grants

During 2005, 2004 and 2003, the Company granted 1,272,201, 1,406,110 and 2,511,833 shares of restricted stock, respectively. At the date of grant, the recipient has most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a three to four year period beginning on the date of grant. The Company records unearned compensation in stockholders’ equity equal to the market value of the restricted shares on the date of grant and charges the unearned compensation to expense over the vesting period. Amortization expense for restricted stock during 2005, 2004 and 2003 was $1,885,000, $1,023,000 and $223,000, respectively. As of December 31, 2005, the amount of deferred compensation resulting from restricted stock granted to employees that will be expensed as non-cash stock-based compensation in future periods was $3,013,000. The weighted average fair value of restricted stock granted in 2005, 2004 and 2003 was $1.47, $1.79 and $0.53, respectively.

Stock Warrants

From time to time, the Company issues stock warrants to third-party service providers and in connection with capital financing transactions. Stock-based awards granted to nonemployees are accounted for pursuant to the fair value method in SFAS No. 123 and EITF Issue No. 96-18. The associated expense is measured and recognized by the Company over the period the services are performed by the nonemployee. During 2005, 2004 and 2003, the expense resulting from the issuance of these stock warrants was $0, $10,000 and $14,000, respectively.

As discussed in Note 5 and Note 6, the Company also issued stock warrants to investors in connection with the issuance of convertible notes payable and convertible preferred stock. Such amounts were charged to expense as described in Note 5 and Note 6.

A summary of stock warrant activity is as follows:

	2005		2004		2003
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	6,548,986	$3.16	7,554,203	$2.82	7,770,626	$5.82
Granted	—	—	1,419,616	1.47	3,904,250	0.29
Exercised	(204,250)	0.38	(1,839,833)	0.57	(2,222,500)	0.31
Canceled	(2,770,120)	6.30	(585,000)	2.77	(1,898,173)	12,86
Outstanding at end of year	3,574,616	$0.88	6,548,986	$3.16	7,554,203	$2.82
Exercisable at end of year	3,574,616	$0.88	6,548,986	$3.16	6,054,203	$2.24

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Warrants Outstanding

Summary of the outstanding stock options and warrants issued to employees and non-employees as of December 31, 2005 were as follows:

	Outstanding
			Weighted	Exercisable
Range of exercise prices	Warrants/ Options	Weighted Average Exercise Price	Average Remaining Contractual Life (years)	Warrants/ Options	Weighted Average Exercise Price
Employees
$0.05-$0.50	14,504,358	$0.42	7.1	13,607,201	$0.43
$0.51-$1.00	1,992,020	$0.55	6.3	1,746,289	$0.55
$1.01-$2.00	4,288,915	$1.32	8.8	962,071	$1.52
$2.01-$4.00	1,799,753	$3.15	4.8	1,799,753	$3.15
$4.01-$7.00	300,000	$7.00	3.8	300,000	$7.00
Employees	22,885,046			18,415,314
Non-employees
$0.05-$0.50	2,375,000	$0.28	2.4	2,320,312	$0.28
$0.51-$1.00	10,000	$0.75	1.1	10,000	$0.75
$1.01-$2.00	1,394,616	$1.48	2.6	1,394,616	$1.48
$2.01-$4.00	180,000	$2.83	0.1	180,000	$2.83
Non-employees	3,959,616			3,904,928
Total	26,844,662			22,320,242

The weighted average fair value of stock options granted in 2005 was $0.79. The weighted average fair value of stock options and warrants granted in 2004 was $0.94 and $1.10, respectively. The weighted average fair value of stock options and warrants granted in 2003 was $0.28 and $0.13, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.85%	2.40%	1.64%
Dividend yield	—	—	—
Volatility	94%	100%	100%
Average expected term (years)	3.7	2.0	2.0

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.                 Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during 2005, 2004 and 2003.

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. Eligible employees may purchase a limited number of shares of the Company’s stock at 85% of the market value at certain plan-defined dates. During 2005, 2004 and 2003, there were 778,750, 561,910 and 96,000 shares of common stock issued under the ESPP, respectively. As of December 31, 2005, there are 2,113,464 additional shares of common stock that have been reserved for issuance under the ESPP.

10.          Income Taxes

Income tax expense consisted of the following for the three years ended December 31, 2005:

	2005	2004	2003
Current:
Federal	$—	$213,165	$13,816
State	142,425	36,579	61,068
Total	$142,425	$249,744	$74,884

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the three years ended December 31, 2005:

	2005	2004	2003
Federal statutory income tax rate (benefit)	(34)%	34%	34%
State income taxes	3	2	2
Gain on retirement of convertible note payable	—	—	(34)
Permanent differences	10	6	8
Losses for which no benefit has been recognized	31	(30)	(8)
Effective tax rate	10%	12%	2%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2005 and 2004 are presented as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$19,266,395	$20,154,588
Stock options and warrants for services	11,741,067	11,333,120
Other	(20,759)	(193,005)
Total deferred tax assets	30,986,703	31,294,703
Valuation allowance	(30,986,703)	(31,294,703)
Net deferred tax assets	$—	$—

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net change in the valuation allowance for the year ended December 31, 2005 was a decrease of $308,000. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2005, the Company had federal and state operating loss carryforwards of approximately $53,935,000 and $15,913,000, respectively. If not earlier utilized, the federal net operating loss carryforward will expire between 2019 and 2022 and the state loss carryforward will expire between 2006 and 2013.

Utilization of the net operating loss carry-forwards and credits is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of a portion of net operating loss carryforwards before utilization.

11.          Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	2005	2004	2003
Net income (loss)	$(1,514,443)	$1,874,286	$2,971,263
Deemed dividend for issuance of preferred stock	—	—	(537,602)
Preferred stock dividends	—	(92,757)	(115,200)
Net income (loss) available to common stockholders—basic	(1,514,443)	1,781,529	2,318,461
Interest and dividends on dilutive common shares	—	—	234,377
Net income (loss) available to common stockholders—diluted	$(1,514,443)	$1,781,529	$2,552,838
Weighted-average number of common shares— basic	66,505,233	58,578,048	32,501,831
Assumed exercise or conversion of all potentially dilutive common shares outstanding	—	19,597,073	12,928,561
Weighted-average number of common shares—diluted	66,505,233	78,175,121	45,430,392
Basic net income (loss) per share	$(0.02)	$0.03	$0.07
Diluted net income (loss) per share	$(0.02)	$0.02	$0.06

During 2003, the investors in the Company’s Series B and Series C convertible preferred stock received detachable stock warrants. Deemed dividend for issuance of preferred stock represents the relative fair value assigned to the stock warrants together with the relative fair value of the beneficial conversion feature inherent with the convertible preferred stock. These amounts were charged to accumulated deficit during 2003. All preferred stock dividends, including the deemed dividend described above, are deducted from net income (loss) to arrive at net income (loss) available to common stockholders.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated for 2004 and 2003 by dividing net income, less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $1.24, $1.82 and $0.55 per share for 2005, 2004 and 2003, respectively.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2005	2004	2003
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	8,051,667	5,385,455	7,690,997
Weighted average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	17,154,107	—	—
Weighted average shares issuable upon conversion of the convertible notes payable	1,000,000	2,523,999	5,679,056
Weighted average shares issuable upon conversion of the convertible preferred stock	—	179,074	4,959,040
Weighted average shares contingently issuable	954,626	—	—
Total common stock equivalents excluded from diluted net income (loss) per share	27,160,400	8,088,528	18,329,093

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.          Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2005, consisting of debt service payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2006	$106,775	$1,478,839	$427,962
2007	106,775	1,164,157	349,129
2008	243,990	769,476	194,346
2009	—	552,409	—
2010	—	586,380	—
Thereafter	—	537,515	—
Total commitments	$457,540	$5,088,776	$971,437

The Company leases its San Francisco corporate office under a noncancelable operating lease which expires in August 2011. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,046,000, $753,000 and $253,000 in 2005, 2004 and 2003, respectively.

Legal Proceedings

Merriman Curhan Ford & Co. v. The Seidler Companies, Inc.—NASD Arbitration

During 2004, the Company’s broker-dealer subsidiary hired a research analyst. Prior to employment with Merriman Curhan Ford & Co. the analyst was employed by The Seidler Companies, Inc., or Seidler, in a similar capacity. The analyst was employed under an employment contract that included terms which general counsel and outside counsel believe unlawfully restrict the analyst’s employment activities.

In March 2004, we acted as co-agent for a small private placement for a client. The client was introduced to one of our investment banking managing directors. At the time of introduction, Seidler had been trying to win the investment banking business, but had failed to obtain a signed engagement letter with the client. We subsequently received a signed engagement letter from the client that named Merriman Curhan Ford & Co. as co-placement agent. The investment banking transaction was completed.

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

Westerman v. Western Capital Financial Group—NASD Arbitration

In May 2005, Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Ms. Westerman. The claim names Western Capital Financial Group as one of several defendants. Western Capital Financial Group is the predecessor name of Merriman Curhan Ford & Co., the California corporation. The Western Capital Financial Group name was effective from June 26, 1986 to July 14, 1998.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This claim arises from Ms. Westerman’s purchase of a variable annuity product in January 1990 from a predecessor of the Company’s dealer subsidiary. MCF Corporation acquired Merriman Curhan Ford & Co. in December 2001. The Claimant alleges that a registered representative improperly recommended that she move her investment to different products on two occasions.

Claimant alleges a theory of predecessor liability against Merriman Curhan Ford & Co. Claimant prays for monetary damages in excess of $300,000 against the eleven named respondents. We do not believe that Ms. Westerman’s claims against Merriman Curhan Ford & Co. are meritorious. We are in the early pleading stages of the matter and a hearing date has been scheduled for September 2006. The Company has meritorious defenses and intends to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on the Company’s financial condition, financial results or cashflows.

In re Odimo Incorporated Securities Litigation.

Merriman Curhan Ford & Co. is a defendant in an alleged class action suit brought in connection with a registered offering involving Odimo Incorporated in which we served as co-manager for the company. The complaint, filed in the 17th Judical Circuit Court for Broward County in Florida on September 30, 2005, alleges violations of federal securities laws against Odimo and certain of its officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. We believe we have meritorious defenses to the actions and intend to vigorously defend against such claims as they apply to the Company. Based upon the facts as we know them to date, we believe that the likelihood that we not prevail is remote. Further, we are indemnified by the issuer defendant.

Other Matters

Additionally, from time to time, the Company is involved as a defendant or plaintiff in various actions that arise in the ordinary course of business. The Company believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

13.          Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2005 and 2004, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

Market risk is primarily caused by movements in market prices of the Company’s trading and investment account securities. The Company’s trading securities and investments are also subject to interest rate volatility and possible illiquidity in markets in which the Company trades or invests. The

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company seeks to control market risk through monitoring procedures. The Company’s principal transactions are primarily long and short equity transactions.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2005. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

14.          Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2005, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $7,660,000, which exceeded the amount required by $6,995,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

15.          Related Party Transactions

As described in Note 5, the Company issued a $400,000 convertible note payable during 2001 to the former Chairman and CEO of the Company in connection with severance terms included in his employment agreement. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a five year fully amortizing note payable. As of December 31, 2005, the remaining principal amount of the note payable was $232,000. Mr. Sledge currently serves as a member of the Company’s Board of Directors.

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

During the year ended December 31, 2005 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls—No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
MCF Corporation and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MCF Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of the Company and our report dated February 15, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Francisco, California
February 15, 2006

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information concerning each of the Directors and executive officers of MCF Corporation:

Name	Age	Position
D. Jonathan Merriman	45	Chairman of the Board of Directors and Chief Executive Officer
Gregory S. Curhan	44	Executive Vice President
Robert E. Ford	45	President and Chief Operating Officer
John D. Hiestand	37	Chief Financial Officer
Christopher L. Aguilar	43	General Counsel
Patrick H. Arbor	69	Director
Anthony B. Helfet		Director
Raymond J. Minehan	64	Director
Scott Potter	37	Director
Dennis G. Schmal	58	Director
Donald H. Sledge	65	Director
Ronald E. Spears	57	Director
Steven W. Town	45	Director

D. Jonathan Merriman has served as our Chairman and Chief Executive Officer from February 2002. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to MCF Corporation. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full-service institutional investment bank, MCF Corporation. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations, including Ratexchange (the predecessor of MCF Corporation) Leading Brands, Inc., Fiberstars Inc. and The San Francisco Art Institute.

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

Robert E. Ford had served as President and Chief Operating Officer for MCF Corporation since February 2001. He brings 20 years of executive and operations experience to the Company. Prior to joining MCF Corporation from February 2000 to February 2001, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specialized in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. From June 1996 to December 1999, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, which was acquired by Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company from September 1994 to 1996. Prior to that, from May 1992 to August 1994, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm he helped operate from June 1989 to February 1992. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy in 1989 at Tufts University and a BA with high distinction from Dartmouth College in 1982.

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

Scott Potter became a Director of MCF Corporation in August 2004. He currently serves as a Managing General Partner of San Francisco Equity Partners (SFEP), a private equity firm focused on expansion stage companies within the information technology, media, consumer, and service industries. Prior to founding SFEP, Mr. Potter served as Director of LMS Capital, the venture capital arm  of London Merchant Securities plc (LON:LMSO), where Mr. Potter oversaw LMS’ North American Private Equity portfolio. Prior to joining LMS, Mr. Potter held the position of Senior Vice President, Field Operations at Inktomi Corporation where he had responsibility for Inktomi’s sales force, business development, consulting services, and field offices. From 1999-2002, Mr. Potter served as President and CEO of Quiver, Inc., an enterprise software company funded by some of the world’s leading Venture Capital firms. Under Mr. Potter’s leadership, Quiver became a leading company in the Information Management space, and ultimately was acquired by Inktomi in August of 2002. Prior to his tenure at Quiver, Mr. Potter was Executive Vice President in charge of business development and corporate development at Worldres, Inc., an online travel technology company. Mr. Potter’s career began as an attorney for one of Silicon Valley’s leading law firms, Venture Law Group. A frequent speaker at technology industry conferences and investor forums, Mr. Potter holds a BA in Industrial Psychology from the University of California at Berkeley and a JD Degree from UC Berkeley’s Boalt Hall School of Law. Mr. Potter currently serves as Chairman of The Guild, Inc. and serves on the board of directors of Method Products, Modviz, Penguin Computing, and Rave Motion Pictures.

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

Ronald E. Spears has served as a member of our Board of Directors from March 2000 to present and served as a member of the Audit Committee from April 2001 to August 2003. Since March 2002, Mr. Spears has served as President of AT&T’s Signature Client Group, the sales organization that serves AT&T’s largest 325 Global accounts. From October 1990 until joining AT&T in 2002, Mr. Spears served in a number of early stage ventures primarily involved in the development and sale of technology solutions to large corporate enterprises . During this time, he served as Chief Operating Officer of e.Spire Communications, an East Coast CLEC; Chief Executive Officer of CMGI Solutions, an Internet Professional Services firm; and Chief Executive Officer of Vaultus, a wireless software company. In these roles, he led several successful equity and debt offerings for these ventures. Mr. Spears also served in various capacities at MCI Communications from 1979 to 1990; his last position was President of MCI’s Midwest Division from 1984 to 1990. A pioneer of the competitive long distance industry, Mr. Spears began his career in telecommunications as a manager at AT&T Long Lines in 1978, following eight years as an officer in the United States Army. He is a graduate of the United States Military Academy at West Point, and also holds a Master’s Degree in Public Service from Western Kentucky University.

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

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to the Company’s definitive 2006 Proxy Statement.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information is incorporated by reference to the Company’s definitive 2006 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated by reference to the Company’s definitive 2006 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated by reference to the Company’s definitive 2006 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is incorporated by reference to the Company’s definitive 2006 Proxy Statement.

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

(b)          Reports on Form 8-K

Current Report on Form 8-K dated November 10, 2005, regarding the announcement of MCF Corporation earnings for the third quarter of 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION
	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer
February 15, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. JONATHAN MERRIMAN	Chairman of the Board and	February 15, 2006
D. Jonathan Merriman	Chief Executive Officer
/s/ JOHN D. HIESTAND	Chief Financial Officer	February 15, 2006
John D. Hiestand
/s/ PATRICK H. ARBOR	Director	February 15, 2006
Patrick H. Arbor
/s/ ANTHONY B. HELFET	Director	February 15, 2006
Anthony B. Helfet
/s/ RAYMOND J. MINEHAN	Director	February 15, 2006
Raymond J. Minehan
/s/ SCOTT POTTER	Director	February 15, 2006
Scott Potter
/s/ DENNIS G. SCHMAL	Director	February 15, 2006
Dennis G. Schmal
/s/ DONALD H. SLEDGE	Director	February 15, 2006
Donald H. Sledge
/s/ RONALD E. SPEARS	Director	February 15, 2006
Ronald E. Spears
/s/ STEVEN W. TOWN	Director	February 15, 2006
Steven W. Town

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).
3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).
4.1	Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001).
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

10.43

Stock Purchase Agreement by and between MCF Corporation and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005).
10.45	Employment Agreement between MCF Corporation and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).
10.46	Employment Agreement between MCF Corporation and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).
21.1	List of Subsidiaries of MCF.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+                Represents management contract or compensatory plan or arrangement.