Form 10-Q
period 2006-03-31
MCF CORP
filed 2006-05-09
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

The number of shares of Registrant's common stock outstanding as of May 8, 2006 was 73,764,711.

Form 10-Q
For the Three Months Ended March 31, 2006

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Commissions	$8,698,128	$6,021,963
Principal transactions	403,301	(373,142)
Investment banking	2,425,780	6,758,810
Other	243,992	65,485
Total revenue	11,771,201	12,473,116
Operating expenses:
Compensation and benefits	9,929,945	9,201,965
Brokerage and clearing fees	682,604	521,718
Professional services	445,487	271,426
Occupancy and equipment	402,013	349,959
Communications and technology	610,088	423,424
Depreciation and amortization	163,851	105,749
Travel and entertainment	530,370	307,884
Other	398,992	415,232
Total operating expenses	13,163,350	11,597,357
Operating income (loss)	(1,392,149)	875,759
Interest income	111,661	74,827
Interest expense	(69,120)	(17,187)
Income (loss) before income taxes	(1,349,608)	933,399
Income tax expense	0	(284,974)
Net income (loss)	$(1,349,608)	$648,425
Earnings (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average common shares outstanding:
Basic	67,960,593	65,508,467
Diluted	67,960,593	85,485,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$8,223,483	$11,138,923
Cash restricted for fund investment (Note 1)	8,602,547	—
Securities owned:
Marketable, at fair value	9,256,426	8,627,543
Not readily marketable, at estimated fair value	1,118,803	1,065,743
Restricted cash	630,364	627,606
Due from clearing broker	1,540,421	973,138
Accounts receivable, net	1,848,104	2,073,195
Equipment and fixtures, net	1,298,353	1,378,235
Intangible assets	442,235	394,456
Prepaid expenses and other assets	1,851,456	1,415,574
Total assets	$34,812,192	$27,694,413
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accounts payable	$1,096,757	$901,138
Commissions and bonus payable	3,012,408	4,735,892
Accrued liabilities	1,682,682	2,201,499
Due to clearing and other brokers	133,245	118,798
Securities sold, not yet purchased	21,630	41,579
Capital lease obligation	794,886	883,993
Convertible notes payable, net	6,312,956	176,741
Notes payable	208,819	231,772
Total liabilities	13,263,383	9,291,412
Commitments and contingencies
Minority interest	1,556,554	—
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2006 and December 31, 2005; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2006 and December 31, 2005; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 73,619,711 and 71,467,118 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	7,362	7,147
Additional paid-in capital	111,516,975	111,725,167
Deferred compensation	—	(3,146,839)
Accumulated deficit	(91,532,082)	(90,182,474)
Total stockholders' equity	19,992,255	18,403,001
Total liabilities, minority interest and stockholders' equity	$34,812,192	$27,694,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,349,608)	$648,425
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	163,851	105,749
Share-based compensation	863,816	525,670
Contingent share-based compensation for Catalyst acquisition	70,325	—
Tax benefits from employee stock options		62,359
Amortization of discounts on convertible notes payable	24,043	2,585
Amortization of debt issuance costs	1,334	—
Unrealized loss on securities owned	206,156	40,720
Other	10,456	—
Changes in operating assets and liabilities:
Securities owned	(908,048)	(1,395,462)
Restricted cash	(2,758)	—
Due from clearing broker	(567,283)	(255,890)
Accounts receivable	225,091	45,447
Prepaid expenses and other assets	(437,216)	96,858
Accounts payable	195,619	159,825
Commissions and bonus payable	(1,723,484)	1,234,489
Accrued liabilities	(518,817)	(944,159)
Due to clearing and other brokers	14,447	11,433

Net cash provided by (used in) operating activities	(3,732,076)	338,049
Cash flows from investing activities:
Cash restricted for fund investment	(8,602,547)	—
Purchase of equipment and fixtures	(83,646)	(282,886)
Investment in Catalyst	(58,558)	(345,368)

Net cash used in investing activities	(8,744,751)	(628,254)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	277,462	20,001
Proceeds from the issuance of common stock	339,430	325,109
Proceeds from the issuance of note payable ($6,112,171) and stock warrant ($1,387,829)	7,500,000	—
Minority interest in fund	1,556,554	—
Debt service principal payments	(112,059)	(63,742)

Net cash provided by financing activities	9,561,387	281,368

Increase (decrease) in cash and cash equivalents	(2,915,440)	(8,837)
Cash and cash equivalents at beginning of period	11,138,923	17,459,113

Cash and cash equivalents at end of period	$8,223,483	$17,450,276

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$19,958	$13,047
Income taxes	$1,800	$49,000
Non-cash investing and financing activities:
Issuance of non-vested stock	$27	$2,249,252
Purchase of equipment and fixtures on capital lease	$—	$80,168
Acquisition of Catalyst	$—	$59,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for MCF Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's 2005 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Cash Restricted for Fund Investment

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC. The Company invested $7.5 million into the fund as a limited partner. Accordingly, the Company has consolidated all of the assets and liabilities of the fund, including $8,603,000 of cash and cash equivalents, because the Company has effective control of the fund that results from the large initial percentage interest in the limited partnership. The Company will deconsolidate the assets and liabilities of the fund, including the cash and cash equivalents of the fund, if and when effective control of the fund transfers to other investors in the future. If the Company did not have effective control of the fund as of March 31, 2006, these assets, liabilities and minority interest, including the $8,603,000 of cash and cash equivalents would not have been included in the Company’s consolidated statements of financial condition. Instead, the Company would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC which is subject to a one year lock-up provision which makes this investment illiquid for one year.

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

Fair values of the financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, the Company values these instruments based on management’s estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes Option Pricing model.

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Investment Banking Revenue

Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on settlement date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

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

Share-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in the Company’s employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $934,000, which includes $70,000 of share-based compensation issued in connection with the acquisition of Catalyst (see Note 4).

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $526,000 for the three months ended March 31, 2005 was solely related to non-vested stock awards and stock options granted with intrinsic value that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statements of operations because the exercise price of nearly all of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

To calculate option-based compensation under SFAS 123(R), the Company used the Black-Scholes option pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company organizes its operations into four operating segments for the purpose of making operating decisions or assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC, as well as corporate support. Accordingly, the Company operates in four reportable operating segments in the United States.

Reclassification

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation.

2. Issuance of Debt

On March 7, 2006, the Company completed a $7.5 million private placement of a variable rate secured convertible debenture with a detachable stock warrant. The issue was placed with Midsummer Investment, Ltd. The Company invested the proceeds in one of the proprietary funds managed by MCF Asset Management, LLC, a wholly owned subsidiary. The debenture bears interest at a variable rate based on the annual investment performance of the investment in the proprietary funds managed by MCF Asset Management, LLC. The interest rate can be zero or a positive number and is based on the investment performance for each separate calendar year.

The debenture is convertible into the Company’s common stock at a conversion price of $1.41 per share, subject to certain anti-dilutive adjustments. Specifically, if the Company issues common stock at an effective price below $1.41, then the conversion price of the debenture will be reduced to equal this new effective price. This anti-dilution provision excludes certain exempt issuances, such as employee stock options. Midsummer may elect to convert the debenture into common stock of the Company at the conversion price at any time following the closing date. The Company may redeem all or part of the debenture after three years at 110% of the principal amount being redeemed. The Company may elect to force conversion of the debenture into common stock if the Company’s common stock trades above $4.94 for 20 consecutive trading days. The debenture contains covenants that may preclude the Company from issuing additional debt over a specified limit, entering into certain new liens on company assets, repurchasing stock or paying dividends when the debenture remains outstanding with balance of at least $2 million. The maturity date of the notes is December 31, 2010. Stock warrants to purchase 1,875,000 shares of common stock at $1.41 per share were also issued to the investor. The stock warrants have a six year term. The stock warrant includes a similar anti-dilution provision for subsequent common stock issuance at prices below $1.41 per share.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The $7,500,000 raised in the transaction described above is accounted for under generally accepted accounting principles, primarily APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company has accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant.  The $7,500,000 has been allocated to these individual instruments based on their relative fair value as determined by management.

As a result, the convertible debenture is carried on the statements of financial condition net of a $1,388,000 discount for the stock warrant.  The value of the stock warrant has also been recorded as an increase to additional paid-in capital. The stock warrant discount results in an effective interest rate of 13.6% that will be amortized to interest expense over the term of the debenture.  The participation interest obligation of $2,154,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  As of March 31, 2006, the Company estimates that the implicit rate on this obligation will be 27.6%.  The participation interest obligation is carried in the statements of financial condition at fair value and the Company will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense. The allocation to the three separate instruments is subject to further analysis to be completed in the second quarter of 2006; however, management does not expect that an adjustment, if any, would be material to the financial statements.

3. Share-Based Compensation Expense

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan and 2004 Non-Qualified Stock Option and Inducement Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of March 31, 2006 and December 31, 2005 there were no shares subject to repurchase.

As of March 31, 2006, there were 32,600,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of March 31, 2006, 1,999,178 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months ended March 31, 2006 was $322,000.

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2006:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2005	23,270,046	$0.89
Granted	656,000	1.06
Exercised	(287,084)	(0.30)
Canceled	(224,735)	(2.09)
Balance as of March 31, 2006	23,414,227	$0.89
Exercisable as of March 31, 2006	18,774,784	$0.86

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $247,000.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table summarizes information with respect to stock options outstanding at March 31, 2006:

	Options Outstanding at March 31, 2006				Vested Options at March 31, 2006
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.05 — $0.50	14,645,189	6.86	$0.42	14,349,356	13,918,694	$0.43	13,555,416
$0.51 — $1.00	2,142,020	6.58	$0.59	1,730,966	1,727,956	0.55	1,462,196
$1.01 — $2.00	4,557,365	8.82	$1.29	511,792	1,058,481	1.51	—
$2.01 — $4.00	1,794,653	4.60	$3.15	—	1,794,653	3.15	—
$4.01 — $7.00	275,000	3.91	$7.00	—	275,000	7.00	—
	23,414,227	7.01	$0.89	16,592,115	18,774,784	$0.86	15,017,612

As of March 31, 2006, total unrecognized compensation expense related to unvested stock options was $2,987,000. This amount is expected to be recognized as expense over a weighted-average period of 1.5 years.

Non-Vested Stock

At the date of grant, the recipient of non-vested stock has most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months ended March 31, 2006 and 2005 was $454,000 and $506,000, respectively.

The following table is a summary of the Company’s non-vested stock activity for the three months ended March 31, 2006:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at March 31, 2006
Balance as of December 31, 2005	4,069,878	$1.12
Granted	345,000	1.05
Vested	(251,093)	(1.26)
Canceled	(65,000)	(1.26)
Balance as of March 31, 2006	4,098,785	$1.10	$5,738,299

The total intrinsic value of non-vested stock which vested during the three months ended March 31, 2006 was $317,000.

As of March 31, 2006, total unrecognized compensation expense related to non-vested stock was $2,738,000. This expense is expected to be recognized over a weighted-average period of 1.1 years.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2002 Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of March 31, 2006, 2,550,124 shares have been authorized by the stockholders of the Company for issuance under the ESPP, of which 1,816,974 have been issued. Compensation expense for ESPP during the three months ended March 31, 2006 was $87,000.

Under the ESPP, eligible employees may enroll in a 24-month offer period during certain open enrollment periods. New offer periods begin February 15 and August 15 of each year. Each offer period consists of four, six-month purchase periods during which employee payroll deductions are accumulated. These deduction amounts, which are subject to certain limitations, are accumulated, and, at the end of each purchase period, are used to purchase shares of common stock. The purchase price of the shares is 15% less than the fair market value on either the first day of an offer period or the last day of a purchase period, whichever is lower. If the fair market value on the purchase date is less than the fair market value on the first day of an offer period, then participants automatically commence a new 24-month offer period. The ESPP has a ten-year term.

As of March 31, 2006, unrecognized compensation expense related to the ESPP was $575,000. This amount is expected to be recognized as expense over a weighted-average period of 1.5 years.

Share-Based Compensation under SFAS 123(R) for Fiscal 2006 and APB 25 for Fiscal 2005

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to the Company’s employees and directors including stock options, non-vested stock, and stock purchased under the Company’s ESPP.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $526,000 for the three months ended March 31, 2005 was solely related to share-based awards resulting from stock options granted with intrinsic value and non-vested stock awards that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statements of operations because the exercise price of nearly all of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

If the Company had recognize compensation expense over the relevant service period under the fair value method consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” with respect to stock options granted for the three months ended March 31, 2005, net income would have changed, resulting in pro forma net income and pro forma net income per share as presented below:

Three Months Ended March 31, 2005
Net income — as reported	$648,425
Add: Stock-based employee compensation expense included in reported net income	19,203
Less: Stock-based employee compensation expense determined under fair value method	(368,989)
Net income — pro forma	$298,639
Net income per share, as reported:
Basic	$0.01
Diluted	$0.01
Net income per share, pro forma:
Basic	$0.00
Diluted	$0.00

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The pro forma share based compensation expense for the three months ended March 31, 2005 has increased by $38,000 since it was initially disclosed in the Quarterly Report on Form 10-Q for the first quarter of 2005. The increase primarily relates to the accounting for the contingent shares issuable to the Catalyst Shareholder that is subject to performance conditions (see Note 4). The Company determined in 2005 that the issuance of the common stock over the service period is probable and should have disclosed $23,000 per month as pro forma expense from March to December 2005.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of the non-vested stock granted under the Company’s stock option plans for the first three months of 2006 and 2005 was $1.05 and $1.62 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each option granted for the three months ended March 31, 2006 and 2005 was $0.72 and $0.85, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Expected volatility	86%	100%
Expected life (years)	4.69	2.00
Risk-free interest rate	4.55%	3.23%
Expected dividend yield	0.0%	0.0%

Assumptions for Option-Based Awards under SFAS 123(R)

Consistent with SFAS 123(R) and SAB 107, the Company considered the historical volatility of its stock price in determining its expected volatility, and, finding this to be reliable, determined that the historical volatility would result in the best estimate of expected volatility. Because the Company does not have any traded options or other traded financial instruments such as convertible debt, implied volatilities are not available.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company calculated the expected term using the lattice model with specific assumptions about the suboptimal exercise behavior, post-vesting termination rates and other relevant factors.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

As share-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience.

Assumptions for option-based awards under SFAS 123

Prior to the first quarter of fiscal 2006, the Company considered the historical volatility of its stock price in determining its expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption was based on the Company’s history and expectation of dividend payouts. Forfeitures prior to the first quarter of fiscal 2006 were accounted for as they occurred.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Contingent Consideration

In February 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management at the time of acquisition. The purchase consideration for Catalyst consisted of both cash and common stock that will be paid over a three year period. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,000 as initial consideration at the closing and placed into escrow 555,195 shares of common stock to be issued over the three year period following the closing date. The issuance of these shares is conditioned upon the Catalyst Shareholder being a full-time employee at the anniversary dates. The Catalyst Shareholder is entitled to additional consideration that can be payable in either cash or common stock at the Catalyst Shareholder’s option. The additional consideration will be based on a multiple of revenue growth at the end of the first three anniversary dates from the closing. However, if the Catalyst revenue declines during the three years following the closing, the Catalyst Shareholder will forego some of the initial consideration based on a multiple of revenue decline at the end of the first three anniversary dates.

With the adoption of SFAS 123(R) in January 2006, the Company is treating the 555,195 common shares as a non-vested stock grant that vests over three years, subject to performance conditions. The Company has determined that the issuance of the common stock over the service period is probable and will record an expense of $23,000 per month over the three year service period. During the three months ended March 31, 2006, the Company recorded a charge to compensation and benefits expense in the amount of $70,000. At the first anniversary date in February 2006, the Company issued 185,065 shares of common stock from escrow and paid $59,000 to the Catalyst Shareholder for additional consideration that resulted from growth in the Catalyst revenue. The additional consideration was recorded as an increase in the intangible assets acquired.

5. Income Taxes

The effective tax rate for the three months ended March 31, 2006 and 2005 was approximately 0% and 31%. The effective tax rate for 2006 and 2005 reflects the utilization of approximates $2,000,000 of the Company’ net operating loss carryforwards.

6. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended March 31,
	2006	2005
Net income (loss) available to common stockholders - basic	$(1,349,608)	$648,425
Interest and dividends on dilutive securities	—	4,084
Net income (loss) available to common stockholders - diluted	$(1,349,608)	$652,509
Weighted-average number of common shares - basic	67,960,593	65,508,467
Exercise or conversion of all potentially dilutive common shares outstanding	—	19,976,755
Weighted-average number of common shares - diluted	67,960,593	85,485,222
Basic net income (loss) per share	$(0.02)	$0.01
Diluted net income (loss) per share	$(0.02)	$0.01

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding 4,082,000 shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months ended March 31, 2006 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income per share computation in the above table include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. The dilutive impact of the Company's stock options and warrants was calculated using an average price of the Company's common stock of $1.11 and $1.61 per share for the three months ended March 31, 2006 and 2005.  Because the Company reported a net loss during three months ended March 31, 2006, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2006	2005
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	7,461,279	6,083,359
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	15,672,070	—
Weighted average shares issuable upon conversion of the convertible notes payable	2,477,541	—
Weighted average shares contingently issuable	952,857	—
Total common stock equivalents excluded from diluted net income (loss) per share	26,563,747	6,083,359

7. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $8,589,000, which exceeded the amount required by $7,761,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

8. Minority Interest

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC, a wholly owned subsidiary of the Company. The Company invested the proceeds from the $7.5 million private placement of secured convertible debenture and stock warrant into the fund as a limited partner. As of March 31, 2006, the Company’s limited partnership interest represented 83% of the fund. Accordingly, the Company has consolidated all of the assets and liabilities of the fund because the Company has effective control of the fund that results from the large initial percentage interest in the limited partnership. The Company will deconsolidate the assets and liabilities of the fund and carry the limited partnership interest at fair value if and when effective control of the fund transfers to other investors in the future. This should occur when the Company’s limited partnership interest represents less than 50% of the fund. The Company has recorded the minority interest on the consolidated statements of financial position as of March 31, 2006 which reflects the minority investors’ interest in the fund’s assets and liabilities.

By consolidating the assets and liabilities of the fund as of March 31, 2006, the Company recorded in the consolidated statements of financial condition $8,603,000 of cash and cash equivalents, $479,000 of marketable securities owned, $20,000 of due from clearing broker, $10,000 in accounts payable and $1,557,000 in minority interest. If the Company did not have effective control of the fund as of March 31, 2006, these assets, liabilities and minority interest, including the $8,603,000 of cash and cash equivalents would not have been included in the Company’s consolidated statements of financial condition. Instead, the Company would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC in the amount of $7,535,000. The investment in the fund includes a one year lock-up provision which makes this investment illiquid for one year.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

9. Segment Reporting

The Company considers it capital markets, asset management, wealth management and corporate support operations to be four separately reportable segments. The capital markets segment includes the Company’s investment banking and institutional brokerage operations. Asset management includes the Company’s fee based asset management operations. The Company’s asset management segment was initiated in March 2006 with the launching of the first proprietary fund managed by MCF Asset Management, LLC. Accordingly, there is no comparable 2005 financial information for this segment. Wealth management includes the Company’s fee based financial planning and investment management operations. The Company’s wealth management segment was initiated subsequent to completing the acquisition of Catalyst in February 2005. The corporate support segment includes overhead costs that are not directly allocated to the other operating segments. The accounting policies of these segments are the same as those described in Note 1. There are no significant revenue transactions between the segments. The Company’s revenue from foreign operations was deminimus during the three months ended March 31, 2006 and 2005. The following table presents the financial information for the Company’s segments for the three months ended March 31, 2006 and 2005.

	Capital Markets	Asset Management	Wealth Management	Corporate Support	Consolidated Totals
2006
Total revenue	$11,528,577	$31,725	$210,899	$—	$11,771,201
Compensation and benefits	(7,776,544)	(101,352)	(196,172)	(1,855,877)	(9,929,945)
Non-compensation related expenses	(1,892,894)	(44,734)	(69,634)	(1,226,143)	(3,233,405)
Operating income (loss)	$1,859,139	$(114,361)	$(54,907)	$(3,082,020)	$(1,392,149)
2005
Total revenue	$12,408,710	$—	$64,406	$—	$12,473,116
Compensation and benefits	(7,541,941)	—	(45,406)	(1,614,618)	(9,201,965)
Total expense	(1,300,843)	(106)	(17,663)	(1,076,780)	(2,395,392)
Pre-tax income (loss)	$3,565,926	$(106)	$1,337	$(2,691,398)	$875,759

10. Subsequent Events

In May 2005, the Company entered into a stock purchase agreement with Ascend Services Ltd., or Ascend. The Company issued 1,078,749 shares of common stock and Ascend issued an unsecured promissory note payable to the Company in the amount of $1.5 million. The shares were initially held in escrow. Upon Ascend achieving specified milestones related to its credit standing, the 1,078,749 shares of common stock were be released from escrow in three installments of 359,583 shares each and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note became effective and started accruing interest. The promissory note accrued interest at 10% per annum and matured on February 28, 2006.

Ascend attempted to raise capital financing in order to enter the reinsurance business. In May 2005, the Company released the first installment of 359,583 shares of common stock to Ascend while the related promissory note with a face value of $500,000 became effective. In December 2005, the Company learned that Ascend had not been able to execute on their business plan and would not likely have the financial resources to repay the $500,000 note receivable at maturity. As a result, the Company recorded a charge to other operating expense in 2005 to write-off the $500,000 note receivable balance. In February 2006, Ascend defaulted on the repayment of the note receivable. The remaining 719,166 shares of common stock were returned to the Company from escrow on February 28, 2006.

In April 2006, the Company entered into a settlement agreement with Ascend Holdings Ltd., Ascend Services Ltd., and other parties with debt obligations from the Ascend group of companies. A private equity firm acquired all of the assets of the Ascend group of companies and as a term of that acquisition satisfied the legacy debt obligations of the Ascend group of companies, including the Company’s $500,000 note receivable. As a result, the Company reversed the $500,000 charge to write-off the note receivable balance upon the receipt of $500,000 in April 2006.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under“Risk Factors” beginning on Page 24 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

MCF Asset Management, LLC

MCF Asset Management, LLC, or MCFAM, creates investment products for both institutional and high-net worth clients. Through the corporate and professional resources of MCF Corporation, MCFAM has developed an institutional-standard investment management platform. We launched our first fund in March 2006.

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

MCF Wealth Management, LLC

Through MCF Wealth Management LLC, we provide a tailored, integrated offering of personal financial services to help corporate executives and high-net-worth clients achieve their financial goals through our fee-based investment advisory firms, such as Catalyst Financial Planning and Investment Management. Catalyst was the first registered investment advisor to be acquired by MCF Wealth Management in 2005. Today, Catalyst counsels more than 70 clients and manages over $130 million in assets. MCF Wealth Management, LLC continues to evaluate acquisitions of existing wealth management businesses, as well as organically grow assets under management through client referrals and Merriman Curhan Ford & Co.’s client base.

Business Environment

The business environment during the first quarter of 2006 was favorable due to a combination of factors including an expanding US economy, improved corporate profitability and low unemployment. The economy, as measured by GDP, grew at the fastest pace since the summer of 2003. Despite these favorable factors, high energy prices, increasing interest rates and a weakening housing market continued to be concerns during the quarter.

Small-caps surged during the quarter, with the benchmark Russell 2000® Index returning 13.94%. The Russell 2000® Growth Index gained 13.50%, and outdistanced their mid- and large-cap counterparts. Average daily trading volume on the Nasdaq increased 4% in the first quarter of 2006, compared to the first quarter of 2005 quarter. Small-cap US-completed M&A volumes increased 17% compared to the first quarter of 2005. Total small-cap equity issuance volumes increased 105% while initial public offering volumes increased 42% compared to the 2005 quarter.

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

Executive Overview

Revenue recognized in the first quarter 2006 was $11,771,000, which was 6% lower than the first quarter of 2005. Commission revenue grew by 44% over the prior year and principal transactions revenue swung to a profit during the current quarter, while investment banking was 64% lower. Net loss for the three months ended March 31, 2006 was $0.02 per diluted share which was down from net income of $0.01 per diluted share for the three months ended March 31, 2005. The decline in our profitability resulted from lower investment banking revenue that produces a larger gross margin and increased compensation and benefits expense due in part to the expensing of stock options in connection with our adoption of SFAS 123(R). In March 2006, we launched our first proprietary fund managed by MCF Asset Management, LLC. We are working on three additional funds to be introduced in 2006. We view asset management as an important part of our strategy to increase our recurring revenue and diversify our business.

Results of Operations

The following table sets forth a summary of financial highlights for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenue:
Commissions	$8,698,128	$6,021,963
Principal transactions	403,301	(373,142)
Investment banking	2,425,780	6,758,810
Other	243,992	65,485
Total revenue	11,771,201	12,473,116
Operating expenses:
Compensation and benefits	9,929,945	9,201,965
Brokerage and clearing fees	682,604	521,718
Professional services	445,487	271,426
Occupancy and equipment	402,013	349,959
Communications and technology	610,088	423,424
Depreciation and amortization	163,851	105,749
Travel and entertainment	530,370	307,884
Other	398,992	415,232
Total operating expenses	13,163,350	11,597,357
Operating income (loss)	(1,392,149)	875,759
Interest income	111,661	74,827
Interest expense	(69,120)	(17,187)
Income (loss) before income taxes	(1,349,608)	933,399
Income tax expense	0	(284,974)
Net income (loss)	$(1,349,608)	$648,425
Adjustments:
Interest income	(111,661)	(74,827)
Interest expense	69,120	17,187
Income tax expense		284,974
Depreciation and amortization	163,851	105,749
Share-based payments	934,141	525,670
EBITDA	$(294,157)	$1,507,178

Our revenue during the first quarter of 2006 decreased $702,000 or 6%, from the first quarter of 2005 reflecting a drop in investment banking revenue, partially offset by growth in commissions and principal transactions revenue. We incurred a net loss of $1,350,000 during the three months ended March 31, 2006 as compared to net income of $648,000 for the similar period in 2005. Our earnings before interest, taxes, depreciation and amortization were negative $294,000 for the first quarter of 2006 and positive $1,507,000 for the first quarter of 2005.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended March 31,
	2006	2005
Revenue:
Commissions	$8,698,128	$6,021,963
Principal transactions:
Customer principal transactions, proprietary trading and market making	687,932	(530,719)
Investment portfolio	(284,631)	157,577
Total principal transactions revenue	$403,301	$(373,142)
Transaction Volumes:
Number of shares traded	262,748,118	220,949,930
Number of active clients	391	385

Commission revenue amounted to $8,698,000 or 74%, of our revenue during the first three months of 2006, representing a 44% increase over $6,022,000 recognized during the first three months of 2005. The growth in commissions was due to a broad based increase in trading volumes across key research sectors including broadband communications technology, Internet applications and services, next-generation energy, retail and apparel, and wireless communications technology.  Also contributing to the commission growth was a significatnt increase in productivity among our sales and trading professionals, as well as an increase in the number of companies under research coverage to 152 as of March 31, 2006 from 137 at March 31, 2005.  As of May 8, 2006, research names under coverage have grown to 168 with plans to exceed 200 by the end of the year. Additionally, revenue from our Institutional Cash Distributors, or ICD, group grew by $637,000 over the first quarter of 2005 as the assets brokered by ICD has more than doubled over the past year. During the first quarter of 2006 and 2005, no single brokerage customer accounted for more than 10% of our revenue.

Principal transactions revenue, including market making and proprietary trading, amounted to $688,000, or 6%, of our revenue during the first quarter of 2006, representing a 230% increase compared to ($531,000) recognized during the first quarter of 2005. The majority of this revenue resulted from principal transactions with customers. The fair value of our investment portfolio, which primarily consists of stock warrants and restricted common stock that we earn in connection with our investment banking activities, decreased in value by $285,000 during the first quarter of 2006.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising—Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory—Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Revenue:
Capital raising	$1,904,895	$6,593,685
Financial advisory	520,885	165,125
Total investment banking revenue	$2,425,780	$6,758,810
Transaction Volumes:
Public offerings:
Total transaction amounts by issuer	401,980,000	66,225,000
Capital underwriting participation	31,623,000	12,292,000
Number of transactions	2	2
Private placements:
Capital raised	5,000,000	183,994,000
Number of transactions	2	6

Our investment banking revenue amounted to $2,426,000, or 21% of our revenue during the three months ended March 31, 2006, representing a 64% decrease compared to $6,759,000 recognized during the three months ended March 31, 2005. During 2005, 46% of our investment banking revenue was recognized during the first quarter which was dominated by two significant private placement transactions. We believe that first quarter investment banking revenue has historically been the lowest during the year and that the first quarter of 2005 was unusually high. During the first quarter 2006, one investment banking customer accounted for 11% of our revenue. During the first quarter 2005, two investment banking customers each accounted for more than 10% of our revenue, and combined accounted for 34%.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes incentive compensation paid to sales, trading and investment banking professionals, as well as discretionary bonuses, salaries and wages, and share-based payments. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits are relatively fixed in nature.

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Incentive compensation and discretionary bonuses	$5,646,317	$5,820,297
Salaries and wages	2,210,275	1,989,976
Share-based payments	934,141	525,670
Payroll taxes, benefits and other	1,139,212	866,022
Total compensation and benefits	$9,929,945	$9,201,965
Total compensation and benefits as a percentage of revenue	84%	74%
Cash compensation and benefits as a percentage of revenue	76%	70%

The amount of compensation and benefits expense that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. The increase in compensation and benefits expense of $728,000, or 8%, from 2005 to 2006 was due primarily to higher non-cash share-based compensation, payroll taxes resulting from FICA tax expense that will decline in future months as statutory limits are met, and salaries and employee benefits as we have added headcount since the first quarter of 2005. Our headcount has increased from 132 at March 31, 2005 to 164 at March 31, 2006. During the three months ended March 31, 2006, no sales professional accounted for more than 10% of our revenue, while one sales professional accounted for 11% of our revenue during the three months ended March 31, 2005.

The three months ended March 31, 2006 represents our first fiscal period following adoption of SFAS 123(R), “Share-Based Payment,” which requires that we recognize compensation expense on our consolidated statement of operations for all share-based awards made to employees and directors based on estimated fair values. We have adopted SFAS 123(R) using the modified prospective application transition method, and accordingly have not restated financial statements for prior periods to include the impact of SFAS 123(R). To determine the valuation of share-based awards under SFAS 123(R), we continue to use the Black-Scholes option pricing model that we utilized to determine our pro forma share-based compensation in prior periods. Share-based compensation was $934,000 during the three months ended March 31, 2006, which included $70,000 from the issuance of common stock as contingent consideration to the Catalyst Shareholder. Additional information regarding our adoption of SFAS 123(R) during the three months ended March 31, 2006 is set forth in the notes to the financial statements above and in “Critical Accounting Policies and Estimates” below.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $161,000, or 31% during the first quarter of 2006 as compared to the first quarter of 2005 which is slightly lower than the rate of growth in our commission revenue.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $174,000 or 64%, from the first quarter of 2005 to the first quarter of 2006 was primarily attributed to increased auditing and tax consulting services.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $52,000, or 15%, from the first quarter of 2005 to the first quarter of 2006 resulted mostly from facility maintenance and related services.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. While variable in nature, these tend to be more correlated to headcount than revenue. The increase of $187,000, or 44%, from the first quarter of 2005 to the first quarter of 2006 was due to network connections and market data service fees incurred in our sales and trading operations. The higher costs are the result of increased headcount and the expansion of our offices.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $58,000, or 55%, from the first quarter of 2005 to the first quarter of 2006 was due to increased capital expenditures during 2005, including leasehold improvements, to facilitate our growth and expansion.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $222,000, or 72%, from the first quarter of 2005 to the first quarter of 2006 was due mostly to increased investment banking and capital markets activity.

Other operating expense includes professional liability and property insurance, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of approximately $16,000, or 4%, from the first quarter of 2005 to the first quarter of 2006 was attributed to a favorable outcome from a trading dispute, partially offset by higher marketing and recruiting expenses.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2006 and 2005 was approximately 0% and 31%. The effective tax rate for 2006 and 2005 reflects the utilization of approximately $2,000,000 the Company's net operating loss carryforwards.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2006 and 2005. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Issuance of Debt

In March 2006, we completed a $7.5 million private placement of a variable rate secured convertible debenture with a detachable stock warrant. The issue was placed with Midsummer Investment, Ltd. We invested the proceeds in one of the proprietary funds managed by MCF Asset Management, LLC, our wholly-owned subsidiary. The debenture bears interest at a variable rate based on the annual investment performance of the fund. Stock warrants to purchase 1,875,000 shares of common stock at $1.41 per share were also issued to the investor. The stock warrants have a six year term. See Note 2 to the condensed consolidated financial statements for additional information.

We have accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant. The $7,500,000 has been allocated to these individual instruments based on their relative fair value as determined by management.

As a result, the convertible debenture is carried on the statements of financial condition net of a $1,388,000 discount for the stock warrant. The value of the stock warrant has also been recorded as an increase to additional paid-in capital. The stock warrant discount results in an effective interest rate of 13.6% that will be amortized to interest expense over the term of the debenture. The participation interest obligation is also treated as a discount to the debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield. As of March 31, 2006, the Company estimates that the implicit rate on this obligation will be 27.6%. The participation interest obligation is carried in the statements of financial condition at fair value and the Company will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense. The allocation to the three separate instruments is subject to further analysis to be completed in the second quarter of 2006.

Minority Interest

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC, our wholly owned subsidiary. We invested the proceeds from the $7,500,000 private placement of secured convertible debenture and stock warrant into the fund as a limited partner. As of March 31, 2006, our limited partnership interest represented 83% of the fund. Accordingly, we have consolidated all of the assets and liabilities of the fund because we have effective control of the fund that results from the large initial percentage interest in the limited partnership. We will deconsolidate the assets and liabilities of the fund and carry the limited partnership interest at fair value if and when effective control of the fund transfers to other investors in the future. This should occur when our limited partnership interest represents less than 50% of the fund. We have recorded the minority interest on the consolidated statements of financial position as of March 31, 2006 which reflects the minority investors’ interest in the fund’s assets and liabilities.

By consolidating the assets and liabilities of the fund as of March 31, 2006, we recorded in our consolidated statements of financial condition $8,603,000 of cash and cash equivalents, $479,000 of marketable securities owned, $20,000 of due from clearing broker, $10,000 in accounts payable and $1,557,000 in minority interest. If we did not have effective control of the fund as of March 31, 2006, these assets, liabilities and minority interest, including the $8,603,000 of cash and cash equivalents would not have been included in our consolidated statements of financial condition. Instead, we would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC in the amount of $7,535,000. The investment in the fund includes a one year lock-up provision which makes this investment illiquid for one year.

Commitments

The following is a table summarizing our significant commitments as of March 31, 2006, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2006	$80,081	$1,387,540	$320,682
2007	106,775	1,576,328	349,129
2008	243,990	973,746	197,044
2009	—	608,178	—
2010	7,500,000	644,248	—
Thereafter	—	562,251	—
Total commitments	$7,930,846	$5,752,291	$866,855

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

Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management’s estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes Option Pricing model.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing method. This option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company calculated the expected term using the lattice model with specific assumptions about the suboptimal exercise behavior, post-vesting termination rates and other relevant factors. The expected stock price volatility was determined using the historical volatility of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Because share-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2006 and 2005 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of March 31, 2006 liquid assets consisted primarily of cash and cash equivalents and marketable securities. Excluding the assets of the proprietary fund managed by MCF Asset Management, LLC that is being consolidated for financial statement purposes until we no longer exercise effective control over the fund, liquid assets of amounted to $17,001,000 as of March 31, 2006. This consisted of $8,223,000 in cash and cash equivalents and $8,778,000 in marketable securities.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $8,589,000, which exceeded the amount required by $7,761,000.

Cash and cash equivalents decreased by $2,915,000 during the three months ended March 31, 2006. Cash used in our operating activities was $3,732,000 which primarily represents the payment of employee bonuses earned in 2005, the net loss for the quarter adjusted for non-cash expenses including share-based payments, and the increase in marketable securities owned. Cash used in investing activities amounted to $8,745,000 which consisted of the investment in proprietary fund managed by MCF Asset Management, LLC, purchases of equipment and fixtures and the contingent payment to the Catalyst Shareholder. Cash proceed from our financing activities was $9,561,000 which included the proceeds from the $7,500,000 convertible debenture, the minority interest in the fund and proceeds related to issuance of common stock in connection with our employee stock purchase plan and stock option and warrant exercises.

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

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2006.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Claimant alleges a theory of predecessor liability against Merriman Curhan Ford & Co. Claimant prays for monetary damages in excess of $300,000 against the eleven named respondents. On May 1, 2006, we reached settlement with Claimant who accepted $8,500 to resolve the dispute. Merriman Curhan Ford & Co. will be dismissed from the arbitration.

In re Odimo Incorporated Securities Litigation.

Merriman Curhan Ford & Co. is a defendant in a purported class action suit brought in connection with a registered offering involving Odimo Incorporated in which we served as co-manager for the company. The complaint, filed in the 17th Judical Circuit Court for Broward County in Florida on September 30, 2005, alleges violations of federal securities laws against Odimo and certain of its officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. Recently, similar cases were consolidated and lead plaintiff’s counsel was assigned. Thereafter, an amended complaint was filed and the underwriters, including Merriman Curhan Ford & Co., were not named as defendants.  This matter is now resolved.

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

During the three months ended March 31, 2006, no single sales professional accounted for more than 10% of our revenue. We have a number of revenue producers employed by our various businesses. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the three months ended March 31, 2006, one investment banking customer accounted for more than 11% of our revenue. Additionally, we have been dependent on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

We have a significant number of outstanding stock options and warrants. During 2005, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.05 to $7.00 per share, represent approximately 14% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Item  2.    Recent Sales of Unregistered Securities

On March 7, 2006, MCF Corporation sold a variable rate secured convertible debenture, together with a stock warrant to purchase 1,875,000 shares of MCF Corporation common stock, for aggregate consideration of $7.5 million to Midsummer Investment, Ltd. The variable rate secured convertible debenture and stock warrant were issued in reliance on the exemption from registration provided for in Regulation D of the Securities Act of 1933, as amended, based on offers and sales of such securities being made without any form of general solicitation or general advertising and only to “accredited investors” within the meaning of Rule 501 under the Regulation D.

The variable rate secured convertible debenture is convertible into MCF Corporation common stock at any time, initially at the conversion rate of $1.41 per share, subject to adjustment in the event of stock splits or stock dividends, issuance of MCF Corporation common stock at prices below $1.41 per share, and in certain other circumstances as provided in the variable rate secured convertible debenture due December 31, 2010.

The stock warrant is exercisable for shares of MCF Corporation common stock at any time, subject to certain limitations on the total number of shares owned by Midsummer Investment, Ltd., as provided in the common stock purchase warrant. The warrant is initially exercisable at the price of $1.41 per share, subject to adjustment in the event of stock splits or stock dividends, issuance of MCF Corporation common stock at prices below $1.41 per share, and in certain other circumstances as provided in the common stock purchase warrant.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

4.3	Securities Purchase Agreement dated March 7, 2006 by and between MCF Corporation and Midsummer Investment, Ltd. (incorporated by reference to the Company’s current Report on Form 8-K dated March 8, 2006).

4.4	Variable Rate Secured Convertible Debenture Due December 31, 2010 executed by MCF Corporation in favor of Midsummer Investment, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated March 8, 2006).

4.5	Common Stock Purchase Warrant dated March 7, 2006 executed by MCF Corporation in favor of Midsummer Investment, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated March 8, 2006).

4.6	Registration Rights Agreement dated March 7, 2006 by and between MCF Corporation and Midsummer Investment, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated March 8, 2006).

4.7	Security Agreement dated March 7, 2006 by and among MCF Corporation, MCF Asset Management LLC, MCF/NV Asset Management LLC, MCF Wealth Management LLC, Catalyst Financial Planning and Investment Management Corporation and Midsummer Investment, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated March 8, 2006).

4.8	Subsidiary Guarantee dated March 7, 2006 by and among MCF Asset Management LLC, MCF/NVAsset Management, LLC, MCF Wealth Management LLC, Catalyst Financial Planning and Investment Management Corporation and Midsummer Investment, Ltd. and Midsummer Investment Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K dated March 8, 2006).

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

May 8, 2006	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 8, 2005	By:	/s/ JOHN D. HIESTAND
John D. Hiestand Chief Financial Officer (Principal Financial Officer)