Form 10-Q
period 2006-06-30
MCF CORP
filed 2006-08-08
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

The number of shares of Registrant's common stock outstanding as of August 7, 2006 was 73,825,316.

Form 10-Q
For the Six Months Ended June 30, 2006

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations For the Three Months and Six Months Ended June 30, 2006 and 2005	2
Condensed Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Cash Flows For the Six months Ended June 30, 2006 and 2005	4
Notes to Condensed Consolidated Financial Statements	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4. Controls and Procedures	27
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	28
ITEM 1A. Risk Factors	28
ITEM 4. Submission of Matters to a Vote of Security Holders	35
ITEM 6. Exhibits	36
Signatures
Certifications

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Commissions	$7,945,580	$7,299,732	$16,643,708	$13,321,695
Principal transactions	(735,951)	(149,592)	(332,650)	(522,734)
Investment banking	7,485,108	1,950,289	9,910,888	8,709,099
Other	387,422	190,728	631,414	256,213

Total revenue	15,082,159	9,291,157	26,853,360	21,764,273

Operating expenses:
Compensation and benefits	11,896,209	7,166,581	21,826,154	16,368,546
Brokerage and clearing fees	706,256	565,559	1,388,860	1,087,277
Professional services	862,798	475,404	1,308,285	746,830
Occupancy and equipment	430,135	383,239	832,148	733,198
Communications and technology	725,027	442,929	1,335,115	866,353
Depreciation and amortization	173,084	129,363	336,935	235,112
Travel and entertainment	851,285	476,528	1,381,655	784,412
Other	163,672	721,008	562,664	1,136,240

Total operating expenses	15,808,466	10,360,611	28,971,816	21,957,968

Operating loss	(726,307)	(1,069,454)	(2,118,456)	(193,695)
Interest income	140,183	115,264	251,844	190,091
Interest expense	(473,811)	(16,526)	(542,931)	(33,713)

Loss before income taxes	(1,059,935)	(970,716)	(2,409,543)	(37,317)
Income tax (expense) benefit	—	244,380	—	(40,594)

Net loss	$(1,059,935)	$(726,336)	$(2,409,543)	$(77,911)

Earnings (loss) per share:
Basic	$(0.02)	$(0.01)	$(0.04)	$0.00
Diluted	$(0.02)	$(0.01)	$(0.04)	$0.00

Weighted average common shares outstanding:
Basic	69,726,297	66,210,026	68,662,235	65,880,961
Diluted	69,726,297	66,210,026	68,662,235	65,880,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$9,817,951	$11,138,923
Cash restricted for fund investment (Note 1)	6,639,366	—
Securities owned:
Marketable, at fair value	11,028,245	8,627,543
Not readily marketable, at estimated fair value	866,751	1,065,743
Restricted cash	884,014	627,606
Due from clearing broker	1,488,037	973,138
Accounts receivable, net	2,551,277	2,073,195
Equipment and fixtures, net	1,319,527	1,378,235
Intangible assets	430,518	394,456
Prepaid expenses and other assets	2,174,158	1,415,574
Total assets	$37,199,844	$27,694,413
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accounts payable	$1,132,311	$901,138
Commissions and bonus payable	4,103,972	4,735,892
Accrued liabilities	2,016,295	2,201,499
Due to clearing and other brokers	114,690	118,798
Securities sold, not yet purchased	320,308	41,579
Capital lease obligation	702,081	883,993
Convertible notes payable and participation interest obligation, net	6,439,753	176,741
Notes payable	185,636	231,772
Total liabilities	15,015,046	9,291,412
Commitments and contingencies
Minority interest	2,192,943	—
Stockholders' equity:
Preferred stock, Series A--$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B--$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2006 and December 31, 2005; aggregate liquidation preference of $0	—	—
Preferred stock, Series C--$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2006 and December 31, 2005; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 73,755,316 and 71,467,118 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	7,375	7,147
Additional paid-in capital	112,576,497	111,725,167
Deferred compensation	—	(3,146,839)
Accumulated deficit	(92,592,017)	(90,182,474)
Total stockholders' equity	19,991,855	18,403,001
Total liabilities, minority interest and stockholders' equity	$37,199,844	$27,694,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,409,543)	$(77,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,935	235,112
Share-based compensation	1,982,049	1,151,529
Tax benefits from employee stock options	—	5,717
Amortization of discounts on convertible notes payable	150,840	5,169
Amortization of debt issuance costs	15,305	—
Unrealized (gain) loss on securities owned	1,255,288	(133,680)
Other	13,055	(6,438)
Changes in operating assets and liabilities:
Securities owned	(3,178,269)	(1,332,441)
Restricted cash	(256,408)	—
Due from clearing broker	(514,899)	(1,234,913)
Accounts receivable	(478,082)	602,579
Prepaid expenses and other assets	(773,889)	134,037
Accounts payable	231,173	(85,357)
Commissions and bonus payable	(631,920)	(307,716)
Accrued liabilities	(185,204)	141,197
Due to clearing and other brokers	(4,108)	5,222

Net cash used in operating activities	(4,447,677)	(897,894)
Cash flows from investing activities:
Cash restricted for fund investment	(6,639,366)	—
Purchase of equipment and fixtures	(268,786)	(261,945)
Investment in Catalyst	(58,558)	(353,882)

Net cash used in investing activities	(6,966,710)	(615,827)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	289,089	58,169
Proceeds from the issuance of common stock	339,430	325,109
Proceeds from the issuance of note payable ($6,112,171) and stock warrant ($1,387,829)	7,500,000	—
Minority interest in fund	2,192,943	—
Debt service principal payments	(228,047)	(131,061)

Net cash provided by financing activities	10,093,415	252,217

Decrease in cash and cash equivalents	(1,320,972)	(1,261,504)
Cash and cash equivalents at beginning of period	11,138,923	17,459,113

Cash and cash equivalents at end of period	$9,817,951	$16,197,609

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$39,265	$31,443
Income taxes	$10,300	$10,700
Non-cash investing and financing activities:
Reclassification of deferred compensation	$3,146,839	$—
Issuance of non-vested stock	$—	$2,384,162
Purchase of equipment and fixtures on capital lease	$—	$80,168
Acquisition of Catalyst	$—	$74,940
Issuance of common stock to Ascend	$—	$500,000

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

In May 2006, the stockholders of the Company voted to approve the amendment to the Amended Certificate of Incorporation to effect a reverse stock split at a ratio of 1-for-7, which could be implemented over the next two years.

Cash Restricted for Fund Investment

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC. The Company invested $7.5 million into the fund as a limited partner. Accordingly, the Company has consolidated all of the assets and liabilities of the fund, including $6,639,000 of cash and cash equivalents, because the Company has effective control of the fund that results from the large initial percentage interest in the limited partnership. The Company will deconsolidate the assets and liabilities of the fund, including the cash and cash equivalents of the fund, if and when effective control of the fund transfers to other investors in the future. If the Company did not have effective control of the fund as of June 30, 2006, these assets, liabilities and minority interest, including the $6,639,000 of cash and cash equivalents would not have been included in the Company's consolidated statements of financial condition. Instead, the Company would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC which is subject to a one year lock-up provision which makes this investment illiquid for one year.

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

Fair values of the financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, the Company values these instruments based on management's estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes Option Pricing model due to liquidity.

Commissions and Principal Transactions Revenue

Commissions revenue includes revenue resulting from executing stock exchange-listed securities, over-the counter securities and other transactions as agent for the Company's clients. Principal transactions consist of a portion of dealer spreads attributed to the Company's securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory.

Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

Investment Banking Revenue

Investment banking revenue includes underwriting and private placement agency fees earned through the Company's participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on settlement date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

Share-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in the Company's employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $1,982,000, which includes $141,000 of share-based compensation issued in connection with the acquisition of Catalyst (see Note 4).

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $1,152,000 for the six months ended June 30, 2005 was solely related to non-vested stock awards and stock options granted with intrinsic value that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company's consolidated statements of operations because the exercise price of nearly all of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company's consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company's consolidated statement of operations for the six months ended June 30, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

To calculate option-based compensation under SFAS 123(R), the Company used the Black-Scholes option pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS 123 for periods prior to fiscal 2006. The Company's determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

The debenture is convertible into the Company's common stock at a conversion price of $1.41 per share, subject to certain anti-dilutive adjustments. Specifically, if the Company issues common stock at an effective price below $1.41, then the conversion price of the debenture will be reduced to equal this new effective price. This anti-dilution provision excludes certain exempt issuances, such as employee stock options. Midsummer may elect to convert the debenture into common stock of the Company at the conversion price at any time following the closing date. The Company may redeem all or part of the debenture after three years at 110% of the principal amount being redeemed. The Company may elect to force conversion of the debenture into common stock if the Company's common stock trades above $4.94 for 20 consecutive trading days. The debenture contains covenants that may preclude the Company from issuing additional debt over a specified limit, entering into certain new liens on company assets, repurchasing stock or paying dividends when the debenture remains outstanding with balance of at least $2 million. The maturity date of the notes is December 31, 2010. Stock warrants to purchase 1,875,000 shares of common stock at $1.41 per share were also issued to the investor. The stock warrants have a six year term. The stock warrant includes a similar anti-dilution provision for subsequent common stock issuance at prices below $1.41 per share.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

The $7,500,000 raised in the transaction described above is accounted for under generally accepted accounting principles, primarily APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. The Company has accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant.  The $7,500,000 has been allocated to these individual instruments based on their relative fair value as determined by management.

The fair value of the stock warrant of $1,492,000 has been recorded as a discount to the convertible debenture and an increase to additional paid-in capital. The fair value of the participation interest obligation of $2,316,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  The discount to the convertible debenture of $3,808,000 is amortized to interest expense using the level yield method over the term of the debenture. As of June 30, 2006, the Company estimates that the implicit rate on this obligation will be 24%.  The participation interest obligation is carried in the statements of financial condition at fair value and the Company will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense. The allocation to the three separate instruments is subject to further analysis to be completed in the third quarter of 2006; however, management does not expect that an adjustment, if any, would be material to the financial statements.

3. Share-Based Compensation Expense

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company's common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of June 30, 2006 and December 31, 2005 there were no shares subject to repurchase.

As of June 30, 2006, there were 34,940,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of June 30, 2006, 3,798,000 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months and six months ended June 30, 2006 was $319,000 and $641,000, respectively.

The following table is a summary of the Company's stock option activity for the six months ended June 30, 2006:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2005	23,270,046	$0.89
Granted	1,230,000	1.10
Exercised	(327,690)	(0.30)
Canceled	(352,757)	(1.75)
Balance as of June 30, 2006	23,819,599	$0.90
Exercisable as of June 30, 2006	19,416,952	$0.86

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $280,000.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

The following table summarizes information with respect to stock options outstanding at June 30, 2006:

	Options Outstanding at June 30, 2006				Vested Options at June 30, 2006
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.05 — $0.50	14,605,208	6.61	$0.42	8,898,953	14,094,792	$0.42	8,511,845
$0.51 — $1.00	2,190,020	6.44	$0.60	938,424	1,756,707	0.55	836,544
$1.01 — $2.00	4,954,718	8.68	$1.28	—	1,495,800	1.43	—
$2.01 — $4.00	1,794,653	4.36	$3.15	—	1,794,653	3.15	—
$4.01 — $7.00	275,000	3.66	$7.00	—	275,000	7.00	—
	23,819,599	6.82	$0.90	9,837,377	19,416,952	$0.86	9,348,389

As of June 30, 2006, total unrecognized compensation expense related to unvested stock options was $2,883,000. This amount is expected to be recognized as expense over a weighted-average period of 1.4 years.

Non-Vested Stock

At the date of grant, the recipient of non-vested stock has most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months ended June 30, 2006 and 2005 was $564,000 and $607,000, respectively. Compensation expense for non-vested stock during the six months ended June 30, 2006 and 2005 was $1,018,000 and $1,113,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the six months ended June 30, 2006:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at June 30, 2006
Balance as of December 31, 2005	4,069,878	$1.12
Granted	490,000	1.12
Vested	(533,558)	(1.24)
Canceled	(115,001)	(1.39)
Balance as of June 30, 2006	3,911,319	$1.09	$4,263,338

The total intrinsic value of non-vested stock which vested during the six months ended June 30, 2006 was $662,000.

As of June 30, 2006, total unrecognized compensation expense related to non-vested stock was $2,380,000. This expense is expected to be recognized over a weighted-average period of 1.1 years.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

2002 Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of June 30, 2006, 2,550,124 shares have been authorized by the stockholders of the Company for issuance under the ESPP, of which 1,816,974 have been issued. Compensation expense for ESPP during the three months and six months ended June 30, 2006 was $95,000 and $182,000, respectively.

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

As of June 30, 2006, unrecognized compensation expense related to the ESPP was $481,000. This amount is expected to be recognized as expense over a weighted-average period of 1.3 years.

Share-Based Compensation under SFAS 123(R) for Fiscal 2006 and APB 25 for Fiscal 2005

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to the Company's employees and directors including stock options, non-vested stock, and stock purchased under the Company's ESPP.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $1,152,000 for the six months ended June 30, 2005 was solely related to share-based awards resulting from stock options granted with intrinsic value and non-vested stock awards that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company's consolidated statements of operations because the exercise price of nearly all of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

If the Company had recognize compensation expense over the relevant service period under the fair value method consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” with respect to stock options granted for the three months and six months ended June 30, 2005, net income would have changed, resulting in pro forma net income and pro forma net income per share as presented below:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(726,336)	$(77,911)
Add: Stock-based employee compensation expense included in the reported net loss	19,203	38,406
Less: Stock-based employee compensation expense determined under fair value method for all awards	(444,394)	(813,382)

Pro forma net loss	$(1,151,527)	$(852,887)

Net loss per share, as reported:
Basic	$(0.01)	$0.00

Diluted	$(0.01)	$0.00

Net loss per share, pro forma:
Basic	$(0.01)	$(0.01)

Diluted	$(0.01)	$(0.01)

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

The pro forma share based compensation expense for the six months ended June 30, 2005 has increased by $123,000 since it was initially disclosed in the Quarterly Report on Form 10-Q for the second quarter of 2005. The increase primarily relates to the accounting for the contingent shares issuable to the Catalyst Shareholder that is subject to performance conditions (see Note 4). The Company determined in 2005 that the issuance of the common stock over the service period is probable and should have disclosed $23,000 per month as pro forma expense from March to December 2005.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the first six months of 2006 and 2005 was $1.12 and $1.55 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each stock option granted for the six months ended June 30, 2006 and 2005 was $0.59 and $0.77, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the six months ended June 30, 2006 and 2005:

	Six months Ended June 30,
	2006	2005
Expected volatility	84%	100%
Expected life (years)	4.69	2.00
Risk-free interest rate	4.77%	3.44%
Expected dividend yield	0.0%	0.0%

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock options.

The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

As share-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company's historical experience.

Assumptions for option-based awards under SFAS 123

Prior to the first quarter of fiscal 2006, the Company considered the historical volatility of its stock price in determining its expected volatility. The risk-free interest rate was based upon assumption of interest rates appropriate for the term of the Company's employee stock options. The dividend yield assumption was based on the Company's history and expectation of dividend payouts. Forfeitures prior to the first quarter of fiscal 2006 were accounted for as they occurred in accordance with APB No. 25.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

4. Contingent Consideration

In February 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor with over $100 million in assets under management at the time of acquisition. The purchase consideration for Catalyst consisted of both cash and common stock that will be paid over a three year period. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,000 as initial consideration at the closing and placed into escrow 555,195 shares of common stock to be issued over the three year period following the closing date. The issuance of these shares is conditioned upon the Catalyst Shareholder being a full-time employee at the anniversary dates. The Catalyst Shareholder is entitled to additional consideration that can be payable in either cash or common stock at the Catalyst Shareholder's option. The additional consideration will be based on a multiple of revenue growth at the end of the first three anniversary dates from the closing. However, if the Catalyst revenue declines during the three years following the closing, the Catalyst Shareholder will forego some of the initial consideration based on a multiple of revenue decline at the end of the first three anniversary dates.

With the adoption of SFAS 123(R) in January 2006, the Company is treating the 555,195 common shares as a non-vested stock grant that vests over three years, subject to performance conditions. The Company has determined that the issuance of the common stock over the service period is probable and will record an expense of $23,000 per month over the three year service period. During the six months ended June 30, 2006, the Company recorded a charge to compensation and benefits expense in the amount of $141,000. At the first anniversary date in February 2006, the Company issued 185,065 shares of common stock from escrow and paid $59,000 to the Catalyst Shareholder for additional consideration that resulted from growth in the Catalyst revenue. The additional consideration was recorded as an increase in the intangible assets acquired.

5. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company's best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to the companies expected current expense for the year. The Company historically has had and expects to have for the current year, current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the future.

6. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss available to common stockholders - basic	$(1,059,935)	$(726,336)	$(2,409,543)	$(77,911)
Net loss available to common stockholders - diluted	$(1,059,935)	$(726,336)	$(2,409,543)	$(77,911)
Weighted-average number of common shares - basic	69,726,297	66,210,026	68,662,235	65,880,961
Weighted-average number of common shares - diluted	69,726,297	66,210,026	68,662,235	65,880,961
Basic net loss per common share	$(0.02)	$(0.01)	$(0.04)	$0.00
Diluted net loss per common share	$(0.02)	$(0.01)	$(0.04)	$0.00

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months and six months ended June 30, 2006 and 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months and six months ended June 30, 2006 and 2005, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	9,073,700	8,677,049	8,223,773	7,862,314
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	15,193,118	17,856,840	15,350,921	18,392,641
Weighted average shares issuable upon conversion of the convertible notes payable	6,319,149	1,000,000	4,408,957	1,000,000
Weighted average shares contingently issuable	370,130	1,057,031	659,884	629,591

Total common stock equivalents excluded from diluted net loss per share	30,956,097	28,590,920	28,643,535	27,884,546

7. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $7,945,000, which exceeded the amount required by $6,728,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

8. Minority Interest

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC, a wholly owned subsidiary of the Company. The Company invested the proceeds from the $7.5 million private placement of secured convertible debenture and stock warrant into the fund as a limited partner. As of June 30, 2006, the Company's limited partnership interest represented 78% of the fund. Accordingly, the Company has consolidated all of the assets and liabilities of the fund because the Company has effective control of the fund that resulted from the large initial percentage interest in the limited partnership. The Company will deconsolidate the assets and liabilities of the fund and carry the limited partnership interest at fair value if and when effective control of the fund transfers to other investors in the future. This should occur when the Company's limited partnership interest represents less than 50% of the fund. The Company has recorded the minority interest on the consolidated statements of financial position as of June 30, 2006 which reflects the minority investors' interest in the fund's assets and liabilities.

By consolidating the assets and liabilities of the fund as of June 30, 2006, the Company recorded in the consolidated statements of financial condition $6,639,000 of cash and cash equivalents, $3,489,000 of marketable securities owned, $1,000 of due from clearing broker, $85,000 in prepaid and other assets, $35,000 in accrued liabilities, $303,000 in securities sold, not yet purchased and $2,193,000 in minority interest. If the Company did not have effective control of the fund as of June 30, 2006, these assets, liabilities and minority interest, including the $6,639,000 of cash and cash equivalents would not have been included in the Company's consolidated statements of financial condition. Instead, the Company would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC in the amount of $7,681,000. The investment in the fund includes a one year lock-up provision which makes this investment illiquid for one year.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

9. Segment Reporting

The Company considers the capital markets, asset management, wealth management and corporate support operations to be four separately reportable segments. The capital markets segment includes the Company's investment banking and institutional brokerage operations. Asset management includes the Company's fee based asset management operations. The Company's asset management segment was initiated in March 2006 with the launching of the first proprietary fund managed by MCF Asset Management, LLC. Accordingly, there is no comparable 2005 financial information for this segment. Wealth management includes the Company's fee based financial planning and investment management operations. The Company's wealth management segment was initiated subsequent to completing the acquisition of Catalyst in February 2005. The corporate support segment includes overhead costs that are not directly allocated to the other operating segments. The accounting policies of these segments are the same as those described in Note 1. There are no significant revenue transactions between the segments. The Company's revenue from foreign operations was deminimus during the six months ended June 30, 2006 and 2005.

The following table presents the financial information for the Company's segments for the three months ended June 30, 2006 and 2005.

	Capital Markets	Asset Management	Wealth Management	Corporate Support	Consolidated Totals
2006
Total revenue	$14,716,338	$148,528	$217,293	$—	$15,082,159
Compensation and benefits	(9,540,882)	(117,047)	(176,890)	(2,061,390)	(11,896,209)
Non-compensation related expenses	(2,681,010)	(71,052)	(95,742)	(1,064,453)	(3,912,257)
Operating income (loss)	$2,494,446	$(39,571)	$(55,339)	$(3,125,843)	$(726,307)
2005
Total revenue	$9,102,641	$—	$188,516	$—	$9,291,157
Compensation and benefits	(5,693,401)	(1,696)	(129,082)	(1,342,402)	(7,166,581)
Total expense	(1,864,946)	(733)	(58,554)	(1,269,797)	(3,194,030)
Pre-tax income (loss)	$1,544,294	$(2,429)	$880	$(2,612,199)	$(1,069,454)

The following table presents the financial information for the Company's segments for the six months ended June 30, 2006 and 2005.

	Capital Markets	Asset Management	Wealth Management	Corporate Support	Consolidated Totals
2006
Total revenue	$26,244,915	$180,253	$428,192	$—	$26,853,360
Compensation and benefits	(17,317,426)	(218,399)	(373,062)	(3,917,267)	(21,826,154)
Non-compensation related expenses	(4,573,904)	(115,786)	(165,376)	(2,290,596)	(7,145,662)
Operating income (loss)	$4,353,585	$(153,932)	$(110,246)	$(6,207,863)	$(2,118,456)
2005
Total revenue	$21,511,351	$—	$252,922	$—	$21,764,273
Compensation and benefits	(13,235,342)	(1,696)	(174,488)	(2,957,020)	(16,368,546)
Total expense	(3,165,789)	(839)	(76,217)	(2,346,577)	(5,589,422)
Pre-tax income (loss)	$5,110,220	$(2,535)	$2,217	$(5,303,597)	$(193,695)

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

10. Ascend Services Ltd.

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

In April 2006, the Company entered into a settlement agreement with Ascend Holdings Ltd., Ascend Services Ltd., and other parties with debt obligations from the Ascend group of companies. A private equity firm acquired all of the assets of the Ascend group of companies and as a term of that acquisition satisfied the legacy debt obligations of the Ascend group of companies, including the Company's $500,000 note receivable. As a result, the Company reversed the $500,000 charge to write-off the note receivable balance upon the receipt of $500,000 in April 2006.

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

Merriman Curhan Ford & Co.

Merriman Curhan Ford & Co. is a securities broker-dealer and investment bank focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies under $2 billion in market capitalization. We provide investment research, brokerage and trading services primarily to institutions, as well as advisory and investment banking services to corporate clients. We are focused on providing a full range of specialized and integrated services, including:

•      Equity Research
•       Sales and Trading
•       Specialized Trade Execution
•       Market Making
•       Equity Capital Markets
•       Corporate and Venture Services
•       Public Offerings
•       Private Placements
•       Mergers and Acquisitions
•       Strategic Advisory Services

By the end of the 1990's, many of the investment banks that previously served this niche were acquired by large commercial banks and subsequently refocused to serve larger clients and larger transactions. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized services for our fast-growing corporate clients.

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

MCF Wealth Management, LLC

Through MCF Wealth Management LLC, we provide a tailored, integrated offering of personal financial services to help corporate executives and high-net-worth clients achieve their financial goals through our fee-based investment advisory firms, such as Catalyst Financial Planning and Investment Management. Catalyst was the first registered investment advisor to be acquired by MCF Wealth Management in 2005. Today, Catalyst counsels more than 70 clients and manages over $127 million in assets. MCF Wealth Management, LLC continues to evaluate acquisitions of existing wealth management businesses, as well as organically grow assets under management through client referrals and Merriman Curhan Ford & Co.'s client base.

Business Environment

After pushing higher early in the second quarter, U.S. stocks reversed course, with many broadly based equity indexes ending the period in negative territory. Early optimism about solid economic growth and the possibility that the Federal Reserve Board (“Fed”) might pause in its credit-tightening campaign gave way to concerns about both inflation and signs of an economic slowdown. The market experienced a sharp sell-off in early May that turned out to be the beginning of a more extended decline. As expected, the Fed added another 0.25% increase in June, bringing its target for the federal funds rate to 5.25% at the end of the quarter.

Against a backdrop of rising inflation, a slowing economy and indications of a slowdown in the real estate market, the S&P 500® Index, a well-known large-cap benchmark, was negative at 1.44%. The Nasdaq Composite® Index, reflecting weakness in the technology sector, ended the quarter with a 7.17% loss. Smaller stocks had more substantial declines, with the Russell 2000® Growth Index down 7.25% for the quarter. Average daily trading volume on the Nasdaq increased 4% in the second quarter of 2006, compared to the second quarter of 2005. Total small-cap equity issuance volumes decreased by 8% while initial public offering volumes decreased 27% compared to the 2005 quarter.

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

Executive Overview

Revenue recognized in the second quarter 2006 was $15,082,000, 62% higher than the second quarter of 2005 and our highest quarterly revenue amount to date. We experienced growth across each of our lines of business, including asset management and wealth management. Revenue reflected strong growth in investment banking and continued growth in commissions. Our investment bankers completed eight equity underwritten transactions during the latest quarter and closed the largest sole managed private placement transaction to date for a corporate client. Net loss for the three months ended June 30, 2006 was $1,060,000, or $0.02 per diluted share, which was higher than our net loss of $726,000, or $0.01 per share, during the second quarter of 2005. The net loss for the quarter was largely attributed to $1,427,000 of proprietary trading losses and increased compensation and benefits expense due in part to the non-cash expensing of stock options in connection with our adoption of SFAS 123(R).

Results of Operations

The following table sets forth a summary of financial highlights for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue:
Commissions	$7,945,580	$7,299,732	$16,643,708	$13,321,695
Principal transactions	(735,951)	(149,592)	(332,650)	(522,734)
Investment banking	7,485,108	1,950,289	9,910,888	8,709,099
Other	387,422	190,728	631,414	256,213

Total revenue	15,082,159	9,291,157	26,853,360	21,764,273

Operating expenses:
Compensation and benefits	11,896,209	7,166,581	21,826,154	16,368,546
Brokerage and clearing fees	706,256	565,559	1,388,860	1,087,277
Professional services	862,798	475,404	1,308,285	746,830
Occupancy and equipment	430,135	383,239	832,148	733,198
Communications and technology	725,027	442,929	1,335,115	866,353
Depreciation and amortization	173,084	129,363	336,935	235,112
Travel and entertainment	851,285	476,528	1,381,655	784,412
Other	163,672	721,008	562,664	1,136,240

Total operating expenses	15,808,466	10,360,611	28,971,816	21,957,968

Operating loss	(726,307)	(1,069,454)	(2,118,456)	(193,695)
Interest income	140,183	115,264	251,844	190,091
Interest expense	(473,811)	(16,526)	(542,931)	(33,713)

Loss before income taxes	(1,059,935)	(970,716)	(2,409,543)	(37,317)
Income tax (expense) benefit	—	244,380	—	(40,594)

Net loss	$(1,059,935)	$(726,336)	$(2,409,543)	$(77,911)

Supplemental non-GAAP financial measure:
Operating loss	(726,307)	(1,069,454)	(2,118,456)	(193,695)
Adjustments:
Depreciation and amortization	173,084	129,363	336,935	235,112
Share-based payments	1,047,908	625,859	1,982,049	1,151,529
Adjusted operating income (loss)	494,685	(314,232)	200,528	1,192,946

Revenue during the second quarter of 2006 increased $5,791,000 or 62%, from the second quarter of 2005. Investment banking revenue grew by $5,535,000, or 284%, and commissions revenue grew by 9% during the second quarter of 2006 as compared to the second quarter of 2005. Proprietary trading losses amounting to $1,427,000 during the second quarter of 2006 reduced both revenue and profitability by such amount. We incurred a net loss of $1,060,000 during the three months ended June 30, 2006 as compared to net loss of $726,000 for the similar period in 2005. Our adjusted operating income (loss) was $495,000 for the second quarter of 2006 which represents an increase from negative $314,000 for the second quarter of 2005.

Adjusted operating income (loss) is a key metric we use in evaluating our financial performance. Adjusted operating income (loss) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider adjusted operating income (loss) an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. Adjusted operating income (loss) eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. Adjusted operating income (loss) is similar to earnings before interest, tax depreciation and amortization, or EBITDA, that we have presented in the past as a non-GAAP metric used for evaluating our financial performance. However, adjusted operating income (loss) uses operating income (loss) as a starting point instead of net income (loss) which simplifies the presentation. Adjusted operating income (loss) should be considered in addition to, rather than as a substitute for, pre-tax income, net income and cash flows from operating activities.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•	Commissions — Commissions include revenue resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent.

•
Principal Transactions — Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in our trading security inventory.

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Commissions	$7,945,580	$7,299,732	$16,643,708	$13,321,695
Principal transactions:
Customer principal transactions, proprietary trading and market making	(815,666)	(235,529)	(127,733)	(766,248)
Investment portfolio	79,715	85,937	(204,917)	243,514
Total principal transactions revenue	$(735,951)	$(149,592)	$(332,650)	$(522,734)

Transaction Volumes:

Number of shares traded	244,984,000	242,964,000	507,732,047	463,914,000
Number of active clients	383	396	469	478

Commissions revenue amounted to $7,946,000 or 53%, of our revenue during the second quarter of 2006, representing a 9% increase over commissions recognized during the second quarter of 2005. The growth in commissions was due to an increase in trading volumes across key research sectors including telecom services, consumer and retail.  Also contributing to the commission growth was an increase in productivity among our sales and trading professionals, as well as an increase in the number of companies under research coverage. As of June 30, 2006, companies covered by our research analysts have grown to 176 with plans to exceed 200 by the end of the year. Additionally, revenue from our Institutional Cash Distributors, or ICD, group grew by $352,000 over the second quarter of 2005 as the assets brokered by ICD have nearly doubled over the past year. During the second quarter of 2006 and 2005, no single brokerage customer accounted for more than 10% of our revenue.

Principal transactions reduced revenue by $736,000 during the second quarter 2006 and $150,000 during the second quarter 2005. Principal transaction revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day.

During the second quarter of 2006, we incurred $1.4 million in losses resulting primarily from a decline in the mark-to-fair market value of positions in our proprietary trading account. These losses were partially offset by revenue from principal trades for customers.

On August 8, 2006, Merriman Curhan Ford & Co. filed a Schedule 13D with the Securities and Exchange Commission related to the shares of Points International Ltd. that it owns in its proprietary account. We believe that Points International Ltd. is an undervalued company in the Internet media space and that it would benefit all shareholders of Points International Ltd. to implement a formal process to develop strategic partners in order to accelerate their growth.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising — Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory — Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Capital raising	$7,330,108	$1,910,289	$9,235,003	$8,503,974
Financial advisory	155,000	40,000	675,885	205,125
Total investment banking revenue	$7,485,108	$1,950,289	$9,910,888	$8,709,099

Transaction Volumes:
Public offerings:
Capital underwriting participation	$72,528,000	$3,750,000	$104,151,000	$16,042,000
Number of transactions	8	1	10	3
Private placements:
Capital raised	$84,000,000	$33,425,000	$89,000,000	$217,419,000
Number of transactions	2	3	4	9

Our investment banking revenue amounted to $7,485,000, or 50% of our revenue during the second quarter of 2006, representing a 284% increase compared to $1,950,000 recognized during the second quarter of 2005. Our equity underwriting activity grew significantly during the second quarter of 2006 with eight transactions closed as compared to one transaction during the second quarter of 2005. Additionally, we raised $78 million for a corporate client which was the largest sole managed private placement completed by Merriman Curhan Ford & Co. to date. During the three months ended June 30, 2006, one investment banking customer accounted for 26% of our revenue, while one investment banking customer accounted for 12% of our revenue during the three months ended June 30, 2005.

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

The following table sets forth the major components of our compensation and benefits for the three months and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Incentive compensation and discretionary bonuses	$7,613,891	$3,574,161	$13,260,207	$9,394,458
Salaries and wages	2,450,060	2,297,774	4,660,335	4,287,750
Stock-based compensation	1,047,908	625,859	1,982,049	1,151,529
Payroll taxes, benefits and other	784,350	668,787	1,923,563	1,534,809
Total compensation and benefits	$11,896,209	$7,166,581	$21,826,154	$16,368,546
Total compensation and benefits as a percentage of revenue	79%	77%	81%	75%
Cash compensation and benefits as a percentage of revenue	72%	70%	74%	70%

The amount of compensation and benefits expense that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. The increase in compensation and benefits expense of $4,730,000, or 66%, from the second quarter of 2005 to the second quarter of 2006 was due primarily to higher incentive compensation ($4,040,000) and stock-based compensation expense ($422,000). Cash compensation as a percentage of revenue was 72% during the three months ended June 30, 2006 which was higher than the 70% recorded during the three months ended June 30, 2005. Cash compensation as a percentage of revenue would have been 66% during the second quarter of 2006 if we had not incurred the proprietary trading losses of $1,427,000. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Our headcount has increased from 144 at June 30, 2005 to 169 at June 30, 2006. During the second quarter 2006 and 2005, one sales professional accounted for 12% and 15% of our revenue, respectively.

The six months ended June 30, 2006 represents our first fiscal period following adoption of SFAS 123(R), “Share-Based Payment,” which requires that we recognize compensation expense on our consolidated statement of operations for all share-based awards made to employees and directors based on estimated fair values. We have adopted SFAS 123(R) using the modified prospective application transition method, and accordingly have not restated financial statements for prior periods to include the impact of SFAS 123(R). To determine the valuation of share-based awards under SFAS 123(R), we continue to use the Black-Scholes option pricing model that we utilized to determine our pro forma share-based compensation in prior periods. Share-based compensation was $1,048,000 during the three months ended June 30, 2006, which included $70,000 from the issuance of common stock as contingent consideration to the Catalyst Shareholder. Additional information regarding our adoption of SFAS 123(R) during the six months ended June 30, 2006 is set forth in the notes to the financial statements above and in “Critical Accounting Policies and Estimates” below.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $141,000, or 25% during the second quarter of 2006 as compared to the second quarter of 2005 and increased by $302,000, or 28% during the six months ended June 30, 2006 as compared to the similar period in 2005. These increases reflect the growth in our commissions revenue and market making activity.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $387,000 or 81%, from the second quarter of 2005 to the second quarter of 2006 was primarily attributed to the expensing of legal fees previously deferred that resulted from investment banking transactions that have not closed. We defer expenses, including legal fees, related to securities offerings in which we act as underwriter until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. The increase of $561,000 or 75%, during the six months ended June 30, 2006 as compared to the similar period in 2005 was due to the expensing of legal fees previously deferred for investment banking transactions as well as higher auditing and tax consulting services.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $47,000, or 12%, from the second quarter of 2005 to the second quarter of 2006 and the increase of 99,000, or 13%, during the six months ended June 30, 2006 as compared to the similar period in 2005 resulted mostly from facility maintenance and related services.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. While variable in nature, these tend to be more correlated to headcount than revenue. The increase of $282,000, or 64%, from the second quarter of 2005 to the second quarter of 2006 and the increase of $469,000, or 54%, during the six months ended June 30, 2006 as compared to the similar period in 2005 was due to network connections and market data service fees incurred in our sales, trading and research operations. The higher costs are the result of increased headcount and the expansion of our offices.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $44,000, or 34%, from the second quarter of 2005 to the second quarter of 2006 and the increase of $102,000, or 43%, during the six months ended June 30, 2006 as compared to the similar period in 2005 was due to increased capital expenditures during 2005, including leasehold improvements, to facilitate our growth and expansion.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $375,000, or 79%, from the second quarter of 2005 to the second quarter of 2006 and the increase of $597,000, or 76%, during the six months ended June 30, 2006 as compared to the similar period in 2005 was due mostly to increased investment banking and capital markets activity, as well as expensing of travel expenses previously deferred that resulted from investment banking transactions that have not closed. We defer expenses, including travel and entertainment costs, related to securities offerings in which we act as underwriter until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed.

Other operating expense includes professional liability and property insurance, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of approximately $557,000, or 77%, from the second quarter of 2005 to the second quarter of 2006 and the decrease of $574,000, or 50%, during the six months ended June 30, 2006 as compared to the similar period in 2005 was attributed to the recovery of the $500,000 note receivable from Ascend Services, Ltd. that we had previously written off through bad debt expense in 2005.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The increase of $25,000, or 22%, from the second quarter of 2005 to the second quarter of 2006 and the increase of $62,000, or 32%, during the six months ended June 30, 2006 as compared to the similar period in 2005 was due to higher average earning assets and higher average interest rates during these periods.

Interest Expense

Interest expense primarily represents interest related to the convertible debenture issued in March 2006, as well as interest for our various capital leases used to finance purchase of furniture and fixtures. Interest expense for the six months ended June 30, 2006 was $543,000 which included $483,000 for the convertible debenture issued in March 2006. Interest expense for the convertible debenture is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield. The actual return on our $7,500,000 investment managed by MCF Asset Management, LLC from March 2006 to June 2006 was $178,000, or 2.4%. The amount of interest payable to Midsummer based on the actual return is $134,000. Interest is paid to Midsummer annually based on the investment performance for the calendar year.

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

The fair value of the stock warrant of $1,492,000 has been recorded as a discount to the convertible debenture and an increase to additional paid-in capital. The fair value of the participation interest obligation of $2,316,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  The discount to the convertible debenture of $3,808,000 is amortized to interest expense using the level yield method over the term of the debenture. As of June 30, 2006, the Company estimates that the implicit rate on this obligation will be 24%.  The participation interest obligation is carried in the statements of financial condition at fair value and the Company will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense. The allocation to the three separate instruments is subject to further analysis to be completed in the third quarter of 2006; however, management does not expect that an adjustment, if any, would be material to the financial statements.

Income Tax Expense

At the end of each interim reporting period we calculate an effective tax rate based on our best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.

The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to the companies expected current expense for the year. We historically have had and expect to have for the current year, current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

Historically and currently, we have recorded a valuation allowance on our deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, we continue to conclude that it is not "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the future.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the six months ended June 30, 2006 and 2005. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Minority Interest

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC, our wholly owned subsidiary. We invested the proceeds from the $7,500,000 private placement of secured convertible debenture and stock warrant into the fund as a limited partner. As of June 30, 2006, our limited partnership interest represented 78% of the fund. Accordingly, we have consolidated all of the assets and liabilities of the fund because we have effective control of the fund that results from the large initial percentage interest in the limited partnership. We will deconsolidate the assets and liabilities of the fund and carry the limited partnership interest at fair value if and when effective control of the fund transfers to other investors in the future. This should occur when our limited partnership interest represents less than 50% of the fund. We have recorded the minority interest on the consolidated statements of financial position as of June 30, 2006 which reflects the minority investors' interest in the fund's assets and liabilities.

By consolidating the assets and liabilities of the fund as of June 30, 2006, we recorded in the consolidated statements of financial condition $6,639,000 of cash and cash equivalents, $3,489,000 of marketable securities owned, $1,000 of due from clearing broker, $85,000 in prepaid and other assets, $35,000 in accrued liabilities, $303,000 in securities sold, not yet purchased and $2,193,000 in minority interest. If we did not have effective control of the fund as of June 30, 2006, these assets, liabilities and minority interest, including the $6,639,000 of cash and cash equivalents would not have been included in our consolidated statements of financial condition. Instead, we would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC in the amount of $7,681,000. The investment in the fund includes a one year lock-up provision which makes this investment illiquid for one year.

Commitments

The following is a table summarizing our significant commitments as of June 30, 2006, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2006	$53,388	$959,072	$213,898
2007	106,775	1,810,616	349,129
2008	243,990	1,206,478	197,044
2009	—	832,568	—
2010	7,500,000	869,731	—
Thereafter	—	709,898	—
Total commitments	$7,904,153	$6,388,363	$760,071

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

Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management's estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes Option Pricing model.

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

Investment banking revenue includes underwriting and private placement agency fees earned through our participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which we act as an underwriter and includes management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on settlement date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the six months ended June 30, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

We estimate the fair value of stock options granted using the Black-Scholes option pricing method. This option pricing model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company calculated the expected term using the lattice model with specific assumptions about the suboptimal exercise behavior, post-vesting termination rates and other relevant factors. The expected stock price volatility was determined using the historical volatility of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Valuation of Derivative Embedded in Convertible Debenture

In March 2006, we completed a $7.5 million private placement of a variable rate secured convertible debenture with a detachable stock warrant. The debenture bears interest at a variable rate based on the annual investment performance of the investment in the proprietary funds managed by MCF Asset Management, LLC. We have accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant.  The convertible debenture is carried on the statements of financial condition net of a $1,492,000 discount for the stock warrant.  The participation interest obligation of $2,316,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  As of June 30, 2006, we estimate that the implicit rate on this obligation will be 24%.  The participation interest obligation is carried in the statements of financial condition at fair value and we will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense. Changes in the forecast of future cash flows to be paid to the lender can materially affect the estimated fair value of the participation interest obligation which can materially affect the amount of interest expense recorded in a period.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2006 and 2005 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of June 30, 2006 liquid assets consisted primarily of cash and cash equivalents and marketable securities. Excluding the assets of the proprietary fund managed by MCF Asset Management, LLC that is being consolidated for financial statement purposes until we no longer exercise effective control over the fund, liquid assets of amounted to $17,358,000 as of June 30, 2006. This consisted of $9,818,000 in cash and cash equivalents and $7,540,000 in marketable securities.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $7,945,000, which exceeded the amount required by $6,728,000.

Cash and cash equivalents decreased by $1,321,000 during the six months ended June 30, 2006. Cash used in our operating activities was $4,448,000 which primarily represents the increase in marketable securities owned, payment of employee bonuses earned in 2005, and net loss for the period adjusted for non-cash expenses including share-based payments.

Our adjusted operating income (loss) was $201,000 for the first six months of 2006. Adjusted operating income (loss) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider adjusted operating income (loss) an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. Adjusted operating income (loss) eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. A reconciliation of adjusted operating income (loss) is provided on page 18 of this Quarterly Report.

Cash used in investing activities amounted to $6,967,000 which consisted of the investment in proprietary fund managed by MCF Asset Management, LLC, purchases of equipment and fixtures and the contingent payment to the Catalyst Shareholder. Cash proceeds from our financing activities was $10,093,000 which included the proceeds from the $7,500,000 convertible debenture, the minority interest in the fund and proceeds related to issuance of common stock in connection with our employee stock purchase plan and stock option and warrant exercises.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2006.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

During the second quarter of 2006, the Company engaged Pershing, LLC as clearing broker for Merriman Curhan Ford & Co. and began using their institutional securities processing applications. Additionally, Merriman Curhan Ford & Co. implemented a new securities order management system that is being licensed from Fidessa. The implementation of these new trading systems did not materially affect the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act).

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

Westerman v. Western Capital Financial Group--NASD Arbitration

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

This claim arises from Ms. Westerman's purchase of a variable annuity product in January 1990 from a predecessor of our broker-dealer subsidiary. MCF Corporation acquired Merriman Curhan Ford & Co. in December 2001. The Claimant alleges that a registered representative improperly recommended that she move her investment to different products on two occasions.

Claimant alleges a theory of predecessor liability against Merriman Curhan Ford & Co. Claimant prays for monetary damages in excess of $300,000 against the eleven named respondents. On May 1, 2006, we reached settlement with Claimant who accepted $8,500 to resolve the dispute. Merriman Curhan Ford & Co. has been dismissed from the arbitration and the matter is resolved.

In re Odimo Incorporated Securities Litigation.

Merriman Curhan Ford & Co. was a defendant in a purported class action suit brought in connection with a registered offering involving Odimo Incorporated in which we served as co-manager for the company. The complaint, filed in the 17 th Judicial Circuit Court for Broward County in Florida on September 30, 2005, alleged violations of federal securities laws against Odimo and certain of its officers as well as the company's underwriters, including us, based on alleged misstatements and omissions in the registration statement. Recently, similar cases were consolidated and lead plaintiff's counsel was assigned. Thereafter, an amended complaint was filed and the underwriters, including Merriman Curhan Ford & Co., were not named as defendants.  This matter is now resolved.

Thomas O’Shea v. Merriman Curhan Ford & Co.

In June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Mr. O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the early pleading stage. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cashflows.

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

We depend on the continued services and performance of D. Jonathan Merriman, our Chairman and Chief Executive Officer, for our future success. We currently have an employment agreement with Mr. Merriman, which ends on January 1, 2007, but can be terminated by either party on 60 days' notice. The agreement contains provisions that obligate us to make certain payments to Mr. Merriman and substantially reduce vesting periods of options granted to him if we should terminate him without cause or certain events resulting in a change of control of our Board were to occur.

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

During the six months ended June 30, 2006, one sales professional accounted for 11% of our revenue. We have a number of revenue producers employed by our various businesses. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the three months ended June 30, 2006, one investment banking customer accounted for 26% of our revenue. Additionally, we have been dependent on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

We may suffer losses through our investments in securities purchased in secondary market transactions or private placements.

Occasionally, our company, its officers and/or employees may make principal investments in securities through secondary market transactions or through direct investment in companies through private placements. In many cases, employees and officers with investment discretion on behalf of our company decide whether to invest in our company's account or their personal account. It is possible that gains from investing will accrue to these individuals because investments were made in their personal accounts, and our company will not realize gains because it did not make an investment. Conversely, it is possible that losses from investing will accrue to our company, while these individuals do not experience losses in their personal accounts because the individuals did not make investments in their personal accounts.

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

Our business is highly dependent on communications and information systems, including systems provided by our clearing brokers. Any failure or interruption of our systems, the systems of our clearing broker or third party trading systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results. In addition, our clearing brokers provide our principal disaster recovery system. We cannot assure you that we or our clearing brokers will not suffer any systems failure or interruption, including one caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that our or our clearing brokers' back-up procedures and capabilities in the event of any such failure or interruption will be adequate.

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

Any exercise of outstanding stock options and warrants will dilute then-existing stockholders' percentage of ownership of our common stock.

We have a significant number of outstanding stock options and warrants. During the six months ended June 30, 2006, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.05 to $7.00 per share, represent approximately 13% of our total outstanding stock on a fully diluted basis using the treasury stock method.

The exercise of the outstanding options and warrants would dilute the then-existing stockholders' percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on May 5, 2006. At the annual meeting, our stockholders voted on the matters shown in the table below. Each director was elected, and each proposal adopted, by the votes shown.

		Votes For	Votes Against	Votes Abstained

1.	Election of Directors:

	D. Jonathan Merriman	57,965,912	—	572,348

	Patrick H. Arbor	57,999,345	—	538,915

	Donald H. Sledge	57,331,789	—	1,206,471

	Ronald E. Spears	58,080,595	—	457,665

	Steven W. Town	58,031,089	—	507,171

	Raymond J. Minehan	58,068,422	—	469,838

	Dennis G. Schmal	58,023,312	—	514,948

	Anthony B. Helfer	58,079,595	—	458,665

	Scott Potter	58,087,212	—	451,048

2.	Approval of amendment of the amended Certificate of Incorporation to effect a reverse stock split at a ratio of 1-for-7.	53,276,180	3,925,040	86,840
3.	Approval of amendments to the Company’s 2003 Stock Option and Incentive Plan to increase by 1,500,000 the number of shares of Common Stock available for issuance pursuant to awards granted under the Stock Option and Incentive Plan and to extend the term of the Stock Option and Incentive Plan for an additional one-year period, until March 7, 2016.	22,619,032	7,375,112	336,274
4.	Approval of creation of the 2006 Director’s Stock Option and Incentive Plan with 840,000 shares of Common Stock available for issuance and a term of ten years.	20,918,983	9,185,456	226,979

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

August 8, 2006	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 8, 2006	By:	/s/ JOHN D. HIESTAND
John D. Hiestand Chief Financial Officer (Principal Financial Officer)