Form 10-Q
period 2006-09-30
MCF CORP
filed 2006-11-07
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

The number of shares of Registrant's common stock outstanding as of November 6, 2006 was 74,218,892.

Form 10-Q
For the Nine Months Ended September 30, 2006

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations For the Three Months and Nine Months Ended September 30, 2006 and 2005	2
Condensed Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2006 and 2005	4
Notes to Condensed Consolidated Financial Statements	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 4. Controls and Procedures	28
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 1A. Risk Factors	29
ITEM 6. Exhibits	36
Signatures
Certifications

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Commissions	$6,700,416	$6,943,963	$23,344,124	$20,265,658
Principal transactions	(1,148,313)	838,504	(1,480,963)	315,770
Investment banking	1,839,288	1,130,351	11,750,176	9,839,450
Other	242,010	200,382	873,424	456,595

Total revenue	7,633,401	9,113,200	34,486,761	30,877,473

Operating expenses:
Compensation and benefits	8,716,833	6,761,813	30,542,987	23,130,359
Brokerage and clearing fees	598,644	688,320	1,987,504	1,775,597
Professional services	576,060	502,093	1,884,345	1,248,923
Occupancy and equipment	436,769	426,109	1,268,917	1,159,307
Communications and technology	802,777	496,285	2,137,892	1,362,638
Depreciation and amortization	171,916	132,606	508,851	367,718
Travel and entertainment	623,587	427,274	2,005,242	1,211,686
Other	1,069,601	1,184,191	1,632,265	2,320,431

Total operating expenses	12,996,187	10,618,691	41,968,003	32,576,659

Operating loss	(5,362,786)	(1,505,491)	(7,481,242)	(1,699,186)
Interest income	118,840	115,316	370,684	305,407
Interest expense	134,895	(15,755)	(408,036)	(49,468)

Loss before income taxes	(5,109,051)	(1,405,930)	(7,518,594)	(1,443,247)
Income tax (expense) benefit	—	(86,814)	—	(127,408)

Net loss	$(5,109,051)	(1,492,744)	(7,518,594)	(1,570,655)

Earnings (loss) per share:
Basic	$(0.07)	$(0.02)	$(0.11)	$(0.02)
Diluted	$(0.07)	$(0.02)	$(0.11)	$(0.02)

Weighted average common shares outstanding:
Basic	71,063,452	66,905,944	69,346,704	66,226,377
Diluted	71,063,452	66,905,944	69,346,704	66,226,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$10,129,541	$11,138,923
Cash restricted for fund investment (Note 1)	6,300,944	—
Securities owned:
Marketable, at fair value	10,209,824	8,627,543
Not readily marketable, at estimated fair value	1,862,172	1,065,743
Restricted cash	628,181	627,606
Due from clearing broker	586,933	973,138
Accounts receivable, net	727,410	2,073,195
Equipment and fixtures, net	1,244,166	1,378,235
Intangible assets	418,800	394,456
Prepaid expenses and other assets	1,931,336	1,415,574
Total assets	$34,039,307	$27,694,413
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Accounts payable	$1,181,017	$901,138
Commissions and bonus payable	3,020,997	4,735,892
Accrued liabilities	2,078,518	2,201,499
Due to clearing and other brokers	19,268	118,798
Securities sold, not yet purchased	1,809,258	41,579
Capital lease obligation	608,272	883,993
Convertible notes payable and participation interest obligation, net	6,712,559	176,741
Notes payable	162,221	231,772
Total liabilities	15,592,110	9,291,412
Commitments and contingencies
Minority interest	2,188,050	—
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2006 and December 31, 2005; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2006 and December 31, 2005; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 74,212,747 and 71,467,118 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	7,421	7,147
Additional paid-in capital	113,952,794	111,725,167
Deferred compensation	—	(3,146,839)
Accumulated deficit	(97,701,068)	(90,182,474)
Total stockholders' equity	16,259,147	18,403,001
Total liabilities, minority interest and stockholders' equity	$34,039,307	$27,694,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,518,594)	$(1,570,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508,851	367,718
Share-based compensation	3,179,305	1,468,064
Tax benefits from employee stock options	—	(10,424)
Amortization of discounts on convertible notes payable	326,383	7,752
Amortization of debt issuance costs	26,783	—
Unrealized (gain) loss on securities owned	2,810,298	(363,187)
Other	13,055	(17,132)
Changes in operating assets and liabilities:
Securities owned	(3,421,329)	(1,902,458)
Restricted cash	(575)	(2,866)
Due from clearing broker	386,205	(446,910)
Accounts receivable	1,345,785	346,256
Prepaid expenses and other assets	(542,545)	196,781
Accounts payable	279,879	806,804
Commissions and bonus payable	(1,714,895)	(1,136,806)
Accrued liabilities	(122,981)	113,527
Due to clearing and other brokers	(99,530)	28,848

Net cash used in operating activities	(4,543,905)	(2,114,688)
Cash flows from investing activities:
Cash restricted for fund investment	(6,300,944)	—
Purchase of equipment and fixtures	(353,623)	(557,617)
Investment in Catalyst	(58,558)	(353,882)

Net cash used in investing activities	(6,713,125)	(911,499)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	301,799	116,682
Proceeds from the issuance of common stock	603,070	591,651
Proceeds from the issuance of note payable ($6,112,171) and stock warrant ($1,387,829)	7,500,000	—
Minority interest in fund	2,188,050	—
Debt service principal payments	(345,271)	(201,631)

Net cash provided by financing activities	10,247,648	506,702

Decrease in cash and cash equivalents	(1,009,382)	(2,519,485)
Cash and cash equivalents at beginning of period	11,138,923	17,459,113

Cash and cash equivalents at end of period	$10,129,541	$14,939,628

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$55,624	$66,410
Income taxes	$18,800	$68,161
Non-cash investing and financing activities:
Reclassification of deferred compensation	$3,146,839	$—
Issuance of non-vested stock	$—	$1,945,973
Issuance of stock options accounted for at intrinsic value	$—	$12,000
Acquisition of Catalyst	$—	$74,940
Issuance of common stock to Ascend	$—	$500,000

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

In May 2006, the stockholders of the Company voted to approve the amendment to the Amended Certificate of Incorporation to effect a reverse stock split at a ratio of 1-for-7, which is authorized to be implemented within the next two years.

Cash Restricted for Fund Investment

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC. The Company invested $7.5 million into the fund as a limited partner. Accordingly, the Company has consolidated all of the assets and liabilities of the fund, including $6,301,000 of cash and cash equivalents, because the Company has effective control of the fund that results from the large initial percentage interest in the limited partnership. The Company will deconsolidate the assets and liabilities of the fund, including the cash and cash equivalents of the fund, if and when effective control of the fund transfers to other investors in the future. If the Company did not have effective control of the fund as of September 30, 2006, these assets, liabilities and minority interest, including the $6,301,000 of cash and cash equivalents would not have been included in the Company's consolidated statements of financial condition. Instead, the Company would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC which is subject to a one year lock-up provision which makes this investment illiquid for one year.

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $3,179,000, which includes $211,000 of share-based compensation issued in connection with the acquisition of Catalyst (see Note 4).

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $1,468,000 for the nine months ended September 30, 2005 was solely related to non-vested stock awards and stock options granted with intrinsic value that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company's consolidated statements of operations because the exercise price of nearly all of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company's consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company's consolidated statement of operations for the nine months ended September 30, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year consolidated financial statement presentation. Such reclassification had no impact on net loss or stockholders' equity.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. Interpretation No. 48 requires that the tax effects of a position be recognized only if it is “more-likely- than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt Interpretation No. 48 on January 1, 2007 and is currently assessing the potential impact on our financial statements.

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The $7,500,000 raised in the transaction described above is accounted for under generally accepted accounting principles, primarily APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. The Company has accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant.  The $7,500,000 has been allocated to the derivative using its fair value with the balance allocated to the debt and the stock warrant based on their relative fair value as determined by management. During the third quarter of 2006, the Company obtained an appraisal from a third party to support the fair market values used to allocate the proceeds. Management’s initial estimates were adjusted to the appraisal amounts. This true-up resulted in a credit to interest expense during the third quarter in the amount of $304,000.

The fair value of the stock warrant of $1,291,000 has been recorded as a discount to the convertible debenture and an increase to additional paid-in capital. The fair value of the participation interest obligation of $2,276,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  The discount to the convertible debenture of $3,567,000 is amortized to interest expense using the level yield method over the term of the debenture. As of September 30, 2006, the implicit rate on the convertible debt is 13.8%.  The participation interest obligation is carried in the statements of financial condition at fair value and the Company will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense.

3. Share-Based Compensation Expense

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors' Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company's common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of September 30, 2006 and December 31, 2005 there were no shares subject to repurchase.

As of September 30, 2006, there were 34,940,000 shares authorized for issuance under the Option Plans, and 4,290,000 shares authorized for issuance outside of the Option Plans. As of September 30, 2006, 2,683,000 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months and nine months ended September 30, 2006 was $363,000 and $1,004,000, respectively.

The following table is a summary of the Company's stock option activity for the nine months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2005	23,270,046	$0.89
Granted	2,467,000	0.93
Exercised	(368,690)	(0.30)
Canceled	(471,507)	(1.67)
Balance as of September 30, 2006	24,896,849	$0.89
Exercisable as of September 30, 2006	20,067,063	$0.86

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $295,000.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table summarizes information with respect to stock options outstanding at September 30, 2006:

	Options Outstanding at September 30, 2006				Vested Options at September 30, 2006
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.05 — $0.50	14,564,208	6.36	$0.42	4,354,698	14,232,846	$0.42	4,222,885
$0.51 — $1.00	3,342,020	7.46	$0.65	232,939	1,890,539	0.56	299,083
$1.01 — $2.00	4,920,968	8.44	$1.27	—	1,874,025	1.38	—
$2.01 — $4.00	1,794,653	4.10	$3.15	—	1,794,653	3.15	—
$4.01 — $7.00	275,000	3.41	$7.00	—	275,000	7.00	—
	24,896,849	6.72	$0.89	4,587,637	20,067,063	$0.86	4,521,968

As of September 30, 2006, total unrecognized compensation expense related to unvested stock options was $3,014,000. This amount is expected to be recognized as expense over a weighted-average period of 1.4 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months ended September 30, 2006 and 2005 was $463,000 and $298,000, respectively. Compensation expense for non-vested stock during the nine months ended September 30, 2006 and 2005 was $1,481,000 and $1,411,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the nine months ended September 30, 2006:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at September 30, 2006
Balance as of December 31, 2005	4,069,878	$1.12
Granted	560,000	1.12
Vested	(2,132,074)	(0.74)
Canceled	(187,711)	(1.47)
Balance as of September 30, 2006	2,310,093	$1.44	$3,326,534

The total intrinsic value of non-vested stock which vested during the nine months ended September 30, 2006 was $1,578,000.

As of September 30, 2006, total unrecognized compensation expense related to non-vested stock was $1,970,000. This expense is expected to be recognized over a weighted-average period of 1.04 years.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2002 Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of September 30, 2006, 2,550,124 shares have been authorized by the stockholders of the Company for issuance under the ESPP, of which 2,236,115 have been issued. Compensation expense for ESPP during the three months and nine months ended September 30, 2006 was $301,000 and $483,000, respectively.

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

As of September 30, 2006, unrecognized compensation expense related to the ESPP was $228,000. This amount is expected to be recognized as expense over a weighted-average period of 1.02 years.

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

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $1,468,000 for the nine months ended September 30, 2005 was solely related to share-based awards resulting from stock options granted with intrinsic value and non-vested stock awards that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company's consolidated statements of operations because the exercise price of nearly all of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

If the Company had recognized compensation expense over the relevant service period under the fair value method consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” with respect to stock options granted for the three months and nine months ended September 30, 2005, net income would have changed, resulting in pro forma net income and pro forma net income per share as presented below:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,492,744)	$(1,570,655)
Add: Stock-based employee compensation expense included in the reported net loss	18,203	56,609
Less: Stock-based employee compensation expense determined under fair value method for all awards	(523,094)	(1,336,476)

Pro forma net loss	$(1,997,635)	$(2,850,522)

Net loss per share, as reported:
Basic	$(0.02)	$(0.02)

Diluted	$(0.02)	$(0.02)

Net loss per share, pro forma:
Basic	$(0.03)	$(0.04)

Diluted	$(0.03)	$(0.04)

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The pro forma share based compensation expense for the nine months ended September 30, 2005 has increased by $208,000 since it was initially disclosed in the Quarterly Report on Form 10-Q for the third quarter of 2005. The increase primarily relates to the accounting for the contingent shares issuable to the Catalyst Shareholder that is subject to performance conditions (see Note 4). The Company determined in 2005 that the issuance of the common stock over the service period is probable and should have disclosed $23,000 per month as pro forma expense from March to December 2005.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the first nine months of 2006 and 2005 was $1.12 and $1.51 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

The weighted average fair value of each stock option granted for the nine months ended September 30, 2006 and 2005 was $0.53 and $0.80, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the nine months ended September 30, 2006 and 2005:

	Nine months Ended September 30,
	2006	2005
Expected volatility	82.71%	94.76%
Expected life (years)	4.50	3.62
Risk-free interest rate	4.79%	3.71%
Expected dividend yield	0%	0%

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

As share-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company's historical experience.

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

With the adoption of SFAS 123(R) in January 2006, the Company is treating the 555,195 common shares as a non-vested stock grant that vests over three years, subject to performance conditions. The Company has determined that the issuance of the common stock over the service period is probable and will record an expense of $23,000 per month over the three year service period. During the nine months ended September 30, 2006, the Company recorded a charge to compensation and benefits expense in the amount of $211,000. At the first anniversary date in February 2006, the Company issued 185,065 shares of common stock from escrow and paid $59,000 to the Catalyst Shareholder for additional consideration that resulted from growth in the Catalyst revenue. The additional consideration was recorded as an increase in the intangible assets acquired.

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

6. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss available to common stockholders - basic	$(5,109,051)	$(1,492,744)	$(7,518,594)	$(1,570,655)
Net loss available to common stockholders - diluted	$(5,109,051)	$(1,492,744)	$(7,518,594)	$(1,570,655)
Weighted-average number of common shares - basic	71,063,452	66,905,944	69,346,704	66,226,377
Weighted-average number of common shares - diluted	71,063,452	66,905,944	69,346,704	66,226,377
Basic net loss per common share	$(0.07)	$(0.02)	$(0.11)	$(0.02)
Diluted net loss per common share	$(0.07)	$(0.02)	$(0.11)	$(0.02)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months and nine months ended September 30, 2006 and 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months and nine months ended September 30, 2006 and 2005, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	10,633,748	9,983,740	9,347,292	8,123,311

Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	10,980,771	16,142,510	14,126,041	17,655,135

Weighted average shares issuable upon conversion of the convertible notes payable	6,319,149	1,000,000	5,052,685	1,000,000

Weighted average shares contingently issuable	370,130	1,470,974	562,238	846,876

Total common stock equivalents excluded from diluted net loss per share	28,303,798	28,597,224	29,088,256	27,625,322

7. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $5,586,000, which exceeded the amount required by $4,282,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

8. Minority Interest

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC, a wholly owned subsidiary of the Company. The Company invested the proceeds from the $7.5 million private placement of secured convertible debenture and stock warrant into the fund as a limited partner. As of September 30, 2006, the Company's limited partnership interest represented 78% of the fund. Accordingly, the Company has consolidated all of the assets and liabilities of the fund because the Company has effective control of the fund that resulted from the large initial percentage interest in the limited partnership. The Company will deconsolidate the assets and liabilities of the fund and carry the limited partnership interest at fair value if and when effective control of the fund transfers to other investors in the future. This should occur when the Company's limited partnership interest represents less than 50% of the fund. The Company has recorded the minority interest on the consolidated statements of financial position as of September 30, 2006 which reflects the minority investors' interest in the fund's assets and liabilities.

By consolidating the assets and liabilities of the fund as of September 30, 2006, the Company recorded in the consolidated statements of financial condition $6,301,000 of cash and cash equivalents, $4,211,000 of marketable securities owned, $783,000 of non-marketable securities owned, $7,000 of due from clearing broker, $80,000 in prepaid and other assets, $53,000 in accrued liabilities, $1,460,000 in securities sold, not yet purchased and $2,188,000 in minority interest. If the Company did not have effective control of the fund as of September 30, 2006, these assets, liabilities and minority interest, including the $6,301,000 of cash and cash equivalents would not have been included in the Company's consolidated statements of financial condition. Instead, the Company would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC in the amount of $7,677,000. The investment in the fund includes a one year lock-up provision which makes this investment illiquid for one year.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

9. Segment Reporting

The Company considers the capital markets, asset management, wealth management and corporate support operations to be four separately reportable segments. The capital markets segment includes the Company's investment banking and institutional brokerage operations. Asset management includes the Company's fee based asset management operations. The Company's asset management segment was initiated in March 2006 with the launching of the first proprietary fund managed by MCF Asset Management, LLC. Accordingly, there is no comparable 2005 financial information for this segment. Wealth management includes the Company's fee based financial planning and investment management operations. The Company's wealth management segment was initiated subsequent to completing the acquisition of Catalyst in February 2005. The corporate support segment includes overhead costs that are not directly allocated to the other operating segments. The accounting policies of these segments are the same as those described in Note 1. There are no significant revenue transactions between the segments. The Company's revenue from foreign operations was deminimus during the nine months ended September 30, 2006 and 2005.

The following table presents the financial information for the Company's segments for the three months ended September 30, 2006 and 2005.

	Capital Markets	Asset Management	Wealth Management	Corporate Support	Consolidated Totals
2006
Total revenue	$7,428,739	$(2,249)	$206,911	$—	$7,633,401
Compensation and benefits	6,306,576	155,133	182,615	2,072,509	8,716,833
Non-compensation related expenses	2,568,769	78,904	95,858	1,535,823	4,279,354
Operating income (loss)	$(1,446,606)	$(236,286)	$(71,562)	$(3,608,332)	$(5,362,786)
2005
Total revenue	$8,913,875	$—	$196,328	$2,997	$9,113,200
Compensation and benefits	5,652,172	31,352	121,734	956,555	6,761,813
Total expense	2,418,479	3,688	64,634	1,370,077	3,856,878
Pre-tax income (loss)	$843,224	$(35,040)	$9,960	$(2,323,635)	$(1,505,491)

The following table presents the financial information for the Company's segments for the nine months ended September 30, 2006 and 2005.

	Capital Markets	Asset Management	Wealth Management	Corporate Support	Consolidated Totals
2006
Total revenue	$33,673,654	$178,004	$635,103	$—	$34,486,761
Compensation and benefits	23,624,002	373,532	555,677	5,989,776	30,542,987
Non-compensation related expenses	7,142,673	194,690	261,234	3,826,419	11,425,016
Operating income (loss)	$2,906,979	$(390,218)	$(181,808)	$(9,816,195)	$(7,481,242)
2005
Total revenue	$30,425,226	$—	$449,250	$2,997	$30,877,473
Compensation and benefits	18,887,514	33,048	296,222	3,913,575	23,130,359
Total expense	5,584,268	4,527	140,851	3,716,654	9,446,300
Pre-tax income (loss)	$5,953,444	$(37,575)	$12,177	$(7,627,232)	$(1,699,186)

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

11. Subsequent Events

On November 6, 2006, the Company signed a definitive agreement to acquire MedPanel, Inc., a privately-held company based in Cambridge, Massachusetts. MedPanel, Inc. is an online medical market intelligence firm that serves life sciences companies and health care investors through its proprietary methodologies and vast network of leading physicians, medical researchers, allied health professionals and other important healthcare constituencies. Under the terms of the merger agreement, the Company will pay $6.5 million in common stock for MedPanel, Inc. Additionally, the selling stockholders will be entitled to additional consideration on the third anniversary from the closing which is based upon MedPanel achieving specific revenue and profitability milestones. The payment of the incentive consideration will be 50% in cash and 50% in the Company’s common stock and may not exceed $11,455,000. The Company will register the $6.5 million of common stock for resale with the Securities and Exchange Commission prior to the closing of the transaction. The consummation of the acquisition is subject to the effectiveness of the registration statement with the Securities and Exchange Commission.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 24 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

MCF Wealth Management, LLC

Through MCF Wealth Management LLC, we provide a tailored, integrated offering of personal financial services to help corporate executives and high-net-worth clients achieve their financial goals through our fee-based investment advisory firms, such as Catalyst Financial Planning and Investment Management. Catalyst was the first registered investment advisor to be acquired by MCF Wealth Management in 2005. Today, Catalyst counsels more than 60 clients and manages over $151 million in assets. MCF Wealth Management, LLC continues to evaluate acquisitions of existing wealth management businesses, as well as organically grow assets under management through client referrals and Merriman Curhan Ford & Co.'s client base.

Business Environment

Stocks and bonds performed well in the third quarter, buoyed by the Federal Reserve Board's decision to hold interest rates steady, falling crude oil prices and favorable readings in some key inflation measures. Weaker-than-expected employment reports, together with data showing a slowing housing market and moderating core inflation readings persuaded the Federal Reserve Board to pause in its credit-tightening campaign.

The blue-chip Dow Jones Industrial AverageSM posted a return of 4.74%, briefly climbing above its all-time closing high in the final days of the quarter. However, the Russell 2000 ® Index just managed to finish the quarter in positive territory with a 0.44% return while the Russell 2000® Growth Index declined by 1.75% during the quarter. Large-cap value stocks led the market higher, indicating investors' willingness to buy but also highlighting their desire to minimize risk. Average daily trading volume on the Nasdaq increased 13% in the third quarter of 2006, compared to the third quarter of 2005. During the third quarter of 2006, total small-cap follow-on equity issuance volumes decreased by 47% and small-cap initial public offering volumes decreased by 51% as compared to the third quarter of 2005.

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

Executive Overview

Revenue recognized in the third quarter 2006 was $7,633,000, 16% lower than the third quarter of 2005. Commisions revenue decreased by 4% while investment banking revenue increased by 63% during the third quarter of 2006 as compared to the third quarter of 2005. Our net loss for the three months ended September 30, 2006 was $5,109,000, or $0.07 per share which was higher than our net loss of $1,493,000, or $0.02 per share, for the three months ended September 30, 2005. The increase in third quarter net loss by $3,616,000 from 2005 to 2006 included a $1,987,000 swing from a $839,000 net gain in principal transactions revenue in 2005 to a $1,148,000 net loss in 2006, and higher compensation and benefits expense due in part to the $881,000 increase in non-cash expensing of stock options in connection with our adoption of SFAS 123(R). The 2006 losses classified as principal transaction revenue resulted primarily from unrealized declines in the mark-to-fair market value of positions in our proprietary trading account. Additonally, we held our third annual Investor Summit conference in September 2006. The expenses associated with this annual conference were recognized in the third quarter 2006.

Results of Operations

The following table sets forth a summary of financial highlights for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenue:
Commissions	$6,700,416	$6,943,963	$23,344,124	$20,265,658
Principal transactions	(1,148,313)	838,504	(1,480,963)	315,770
Investment banking	1,839,288	1,130,351	11,750,176	9,839,450
Other	242,010	200,382	873,424	456,595

Total revenue	7,633,401	9,113,200	34,486,761	30,877,473

Operating expenses:
Compensation and benefits	8,716,833	6,761,813	30,542,987	23,130,359
Brokerage and clearing fees	598,644	688,320	1,987,504	1,775,597
Professional services	576,060	502,093	1,884,345	1,248,923
Occupancy and equipment	436,769	426,109	1,268,917	1,159,307
Communications and technology	802,777	496,285	2,137,892	1,362,638
Depreciation and amortization	171,916	132,606	508,851	367,718
Travel and entertainment	623,587	427,274	2,005,242	1,211,686
Other	1,069,601	1,184,191	1,632,265	2,320,431

Total operating expenses	12,996,187	10,618,691	41,968,003	32,576,659

Operating loss	(5,362,786)	(1,505,491)	(7,481,242)	(1,699,186)
Interest income	118,840	115,316	370,684	305,407
Interest expense	134,895	(15,755)	(408,036)	(49,468)

Loss before income taxes	(5,109,051)	(1,405,930)	(7,518,594)	(1,443,247)
Income tax (expense) benefit	—	(86,814)	—	(127,408)

Net loss	$(5,109,051)	(1,492,744)	(7,518,594)	(1,570,655)

Supplemental non-GAAP financial measure:
Operating loss	(5,362,786)	(1,505,491)	(7,481,242)	(1,699,186)
Adjustments:
Depreciation and amortization	171,916	132,606	508,851	367,718
Share-based payments	1,197,256	316,536	3,179,305	1,468,065
Adjusted operating income (loss)	(3,993,614)	(1,056,349)	(3,793,086)	136,597

Revenue during the third quarter of 2006 decreased $1,480,000 or 16%, from the third quarter of 2005. Commissions revenue declined by 4% while investment banking grew by 63% during the third quarter of 2006 as compared to the third quarter of 2005. Proprietary trading swung from a $839,000 net gain during the third quarter 2005 to a $1,148,000 net loss during the third quarter of 2006 which significantly adversely impacted both revenue and profitability by such amount during 2006. We incurred a net loss of $5,109,000 during the three months ended September 30, 2006 as compared to net loss of $1,493,000 for the similar period in 2005. Our adjusted operating loss was $3,994,000 for the third quarter of 2006 which represents an increase from our adjusted operating loss of $1,056,000 for the third quarter of 2005.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Commissions	$6,700,416	$6,943,963	$23,344,124	$20,265,658

Principal transactions:
Customer principal transactions, proprietary trading and market making	(1,224,828)	1,037,478	(1,352,561)	271,230

Investment portfolio	76,515	(198,974)	(128,402)	44,540
Total principal transactions revenue	$(1,148,313)	$838,504	$(1,480,963)	$315,770

Transaction Volumes:

Number of shares traded	193,667,000	293,312,000	701,399,000	757,226,000
Number of active clients	362	426	510	559

Commissions revenue amounted to $6,700,000 or 88% of our revenue during the third quarter of 2006, representing a 4% decrease from commissions recognized during the third quarter of 2005. The decline in commissions revenue was mainly attributable to a decrease in our average daily trading volume in equity securities, partially offset by an increase in average commissions per share. As of September 30, 2006, companies covered by our research analysts have grown to 196 with plans to exceed 200 by the end of the year. During the third quarter of 2006 and 2005, no single brokerage customer accounted for more than 10% of our revenue.

Principal transactions reduced revenue by $1,148,000 during the third quarter 2006 and increased revenue by $839,000 during the third quarter 2005. Principal transaction revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day.

During the third quarter of 2006, we incurred $1,287,000 in net losses resulting primarily from a decline in the mark-to-fair market value of positions in our proprietary trading account. These losses were partially offset by revenue from principal trades for customers.

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

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Capital raising	$1,194,288	$784,911	$10,429,291	$9,288,885
Financial advisory	645,000	345,440	1,320,885	550,565
Total investment banking revenue	$1,839,288	$1,130,351	$11,750,176	$9,839,450

Transaction Volumes:
Public offerings:
Capital underwriting participation	$—	$42,100,000	$104,151,000	$183,325,000
Number of transactions	—	2	10	5
Private placements:
Capital raised	$19,385,000	$3,000,000	$108,385,000	$220,419,000
Number of transactions	4	1	8	10

Our investment banking revenue amounted to $1,839,000, or 24% of our revenue during the third quarter of 2006, representing a 63% increase compared to $1,130,000 recognized during the third quarter of 2005. Our investment banking revenue moderated significantly from the second quarter 2006 due in part to a slow down in small-cap equity issuances during July and August. Additionally, we had closed our largest sole managed private placement transaction during the second quarter of 2006. During the three months ended September 30, 2006 and 2005, no single investment banking customer accounted for more than 10% of our revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Incentive compensation and discretionary bonuses	$4,171,208	$3,308,472	$17,431,415	$12,702,930
Salaries and wages	2,560,090	2,522,864	7,220,425	6,810,614
Stock-based compensation	1,197,256	316,536	3,179,305	1,468,065
Payroll taxes, benefits and other	788,279	613,941	2,711,842	2,148,750
Total compensation and benefits	$8,716,833	$6,761,813	$30,542,987	$23,130,359
Total compensation and benefits as a percentage of revenue	114%	74%	89%	75%
Cash compensation and benefits as a percentage of revenue	99%	71%	79%	70%

The amount of compensation and benefits expense that we incur during a given period is largely dependent upon the level of revenue recognized during that period, since most of our employees are paid based on a percentage of the revenue attributed to their efforts. The increase in compensation and benefits expense of $1,955,000, or 29%, from the third quarter of 2005 to the third quarter of 2006 was due primarily to higher non-cash stock-based compensation expense and incentive compensation. Cash compensation as a percentage of revenue was 99% during the three months ended September 30, 2006 which was higher than the 71% recorded during the three months ended September 30, 2005. Cash compensation as a percentage of revenue would have been 84% during the third quarter of 2006 if we had not incurred the proprietary trading losses of $1,287,000. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Our headcount has increased from 148 at September 30, 2005 to 170 at September 30, 2006. During the third quarter 2006 and 2005, one sales professional accounted for 12% and 15% of our revenue, respectively.

The nine months ended September 30, 2006 represents our first fiscal period following adoption of SFAS 123(R), “Share-Based Payment,” which requires that we recognize compensation expense on our consolidated statement of operations for all share-based awards made to employees and directors based on estimated fair values. We have adopted SFAS 123(R) using the modified prospective application transition method, and accordingly have not restated financial statements for prior periods to include the impact of SFAS 123(R). To determine the valuation of share-based awards under SFAS 123(R), we continue to use the Black-Scholes option pricing model that we utilized to determine our pro forma share-based compensation in prior periods. Share-based compensation was $1,197,000 during the three months ended September 30, 2006, which included $70,000 from the issuance of common stock as contingent consideration to the Catalyst Shareholder. Additional information regarding our adoption of SFAS 123(R) during the nine months ended September 30, 2006 is set forth in the notes to the financial statements above and in “Critical Accounting Policies and Estimates” below.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $90,000, or 13%, during the third quarter of 2006 as compared to the third quarter of 2005. This decrease reflected the savings from changing to a new clearing broker that was completed in June 2006. Brokerage and clearing fees increased by $212,000, or 12% during the nine months ended September 30, 2006 as compared to the similar period in 2005. This increase was in line with the growth in our commissions revenue and market making activity.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $74,000 or 15%, from the third quarter of 2005 to the third quarter of 2006 was primarily attributed to attorney fees associated with business development activities and other legal matters. The increase of $635,000 or 51%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 was primarily attributed to the expensing of legal fees during the second quarter which we previously deferred resulting from investment banking transactions that have not closed. We defer expenses, including legal fees, related to securities offerings in which we act as underwriter until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed..

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $11,000, or 3%, from the third quarter of 2005 to the third quarter of 2006 and the increase of 110,000, or 9%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 resulted mostly from facility maintenance and related services.

Communications and technology expense includes voice, data and Internet service fees, and data processing costs. While variable in nature, these tend to be more correlated to headcount than revenue. The increase of $306,000, or 62%, from the third quarter of 2005 to the third quarter of 2006 and the increase of $775,000, or 57%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 was due to network connections and market data service fees incurred in our sales, trading and research operations. The higher costs are the result of increased headcount and the expansion of our offices.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $39,000, or 30%, from the third quarter of 2005 to the third quarter of 2006 and the increase of $141,000, or 38%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 was due to increased capital expenditures during 2005, including leasehold improvements, to facilitate our growth and expansion.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $196,000, or 46%, from the third quarter of 2005 to the third quarter of 2006 and the increase of $794,000, or 66%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 was due mostly to increased investment banking business development and capital markets activity, as well as expensing of travel expenses during the second quarter which we had previously deferred resulting from investment banking transactions that have not closed. We defer expenses, including travel and entertainment costs, related to securities offerings in which we act as underwriter until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed.

Other operating expense includes professional liability and property insurance, printing and copying, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of approximately $115,000, or 10%, from the third quarter of 2005 to the third quarter of 2006 was due to a legal claim incurred in 2005 that did not occur in 2006.The decrease of $688,000, or 30%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 also included the recovery of the $500,000 note receivable from Ascend Services, Ltd. that we had previously written off through bad debt expense in 2005.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The increase of $4,000, or 3%, from the third quarter of 2005 to the third quarter of 2006 and the increase of $65,000, or 21%, during the nine months ended September 30, 2006 as compared to the similar period in 2005 was due to higher average earning assets and higher average interest rates during these periods.

Interest Expense

Interest expense primarily represents interest related to the convertible debenture issued in March 2006, as well as interest for our various capital leases used to finance purchase of furniture and fixtures. Interest expense for the nine months ended September 30, 2006 was $408,000 which included $319,000 for the convertible debenture issued in March 2006. During the third quarter of 2006, we revised interest expense for the convertible debenture using a fixed implicit rate of 13.8%. This resulted in a true-up adjustment in the amount of $304,000 for interest that was expensed during the six months ended June 30, 2006 that resulted in a negative interest expense of $135,000 during the third quarter of 2006.

The amount of interest payable in cash to MidSummer Investments, Inc. each year is based on the return on our $7,500,000 investment managed by MCF Asset Management, LLC for each calendar year. The return on our investment during the nine months ended September 30, 2006 was $174,000. The amount of interest that would be payable to Midsummer based on this return is $131,000.

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

We have accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant. The $7,500,000 has been allocated to the derivative using its fair value with the balance allocated to the debt and the stock warrants based on their relative fair value as determined by management.  During the third quarter of 2006, we obtained an appraisal from a third party to support the fair market values used to allocate the proceeds. Our initial estimates were adjusted to the appraisal amounts. This true-up resulted in a credit to interest expense during the third quarter in the amount of $304,000.

The fair value of the stock warrant of $1,291,000 has been recorded as a discount to the convertible debenture and an increase to additional paid-in capital. The fair value of the participation interest obligation of $2,276,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  The discount to the convertible debenture of $3,567,000 is amortized to interest expense using the level yield method over the term of the debenture. As of September 30, 2006, the implicit rate on the convertible debt is 13.8%.  The participation interest obligation is carried in the statements of financial condition at fair value and the Company will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense.

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

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the nine months ended September 30, 2006 and 2005. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Minority Interest

In March 2006, the Company launched its first proprietary hedge fund managed by MCF Asset Management, LLC, our wholly owned subsidiary. We invested the proceeds from the $7,500,000 private placement of secured convertible debenture and stock warrant into the fund as a limited partner. As of September 30, 2006, our limited partnership interest represented 78% of the fund. Accordingly, we have consolidated all of the assets and liabilities of the fund because we have effective control of the fund that results from the large initial percentage interest in the limited partnership. We will deconsolidate the assets and liabilities of the fund and carry the limited partnership interest at fair value if and when effective control of the fund transfers to other investors in the future. This should occur when our limited partnership interest represents less than 50% of the fund. We have recorded the minority interest on the consolidated statements of financial position as of September 30, 2006 which reflects the minority investors' interest in the fund's assets and liabilities.

By consolidating the assets and liabilities of the fund as of September 30, 2006, we recorded in the consolidated statements of financial condition $6,301,000 of cash and cash equivalents, $4,211,000 of marketable securities owned, $783,000 of non-marketable securities owned, $7,000 of due from clearing broker, $80,000 in prepaid and other assets, $53,000 in accrued liabilities, $1,460,000 in securities sold, not yet purchased and $2,188,000 in minority interest. If we did not have effective control of the fund as of September 30, 2006, these assets, liabilities and minority interest, including the $6,301,000 of cash and cash equivalents would not have been included in our consolidated statements of financial condition. Instead, we would have recorded an asset representing an investment in the fund managed by MCF Asset Management, LLC in the amount of $7,677,000. The investment in the fund includes a one year lock-up provision which makes this investment illiquid for one year.

Commitments

The following is a table summarizing our significant commitments as of September 30, 2006, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2006	$26,694	$518,779	$106,784
2007	106,775	1,838,616	349,129
2008	243,990	1,206,478	197,044
2009	—	832,568	—
2010	7,500,000	869,731	—
Thereafter	—	709,898	—
Total commitments	$7,877,459	$5,976,070	$652,957

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the nine months ended September 30, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Valuation of Derivative Embedded in Convertible Debenture

In March 2006, we completed a $7.5 million private placement of a variable rate secured convertible debenture with a detachable stock warrant. The debenture bears interest at a variable rate based on the annual investment performance of the investment in the proprietary funds managed by MCF Asset Management, LLC. We have accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant.  The convertible debenture is carried on the statements of financial condition net of a $1,291,000 discount for the stock warrant.  The participation interest obligation of $2,276,000 is also treated as a discount to the convertible debenture and is based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  As of September 30, 2006, the implicit rate on the convertible debt is 13.8%.  The participation interest obligation is carried in the statements of financial condition at fair value and we will reassess fair value of the participation interest obligation at the end of each reporting period with adjustments recorded to interest expense. Changes in the forecast of future cash flows to be paid to the lender can materially affect the estimated fair value of the participation interest obligation which can materially affect the amount of interest expense recorded in a period. During the third quarter of 2006, we obtained an appraisal from a third party to support the fair market values used to allocate the proceeds. Our initial estimates were adjusted to the appraisal amounts. This true-up resulted in a credit to interest expense during the third quarter in the amount of $304,000.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2006 and 2005 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of September 30, 2006 liquid assets consisted primarily of cash and cash equivalents and marketable securities. Excluding the assets of the proprietary fund managed by MCF Asset Management, LLC that is being consolidated for financial statement purposes until we no longer exercise effective control over the fund, liquid assets of amounted to $16,129,000 as of September 30, 2006. This consisted of $10,130,000 in cash and cash equivalents and $5,999,000 in marketable securities.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $5,586,000, which exceeded the amount required by $4,282,000.

Cash and cash equivalents decreased by $1,009,000 during the nine months ended September 30, 2006. Cash used in our operating activities was $4,544,000 which primarily represents the increase in marketable securities owned, payment of employee bonuses earned in 2005, and net loss for the period adjusted for non-cash expenses including share-based payments.

Our adjusted operating income (loss) was $3,793,000 for the first nine months of 2006. Adjusted operating income (loss) is considered a non-GAAP financial measure as defined by Regulation G promulgated by the SEC pursuant to the Securities Act of 1933, as amended. We consider adjusted operating income (loss) an important measure of our ability to generate cash flows to service debt, fund capital expenditures and fund other corporate investing and financing activities. Adjusted operating income (loss) eliminates the non-cash effect of tangible asset depreciation and amortization of intangible assets and stock-based compensation. A reconciliation of adjusted operating income (loss) is provided on page 18 of this Quarterly Report.

Cash used in investing activities amounted to $6,713,000 which consisted of the investment in proprietary fund managed by MCF Asset Management, LLC, purchases of equipment and fixtures and the contingent payment to the Catalyst Shareholder. Cash proceeds from our financing activities was $10,248,000 which included the proceeds from the $7,500,000 convertible debenture, the minority interest in the fund and proceeds related to issuance of common stock in connection with our employee stock purchase plan and stock option and warrant exercises.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2006.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

During the second quarter of 2006, the Company engaged Pershing, LLC as clearing broker for Merriman Curhan Ford & Co. and began using their institutional securities processing applications. Additionally, Merriman Curhan Ford & Co. implemented a new securities order management system that is being licensed from Fidessa. The implementation of these new trading systems did not materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act).

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

Thomas O'Shea v. Merriman Curhan Ford & Co.

In June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Mr. O'Shea. Mr. O'Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O'Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O'Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the early pleading stage. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cashflows.

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

During the nine months ended September 30, 2006, one sales professional accounted for 12% of our revenue. We have a number of revenue producers employed by our various businesses. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During the nine months ended September 30, 2006, one investment banking customer accounted for 11% of our revenue. Additionally, we have been dependent on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 24% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding stock options and warrants will dilute then-existing stockholders' percentage of ownership of our common stock.

We have a significant number of outstanding stock options and warrants. During the nine months ended September 30, 2006, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.05 to $7.00 per share, represent approximately 12% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

MCF CORPORATION

November 7, 2006	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 7, 2006	By:	/s/ JOHN D. HIESTAND
John D. Hiestand Chief Financial Officer (Principal Financial Officer)