Form 10-K
period 2006-12-31
MCF CORP
filed 2007-02-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

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

The aggregate market value of the 9,694,647 shares of common stock of the Registrant issued and outstanding as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 841,827 shares of common stock held by affiliates of the Registrant was $69,898,405. This amount is based on the closing price of the common stock on the American Stock Exchange of $7.21 per share on June 30, 2006.

The number of shares of Registrant’s common stock outstanding as of February 13, 2007 was 10,591,309.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2007 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

ITEM 1. BUSINESS

Overview

We are a financial services holding company that provides investment banking, equity research, institutional brokerage and asset management through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. We focus on providing a full range of specialized and integrated services to institutional investors and corporate clients.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast growing corporate clients.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of December 31, 2006, assets under management across our three fund products were nearly $30 million.

We acquired Catalyst Financial Planning & Investment Management, Inc. in February 2005. Catalyst, a Registered Investment Advisor, provides investment advice to clients that have invested approximately $130 million of assets. In January 2007, we sold Catalyst in order to focus on other recurring-revenue businesses, such as primary research and asset management, which we believe are faster growing and more profitable opportunities.

In November 2006, we signed a definitive agreement to acquire MedPanel, Inc., a privately-held company based in Cambridge, Massachusetts. Upon the closing of this acquisition, we will begin offering primary research services to top biotechnology, pharmaceutical, medical device, and financial services companies. Clients will pay subscription fees directly to MedPanel for access to its online research platform, providing clients with greater strategic direction for investment decisions, product development, and marketing.

We are headquartered in San Francisco, with additional offices in New York City, Newport Beach and Portland, Oregon. As of December 31, 2006, we had 166 employees. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and the Securities Investors Protection Corporation. MCF Asset Management, LLC is registered with the Securities and Exchange Commission.

Principal Services

We have three business segments: the investment bank and securities broker-dealer, asset management and wealth management. Our investment bank and broker-dealer provides three service offerings: investment banking, brokerage and equity research. Our asset management segment manages investment products for investors. We sold our wealth management subsidiary, Catalyst Financial Planning & Investment Management Corporation, or Catalyst, in January 2007. The results from this segment have been treated as discontinued operations. We will add primary research as an additional business segment upon the closing of the MedPanel, Inc. acquisition.

Investment Banking

Our investment bankers provide a full range of corporate finance and strategic advisory services. Our corporate finance practice is comprised of industry coverage investment bankers that are focused on raising capital for fast growing companies in selected industry sectors. Our strategic advisory practice tailors solutions to meet the specific needs of our clients at various points in their growth cycle. Over the last three years, we have focused on growing our investment banking business through the hiring of increasingly senior investment bankers and support professionals. As of December 31, 2006, we had 29 professionals in our investment banking group.

Corporate Finance. Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of primarily equity and convertible debt securities. Our focus is to provide fast growing companies with the capital necessary to drive them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast growing companies, including initial public offerings, secondary offerings, private investments in public equity, or PIPEs, and private placements. Our equity capital markets team executes underwritten securities offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive, long-term investors. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

Strategic Advisory. Our strategic advisory services include transaction specific advice regarding mergers and acquisitions, divestitures, spin-offs and privatizations, as well as general strategic advice. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of advisory services for fast growing public and private companies. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing in connection with mergers and acquisitions transactions.

Institutional Brokerage Services

We provide institutional sales, sales trading and trading services to more than 550 institutional accounts in the United States. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the distribution and trading expertise that we provide.

We provide integrated research and trading solutions centered on helping our institutional clients to invest profitably, to grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our clients who we believe look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public companies early in their corporate life cycles. We strive to provide unique investment opportunities in fast growing, relatively undiscovered companies and to help our clients execute trades rapidly, efficiently and accurately.

Institutional Sales. Our sales professionals focus on communicating investment ideas to our clients and executing trades in securities of companies in our target growth sectors. By actively trading in these securities, we endeavor to couple the capital market information flow with the fundamental information flow provided by our analysts. We believe that this combined information flow is the underpinning of getting our clients favorable execution of investment strategies. Sales professionals work closely with our research analysts to provide up-to-date information to our institutional clients. We interface actively with our clients and plan to be involved with our clients over the long term.

Sales Trading. Our sales traders are experienced in the industry and possess in-depth knowledge of both the markets for fast growing company securities and the institutional traders who buy and sell them.

Trading. Our trading professionals facilitate liquidity discovery in equity securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange. As of December 31, 2006, we were a market maker in approximately 970 securities.

The customer base of our brokerage business is primarily institutional, including mutual funds and hedge funds, as well as smaller, private investment firms and certain high net worth individuals. We believe this group of clients and potential clients to number over 4,000. We grew our business during 2006 by adding new customers, and increasing the penetration of existing institutional customers that use our equity research and trading services in their investment process.

Corporate and Venture Services. We offer brokerage services to corporations including corporate cash management and stock repurchase programs through our Corporate and Venture Services group. We also serve the needs of venture capital investors and company executives with restricted stock transactions, cashless exercise of options, hedging and diversification strategies, and liquidity strategies. Additionally, the Venture Services team provides sales distribution for capital raises for private companies via the introduction to venture capital and private equity investors.

Institutional Cash Distributors. ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. As of December 31, 2006, ICD clients have invested over $12 billion in money market funds from which ICD earns brokerage fees. ICD is a division of Merriman Curhan Ford & Co.

Capital Access Group. During 2006, we began raising capital for institutional hedge funds, venture capital and private equity clients for a fee through our Capital Access Group. We believe fee-based capital raising is an underserved area of the institutional brokerage industry.

Equity Research

A key part of our strategy is to originate specialized and in-depth research. Our analysts cover a universe of approximately 200 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract and retain institutional brokerage clients.

Supported by the firm’s institutional sales and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in fast growing companies that are not widely held and that we believe are undervalued. Given the contrarian and undiscovered nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors. As of December 31, 2006, approximately 75% of the companies covered by our research professionals had market capitalizations of $1 billion or less.

Our research focuses on bottom-up, fundamental analysis of fast growing companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver timely, accurate, and value-added information to our clients.

In December 2006, Merriman Curhan Ford & Co. was ranked by The Motley Fool’s new research performance database, CAPS, which tracks the outperform and underperform stock ratings from professional and individual investors. Among professional analysts, Merriman Curhan Ford & Co. ranked fourth out of 116 firms tracked, with 72 percent stock picking accuracy.

Our objective is to build long lasting relationships with our clients by providing investment recommendations that directly equate to enhanced performance of their portfolios. Further, given our approach and focus on quality service, we believe our research analysts are in a unique position to maintain close, ongoing communication with our institutional clients.

The industry sectors covered by our research analysts include:

Telecommunications	Next-Generation Energy	Health Care
• Communications Technology • Communications Services • Wireless Technology	• Next-Generation Energy • Industry Technology	• Aging and Aesthetics • Infectious Disease and Oncology • Pain, Lifestyle and Stress
Technology		Consumer
• Internet Applications and Services • Digital Consumer Semiconductors • Semiconductor Capital Equipment • Semiconductor Assembly and Test Outsourcing • Computer Hardware and Networking		• Gaming • Media and Entertainment • Restaurants • Retail and Apparel • Branded Consumer • Retail: Specialty

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our institutional sales and trading professionals as well as our institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. We also produce comprehensive industry sector reports. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments. All of the above is also available through a password protected searchable database of our daily and historical research archives, found on our Website at www.merrimanco.com/research.

Our equity research group annually hosts several conferences targeting fast growing companies and investors, including our Investor Summit, Next-Generation Energy Conference and IP Video Conference. We use these events to showcase innovative and fast growing companies to institutional investors focused on investing in these growth sectors.

Asset Management

MCF Asset Management, LLC creates investment products for both institutional and high-net worth clients. Through the corporate and professional resources of MCF Corporation, we have developed an institutional-standard investment management platform.

The 1990's were a decade of broad stock market appreciation.  Investors were handsomely rewarded for buying exposure to the stock market by investing in long only mutual funds, market indices or individual stocks.  So far this decade, equity returns have not been as strong or as consistent as throughout the 1990's.  As a result, interest in alternative investment strategies, such as long/short equity, market neutral, convertible arbitrage, currency arbitrage and real estate, have grown in popularity. Investing in alternative investment strategies will ideally produce absolute returns that are not correlated with broad stock market indices and represent a diversification of risk for investors.

More importantly, we believe both institutions and wealthy individuals have reached that same conclusion and will continue to shift more of their investment dollars into alternative asset class strategies. It is our intent to help our clients in their investment process by offering access to alternative investment strategies, as well as certain niche based long-only strategies. We have established our own alternative investment products and evaluate opportunities to acquire and partner with managers of alternative asset investments. We currently have three active funds in the market place and we plan to launch additional products in 2007.

Primary Research

In November 2006, we signed a definitive agreement to acquire MedPanel, Inc. Upon the closing of this acquisition, we will begin offering primary research services. MedPanel offers customized qualitative, quantitative and syndicated health care and medical research, and is best known for its in-depth, customized online focus groups. MedPanel, Inc. offers an online research platform providing clients across the globe greater strategic direction for investment decisions, product development, and marketing. By leveraging its proprietary methodology and vast network of medical experts, we believe we can quickly provide independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries.

MedPanel’s product and service offerings arise from the intelligent application of its core technology and research platform. MedPanel’s staff guides clients in the development of highly targeted customized quantitative and/or qualitative research instruments designed to address business issues important to the client. In addition, MedPanel has developed proprietary research products which it markets to multiple clients. These reports provide timely, consistent and cross-comparable data on a regular basis to subscribing clients.

MedPanel has experienced five consecutive years of revenue growth, recognizing approximately $5 million in revenue during 2006. We believe that once our firms have combined, MedPanel’s revenue growth from financial services clients, such as mutual fund managers and hedge fund mangers, will accelerate due to the ability of the combined company to market MedPanel research through our existing institutional sales force. MedPanel has recently expanded their target market from biotechnology and pharmaceutical companies to investment managers and had not expended significant resources in that area. Part of MedPanel’s rationale for seeking a merger partner was to expand its financial services customer base through an established sales force as well as take advantage of the future growth potential of a larger, publicly-held company with a greater depth of technologies, marketing opportunities and financial and operating resources.

Wealth Management (Discontinued)

In February 2005, we acquired Catalyst Financial Planning & Investment Management, Inc. Catalyst is a Registered Investment Advisor registered with the SEC. Catalyst provides investment advice to clients that have invested approximately $130 million of assets. In January 2007, we sold Catalyst in order to focus on other recurring-revenue businesses, such as primary research and asset management, which we believe are faster growing and more profitable opportunities. While we currently do not have any specific plans, we do intend to pursue a wealth management strategy at some future date.

Competition

We are engaged in the highly competitive financial services and investment industries. We compete with Wall Street securities firms - from large U.S.-based firms, securities subsidiaries of major commercial bank holding companies and U.S. subsidiaries of large foreign institutions, to major regional firms, smaller niche players, and those offering competitive services via the Internet. Recent developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals.

In addition to competing for customers and investments, we compete with other companies in the financial services and investment industries to attract and retain experienced and productive investment professionals. See “Item 1A. Risk Factors—Our business is dependent on the services of skilled professionals…” and—“Our business may suffer if we lose the services...”

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

For a further discussion of the competitive factors affecting our business, see “Item 1A. Risk Factors—The markets for securities brokerage and investment banking services are highly competitive.”

Corporate Support

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

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance with the legal and regulatory requirements of our investment banking and asset management businesses and our exposure to market, credit, operations, liquidity, compliance, legal and reputation risk. In addition, our compliance personnel test and audit for compliance with our internal policies and procedures. Our general counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we retain outside consultants and attorneys for their particular functional expertise.

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

Legal risk is the risk that arises from potential contract disputes, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings that can disrupt or otherwise negatively affect our operations or condition.

Reputation risk is the potential that negative publicity regarding our practices, whether factually correct or not, will cause a decline in our customer base, costly litigation, or revenue reductions.

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

For a further discussion of the risks affecting our business, see “Item 1A —Risk Factors.”

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

During 2006, no sales professional accounted for more than 10% of our revenue. We have a number of revenue producers employed by our securities brokerage and investment banking subsidiary. We do not have employment contracts with these employees. The loss of one or more of these employees could adversely affect our business and results of operations.

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

During 2006, no single customer accounted for more than 10% of our revenue. However, we have been dependent on one customer or on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, and breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 26% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding stock options and warrants will dilute then-existing stockholders’ percentage of ownership of our common stock.

We have a significant number of outstanding stock options and warrants. During 2006, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.35 to $49.00 per share, represent approximately 11% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have filed Amendment No. 2 to our Registration Statement on Form S-4 with the Securities and Exchange Commissions on January 18, 2007 in connection with our acquisition of MedPanel, Inc. There are currently eight unresolved comments from the SEC, seven of which pertain to specific disclosures in the registration statement document and one comment regarding MedPanel’s accounting policy for revenue recognition. There are no unresolved comments from the SEC related to our accounting or periodic disclosures.

ITEM 2. PROPERTIES

As of December 31, 2006, all of our properties are leased. Our principal executive offices are located in San Francisco, California. We lease five additional offices to support our various investment banking and broker-dealer related activities. These offices are located in New York, NY, Cambridge, MA, Los Angeles, CA, Newport Beach, CA and Portland, OR. We believe the facilities we are now using are adequate and suitable for business requirements.

ITEM 3. LEGAL PROCEEDINGS

Thomas O’Shea v. Merriman Curhan Ford & Co.

In June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Mr. O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruits, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the discovery stage and an arbitration hearing is scheduled for June 2007. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Westerman v. Western Capital Financial Group — NASD Arbitration

In May 2005, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Ms. Westerman. The claim names Western Capital Financial Group as one of several defendants. Western Capital Financial Group is the predecessor name of Merriman Curhan Ford & Co., the California corporation. The Western Capital Financial Group name was effective from September June 26, 1986 to July 14, 1998.

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

In re Odimo Incorporated Securities Litigation

Merriman Curhan Ford & Co. was a defendant in a purported class action suit brought in connection with a registered offering involving Odimo Incorporated in which we served as co-manager for the company. The complaint, filed in the 17th Judicial Circuit Court for Broward County in Florida on September 30, 2005, alleged violations of federal securities laws against Odimo and certain of its officers as well as the company’s underwriters, including us, based on alleged misstatements and omissions in the registration statement. Recently, similar cases were consolidated and lead plaintiff’s counsel was assigned. Thereafter, an amended complaint was filed and the underwriters, including Merriman Curhan Ford & Co., were not named as defendants. This matter is now resolved.

Other Matters

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol “MEM.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated. The sales prices below have been adjusted retroactively to reflect the one-for-seven reverse stock split of our authorized and outstanding common stock affected on November 16, 2006.

	High	Low
2006
Fourth Quarter	$4.97	$3.64
Third Quarter	7.35	4.06
Second Quarter	10.29	7.00
First Quarter	10.36	6.72
2005
Fourth Quarter	$8.33	$7.07
Third Quarter	8.82	6.65
Second Quarter	10.71	7.98
First Quarter	13.93	9.31

The closing sale price for our common stock on February 13, 2007 was $5.27. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

According to the records of our transfer agent, we had approximately 276 stockholders of record as of February 13, 2007. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Note 9 of the Notes to our Consolidated Financial Statements in Part II, Item 8 of the Annual Report on Form 10-K.

Recent Sale of Unregistered Securities

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Item 8. “Financial Statements and Supplementary Data.”

	2006	2005	2004	2003	2002
Statement of operations data:
Revenue	$51,818,638	$43,184,315	$38,368,310	$18,306,011	$6,469,494
Operating expenses	58,315,930	44,912,772	36,194,924	16,832,676	8,291,735
Operating income (loss)	(6,497,292)	(1,728,457)	2,173,386	1,473,335	(1,822,241)
Gain (loss) on retirement of convertible notes payable(1)	(1,348,805)	—	—	3,088,230	—
Interest income	484,909	446,273	120,431	39,483	45,345
Interest expense(2)	(535,014)	(76,103)	(169,787)	(1,554,901)	(1,364,903)
Income tax expense	—	(142,425)	(249,744)	(74,884)	—
Income (loss) from continuing operations	(7,896,202)	(1,500,712)	1,874,286	2,971,263	(3,141,799)
Loss from discontinued operations	(324,213)	(13,731)	—	—	(262,843)
Net income (loss)	$(8,220,415)	$(1,514,443)	$1,874,286	$2,971,263	$(3,404,642)
Diluted income (loss) from continuing operations	$(0.79)	$(0.16)	$0.16	$0.39	$(1.24)
Financial condition data:
Cash and cash equivalents	$13,746,590	$11,138,923	$17,459,113	$6,142,958	$1,402,627
Marketable securities owned	7,492,914	8,627,543	2,342,225	608,665	764,421
Total assets	30,498,213	27,694,413	25,007,824	9,703,946	3,769,127
Capital lease obligations	1,292,378	883,993	452,993	24,401	—
Notes payable, net	325,650	408,513	1,487,728	1,927,982	8,455,085
Stockholders’ equity (deficit)	$16,215,020	$18,403,001	$16,733,850	$5,261,210	$(5,529,354)

(1)
In April 2003, we exercised our right to cancel the convertible promissory note held by Forsythe McArthur & Associates with the principal sum of $5,949,042. The fair value of the consideration provided to Forsythe was less than the carrying amount of the convertible note payable. The difference between the fair value of the consideration provided to Forsythe and the carrying amount of the note payable, or $3,088,230, was recorded as a gain.

In December 2006, MCF Corporation repaid the $7.5 million variable rate secured convertible note, issued to Midsummer Investment, Ltd, or Midsummer, in March 2006. Midsummer retained the stock warrant to purchase 267,857 shares of our common stock. The loss on repayment of the convertible note consists of the write-off of the unamortized discount related to the stock warrant as well as the write-off the unamortized debt issuance costs.

(2)	Interest expense for 2003 included $1,291,000 in amortization of discounts and debt issuance costs, while the 2004 amount included $119,000 for amortization of discounts and debt issuance costs. The higher amortization expense in 2003 was due to the accelerated amortization that occurred as the notes payable were retired or converted to equity instruments during 2003. The total amount of discounts that will be amortized in future periods was $13,000 as of December 31, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included elsewhere in the Annual Report on Form 10-K.

Overview

We are a financial services holding company that provides investment banking, equity research, institutional brokerage and asset management through our operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. We focus on providing a full range of specialized and integrated services to institutional investors and corporate clients.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading of fast growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of December 31, 2006, assets under management across our three fund products were nearly $30 million.

In February 2005, we acquired Catalyst Financial Planning & Investment Management, Inc. Catalyst, a Registered Investment Advisor, provides investment advice to clients that have invested approximately $130 million of assets. In January 2007, we sold Catalyst in order to focus on other recurring-revenue businesses, such as primary research and asset management, which we believe are faster growing and more profitable opportunities. While we currently do not have any specific plans, we do intend to pursue a wealth management strategy at some future date. The results from this segment have been treated as discontinued operations in the consolidated financial statements.

Executive Summary

Our revenue grew 20% during 2006 to $51,819,000, a record high, with healthy expansion across each of our business lines. We also experienced our largest net loss during the current fiscal year. There were, however, several non-cash items included in the net loss, including the expensing of a stock warrant issued in connection with a financing transaction, stock-based compensation and the decline in value of some security positions held in our trading account. Cash and cash equivalents increased by $2,608,000 during 2006. Our company has consistently grown since we launched Merriman Curhan Ford & Co. at the beginning of 2002. Our focus during 2006 was to expand our revenue and build a stronger franchise through attracting and hiring experienced senior professionals. Our focus during 2007 will be to grow our revenue per employee, generate meaningful operating cash flows, introduce primary research as a new service offering and closely manage our non-compensation related expenses. We believe that compensation and benefits expense as a percentage of revenue will decline as our annual revenue exceeds $100 million.

The investment banking team led our overall growth in 2006, with a 43% boost in revenue over 2005. We closed more than 30 corporate financing and strategic advisory transactions during the year. Our success in expanding our investment banking practice in 2006 can be attributed to the investment we have made over the last three years in hiring senior investment bankers and support professionals, our focus on fast growing companies in our target sectors such as next-generation energy, and a favorable business environment primarily during the first and fourth quarters.

Our institutional brokerage revenue continued to grow for the fourth consecutive year despite the increasing challenges facing this business. Recent developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals. We believe that we can continue to grow our institutional brokerage revenue by producing differentiated equity research on relatively undiscovered, fast growing companies within our selected growth sectors and providing this research to small and mid-sized traditional and alternative investment managers for whom these companies comprise an important part of their investment portfolios.

During 2006, our asset management group introduced its first absolute return investment products for institutional and high-net worth clients. The MCF Navigator fund and MCF Voyager fund began raising capital during 2006. Additionally, we were engaged as the sub-advisor for the MCF Focus fund. As of December 31, 2006, assets under management across our three fund products were nearly $30 million. We don’t expect revenue from managing our investment products to be significant until we can accumulate more than $100 million in assets under management.

We began raising capital for institutional hedge funds, venture capital and private equity clients for a fee through our newly formed Capital Access Group during 2006. We believe fee-based capital raising is an underserved area of the institutional brokerage industry. As of December 31, 2006, we had two professionals dedicated full-time to this effort. The revenue from Capital Access Group was not significant to our overall revenue during 2006, though we believe that this service offering is complimentary to our institutional brokerage business and has the potential for significant future growth.

Our overall headcount increased by 7% to 166 during 2006, which was significantly lower than our 2005 headcount growth rate of 34%. During 2006, we emphasized finding the most qualified employee for each position so that we can increase revenue per employee in future periods. We expect that, outside of the employees that we will assume from our acquisition of MedPanel, we will continue to increase our revenue producing employees at approximately the same rate as 2006 while maintaining our corporate support headcount unchanged.

We continued to invest in areas of our business that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast growing companies to institutional investors, marketing, travel and entertainment, and other business development activities. These activities resulted in higher operating expenses in 2006.

During 2006, we began recording the expense associated with our stock options in accordance with SFAS 123(R). The adoption of this accounting pronouncement resulted in approximately $1.9 million in additional non-cash stock-based compensation during 2006 as compared to 2005. Our total non-cash stock-based compensation expense for 2006 was over $3.8 million. Management excludes non-cash stock-based compensation expense from net income (loss) for operational and financial decision making purposes because this expense may not be indicative of our core business operating results.

During 2006, we incurred approximately $2.2 million in losses resulting primarily from a decline in the mark-to-fair market value of positions in our proprietary trading account. Much of these losses were unrealized as of December 31, 2006.

In March 2006, we raised $7.5 million in a private placement of a five year convertible debenture with a detachable stock warrant. We raised the capital so that we could invest the proceeds as general partner in the MCF Navigator fund. In December 2006, we repaid the $7.5 million secured convertible note. The proceeds to repay the $7.5 million convertible note were provided by redemption from the MCF Navigator fund. The investor, Midsummer Investment, Ltd., retained the stock warrant to purchase 267,858 shares of common stock. The Company recorded a primarily non-cash loss on the repayment of the convertible note in the amount of $1,349,000 which consisted of $1,154,000 for the write-off of the unamortized discount related to the stock warrant and $195,000 for the write-off the unamortized debt issuance costs. Midsummer reinvested the $7.5 million directly into the MCF Voyager fund and MCF Navigator fund as limited partner.

Business Environment

The equity and commodity markets were highly volatile during 2006. The first quarter started the year with a broad based U.S. and foreign equity market rally that resulted in many major U.S. indices reaching double digit returns, only to reverse in the second quarter and bring most indices to zero or negative year-to-date returns by June 30. During this period, several commodities reached new highs, including crude oil ($73/barrel), gold ($732/oz), silver ($14.7/oz), and unleaded gas above $3/gallon; all contributing to drive U.S. stock prices and investor confidence to year lows. By the beginning of the third quarter, many commodity markets reversed with crude oil dropping more than $20/barrel and gold spot prices dropping over $166/oz from highs reached only a few months earlier. In July, the Federal Reserve Board stopped raising the Federal Funds Discount rate and left it unchanged for the remainder of the year. In August, the U.S. stock market re-started a broad based rally that lasted to the end of the year. NASDAQ recovered from negative returns to end with a positive 9.5% and the Russell 2000 Growth Index was up over 13% in 2006.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the technology, telecommunications, next-generation energy, health care and consumer sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Results of Operations

The following table sets forth a summary of financial highlights for the three years ended December 31, 2006:

	2006	2005	2004
Revenue:
Commissions	$30,105,085	$26,992,427	$21,826,628
Principal transactions	(171,055)	1,366,938	2,788,120
Investment banking	21,190,786	14,816,814	13,728,556
Other	693,822	8,136	25,006
Total revenue	51,818,638	43,184,315	38,368,310
Operating expenses:
Compensation and benefits	42,840,431	31,659,488	26,765,265
Brokerage and clearing fees	2,614,513	2,312,616	2,383,831
Professional services	2,441,417	1,987,317	1,299,540
Occupancy and equipment	1,665,410	1,522,351	960,849
Communications and technology	2,969,872	1,918,693	1,404,702
Depreciation and amortization	645,129	490,165	162,318
Travel and entertainment	2,738,393	1,723,290	1,448,283
Other	2,400,765	3,298,852	1,770,136
Total operating expenses	58,315,930	44,912,772	36,194,924
Operating income (loss)	(6,497,292)	(1,728,457)	2,173,386
Loss on retirement of convertible note payable	(1,348,805)	—	—
Interest income	484,909	446,273	120,431
Interest expense	(535,014)	(76,103)	(169,787)
Income (loss) from continuing operations before income taxes	(7,896,202)	(1,358,287)	2,124,030
Income tax expense	—	(142,425)	(249,744)
Income (loss) from continuing operations	(7,896,202)	(1,500,712)	1,874,286
Loss on discontinued operations	(324,213)	(13,731)	—
Net income (loss)	$(8,220,415)	$(1,514,443)	$1,874,286

Our revenue during 2006 increased by $8,634,000 or 20%, from 2005 reflecting strong growth in investment banking transactions and continued growth of our brokerage sales and trading activities. We incurred a net loss of $8,220,000 during 2006 as compared to net loss of $1,514,000 during 2005.

Our net loss during 2006 included the following non-cash items:

Stock-based compensation expense	$3,836,781
Loss on retirement of convertible note payable	1,348,805
Depreciation and amortization	655,334
Write-off of uncollectible accounts receivable	383,565
Amortization of discounts on debt	146,776
Amortization of intangible assets	138,051
Total	$6,509,312

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising—Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory—Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three years ended December 31, 2006:

	2006	2005	2004
Revenue:
Capital raising	$15,939,480	$13,396,781	$11,845,148
Financial advisory	5,251,306	1,420,033	1,883,408
Total investment banking revenue	$21,190,786	$14,816,814	$13,728,556

Transaction Volumes:
Public offerings:
Capital underwritten participations	$156,500,000	$71,238,000	$55,637,000
Number of transactions	15	8	10
Private placements:
Capital raised	$173,101,000	$253,939,000	$176,822,000
Number of transactions	15	14	13
Financial advisory:
Transaction amounts	$169,423,000	$21,321,000	$32,800,000
Number of transactions	1	1	2

Our investment banking revenue amounted to $21,191,000, or 41% of our revenue during 2006, representing a 43% increase compared to $14,817,000 recognized in 2005. We expanded our public underwriting and financial advisory transactions during 2006 which we believe is more valuable to us building our long-term franchise over private placements. We participated in 15 equity underwriting transactions and lead our first initial public offering during 2006.

Our investment banking revenue amounted to $14,817,000, or 34% of our revenue during 2005, representing a 8% increase compared to $13,729,000 recognized in 2004. The increase in our investment banking revenue during 2005 can be primarily attributed to the increased awareness of our brand in the market place and a favorable business environment during 2005. We believe that the increase in revenue was partially offset by a senior management transition in the investment banking department. This transition was completed at the beginning of the third quarter 2005 with the hiring of a new head of investment banking.

During each of the three years ended December 31, 2006, no single investment banking customer accounted for more than 10% of our revenue.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	2006	2005	2004
Revenue:
Commissions	$30,105,085	$26,992,427	$21,826,628
Principal transactions:
Customer principal transactions, proprietary trading and market making	$(207,779)	$308,764	$1,758,119
Investment portfolio	36,724	1,058,174	1,030,001
Total principal transactions revenue	$(171,055)	$1,366,938	$2,788,120
Transaction Volumes:
Number of shares traded	937,005,000	983,755,000	919,112,000
Number of active clients	564	614	599

Commissions amounted to $30,105,000, or 58%, of our revenue during 2006, representing an 11% increase over $26,992,000 recognized during 2005. The higher commissions can be attributed to the increase in the number of companies in our selected growth sectors that are covered by our research analysts from 136 at December 31, 2005 to 194 at December 31, 2006. The increase in revenue during 2006 was also due to an increase in average commissions per share, partially offset by a slight decrease in our average daily trading volume in equity securities. Finally, assets brokered by our Institutional Cash Distributors group have more than doubled during 2006.

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

Principal transactions reduced revenue by $171,000 during 2006 and increased revenue by $1,367,000 during 2005. During 2006, we incurred $2,255,000 in losses resulting from a decline in the mark-to-fair market value of positions in our proprietary trading account. These losses were partially offset by revenue from principal trades for customers. During 2005, we recognized a $109,000 gain in our proprietary trading account. The $1,058,000 increase in the fair market value of our investment portfolio, which primarily consists of stock warrants and restricted common stock issued by our small and mid-cap clients, during 2005 resulted from gains in our stock warrant portfolio. The value of this portfolio has increased in each of the three years ended December 31, 2006.

During 2006 and 2005, no single brokerage customer accounted for more than 10% of our revenue, while one brokerage customer accounted for 10% of our revenue during 2004.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits tend to vary based on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three years ended December 31, 2006:

	2006	2005	2004
Incentive compensation and discretionary bonuses	$26,563,425	$17,990,288	$17,694,420
Salaries and wages	9,076,815	8,995,642	5,801,390
Stock-based compensation	3,836,781	1,959,329	1,115,909
Payroll taxes, benefits and other	3,363,410	2,714,229	2,153,546
Total compensation and benefits	$42,840,431	$31,659,488	$26,765,265
Total compensation and benefits as a percentage of revenue	83%	73%	70%
Cash compensation and benefits as a percentage of revenue	75%	69%	67%

The increase in compensation and benefits expense of $11,181,000 or 35%, from 2005 to 2006 and $4,894,000, or 18%, from 2004 to 2005 were due primarily to higher incentive compensation which is directly correlated to revenue production. Additionally, our stock-based compensation expenses increased by $1,877,000 during 2006 as a result of adopting SFAS No. 123(R).

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue increased to 75% during 2006 as compared to 69% in 2005. The proprietary trading losses of $2,255,000 during 2006 added 3% to cash compensation as a percentage of revenue as the losses reduced revenue but did not impact compensation expense. The balance of this variance was caused by our increasing certain incentive payouts during the current year. Cash compensation and benefits expense as a percentage of revenue increased to 69% during 2005 as compared to 67% in 2004. This increase is due in part to higher salaries and wages resulting from increased headcount in anticipation of our revenue growth.

Our headcount has increased from 116 at December 31, 2004 to 155 at December 31, 2005 to 166 as of December 31, 2006.  No single sales professional accounted for more than 10% of our revenue in 2006. One sales professional accounted for 12% of our revenue during 2005 and one sales professional accounted for 15% of our revenue during 2004.

Stock-based compensation increased by $1,877,000 in 2006 as compared to 2005. We adopted SFAS 123(R), “Share-Based Payment,” on January 1, 2006 which requires that we recognize compensation expense for all share-based awards made to employees and directors based on estimated fair values. We used the modified prospective application transition method and, accordingly, have not restated financial statements for prior periods to include the impact of SFAS 123(R). To determine the valuation of share-based awards under SFAS 123(R), we continue to use the Black-Scholes option pricing model that we utilized to determine our pro forma share-based compensation in prior periods. Additional information regarding our adoption of SFAS 123(R) during 2006 is set forth in the notes to the consolidated financial statements and in “Critical Accounting Policies and Estimates”. The increase in stock-based compensation during 2005 reflects our decision to grant restricted stock to new and existing employees beginning in the second half of 2003. Prior to 2003, we only granted stock options to employees which are accounted for under the intrinsic value method, in accordance with APB No. 25.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commissions revenue and the volume of brokerage transactions. The increase in brokerage and clearing fees of $302,000, or 13% from 2005 to 2006 was inline with our growth in the brokerage commission activities. The decrease in brokerage and clearing fees of $71,000, or 3% from 2004 to 2005 while increasing commissions revenue during the same period reflects the cost savings that we achieved by negotiating lower fees with our clearing broker during the fourth quarter 2004. We anticipate brokerage and clearing fees for 2007 will increase sequentially over 2006 as we are forecasting a higher level of commissions revenue for 2007.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions and various consulting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $454,000 or 23%, from 2005 to 2006 included higher legal fees in connection with investment banking transactions, costs involved with introducing our new investment products and litigation costs. The increase of $688,000 or 53%, from 2004 to 2005 primarily reflected higher legal costs related to various corporate and investment banking activities. We anticipate professional services expense for 2007 will increase slightly as compared to 2006.

Occupancy and equipment expense includes office leases, equipment rental, equipment and leasehold maintenance costs. These expenses are largely fixed in nature and tend to increase as we hire additional employees. The increase of $143,000, or 9%, from 2005 to 2006 and $562,000, or 58%, from 2004 to 2005 resulted mostly from expansion of our offices and computer equipment purchases resulting from the hiring of additional investment banking, research, sales and trading professionals. During 2004, we moved into larger office spaces in San Francisco, New York, Boston, Los Angeles and Portland. During 2006, we leased additional space in San Francisco. We anticipate occupancy and equipment expense for 2007 will increase sequentially over 2006.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $1,051,000, or 55%, from 2005 to 2006 was primarily due to upgrading our trading order management system, as well as the increase in market data and quote services as we continue to expand our market maker activities. The increase of $514,000 or 37%, from 2004 to 2005 was due to higher telephone and data service fees incurred in our sales and trading operations. The higher telephone and data service charges are the result of increased headcount and the expansion of our offices, as well as higher costs to upgrade our information technology infrastructure. We anticipate communications and technology expense for 2007 will increase sequentially over 2006.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $155,000, or 32%, from 2005 to 2006 and $328,000, or 202%, from 2004 to 2005 were due to increased capital expenditures, including leasehold improvements to our San Francisco and New York offices during 2004, to facilitate our growth and expansion. We incurred additional leasehold improvements to our San Francisco offices during 2006. We anticipate depreciation and amortization expense for 2007 will increase sequentially over 2006.

Travel and entertainment expense primarily consists of business development costs for our investment banking business, travel expenses for client non-deal road shows and costs for our research analysts to visit the companies that they cover. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors. The increase of $1,015,000, or 59%, from 2005 to 2006, and $275,000, or 19% from 2004 to 2005, were due to our continued effort to extend our penetration with our active clients, as well as seeking new business opportunities with potential clients. We anticipate travel and entertainment expense for 2007 will not increase or decrease significantly from 2006.

Other operating expense includes professional liability and property insurance, recruiting, investor conferences, printing, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of $898,000 or 27%, from 2005 to 2006 was primarily due to the reversal of $500,000 bad debt write-off from 2005 related to the note receivable from Ascend Services Ltd. We collected the full balance of the Ascend note receivable in 2006. The decrease in 2006 also reflects the receipt of a favorable legal judgment to the firm related to a brokerage activity claim, as well as decrease in recruiting expense. The increase of $1,529,000, or 86%, from 2004 to 2005 was attributed to higher costs associated with our annual investor conference, recruiting costs, and various business taxes. The 2005 expense also includes the write-off of the $500,000 note receivable from Ascend. We anticipate other operating expense for 2007 will increase sequentially over 2006.

Loss on Retirement of Convertible Note Payable

In March 2006, we raised $7.5 million in a private placement of a five year convertible debenture with a detachable stock warrant. We raised the capital so that we could invest the proceeds as general partner in the MCF Navigator fund. In December 2006, we repaid the $7.5 million secured convertible note. The proceeds to repay the $7.5 million convertible note were provided by redemption from the MCF Navigator fund. The investor, Midsummer Investment, Ltd., retained the stock warrant to purchase 267,858 shares of common stock. The Company recorded a loss on the repayment of the convertible note in the amount of $1,349,000, which consisted of $1,154,000 for the write-off of the unamortized discount related to the stock warrant and $195,000 for the write-off the unamortized debt issuance costs. Midsummer reinvested the $7.5 million directly into the MCF Voyager fund and MCF Navigator fund as limited partner.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The increase of approximately $39,000, or 9%, from 2005 to 2006 and $326,000, or 271% from 2004 to 2005 were due to increases in average interest earning assets and average interest rates during these periods.

Interest Expense

Interest expense for 2006 included $352,000 for interest expense and $183,000 for amortization of discounts and debt issuance costs, while the 2005 amount included $66,000 for interest expense and $10,000 for amortization of discounts and debt issuance costs. The increase in 2006 resulted from interest incurred for the Midsummer debt from March through December of 2006. The higher amortization of discounts and debt issuance costs in 2006 was due to the issuance of notes payable to Midsummer Investment, Ltd.

Income Tax Expense

Income tax expense reflected taxes calculated for federal and state tax purposes. Realization of our deferred tax assets depends upon us generating sufficient taxable income in future years from the reversal of temporary differences and from net operating loss carryforwards. Due to the uncertainty of the timing and amount of such realization, we concluded that a full valuation allowance was required as of December 31, 2006 and 2005.

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

Stock-Based Compensation

 On January 1, 2006, we adopted SFAS 123(R), “Shared-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the twelve months ended December 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2006 and 2005 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of December 31, 2006, liquid assets consisted primarily of cash and cash equivalents of $13,747,000 and marketable securities of $7,493,000, for a total of $21,240,000, which is $1,473,000 higher than $19,767,000 in liquid assets as of December 31, 2005.

Cash and cash equivalents increased by $2,608,000 during 2006. Cash provided by our operating activities for 2006 was $2,324,000 which consists of our net loss of $8,220,000 adjusted for non-cash expenses including stock-based compensation of $3,837,000, net unrealized loss on securities owned of $2,172,000, loss on retirement of convertible note payable of $1,349,000, depreciation and amortization of $655,000, provision for doubtful accounts of $384,000, amortization of discounts on debt of $147,000 and amortization of intangible assets of $138,000, partially offset by the increase in commissions and bonus payable of $2,976,000. Cash used in investing activities amounted to $137,000 during 2006 which included (i) an earn out payment in connection with our acquisition of Catalyst and (ii) our purchase of equipment and fixtures. Cash provided in our financing activities was $421,000. Our financing activities included proceeds from the issuance of common stock in connection with our employee stock purchase plan, partially offset by debt service payments.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2006, Merriman Curhan Ford & Co. had regulatory net capital of $4,593,000, which exceeded the required amount by $3,150,000.

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

The following is a table summarizing our significant commitments as of December 31, 2006, consisting of debt payments related to convertible and non-convertible notes payable and capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2007	$106,775	$2,008,017	$647,858
2008	243,990	1,263,403	493,075
2009	—	832,568	273,834
2010	—	869,731	—
2011	—	709,898	—
Thereafter	—	—	—
Total commitments	$350,765	$5,683,617	$1,414,767

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2006. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact the adoption of this statement could have on our financial condition, results of operations and cash flows.

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

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not believe the adoption of this statement will have a material impact on our financial condition, results of operations or cash flows.

Quarterly Financial Data

The table below sets forth the operating results represented by certain items in our statements of operations for each of the eight quarters in the period ended December 31, 2006. This information is unaudited, but in our opinion reflects all adjustments (consisting only of normal recurring adjustments) that we consider necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2006
	1st	2nd	3rd	4th
Revenue	$11,553,908	$14,871,260	$7,426,490	$17,966,980
Operating expenses	12,890,718	15,542,660	12,717,715	17,164,837
Operating income (loss)	(1,336,810)	(671,400)	(5,291,225)	802,143
Net income (loss)	(1,349,608)	(1,059,935)	(5,109,051)	(701,821)
Basic net income (loss) per common share	$(0.14)	$(0.11)	$(0.50)	$(0.07)
Diluted net income (loss) per common share	$(0.14)	$(0.11)	$(0.50)	$(0.07)

	2005
	1st	2nd	3rd	4th
Revenue	$12,408,710	$9,102,641	$8,916,872	$12,756,092
Operating expenses	11,534,288	10,172,975	10,432,324	12,773,185
Operating income (loss)	874,422	(1,070,334)	(1,515,452)	(17,093)
Net income (loss)	648,425	(726,336)	(1,492,744)	56,212
Basic net income (loss) per common share	$0.07	$(0.08)	$(0.16)	$0.01
Diluted net income (loss) per common share	$0.05	$(0.08)	$(0.16)	$0.00

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

We have audited the accompanying consolidated statements of financial condition of MCF Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of MCF Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
February 12, 2007

MCF CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005	2004
Revenue:
Commissions	$30,105,085	$26,992,427	$21,826,628
Principal transactions	(171,055)	1,366,938	2,788,120
Investment banking	21,190,786	14,816,814	13,728,556
Other	693,822	8,136	25,006
Total revenue	51,818,638	43,184,315	38,368,310

Operating expenses:
Compensation and benefits	42,840,431	31,659,488	26,765,265
Brokerage and clearing fees	2,614,513	2,312,616	2,383,831
Professional services	2,441,417	1,987,317	1,299,540
Occupancy and equipment	1,665,410	1,522,351	960,849
Communications and technology	2,969,872	1,918,693	1,404,702
Depreciation and amortization	645,129	490,165	162,318
Travel and entertainment	2,738,393	1,723,290	1,448,283
Other	2,400,765	3,298,852	1,770,136
Total operating expenses	58,315,930	44,912,772	36,194,924
Operating income (loss)	(6,497,292)	(1,728,457)	2,173,386
Gain (loss) on retirement of convertible note payable	(1,348,805)	—	—
Interest income	484,909	446,273	120,431
Interest expense	(535,014)	(76,103)	(169,787)
Income (loss) from continuing operations before income taxes	(7,896,202)	(1,358,287)	2,124,030
Income tax expense	—	(142,425)	(249,744)
Income (loss) from continuing operations	(7,896,202)	(1,500,712)	1,874,286
Loss from discontinued operations	(324,213)	(13,731)	—
Net income (loss)	$(8,220,415)	$(1,514,443)	$1,874,286
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.79)	$(0.16)	$0.21
Loss from discontinued operations	$(0.03)	$—	$—
Net income (loss)	$(0.82)	$(0.16)	$0.21

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.79)	$(0.16)	$0.16
Loss from discontinued operations	$(0.03)	$—	$—
Net income (loss)	$(0.82)	$(0.16)	$0.16

Weighted average number of common shares:
Basic	9,989,265	9,500,748	8,368,293
Diluted	9,989,265	9,500,748	11,167,875

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$13,746,590	$11,138,923
Securities owned:
Marketable, at fair value	7,492,914	8,627,543
Not readily marketable, at estimated fair value	1,489,142	1,065,743
Restricted cash	629,427	627,606
Due from clearing broker	551,831	973,138
Accounts receivable, net	2,715,271	2,073,195
Equipment and fixtures, net	1,586,630	1,378,235
Prepaid expenses and other assets	2,286,408	1,810,030
Total assets	$30,498,213	$27,694,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,121,623	$901,138
Commissions and bonus payable	7,711,805	4,735,892
Accrued expenses	2,285,670	2,201,499
Due to clearing and other brokers	11,114	118,798
Securities sold, not yet purchased	1,534,953	41,579
Capital lease obligation	1,292,378	883,993
Convertible notes payable, net	187,079	176,741
Notes payable	138,571	231,772
Total liabilities	14,283,193	9,291,412

Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2006 and 2005, respectively; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of December 31, 2006 and 2005; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of December 31, 2006 and 2005; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 10,602,720 and 10,209,588 shares issued and outstanding as of December 31, 2006 and 2005, respectively	1,061	1,021
Additional paid-in capital	114,616,848	111,731,293
Deferred compensation	—	(3,146,839)
Accumulated deficit	(98,402,889)	(90,182,474)
Total stockholders’ equity	16,215,020	18,403,001
Total liabilities and stockholders’ equity	$30,498,213	$27,694,413

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2003	93,886	$9	7,993,096	$800	(11,429)	$(51,950)	$95,563,149	$(1,244,490)	$(89,006,308)	$5,261,210
Net income	—	—	—	—	—	—	—	—	1,874,286	1,874,286
Issuance of common stock	—	—	1,218,319	122	—	—	7,682,413	—	—	7,682,535
Issuance of restricted common stock	—	—	200,873	20	—	—	2,875,191	(2,875,191)	—	—
Issuance of treasury stock	—	—	—	—	11,429	51,950	311,703	—	(230,853)	132,800
Issuance of stock warrants	—	—	—	—	—	—	1,222,250	—	(1,212,399)	9,851
Conversion of preferred stock to common stock	(122,457)	(12)	122,457	12	—	—	—	—	—	—
Conversion of debt to common stock	—	—	272,201	27	—	—	449,973	—	—	450,000
Preferred stock dividend	28,571	3	—	—	—	—	92,754	—	(92,757)	—
Options with intrinsic value to employees	—	—	—	—	—	—	160,084	(139,250)	—	20,834
Amortization of deferred compensation	—	—	—	—	—	—	—	1,095,075	—	1,095,075
Tax benefits from employee stock option plans	—	—	—	—	—	—	207,259	—	—	207,259
Balance at December 31, 2004	—	$—	9,806,946	$981	—	$—	$108,564,776	$(3,163,876)	$(88,668,031)	$16,733,850
Net loss	—	—	—	—	—	—	—	—	(1,514,443)	(1,514,443)
Issuance of common stock	—	—	220,899	22	—	—	1,217,846	—	—	1,217,846
Issuance of restricted common stock	—	—	181,743	18	—	—	1,954,274	(1,954,292)	—	—
Options with intrinsic value to employees	—	—	—	—	—	—	(12,000)	12,000	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,959,329	—	1,959,329
Tax benefits from employee stock option plans	—	—	—	—	—	—	6,397	—	—	6,397
Balance at December 31, 2005	—	$—	10,209,588	$1,021	—	$—	$111,731,293	$(3,146,839)	$(90,182,474)	$18,403,001
Net loss	—	—	—	—	—	—	—	—	(8,220,415)	(8,220,415)
Issuance of common stock	—	—	247,808	25	—	—	713,062	—	—	713,087
Issuance of restricted common stock	—	—	52,465	6	—	—	(6)	—	—	—
Exercise of stock warrants	—	—	92,859	9	—	—	191,991	—	—	192,000
Removal of opening deferred stock compensation balance upon adoption of SFAS 123(R)	—	—	—	—	—	—	(3,146,839)	3,146,839		—
Amortization of stock-based compensation	—	—	—	—	—	—	3,836,781	—	—	3,836,781
Issuance of stock warrants	—	—	—	—	—	—	1,290,566	—	—	1,290,566
Balance at December 31, 2006	—	$—	10,602,720	$1,061	—	$—	$114,616,848	$—	$(98,402,889)	$16,215,020

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(8,220,415)	$(1,514,443)	$1,874,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	655,334	493,672	162,318
Common stock issued for services	—	—	215,800
Stock-based compensation	3,836,781	1,959,329	1,125,760
Tax benefits from employee stock option plans	—	6,397	207,259
Amortization of discounts on convertible notes payable	146,776	10,335	95,793
Amortization of debt issuance costs	35,757	—	23,340
Amortization of intangible asset	138,051	34,366	—
Loss on retirement of convertible note payable	1,348,805	—	—
Write-off of receivable from common stock issued to Ascend	—	556,493	—
Loss on disposal of equipment and fixtures	14,196	—	30,398
Provision for doubtful accounts	383,565	—	21,100
Common stock received for services	—	—	(461,933)
Unrealized (gain) loss on securities owned	2,172,407	(1,491,688)	29,571
Changes in operating assets and liabilities:
Marketable and non-marketable securities owned	(203,536)	(5,558,454)	(923,230)
Restricted cash	(1,821)	(2,606)	(125,000)
Due from clearing broker	421,307	(185,276)	(12,165)
Accounts receivable	(789,908)	(550,295)	(1,102,257)
Prepaid expenses and other assets	(786,306)	(474,907)	(596,998)
Accounts payable	220,485	468,387	252,036
Commissions and bonus payable	2,975,913	78,657	1,834,047
Accrued liabilities	84,171	956,932	1,813,339
Due to clearing and other brokers	(107,684)	19,593	(55,790)
Net cash provided by (used in) operating activities	2,323,878	(5,193,508)	4,407,674
Cash flows from investing activities:
Purchase of equipment and fixtures	(78,216)	(203,665)	(546,899)
Acquisition of Catalyst	(58,558)	(353,882)	—
Investment in MCF Navigator fund	(7,500,000)	—	—
Redemption from MCF Navigator fund	7,500,000	—	—
Proceeds from sale of equipment and fixtures	—	—	2,000
Net cash used in investing activities	(136,774)	(557,547)	(544,899)
Cash flows from financing activities:
Proceeds from the issuance of common stock	603,070	591,648	6,579,377
Proceeds from the exercise of stock options and warrants	302,017	126,220	1,020,158
Proceeds from convertible debenture and stock warrant	7,500,000	—	—
Repayment of convertible debenture	(7,500,000)	—	—
Debt service principal payments	(484,524)	(1,287,003)	(146,155)
Net cash provided by (used in) financing activities	420,563	(569,135)	7,453,380
Increase (decrease) in cash and cash equivalents	2,607,667	(6,320,190)	11,316,155
Cash and cash equivalents at beginning of year	11,138,923	17,459,113	6,142,958
Cash and cash equivalents at end of year	$13,746,590	$11,138,923	$17,459,113

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS— (Continued)

	Year ended December 31,
	2006	2005	2004
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$323,345	$99,442	$101,613
Income taxes	$18,800	$179,147	$311,928
Non-cash investing and financing activities:
Conversion of notes payable to common stock	$—	$—	$450,000
Issuance of restricted stock	$—	$1,954,292	$2,875,211
Issuance of treasury stock	$—	$—	$230,853
Stock warrants issued to investors	$—	$—	$1,212,399
Issuance / cancellation of stock options with intrinsic value	$—	$12,000	$139,250
Preferred stock dividends	$—	$—	$92,757
Purchase of equipment and fixtures with capital lease	$799,709	$625,445	$488,193
Conversion of preferred stock to common stock	$—	$—	$86
Acquisition of Catalyst	$—	$74,940	$—

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

MCF Corporation is a financial services holding company that provides investment banking, equity research, institutional brokerage and asset management through its operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC. Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and growth-oriented institutional investors. MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the National Association of Securities Dealers, Inc. and Securities Investor Protection Corporation.

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

In December 2001, the Company acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. The Company formed MCF Asset Management, LLC in January 2004 and MCF Wealth Management, LLC in January 2005 as wholly owned subsidiaries. MCF Wealth Management, LLC is accounted for as discontinued operations in these consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2006, MCF Corporation wholly owned three U.S. subsidiaries that have been consolidated in the accompanying financial statements. The subsidiaries are Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Restricted Cash

Restricted cash includes cash deposited with our clearing broker and cash collateral for a stand-by letter of credit with a commercial bank.

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Fair values of the financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, the Company values these instruments based on management's estimates. The fair value of these securities is subject to a high degree of volatility and may be susceptible to significant fluctuation in the near term. Securities that contain resale restrictions are stated at a discount to the value of readily marketable securities. Stock warrants are carried at a discount to fair value as determined by using the Black-Scholes Option Pricing model due to illiquidity.

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

Discontinued Operations and Assets Held For Sale

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. For businesses classified as discontinued operations, statement of operations results are reclassified from their historical presentation to discontinued operations in the consolidated statements of operations for all periods presented. The gains or losses associated with these divested businesses are recorded in income (loss) from discontinued operations in the consolidated statements of operations. Additionally, segment information does not include the results of businesses classified as discontinued operations.

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

Share-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123 (Revised 2004), “Share-Based Payment,” or SFAS 123(R),which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in the Company's employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2006 was $3,837,000.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $1,959,000 for the year ended December 31, 2005 and $1,116,000 for the year ended December 31, 2004 was solely related to non-vested stock awards and stock options granted with intrinsic value that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company's consolidated statements of operations because the exercise price of nearly all of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company's consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the year ended December 31, 2004 by dividing net income less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2006 and 2005, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Concentrations

Substantially all of the Company’s cash and cash equivalents are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

As of December 31, 2006, the Company owned 5,000,000 shares of Points International in its proprietary trading account with a fair market value of $3,200,000. The Company did not own any concentrated security positions as of December 31, 2005.

During 2006, no sales professional accounted for more than 10% of revenue, while one sales professional accounted for 12% of revenue in 2005 and 15% of revenue in 2004. During 2006 and 2005, no single customer accounted for more than 10% of revenue while one customer accounted for 10% of revenue during 2004.

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

Segment Reporting

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and MCF Wealth Management, LLC. Accordingly, the Company operated in three reportable operating segments in the United States during 2006 and 2005. However, only Merriman Curhan Ford & Co. produced financial results that were material to the Company. As of December 31, 2006, MCF Wealth Management, LLC has been classified as held for sale and the results of operations for this subsidiary have been treated as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. Interpretation No. 48 requires that the tax effects of a position be recognized only if it is “more-likely- than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. The Company will adopt Interpretation No. 48 on January 1, 2007 and is currently assessing the potential impact on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The Company does not believe the adoption of this statement will have a material impact on its financial condition, results of operations or cash flows.

3. Securities Owned

The Company trades equity and debt securities for clients in a broker or dealer capacity. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions. As of December 31, 2006 and 2005, fair value of marketable equity securities owned by the Company was approximately $7,493,000 and $8,628,000, respectively.

Securities owned that are not readily marketable consisted of notes receivable, convertible notes receivable, unregistered common stock and stock warrants. As of December 31, 2006 and 2005, the discounted fair value of the securities owned that are not readily marketable was approximately $1,118,000 and $1,066,000, respectively, based on management estimates.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

4. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2006	2005
Computer equipment	$723,751	$597,470
Furniture and equipment	1,051,994	729,675
Software	151,821	151,821
Leasehold improvements	1,023,729	621,270
	2,951,295	2,100,236
Less accumulated depreciation	(1,364,665)	(722,001)
	$1,586,630	$1,378,235

Equipment and fixtures purchased with capital lease financing during 2006 and 2005 were $800,000 and $625,000, respectively.

5. Notes Payable, Convertible Notes Payable and Lines of Credit

Notes payable and convertible notes payable outstanding at December 31, 2006 and 2005 consisted of the following amounts, presented net of certain discounts:

	December 31,
	2006	2005
Convertible notes payable issued in 2003	$187,079	$176,741
Note payable issued to Donald Sledge	$138,571	$231,772

Interest payable in connection with the notes described below is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2006 and 2005, interest payable amounted to $29,000 and $2,000, respectively.

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes bear interest at 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes can be converted to common stock at a rate of $1.40 per share. In connection with the private placement, the Company issued warrants to purchase 178,300 shares of common stock with an exercise price of $2.10 per share and a five-year term. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount is being amortized over the five-year term. In October 2003, notes payable with a face amount of $500,000 were converted under their original terms into 51,021 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000. In December 2004, notes payable with a face amount of $300,000 were converted under their original terms into 30,613 shares of common stock resulting in the accelerated amortization of discounts in the amount of $50,000. Amortization of discounts during 2006 and 2005 was approximately $10,000. The remaining unamortized discount as of December 31, 2006 was $13,000.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Note Payable Held By Donald Sledge

During 2001, the Company renegotiated the severance terms included in its employment agreement with Donald Sledge, the former Chairman and CEO of the Company. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due May 2003. Interest was payable at the maturity of the two-year term. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%. Mr. Sledge is a member of the Company’s Board of Directors.

Convertible Note Payable Issued in 2006

In March 2006, the Company completed a $7.5 million private placement of a variable rate secured convertible debenture with a detachable stock warrant. The issue was placed with Midsummer Investment, Ltd (“Midsummer”). The Company invested the proceeds in one of the proprietary funds managed by MCF Asset Management, LLC, a wholly owned subsidiary. The debenture bears interest at a variable rate based on the annual investment performance of the investment in the proprietary funds managed by MCF Asset Management, LLC. The maturity date of the note was December 31, 2010.

The debenture was convertible into the Company's common stock at a conversion price of $9.87 per share, subject to certain anti-dilutive adjustments. Midsummer could have elected to convert the debenture into common stock of the Company at the conversion price at any time following the closing date. The Company could have redeemed all or part of the debenture after three years at 110% of the principal amount being redeemed. The Company could have elected to force conversion of the debenture into common stock if the Company's common stock trades above $34.58 for 20 consecutive trading days. The debenture contained covenants that could have precluded the Company from issuing additional debt over a specified limit, entering into certain new liens on company assets, repurchasing stock or paying dividends when the debenture remains outstanding with balance of at least $2 million. The maturity date of the notes was December 31, 2010. Stock warrants to purchase 267,858 shares of common stock at $9.87 per share were also issued to the investor. The stock warrants have a six year term.

The $7,500,000 raised in the transaction described above was accounted for under generally accepted accounting principles, primarily APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. The Company accounted for this transaction as the issuance of convertible debt, an embedded derivative referred to as a participation interest obligation, and a detachable stock warrant.  The $7,500,000 was allocated to the derivative using its fair value with the balance allocated to the debt and the stock warrant based on their relative fair value as determined by management. During the third quarter of 2006, the Company obtained an appraisal from a third party to support the fair market values used to allocate the proceeds. Management's initial estimates were adjusted to the appraisal amounts.

The fair value of the stock warrant of $1,291,000 was recorded as a discount to the convertible debenture and an increase to additional paid-in capital. The fair value of the participation interest obligation of $2,276,000 was also treated as a discount to the convertible debenture and was based on a forecast of future cash flows to be paid to the lender discounted at a risk adjusted yield.  The discount to the convertible debenture of $3,567,000 was amortized to interest expense using the level yield method over the term of the debenture.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

In December 2006, the Company repaid the $7.5 million variable rate secured convertible note. The proceeds to repay the $7.5 million convertible note were provided by redemption from the MCF Navigator fund. Midsummer retained the stock warrant to purchase 267,858 shares of common stock. The Company recorded a loss on the repayment of the convertible note in the amount of $1,349,000 which consisted of $1,154,000 for the write-off of the unamortized discount related to the stock warrant and $195,000 for the write-off the unamortized debt issuance costs.

Line of Credit

The Company has a line of credit with a commercial bank that provides borrowing availability up to $3,000,000. The line of credit is secured by the assets of the Company and is due upon demand. The interest rate on amounts borrowed is payable monthly at the prime interest rate. As of December 31, 2006, there was no borrowing under this line of credit.

6. Stockholders’ Equity

Reverse Stock Split

At the Company’s annual meeting on May 5, 2006, stockholders approved a proposal to authorize the Board of Directors, in its discretion, to affect a one-for-seven reverse stock split at anytime prior to the 2008 annual meeting, without further action by stockholders. On August 4, 2006, the Company’s Board of Directors approved a one-for-seven reverse stock split of the Company’s common stock. The reverse stock split became effective at 11:59 pm, Eastern Time, on November 15, 2006. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock.

The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company’s Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock and 27,450,000 shares of preferred stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

Common Stock

In May 2005, the Company entered into a stock purchase agreement with Ascend Services Ltd., or Ascend. The Company issued 154,107 shares of its common stock and Ascend issued an unsecured promissory note payable to the Company in the amount of $1.5 million. The shares were initially held in escrow. Upon Ascend achieving specified milestones related to its credit standing, the 154,107 shares of common stock would be released from escrow in three installments of 51,369 shares each and provided to Ascend. Upon satisfaction of the conditions specified in the escrow agreement and simultaneous with the release of the related stock certificates, the related amount of the promissory note became effective and started accruing interest. The promissory note accrued interest at 10% per annum and matured on February 28, 2006.

Ascend was attempting to raise capital financing in order to enter the reinsurance business. In May 2005, the Company released the first installment of 51,369 shares of common stock to Ascend while the related promissory note with a face value of $500,000 became effective. In December 2005, the Company learned that Ascend had not been able to execute on their business plan and would not have the financial resources to repay the Company’s $500,000 note receivable at maturity. As a result, the Company recorded a charge to other operating expense in 2005 to write-off the $500,000 note receivable balance. The remaining 102,738 shares of common stock were returned to the Company from escrow in February 2006. In April 2006, the Company entered into a settlement agreement with Ascend. As a result, the Company reversed the $500,000 charge to write-off the note receivable balance upon the receipt of $500,000 in April 2006.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

In August 2004, London Merchant Securities plc, or LMS, made a private investment of $6,000,000 in MCF Corporation. The Company issued 659,341 shares of common stock to LMS at $9.10 per share. The $9.10 value attributed to the 659,341 shares of common stock issued to LMS was based upon a negotiated discount to the fair market value of MCF Corporation’s quoted stock price over a specified time period. The discount was allowed in order induce LMS to purchase the unregistered shares in view of their lack of liquidity. LMS was also issued warrants to purchase an additional 197,803 shares of common stock at a price of $10.36 per share. The value attributed to the stock warrant was $1,212,399. The stock warrants are immediately exercisable from the issue date and have a four year exercise period. The Company registered these shares with the Securities and Exchange Commission in October 2004.

During 2004, investors of the Company’s convertible notes payable issued in 2001 and 2003 converted notes payable into 57,916 and 214,286 shares of common stock, respectively. Investors also converted shares of Series A preferred stock into 102,743 shares of common stock. Additionally, the Company issued 19,715 shares of its common stock to certain former holders of the Series A convertible preferred stock pursuant to anti-dilution provisions in the Certificate of Designation of the Series A preferred stock.

As of December 31, 2003, the Company held 11,429 shares of treasury stock with a basis of $363,661. During 2004, the 11,429 shares were issued out of treasury. The Company recorded a charge to accumulated deficit in the amount of $231,000 for the difference between the fair value of the 11,429 shares on the date of issuance and the basis in the treasury stock.

7. Acquisition and Disposition of Catalyst

In February 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor. The Company paid to the sole shareholder of Catalyst, or Catalyst Shareholder, $330,000 as initial consideration at the closing and placed into escrow 79,314 shares of common stock to be issued over the three year period following the closing date. The issuance of these shares was conditioned upon the Catalyst Shareholder being a full-time employee at the anniversary dates. The Catalyst Shareholder was entitled to additional consideration that would be payable in either cash or common stock at the Catalyst Shareholder's option. The additional consideration would be based on a multiple of revenue growth at the end of the first three anniversary dates from the closing.

With the adoption of SFAS 123(R) in January 2006, the Company treated the 79,314 common shares as a non-vested stock grant that vests over three years, subject to performance conditions. The Company initially determined that the issuance of the common stock over the service period was probable and recorded an expense of $23,000 per month over the three year service period. At the first anniversary date in February 2006, the Company issued 26,438 shares of common stock from escrow and paid $59,000 to the Catalyst Shareholder for additional consideration that resulted from growth in the Catalyst revenue. The additional consideration was recorded as an increase in the intangible assets acquired.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

In December 2006, the Company decided to sell Catalyst to an entity controlled by the Catalyst Shareholder. In January 2007, the Company sold Catalyst to the Mallory Acquisition Corp. for $282,000 and 79,314 shares of MCF Corporation common stock. An impairment loss was recognized in 2006 in the amount of $92,000, which is presented as “Other expenses” in the table below to reduce the carrying value of this business to its estimated fair value less costs to sell. During 2006, the Company recorded approximately $47,000 as stock-based compensation expense resulting from the 26,438 shares issued from escrow in February 2006.

As of December 31, 2006, Catalyst is being accounted for as held for sale in accordance with SFAS 144. As a result, the revenue and expenses of Catalyst and MCF Wealth Management, LLC for 2006 and 2005 have been reclassified and included in discontinued operations in the consolidated statements of operations.

The following revenue and expenses have been reclassified as discontinued operations for the years ended December 31, 2006 and 2005:

	2006	2005
Revenue	$865,808	$654,405
Operating expenses:
Compensation and benefits	736,536	462,720
Professional services	34,834	10,722
Occupancy and equipment	121,794	63,781
Communications and technology	15,410	11,094
Depreciation and amortization	56,137	37,873
Travel and entertainment	72,260	35,104
Other expenses	156,563	48,166
	1,193,534	669,460
Operating loss	(327,726)	(15,055)
Interest income, net	3,513	1,324
Net loss	$(324,213)	$(13,731)

The following assets and liabilities of operations held for sale have been included in the consolidated statements of financial condition as of December 31, 2006 and 2005:

	December 31,
	2006	2005
Assets:
Cash and cash equivalents	$68,503	$164,118
Accounts receivable	11,155	374
Furniture and equipment	34,234	8,710
Intangible assets, net of accumulated amortization of $172,417	314,963	394,456
Prepaid expenses and other assets	24,024	27,128
	$452,879	$594,786
Liabilities:
Accounts payable	—	9,874
Commissions and bonus payable	8,368	11,652
Accrued liabilities	87,176	180,953
Capital leases	—	1,273
	$95,544	$203,752

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

8. Share-Based Compensation Expense

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors' Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company's common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2006 and 2005 there were no shares subject to repurchase.

As of December 31, 2006, there were 4,991,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of December 31, 2006, 370,004 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the year ended December 31, 2006 was $1,336,000.

The following table is a summary of the Company's stock option activity for the three years ended December 31, 2006:

	2006		2005		2004
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price
Outstanding at beginning of year	3,324,358	$6.24	3,078,001	$6.25	3,135,225	$6.15
Granted	398,538	6.27	460,538	8.77	265,366	11.59
Exercised	(52,819)	(2.08)	(33,938)	(2.77)	(122,825)	(3.64)
Canceled	(99,707)	(10.38)	(180,243)	(13.55)	(199,765)	(13.39)
Outstanding at end of year	3,570,370	$6.19	3,324,358	$6.24	3,078,001	$6.25
Exercisable at end of year	2,934,029	$6.00	2,677,958	$6.02	2,456,107	$6.13

The total intrinsic value of options exercised during the year ended December 31, 2006 was $296,000.

The following table summarizes information with respect to stock options outstanding at December 31, 2006, based on the Company’s closing stock price on December 29, 2006 of $4.75 per share:

	Options Outstanding at December 31, 2006				Vested Options at December 31, 2006
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.35 -- $ 3.50	2,080,468	6.09	$2.95	$3,750,252	2,055,387	$2.95	$3,690,858
$ 3.51 -- $ 7.00	513,183	7.19	$4.52	118,853	284,101	3.97	222,082
$ 7.01 -- $14.00	681,051	8.17	$8.89	--	298,873	9.51	--
$14.01 -- $28.00	256,381	3.85	$22.04	--	256,381	22.04	--
$28.01 -- $49.00	39,287	3.15	$49.00	--	39,287	49.00	--
	3,570,370	6.45	$6.19	$3,869,105	2,934,029	$6.00	$3,912,940

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

As of December 31, 2006, total unrecognized compensation expense related to unvested stock options was $2,783,000. This amount is expected to be recognized as expense over a weighted-average period of 1.3 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three years ended December 31, 2006 was $1,915,000, $, $1,885,000 and $1,023,000, respectively.

The following table is a summary of the Company's non-vested stock activity, based on the Company’s closing stock price on December 29, 2006 of $4.75 per share:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2003	335,679	$3.68
Granted	229,840	12.99
Vested	(45,692)	(4.27)
Canceled	(28,934)	(3.78)
Balance as of December 31, 2004	490,893	$7.38	$3,623,000
Granted	324,561	10.38
Vested	(91,240)	(5.74)
Canceled	(142,802)	(9.91)
Balance as of December 31, 2005	581,412	$7.84	$4,558,000
Granted	90,003	7.16
Vested	(327,900)	(4.19)
Canceled	(37,506)	(10.78)
Balance as of December 31, 2006	306,009	$10.04	$3,072,000

The total intrinsic value of non-vested stock which vested during the year ended December 31, 2006 was $1,374,000.

 As of December 31, 2006, total unrecognized compensation expense related to non-vested stock was $1,578,000. This expense is expected to be recognized over a weighted-average period of 1.00 years.

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of December 31, 2006, 364,304 shares have been authorized by the stockholders of the Company for issuance under the ESPP, of which 319,447 have been issued. Compensation expense for ESPP during the year ended December 31, 2006 was $539,000.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

As of December 31, 2006, unrecognized compensation expense related to the ESPP was $173,000. This amount is expected to be recognized as expense over a weighted-average period of 0.77 year.

Share-Based Compensation under SFAS 123(R) for 2006 and APB 25 for 2005 and 2004

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to the Company’s employees and directors including stock options, non-vested stock, and stock purchased under the Company’s ESPP.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense of $1,959,000 for the year ended December 31, 2005 was solely related to share-based awards resulting from non-vested stock awards and stock options granted with intrinsic value that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statements of operations because the exercise price of nearly all of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005 and 2004

If the Company had recognized compensation expense over the relevant service period under the fair value method consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” with respect to stock options granted for the two years ended December 31, 2005, net income (loss) would have changed, resulting in pro forma net income (loss) and pro forma net income (loss) per share as presented below:

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

	2005	2004
Net income (loss), as reported	$(1,514,443)	$1,874,286
Add: Stock-based employee compensation expense included in the reported net income (loss)	74,812	93,078
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,897,647)	(1,838,982)
Pro forma net income (loss)	$(3,337,278)	$128,382
Net income (loss) per share, as reported:
Basic	$(0.16)	$0.22
Diluted	$(0.16)	$0.17
Net income (loss) per share, pro forma:
Basic	$(0.35)	$0.02
Diluted	$(0.35)	$0.01

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years. The pro forma share based compensation expense for the twelve months ended December 31, 2005 has increased by $293,000 since it was initially disclosed in the Annual Report on Form 10-K for the year of 2005. The increase primarily relates to the accounting for the contingent shares issuable to the Catalyst Shareholder that is subject to performance conditions. The Company determined in 2005 that the issuance of the common stock over the service period is probable and should have disclosed $23,000 per month as pro forma expense from March to December 2005.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of each stock option granted for 2006, 2005 and 2004 was $3.59, $5.55 and $6.58, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2005, 2004 and 2003:

	2006	2005	2004
Volatility	81%	94%	100%
Average expected term (years)	4.4	3.7	2.0
Risk-free interest rate	4.75%	3.85%	2.40%
Dividend yield	—	—	—

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and currently do not plan to declare dividends on our common stock.

As share-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience.

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

Assumptions for Non-Vested Stock Awards under SFAS 123(R) and SFAS 123

The fair value of each non-vested stock award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of the non-vested stock granted under the Company’s stock option plans for 2006, 2005 and 2004 was $7.16, $10.38 and $13.00 per share, respectively.

Assumptions for Employee Stock Purchase Plan Awards under SFAS 123(R)

The fair value is determined as of the grant date, using the graded vesting approach. Under the graded vesting approach, the 24-month ESPP offer period, which consists of four, six-month purchase periods, is treated for valuation purposes as four separate option tranches with individual lives of six, 12, 18 and 24 months, each commencing on the initial grant date. Each tranche is expensed straight-line over its individual life.

9. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during 2006, 2005 and 2004.

10. Income Taxes

Income tax expense consisted of the following for the three years ended December 31, 2006:

	2006	2005	2004
Current:
Federal	$—	$—	$213,165
State	—	142,425	36,579
Total	$—	$142,425	$249,744

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the three years ended December 31, 2006:

	2006	2005	2004
Federal statutory income tax rate (benefit)	(34%)	(34%)	34%
State income taxes	(5)	3	2
Loss on retirement of convertible note payable	5	—	—
Permanent differences	13	10	6
Losses for which no benefit has been recognized	21	31	(30)
Effective tax rate	—%	10%	12%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2006 and 2005 are presented as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$20,834,803	$19,266,395
Stock options and warrants for services	12,771,213	11,741,067
Other	26,370	(20,759)
Total deferred tax assets	33,632,386	30,986,703
Valuation allowance	(33,632,386)	(30,986,703)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $2,646,000. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2006, the Company had federal and state operating loss carryforwards of approximately $56,279,000 and $31,660,000, respectively. If not earlier utilized, the federal net operating loss carryforward will expire between 2019 and 2026 and the state loss carryforward will expire between 2006 and 2016.

Utilization of the net operating loss carry-forwards and credits is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of a portion of net operating loss carryforwards before utilization.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS No. 109 by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. Interpretation No. 48 requires that the tax effects of a position be recognized only if it is “more-likely- than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statement to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. The Company will adopt Interpretation No. 48 on January 1, 2007 and is currently assessing the potential impact on its financial statements.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

11. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	2006	2005	2004
Net income (loss)	$(8,220,415)	$(1,514,443)	$1,874,286
Preferred stock dividends	—	—	(92,757)
Net income (loss) available to common stockholders—basic and diluted	$(8,220,415)	$(1,514,443)	$1,781,529
Weighted-average number of common shares—basic	9,989,265	9,500,748	8,368,293
Assumed exercise or conversion of all potentially dilutive common shares outstanding	—	—	2,799,582
Weighted-average number of common shares—diluted	9,989,265	9,500,748	11,167,875
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.79)	$(0.16)	$0.21
Loss from discontinued operations	(0.03)	—	—
Net income (loss)	$(0.82)	$(0.16)	$0.21

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.79)	$(0.16)	$0.16
Loss from discontinued operations	(0.03)	—	—
Net income (loss)	$(0.82)	$(0.16)	$0.16

Basic earnings (loss) per share is computed by dividing net income (loss), less dividends on preferred stock, by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated for 2004 by dividing net income, less dividends on preferred stock, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for 2006 and 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $6.41, $8.68 and $12.74 per share for 2006, 2005 and 2004, respectively.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2006	2005	2004
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	1,397,022	1,150,239	769,351
Weighted average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	1,833,389	2,450,587	—
Weighted average shares issuable upon conversion of the convertible notes payable	704,960	142,858	360,572
Weighted average shares issuable upon conversion of the convertible preferred stock	—	—	25,582
Weighted average shares contingently issuable	73,402	136,376	—
Total common stock equivalents excluded from diluted net income (loss) per share	4,008,773	3,880,060	1,155,505

12. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2006, consisting of debt service payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2007	$106,775	$2,008,017	$647,858
2008	243,990	1,263,403	493,075
2009	—	832,568	273,834
2010	—	869,731	—
2011	—	709,898	—
Thereafter	—	—	—
Total commitments	$350,765	$5,683,617	$1,414,767

The Company leases its San Francisco corporate office under a noncancelable operating lease which expires in August 2011. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,043,000, $1,006,000 and $753,000 in 2006, 2005 and 2004, respectively.

Legal Proceedings

Thomas O’Shea v. Merriman Curhan Ford & Co.

In June 2006, Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Mr. O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruits, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the discovery stage and an arbitration hearing is scheduled for June 2007. The Company believes that it has meritorious defenses and intends to contest these claims vigorously. However, in the event that the Company did not prevail, based upon the facts known to date, the Company does not believe that the outcome will have a material effect on its financial position, financial results or cash flows.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

Westerman v. Western Capital Financial Group — NASD Arbitration

In May 2005, Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Ms. Westerman. The claim named Western Capital Financial Group as one of several defendants. Western Capital Financial Group is the predecessor name of Merriman Curhan Ford & Co., the California corporation. The Western Capital Financial Group name was effective from September June 26, 1986 to July 14, 1998. On May 1, 2006, the Company reached settlement with Claimant who accepted $8,500 to resolve the dispute. Merriman Curhan Ford & Co. has been dismissed from the arbitration and the matter is resolved.

In re Odimo Incorporated Securities Litigation

Merriman Curhan Ford & Co. was a defendant in a purported class action suit brought in connection with a registered offering involving Odimo Incorporated in which Merriman Curhan Ford & Co. served as co-manager for the company. The complaint, filed in the 17th Judicial Circuit Court for Broward County in Florida on September 30, 2005, alleged violations of federal securities laws against Odimo and certain of its officers as well as the company’s underwriters, including Merriman Curhan Ford & Co., based on alleged misstatements and omissions in the registration statement. Recently, similar cases were consolidated and lead plaintiff’s counsel was assigned. Thereafter, an amended complaint was filed and the underwriters, including Merriman Curhan Ford & Co., were not named as defendants. This matter is now resolved.

Other Matters

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to its business.

13. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2006 and 2005, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2006. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Credit Risk

The Company’s broker-dealer subsidiary functions as an introducing broker that places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers. Through indemnification provisions in agreements with clearing organizations, customer activities may expose the Company to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. The Company seeks to control the risks associated with customer activities through customer screening and selection procedures as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

14. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2006, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $4,593,000, which exceeded the amount required by $3,150,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

15. Related Party Transactions

As described in Note 5, the Company issued a $400,000 convertible note payable during 2001 to the former Chairman and CEO of the Company in connection with severance terms included in his employment agreement. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a five year fully amortizing note payable. As of December 31, 2006, the remaining principal amount of the note payable was $139,000. Mr. Sledge currently serves as a member of the Company’s Board of Directors.

From time to time, officers, directors, employees and/or certain large stockholders of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

MCF CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − CONTINUED

16. Acquisition of MedPanel, Inc.

On November 6, 2006, the Company signed a definitive agreement to acquire MedPanel, Inc., a privately-held company based in Cambridge, Massachusetts. MedPanel, Inc. is an online medical market intelligence firm that serves life sciences companies and health care investors through its proprietary methodologies and vast network of leading physicians, medical researchers, allied health professionals and other important health care constituencies. Under the terms of the merger agreement, the Company will pay $6.5 million in common stock for MedPanel, Inc. Additionally, the selling stockholders will be entitled to additional consideration on the third anniversary from the closing which is based upon MedPanel achieving specific revenue and profitability milestones. The payment of the incentive consideration will be 50% in cash and 50% in the Company’s common stock and may not exceed $11,455,000. The Company will register the $6.5 million of common stock for resale with the Securities and Exchange Commission prior to the closing of the transaction. The consummation of the acquisition is subject to the effectiveness of the registration statement with the Securities and Exchange Commission.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The financial statements included in this report have been audited by Ernst & Young LLP, independent auditors, as stated in their audit report appearing herein.

During the year ended December 31, 2006 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures—We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting—Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls—No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
MCF Corporation and subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MCF Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Francisco, California
February 12, 2007

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information concerning each of the Directors and executive officers of MCF Corporation:

Name	Age	Position
D. Jonathan Merriman	46	Chairman of the Board of Directors and Chief Executive Officer
Gregory S. Curhan	45	Executive Vice President
Robert E. Ford	46	President and Chief Operating Officer
John D. Hiestand	38	Chief Financial Officer
Christopher L. Aguilar	44	General Counsel
Patrick H. Arbor	70	Director
Anthony B. Helfet	61	Director
Raymond J. Minehan	65	Director
Scott Potter	38	Director
Dennis G. Schmal	59	Director
Donald H. Sledge	66	Director
Ronald E. Spears	58	Director
Steven W. Town	46	Director

D. Jonathan Merriman has served as our Chairman and Chief Executive Officer from February 2002. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to MCF Corporation. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full-service institutional investment bank, MCF Corporation. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations and currently holds seats on the Board of Directors of MCF Corporation, Leading Brands, Inc. and Points International Ltd.

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

Patrick H. Arbor has served as a member of our Board of Director since February 2001 and has served as a member of the audit committee since April 2001. Mr. Arbor is currently Chairman of United Financial Holdings Inc., a bank holding company. Mr. Arbor has been a principal of the trading firm of Shatkin-Arbor & Co. from 1997 to the present time. He is a longtime member of the Chicago Board of Trade (CBOT), the world’s oldest derivatives exchange, serving as the organization’s Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor’s other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

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

Raymond J. Minehan has served as a member of our Board of Directors and as a member of our audit committee and compensation committee since August 2003. Since May 2005, Mr. Minehan has served as Chief Financial Officer for the Conservation and Liquidation Office of the State of California. From February 2002 to May 2005, Mr. Minehan was retired. From February 2001 to February 2002, Mr. Minehan served as the Chief Financial Officer at Memestreams, Inc., a startup company that was developing information management software. From January 1997 to August 2000, he served as the Chief Administrative Officer at Sutro & Co. where he was responsible for all administrative functions including finance, management information systems, telecommunications, operations, human resources and facilities. From 1989 to 1997, he served as chief financial officer at Hambrecht & Quist, Inc. From 1972 to 1989, Mr. Minehan served as a partner with Arthur Andersen LLP. Mr. Minehan served in the United States Air Force as a navigator assigned to the Strategic Air Command as B-52 navigator/electronic warfare officer. He attained the rank of Captain. Mr. Minehan received his Bachelor of Arts degree in Finance from Golden Gate University.

Scott Potter became a Director of MCF Corporation in August 2004. From February 2005 until the present, he has served as a Managing General Partner of San Francisco Equity Partners (SFEP), a private equity firm focused on expansion stage companies within the information technology, media, consumer, and service industries. Prior to founding SFEP in February 2005, Mr. Potter served as Director of LMS Capital, the venture capital arm  of London Merchant Securities plc (LON:LMSO) from January 2003 to February 2005, where Mr. Potter oversaw LMS’ North American Private Equity portfolio. Prior to joining LMS, Mr. Potter held the position of Senior Vice President, Field Operations at Inktomi Corporation from August 2002 to January 2003 where he had responsibility for Inktomi’s sales force, business development, consulting services, and field offices. From January 2000 to August 2002, Mr. Potter served as President and CEO of Quiver, Inc., an enterprise software company funded by some of the world’s leading Venture Capital firms. Under Mr. Potter’s leadership, Quiver became a leading company in the Information Management space, and ultimately was acquired by Inktomi in August of 2002. Prior to his tenure at Quiver, Mr. Potter was Executive Vice President in charge of business development and corporate development at Worldres, Inc., an online travel technology company. Mr. Potter’s career began as an attorney for one of Silicon Valley’s leading law firms, Venture Law Group. A frequent speaker at technology industry conferences and investor forums, Mr. Potter holds a BA in Industrial Psychology from the University of California at Berkeley and a JD Degree from UC Berkeley’s Boalt Hall School of Law. Mr. Potter currently serves as Chairman of The Guild, Inc. and serves on the board of directors of Method Products, Modviz, Penguin Computing, and Rave Motion Pictures.

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

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to the Company’s definitive 2007 Proxy Statement.

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

ITEM 11. EXECUTIVE COMPENSATION

The information is incorporated by reference to the Company’s definitive 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated by reference to the Company’s definitive 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated by reference to the Company’s definitive 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information is incorporated by reference to the Company’s definitive 2007 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
February 14, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Jonathan Merriman	Chairman of the Board and	February 14, 2007
D. Jonathan Merriman	Chief Executive Officer
/s/ John D. Hiestand	Chief Financial Officer and	February 14, 2007
John D. Hiestand	Principal Accounting Officer
/s/ Patrick H. Arbor	Director	February 14, 2007
Patrick H. Arbor
/s/ Anthony B. Helfet	Director	February 14, 2007
Anthony B. Helfet
/s/ Raymond J. Minehan	Director	February 14, 2007
Raymond J. Minehan
/s/ Scott Potter	Director	February 14, 2007
Scott Potter
/s/ Dennis G. Schmal	Director	February 14, 2007
Dennis G. Schmal
/s/ Donald H. Sledge	Director	February 14, 2007
Donald H. Sledge
/s/ Ronald E. Spears	Director	February 14, 2007
Ronald E. Spears
/s/ Steven W. Town	Director	February 14, 2007
Steven W. Town

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

4.1	Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001).

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

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005).

10.45	Employment Agreement between MCF Corporation and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46	Employment Agreement between MCF Corporation and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

21.1	List of Subsidiaries of MCF.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+ Represents management contract or compensatory plan or arrangement.