Form 10-K/A
period 2006-12-31
MCF CORP
filed 2007-03-26
CIK 826683

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of MCF Corporation for the fiscal year ended December 31, 2006 is being filed for the purpose of adding certain exhibits incorporated by reference in Part IV which were omitted from the Annual Report on Form 10-K of MCF Corporation filed on February 15, 2007 (the “Original Filing”). In addition, as required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing currently dated Rule 13a-14(a) certifications in connection with this Form 10-K/A and currently dated written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than the additional exhibits in Part IV are true or complete as of any date subsequent to the date of the Original Filing.

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
D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer
March 23, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ D. Jonathan Merriman	Chairman of the Board and	March 23, 2007
D. Jonathan Merriman	Chief Executive Officer
/s/ John D. Hiestand	Chief Financial Officer and	March 23, 2007
John D. Hiestand	Principal Accounting Officer
/s/ Patrick H. Arbor	Director	March 23, 2007
Patrick H. Arbor
/s/ Anthony B. Helfet	Director	March 23, 2007
Anthony B. Helfet
/s/ Raymond J. Minehan	Director	March 23, 2007
Raymond J. Minehan
/s/ Scott Potter	Director	March 23, 2007
Scott Potter
/s/ Steven W. Town	Director	March 23, 2007
Steven W. Town

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

4.1	Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001).

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

10.40
April 3, 2003 Series B Convertible Preferred Transaction: Form of Subscription Agreement and Investment Letter, Class B Warrant to purchase common stock, Certificate of Designation of Series B Convertible Preferred Stock and Registration Rights Agreement (incorporated by reference to Exhibit 10.40 to MCF’s Form 10-K for the year ended December 31, 2003).

10.41
April 24, 2003 Series C Convertible Preferred Transaction: Form of Subscription Agreement and Investment Letter, Class B Warrant to purchase common stock and Registration Rights Agreement (incorporated by reference to Exhibit 10.41 to MCF’s Form 10-K for the year ended December 31, 2003).

10.42
April 3, 2003, 3% Convertible Subordinated Note Transaction with Highfields entities: Form of Securities Purchase Agreement, Registration Rights Agreement, Class C Warrant to purchase common stock and 3% Convertible Subordinated Note (incorporated by reference to Exhibit 10.42 to MCF’s Form 10-K for the year ended December 31, 2003).

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