Form 10-Q
period 2007-03-31
MCF CORP
filed 2007-05-08
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

The number of shares of Registrant's common stock outstanding as of May 7, 2007 was 12,178,282.

Form 10-Q
For the Three Months Ended March 31, 2007

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2007 and 2006	2
Condensed Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2007 and 2006	4
Notes to Condensed Consolidated Financial Statements	5
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	22
ITEM 4. Controls and Procedures	23
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	24
ITEM 1A. Risk Factors	24
ITEM 6. Exhibits	29
Signatures
Certifications

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2007		2006
Revenue:
Commissions		$7,165,707	$8,698,128
Principal transactions		2,613,124	403,301
Investment banking		4,232,471	2,425,780
Other		311,842	33,093
Total revenue		14,323,144	11,560,302
Operating expenses:
Compensation and benefits		10,810,287	9,733,773
Brokerage and clearing fees		632,641	682,604
Professional services		381,478	441,323
Occupancy and equipment		442,528	381,821
Communications and technology		812,936	605,933
Depreciation and amortization		181,021	151,949
Travel and entertainment		469,202	518,516
Other		591,944	381,625
Total operating expenses		14,322,037	12,897,544
Operating income (loss)		1,107	(1,337,242)
Interest income		122,493	110,665
Interest expense		(54,344)	(69,091)
Income (loss) from continuing operations before income taxes		69,256	(1,295,668)
Income tax expense		─	─
Income (loss) from continuing operations		69,256	(1,295,668)
Loss from discontinued operations		─	(53,940)
Net income (loss)		$69,256	$(1,349,608)

Basic net income (loss) per share:
Income (loss) from continuing operations		$0.01	$(0.13)
Loss from discontinued operations	$	─	$(0.01)
Net income (loss)		$0.01	$(0.14)
Diluted net income (loss) per share:
Income (loss) from continuing operations		$0.01	$(0.13)
Loss from discontinued operations	$	─	$(0.01)
Net income (loss)		$0.01	$(0.14)
Weighted average common shares outstanding:
Basic		10,336,328	9,708,657
Diluted		11,459,376	9,708,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$12,608,622	$13,746,590
Securities owned:
Marketable, at fair value	7,247,956	7,492,914
Not readily marketable, at estimated fair value	1,428,044	1,489,142
Restricted cash	630,675	629,427
Due from clearing broker	813,727	551,831
Accounts receivable, net	1,937,808	2,715,271
Equipment and fixtures, net	1,399,685	1,586,630
Prepaid expenses and other assets	1,724,569	2,286,408
Total assets	$27,791,086	$30,498,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,259,833	$1,121,623
Commissions and bonus payable	3,288,085	7,711,805
Accrued expenses	1,866,129	2,285,670
Due to clearing and other brokers	13,465	11,114
Securities sold, not yet purchased	2,820,747	1,534,953
Capital lease obligation	1,136,623	1,292,378
Convertible notes payable, net	189,663	187,079
Notes payable	114,683	138,571
Total liabilities	10,689,228	14,283,193
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of March 31, 2007 and December 31, 2006; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of March 31, 2007 and December 31, 2006; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 10,641,823 and 10,602,720 shares issued and 10,615,385 and 10,602,720 shares outstanding as of March 31, 2007 and December 31, 2006, respectively	1,065	1,061
Additional paid-in capital	115,560,039	114,616,848
Treasury stock	(125,613)	—
Accumulated deficit	(98,333,633)	(98,402,889)
Total stockholders' equity	17,101,858	16,215,020
Total liabilities and stockholders' equity	$27,791,086	$30,498,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$69,256	$(1,349,608)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	181,021	163,851
Stock-based compensation	737,703	863,816
Contingent share-based compensation for Catalyst acquisition	—	70,325
Amortization of discounts on convertible notes payable	2,583	24,043
Amortization of debt issuance costs	—	1,334
Unrealized (gain) loss on securities owned	(1,378,395)	206,156
Provision for bad debt	10,245	—
Other	5,552	10,456
Changes in operating assets and liabilities:
Securities owned	2,970,245	(908,048)
Restricted cash	(1,248)	(2,758)
Due from clearing broker	(261,896)	(567,283)
Accounts receivable	756,063	225,091
Prepaid expenses and other assets	222,852	(437,216)
Accounts payable	138,210	195,619
Commissions and bonus payable	(4,423,720)	(1,723,484)
Accrued expenses	(323,997)	(518,817)
Due to clearing and other brokers	2,351	14,447
Net cash used in operating activities	(1,293,175)	(3,732,076)
Cash flows from investing activities:
Cash restricted for fund investment	—	(8,602,547)
Purchase of equipment and fixtures	(33,862)	(83,646)
Investment in Catalyst	—	(58,558)
Proceeds from sale of Catalyst	163,219	—
Net cash provided by (used in) investing activities	129,357	(8,744,751)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	102,937	277,462
Proceeds from the issuance of common stock	102,555	339,430
Proceeds from the issuance of note payable ($6,112,171) and stock warrant ($1,387,829)	—	7,500,000
Minority interest in fund	—	1,556,554
Debt service principal payments	(179,642)	(112,059)
Net cash provided by financing activities	25,850	9,561,387
Decrease in cash and cash equivalents	(1,137,968)	(2,915,440)
Cash and cash equivalents at beginning of period	13,746,590	11,138,923
Cash and cash equivalents at end of period	$12,608,622	$8,223,483

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$26,759	$19,958
Income taxes	$—	$1,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for MCF Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company's 2006 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Reverse Stock Split

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

Share-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, non-vested stock, and participation in the Company's employee stock purchase plan. The Company estimates fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company's consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company's consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate option-based compensation, the Company uses the Black-Scholes option pricing model, which is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Segment Reporting

The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co.and MCF Asset Management, LLC. Accordingly, the Company operated in two reportable operating segments in the United States during 2007 and 2006. However, only Merriman Curhan Ford & Co. produced financial results that were material to the Company. During 2006, the results of operations for MCF Wealth Management, LLC have been treated as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

New Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated statements of financial condition, operations and cash flows.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Share-Based Compensation Expense

Stock Options

As of March 31, 2007, there were 4,991,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of March 31, 2007, 362,091 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months ended March 31, 2007 and 2006 was $320,000 and $322,000, respectively.

The following table is a summary of the Company's stock option activity for the three months ended March 31, 2007:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2006	3,570,370	$6.19
Granted	23,150	4.87
Exercised	(39,583)	(2.60)
Canceled	(44,341)	(7.42)
Balance as of March 31, 2007	3,509,596	$6.20
Exercisable as of March 31, 2007	2,955,451	$6.05

 The following table summarizes information with respect to stock options outstanding at March 31, 2007:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 — $ 3.50	2,038,205	5.83	$2.95	$2,945,818	2,032,486	$2.95	$2,937,552
$ 3.51 — $ 7.00	516,819	7.17	$4.52	─	297,022	4.05	105,354
$ 7.01 — $14.00	658,904	7.91	$8.85	─	330,275	9.36	─
$14.01 — $28.00	256,381	3.60	$22.04	─	256,381	22.04	─
$28.01 — $49.00	39,287	2.91	$49.00	─	39,287	49.00	─
	3,509,596	6.22	$6.20	$2,945,818	2,955,451	$6.05	$3,042,906

As of March 31, 2007, total unrecognized compensation expense related to unvested stock options was $2,455,000. This amount is expected to be recognized as expense over a weighted-average period of 1.24 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months ended March 31, 2007 and 2006 was $361,000 and $454,000, respectively.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following table is a summary of the Company's non-vested stock activity for the three months ended March 31, 2007:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at March 31, 2006
Balance as of December 31, 2006	306,009	$10.04
Granted	45,154	4.96
Vested	(121,925)	(10.31)
Canceled	(16,050)	(8.67)
Balance as of March 31, 2007	213,188	$8.91	$938,027

As of March 31, 2007, total unrecognized compensation expense related to non-vested stock was $1,426,000. This expense is expected to be recognized over a weighted-average period of 1.03 years.

2002 Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of March 31, 2007, 21,565 shares were available for issuance under the ESPP. Compensation expense for ESPP during the three months ended March 31, 2007 and 2006 was $57,000 and $87,000, respectively.

As of March 31, 2007, unrecognized compensation expense related to the ESPP was $132,000. This amount is expected to be recognized as expense over a weighted-average period of 0.57 year.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months ended March 31, 2007 and 2006 was $3.02 and $5.06, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the three months ended March 31, 2007 and 2006:

	Three months Ended March 31,
	2007	2006
Expected volatility	79.21%	86.25%
Expected life (years)	4.17	4.69
Risk-free interest rate	4.64%	4.55%
Expected dividend yield	0%	0%

The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months ended March 31, 2007 and 2006 was $4.96 and 7.35 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Discontinued Operations

In December 2006, the Company decided to sell its Catalyst Financial Planning & Investment Management, Inc., or Catalyst, subsidiary and discontinue its wealth management activities. The sale of Catalyst closed in January 2007. As of December 31, 2006, Catalyst is being accounted for as held for sale in accordance with SFAS 144. As a result, the revenue and expenses of Catalyst and MCF Wealth Management, LLC for 2006 have been reclassified and included in discontinued operations in the consolidated statements of operations.

The following revenue and expenses have been reclassified as discontinued operations for the three months ended March 31, 2006:

Revenue	$210,899
Operating expenses:
Compensation and benefits	196,172
Professional services	4,164
Occupancy and equipment	20,192
Communications and technology	4,155
Depreciation and amortization	11,902
Travel and entertainment	11,854
Other expenses	17,367
265,806
Operating loss	(54,907)
Interest income, net	967
Net loss	$(53,940)

The following assets and liabilities of operations held for sale have been included in the condensed consolidated statements of financial condition as of December 31, 2006:

Assets:
Cash and cash equivalents	$68,503
Accounts receivable	11,155
Furniture and equipment	34,234
Intangible assets, net of accumulated amortization of $172,417	314,963
Prepaid expenses and other assets	24,024
$452,879
Liabilities:
Accounts payable	—
Commissions and bonus payable	8,368
Accrued liabilities	87,176
Capital leases	—
$95,544

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company's estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2007 and 2006, the Company recorded zero income tax expense.

The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to the companies expected current expense for the year. The Company historically has had current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. MCF Corporation adopted Interpretation No. 48 on January 1, 2007.

As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. Other than as discussed below, the Company does not believe it is reasonably possible that the Company's unrecognized tax benefits will significantly change within the next twelve months. The Company's policy is to account for interest, if any, as interest expense and penalties as income tax expense.

There were no unrecognized tax benefits as of March 31, 2007. The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

 5. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended March 31,
	2007	2006
Net income (loss) available to common stockholders - basic	$69,256	$(1,349,608)
Net income (loss) available to common stockholders - diluted	69,256	(1,349,608)
Weighted-average number of common shares - basic	10,336,328	9,708,657
Weighted-average number of common shares - diluted	11,459,376	9,708,657
Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.13)
Loss from discontinued operations	—	(0.01)
Net income (loss)	0.01	(0.14)
Diluted net loss per common share
Income (loss) from continuing operations	$0.01	$(0.13)
Loss from discontinued operations	—	(0.01)
Net income (loss)	0.01	(0.14)

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months ended March 31, 2006, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2007	2006
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	1,613,369	1,065,897
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	2,238,868
Weighted average shares issuable upon conversion of the convertible notes payable	142,858	353,935
Weighted average shares contingently issuable	—	136,123
Total common stock equivalents excluded from diluted net loss per share	1,756,227	3,794,823

6. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2007, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $4,778,000, which exceeded the amount required by $3,778,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

7. Subsequent Event

On April 17, 2007, MCF Corporation completed the acquisition of MedPanel, Inc., or MedPanel, a privately-held company based in Cambridge, Massachusetts, pursuant to the terms of the Agreement and Plan of Merger dated November 6, 2006, by and among MCF Corporation, MedPanel Acquisition I Corp., Panel Intelligence, LLC, MedPanel, Inc. and William J. Febbo. MedPanel is an online medical market intelligence firm that serves life sciences companies and health care investors through its proprietary methodologies and vast network of leading physicians, medical researchers, allied health professionals and other important healthcare constituencies. Under the terms of this Agreement and Plan of Merger, the Company paid $6.5 million in common stock for MedPanel. The selling stockholders will be entitled to additional consideration on the third anniversary from the closing which is based upon MedPanel achieving specific revenue and profitability milestones. The payment of the incentive consideration will be 50% in cash and 50% in the Company’s common stock and may not exceed $11,455,000. The Company registered 1,548,119 shares of common stock with the Securities and Exchange Commission on Form S-4, file number 333-138870, originally filed November 21, 2006, as amended.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “ Risk Factors” beginning on Page 24 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

MCF Corporation (AMEX:MEM) is a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management and primary research through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC.

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

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of March 31, 2007, assets under management across our three fund products exceeded $30 million.

In February 2005, we acquired Catalyst Financial Planning & Investment Management, Inc. Catalyst, a Registered Investment Advisor, provides investment advice to clients that have invested approximately $130 million of assets. In January 2007, we sold Catalyst in order to focus on other recurring-revenue businesses, such as primary research and asset management, which we believe are faster growing and more profitable opportunities. While we currently do not have any specific plans, we do intend to pursue a wealth management strategy at some future date. The results from this segment have been treated as discontinued operations in the condensed consolidated financial statements.

Executive Summary

We achieved 24% revenue growth over 2006 and reached profitability during the first quarter of 2007. Revenue growth was driven by investment banking and proprietary trading during the quarter, partially offset by lower commissions revenue. We also had higher revenue across many of our recurring revenue activities, including asset management, brokering institutional money funds by our Institutional Cash Distributors division and raising capital for institutional investors through our Capital Access Group. Our profit during the first quarter of 2007 represents an improvement from the $1,350,000 net loss during the first three months of 2006. Profitability during the most recent quarter was attributed in large part to net gains in our firm trading and market making accounts, including our proprietary trading activity which represents the company’s highest margin business. Compensation and benefits expense included non-cash stock-based compensation expense in the amount of $738,000 and $934,000 during the three months ended March 31, 2007 and 2006, respectively.

Business Environment

U.S. stock prices showed little change during the first quarter of 2007 amid a significant increase in volatility. The S&P 500® Index, reflecting large-cap stocks, finished with a 0.64% return, well off its best levels of the quarter. Technology stocks followed a similar pattern, with the Nasdaq Composite® Index briefly surpassing the 2,500 mark before ending the quarter with a marginal 0.26% gain. The U.S. dollar rallied early in the quarter but gave up those gains later on, losing ground against most major foreign currencies.

The quarter got off to a positive start, as crude oil prices fell sharply during the first two weeks of January, easing inflation concerns. Despite a subsequent rebound in oil prices and indications that first-quarter earnings might be weaker than forecast, stocks generally continued to advance until late February. At that point, the market contracted, and most of the widely followed stock indexes suffered one-day losses of more than 3%. Investors drove the market down in reaction to a sharp drop in the Chinese stock market and a weak U.S. durable goods report. However, the market rallied in March, triggered in part by hopes that a Fed interest rate cut might be sooner than many previously believed. The Russell 2000® Growth Index was up 2.47%. Among S&P 500 sectors, utilities, materials and telecommunication services all recorded solid single-digit gains, while financial stocks were the market's laggard, in large part due to concerns about sub-prime lenders.

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

Results of Operations

The following table sets forth a summary of financial highlights for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Revenue:
Commissions	$7,165,707	$8,698,128
Principal transactions	2,613,124	403,301
Investment banking	4,232,471	2,425,780
Other	311,842	33,093
Total revenue	14,323,144	11,560,302
Operating expenses:
Compensation and benefits	10,810,287	9,733,773
Brokerage and clearing fees	632,641	682,604
Professional services	381,478	441,323
Occupancy and equipment	442,528	381,821
Communications and technology	812,936	605,933
Depreciation and amortization	181,021	151,949
Travel and entertainment	469,202	518,516
Other	591,944	381,625
Total operating expenses	14,322,037	12,897,544
Operating income (loss)	1,107	(1,337,242)
Interest income	122,493	110,665
Interest expense	(54,344)	(69,091)
Income (loss) from continuing operations before income taxes	69,256	(1,295,668)
Income tax expense	—	—
Income (loss) from continuing operations	69,256	(1,295,668)
Loss from discontinued operations	—	(53,940)
Net income (loss)	$69,256	$(1,349,608)

Our net income (loss) for the three months ended March 31, 2007 and 2006 included the following non-cash items:

	Three Months Ended March 31,
	2007	2006

Stock-based compensation expense	$737,703	$934,141
Depreciation and amortization	181,021	151,949
Write-off of uncollectible accounts receivable	10,245	22,861
Amortization of discounts on debt	2,584	25,377
Total	$931,553	$1,134,328

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Revenue:
Capital raising	$4,019,971	$1,904,895
Financial advisory	212,500	520,885
Total investment banking revenue	$4,232,471	$2,425,780

Transaction Volumes:
Public offerings:
Capital underwritten participations	$32,488,733	$31,623,000
Number of transactions	3	2
Private placements:
Capital raised	$63,600,000	$4,000,000
Number of transactions	3	2
Financial advisory:
Transaction amounts	$—	$—
Number of transactions	—	—

Our investment banking revenue was $4,232,000, or 30% of our revenue during 2007, representing a 74% increase compared to $2,426,000 recognized in 2006. Most of this growth resulted from capital raising through private placements. We led our second initial public offering during the first quarter 2007.

During the first quarter 2007, one investment banking customer accounted for 10% of our revenue. During the first quarter 2006, one investment banking customer accounted for 11% of our revenue from continuing operations.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended March 31,
	2007	2006
Revenue:
Commissions	$7,165,707	$8,698,128
Principal transactions:
Customer principal transactions, proprietary trading and market making	$2,685,608	$687,932
Investment portfolio	(72,484)	(284,631)
Total principal transactions revenue	$2,613,124	$403,301
Transaction Volumes:
Number of shares traded	229,671,346	262,748,118
Number of active clients	382	391

Commissions amounted to $7,166,000, or 50%, of our revenue during the first quarter 2007, representing an 18% decrease from $8,698,000 recognized during the similar period in 2006. The higher commissions revenue during the first quarter 2006 was attributed to the very robust stock market conditions that facilitated trading of small-cap stocks. The Russell 2000 Index was up 13.9% during the first three months of 2006 as compared to the first quarter of 2007 when the index was less than 2% higher.

Principal transactions increased by $2,210,000 during 2007 mainly due to the increase in the mark-to-fair market value of positions in our proprietary trading account, as well as our increased profitability in our market making activities. As of March 31, 2007, we made markets in over 1,100 stocks, which has more than doubled from March 31, 2006. We view “intelligent market making” as a key element to differentiating ourselves from our competition in small capitalization equities. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During 2007 and 2006, no single brokerage customer accounted for more than 10% of our revenue from continuing operations.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Incentive compensation and discretionary bonuses	$5,675,235	$4,925,228
Salaries and wages	3,040,145	2,046,083
Stock-based compensation	737,703	934,141
Payroll taxes, benefits and other	1,357,204	1,828,321
Total compensation and benefits	$10,810,287	$9,733,773
Total compensation and benefits as a percentage of revenue	75%	84%
Cash compensation and benefits as a percentage of revenue	70%	76%

The increase in compensation and benefits expense of $1,077,000 or 11%, from 2006 to 2007 was due primarily to higher incentive compensation which is directly correlated to revenue production. Additionally, we modified compensation for our investment bankers from draws and commissions to salaries and discretionary bonuses which was effective at the beginning of 2007. This change resulted in higher salaries in first quarter 2007 as compared to 2006.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue decreased to 70% during 2007 as compared to 75% in 2006. This decrease was facilitated by proprietary trading gains during 2007 since the gains increased revenue but did not impact compensation and benefits expense.

No single sales professional accounted for more than 10% of our revenue in the first quarter of 2007 and 2006.

Stock-based compensation expense decreased by $196,000 in first quarter 2007, as compared to 2006. The decline in stock-based compensation expense can be attributed to fewer non-vested restricted shares outstanding in 2007, resulting in a reduction of $170,000 in stock-based compensation expense as compared to the similar quarter 2006.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $50,000, or 7%, during the first quarter of 2007 as compared to the first quarter of 2006. This decrease reflected lower commissions revenue during 2007, partially offset by increased market making activity during first quarter 2007 as compared to first quarter 2006.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The decrease of $60,000 or 14%, from the first quarter of 2006 to the first quarter of 2007 was primarily attributed to lower attorney fees associated with business development activities and lower accounting and auditing expenses.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $61,000, or 16%, from the first quarter of 2006 to the first quarter of 2007 resulted mostly from higher hardware and equipment expenses that were incurred in connection with various technology projects.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $207,000, or 34%, from the first quarter of 2006 to the first quarter of 2007 was primarily due to upgrading our trading order management system, as well as the increase in market data and quote services as we continue to expand our market maker activities.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $29,000, or 19%, from the first quarter of 2006 to the first quarter of 2007 was due to increased capital expenditures during 2006, including leasehold improvements to our San Francisco office, to facilitate our growth and expansion.

Travel and entertainment expense results from business development activities across our various businesses. The decrease of $49,000, or 10%, from the first quarter of 2006 to the first quarter of 2007 was due mostly to our focus to minimize discretionary spending in an effort to improve profitability. Additionally, we did not expense during 2007 any deferred travel costs resulting from investment banking transactions that have not closed. We defer expenses, including travel and entertainment costs, related to securities offerings in which we act as underwriter until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $210,000, or 55%, from the first quarter of 2006 to the first quarter of 2007 was due to a one time $110,000 benefit realized in 2006 attributed to the favorable outcome from a 2003 trading dispute, and costs associated with hosting a technology sector investor conference during the first quarter 2007. We did not host any investor conferences during the first quarter 2006.

Income Tax Expense

At the end of each interim reporting period we calculate an effective tax rate based on our best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2007 and 2006, we recorded zero tax expense.

The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to the companies expected current expense for the year. We historically have had current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

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

We adopted Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. Other than as discussed below, we do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no unrecognized tax benefits as of March 31, 2007. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

Loss from Discontinued Operations

In December 2006, we decided to sell our Catalyst Financial Planning & Investment Management, Inc., or Catalyst, subsidiary and discontinue our wealth management activities. The sale of Catalyst closed in January 2007. As of December 31, 2006, Catalyst is being accounted for as held for sale in accordance with SFAS 144. As a result, the revenue and expenses of Catalyst and MCF Wealth Management, LLC for 2006 have been reclassified and included in discontinued operations in the condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2007 and 2006. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following is a table summarizing our significant commitments as of March 31, 2007, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2007	$80,081	1,341,958	467,211
2008	243,990	1,071,752	495,773
2009	—	716,016	273,834
2010	—	752,308	—
2011	—	670,311	—
Total commitments	$324,071	$4,552,346	$1,236,818

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2007 and 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2007 and 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of March 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $12,609,000 and marketable securities of $7,248,000, for a total of $19,857,000, which is $1,383,000 lower than $21,240,000 in liquid assets as of December 31, 2006.

Cash and cash equivalents decreased by $1,138,000 during first quarter of 2007. Cash used in our operating activities for 2007 was $1,293,000 which consisted of payment of 2006 commissions and discretionary bonuses during the first quarter 2007, partially offset by proceeds from the short selling of equity securities and our net income adjusted for non-cash expenses including stock-based compensation, depreciation and amortization. Cash provided by investing activities amounted to $129,000 during 2007 which consisted of proceeds from the sale of Catalyst, partially offset by purchases of equipment and fixtures. Cash provided by financing activities was $26,000. Our financing activities included proceeds from the issuance of common stock in connection with our employee stock purchase plan, partially offset by debt service payments.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2007, Merriman Curhan Ford & Co. had regulatory net capital of $4,778,000 which exceeded the required amount by $3,778,000.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2007.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the three months ended March 31, 2007, one customer accounted for 10% of our revenue. We have been dependent on one customer or on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

From time to time, we may buy one or more other businesses. If we are unable to successfully integrate such businesses into our existing business and operations in the future, our business and results of operations could be materially adversely affected.

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

We have a significant number of outstanding stock options and warrants. For the three months ended March 31, 2007, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $1.26 to $49.00 per share, represent approximately 8% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Item 6. Exhibits

2.1	Stock Purchase Agreement dated January 2, 2007 by and among MCF Corporation and Mallory Acquisition Corp.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

May 7, 2007	By:	/s/ D. JONATHAN MERRIMAN D. Jonathan Merriman, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 7, 2007	By:	/s/ JOHN D. HIESTAND John D. Hiestand Chief Financial Officer (Principal Financial Officer)