Form 10-Q
period 2007-06-30
MCF CORP
filed 2007-08-07
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

The number of shares of Registrant's common stock outstanding as of August 6, 2007 was 12,149,174.

Form 10-Q
For the Three Months Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2007		June 30, 2006	June 30, 2007		June 30, 2006
Revenue:
Commissions		$7,717,573	$7,945,580		$14,883,280	$16,643,708
Principal transactions		5,712,652	(735,951)		8,325,776	(332,650)
Investment banking		5,631,556	7,485,108		9,864,027	9,910,888
Primary research		951,062	─		951,062	─
Advisory and other fees		359,506	170,129		671,348	203,222
Total revenue		20,372,349	14,864,866		34,695,493	26,425,168
Operating expenses:
Compensation and benefits		12,767,087	11,719,319		23,577,374	21,453,092
Brokerage and clearing fees		662,056	706,256		1,294,697	1,388,860
Cost of primary research services		395,218	─		395,218	─
Professional services		703,640	842,058		1,085,118	1,283,381
Occupancy and equipment		453,061	407,334		895,589	789,155
Communications and technology		884,010	717,969		1,696,946	1,323,902
Depreciation and amortization		182,027	159,161		363,048	311,110
Amortization of intangible assets		220,643	─		220,643	─
Travel and entertainment		685,416	830,076		1,154,618	1,348,592
Other		1,124,415	153,661		1,716,359	535,286
Total operating expenses		18,077,573	15,535,834		32,399,610	28,433,378
Operating income (loss)		2,294,776	(670,968)		2,295,883	(2,008,210)
Interest income		107,461	139,101		229,954	249,766
Interest expense		(26,864)	(473,806)		(81,208)	(542,897)
Income (loss) from continuing operations before taxes		2,375,373	(1,005,673)		2,444,629	(2,301,341)
Income tax expense		(55,000)	─		(55,000)	─
Income (loss) from continuing operations		2,320,373	(1,005,673)		2,389,629	(2,301,341)
Loss from discontinued operations		─	(54,262)		─	(108,202)
Net income (loss)		$2,320,373	$(1,059,935)		$2,389,629	$(2,409,543)

Basic net income (loss) per share:
Income (loss) from continuing operations		$0.20	$(0.10)		$0.22	$(0.23)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.01)
Net income (loss)		$0.20	$(0.11)		$0.22	$(0.24)

Diluted net income (loss) per share:
Income (loss) from continuing operations		$0.18	$(0.10)		$0.20	$(0.23)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.01)
Net income (loss)		$0.18	$(0.11)		$0.20	$(0.24)

Weighted average common shares outstanding:
Basic		11,657,775	9,960,900		11,000,702	9,808,891
Diluted		12,856,306	9,960,900		12,208,965	9,808,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$16,130,529	$13,746,590
Securities owned:
Marketable, at fair value	13,690,559	7,492,914
Not readily marketable, at estimated fair value	1,717,282	1,489,142
Restricted cash	631,968	629,427
Due from clearing broker	1,126,441	551,831
Accounts receivable, net	2,870,376	2,715,271
Equipment and fixtures, net	1,387,904	1,586,630
Intangible assets	2,479,357	314,963
Goodwill	3,171,969	─
Prepaid expenses and other assets	1,453,589	1,971,445
Total assets	$44,659,974	$30,498,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$2,269,120	$1,121,623
Commissions and bonus payable	6,531,294	7,711,805
Accrued expenses	4,137,359	2,285,670
Due to clearing and other brokers	21,858	11,114
Securities sold, not yet purchased	4,177,032	1,534,953
Capital lease obligation	987,880	1,292,378
Convertible notes payable, net	192,247	187,079
Notes payable	90,556	138,571
Total liabilities	18,407,346	14,283,193
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A--$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $0
	─	─
Preferred stock, Series B--$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of June 30, 2007 and December 31, 2006; aggregate liquidation preference of $0
	─	─
Preferred stock, Series C--$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of June 30, 2007 and December 31, 2006; aggregate liquidation preference of $0
	─	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,160,458 and 10,602,720 shares issued and 12,134,020 and 10,602,720 shares outstanding as of June 30, 2007 and December 31, 2006, respectively	1,217	1,061
Additional paid-in capital	122,390,284	114,616,848
Treasury stock	(125,613)	--
Accumulated deficit	(96,013,260)	(98,402,889)
Total stockholders' equity	26,252,628	16,215,020
Total liabilities and stockholders' equity	$44,659,974	$30,498,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2007		2006
Cash flows from operating activities:
Net income (loss)		$2,389,629	$(2,409,543)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization		363,048	336,935
Amortization of intangible assets		220,643	─
Stock-based compensation		1,451,862	1,982,049
Amortization of discounts on convertible notes payable		5,166	150,840
Amortization of debt issuance costs		─	15,305
Unrealized (gain) loss on securities owned		(5,680,368)	1,255,288
Bad debt write-off		228,167	─
Other		31,304	13,055
Changes in operating assets and liabilities:
Securities owned		1,896,662	(3,178,269)
Restricted cash		(2,541)	(256,408)
Due from clearing broker		(574,610)	(514,899)
Accounts receivable		628,898	(478,082)
Prepaid expenses and other assets		667,994	(773,889)
Accounts payable		570,326	231,173
Commissions and bonus payable		(1,368,234)	(631,920)
Accrued expenses		1,671,655	(185,204)
Due to clearing and other brokers		10,744	(4,108)
Net cash provided by (used in) operating activities		2,510,345	(4,447,677)
Cash flows from investing activities:
Cash restricted for fund investment		─	(6,639,366)
Purchase of equipment and fixtures		(118,021)	(268,786)
Investment in MedPanel		(24,585)	─
Investment in Catalyst		163,219	(58,558)
Net cash provided by (used in) investing activities		20,613	(6,966,710)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants		102,937	289,089
Proceeds from the issuance of common stock		102,555	339,430
Proceeds from the issuance of note payable ($6,112,171) and stock warrant ($1,387,829)		─	7,500,000
Minority interest in fund		─	2,192,943
Debt service principal payments		(352,511)	(228,047)
Net cash provided by (used in) financing activities		(147,019)	10,093,415
Increase (decrease) in cash and cash equivalents		2,383,939	(1,320,972)
Cash and cash equivalents at beginning of period		13,746,590	11,138,923
Cash and cash equivalents at end of period		$16,130,529	$9,817,951

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest		$51,039	$39,265
Income taxes	$	─	$10,300
Reclassification of deferred compensation	$	─	$3,146,839

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

Reverse Stock Split

On August 4, 2006, the Company's Board of Directors approved a one-for-seven reverse stock split of the Company's common stock. The reverse stock split became effective at 11:59 pm, Eastern Time, on November 15, 2006. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company's Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock and 27,450,000 shares of preferred stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

Acquisition of MedPanel, Inc.

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

Investment Banking Revenue

Investment banking revenue includes underwriting and private placement agency fees earned through the Company's participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of the shares or debt from the issuer, and (iii) the Company has been informed of the exact number of shares or the principal amount of debt that it has been allotted. Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred. As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

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

Primary Research Revenue

Revenue from primary research services is recognized on a proportional performance basis as services are provided.

Cost of Primary Research Services

Direct costs associated with generating primary research revenue principally consist of panelist honorarium and recruitment costs. Medical experts receive cash honoraria for participating in qualitative panels and quantitative surveys. The Company pays the honoraria to the panelists when the panel or survey has been completed and records this expense as incurred.

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

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

Segment Reporting

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co, MCF Asset Management, LLC and Panel Intelligence, LLC. Accordingly, the Company operates in Investment Banking and Asset Management operating segments in the United States during 2007 and 2006, and added a Primary Research operating segment in April 2007 with the acquisition of MedPanel (see Note No. 3). However, only the Investment Banking segment produced operating results that were material to the Company during the three months and six months ended June 30, 2007. Total assets for Panel Intelligence were $7,806,000 as of June 30, 2007. The results of operations for the Company’s Wealth Management segment for the three months and six months ended June 30, 2006 have been treated as discontinued operations since this business was sold in January 2007 (see Note No. 4).

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Audits of Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No 07-1. The firm is evaluating the impact of adopting SOP No. 07-1 and FSP FIN No. 46-R-7 on its financial condition, results of operations and cash flows.

2. Share-Based Compensation Expense

Stock Options

As of June 30, 2007, there were 5,591,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of June 30, 2007, 579,974 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months and six months ended June 30, 2007 was $329,000 and $649,000, respectively. Compensation expense for stock options during the three months and six months ended June 30, 2006 was $319,000 and $641,000, respectively.

The following table is a summary of the Company's stock option activity for the six months ended June 30, 2007:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2006	3,570,370	$6.19
Granted	408,132	4.72
Exercised	(39,583)	(2.60)
Canceled	(65,721)	(7.33)
Balance as of June 30, 2007	3,873,198	$6.05
Exercisable as of June 30, 2007	3,000,711	$6.06

 The following table summarizes information with respect to stock options outstanding at June 30, 2007:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 -- $ 3.50	2,038,205	5.54	$2.95	$4,209,505	2,036,864	$2.95	$4,207,346
$ 3.51 -- $ 7.00	893,048	8.19	$4.60	377,938	313,010	4.09	291,569
$ 7.01 -- $14.00	646,277	7.68	$8.86	─	355,169	9.29	─
$14.01 -- $28.00	256,381	3.36	$22.04	─	256,381	22.04	─
$28.01 -- $49.00	39,287	2.66	$49.00	─	39,287	49.00	─
	3,873,198	6.34	$6.05	$4,587,443	3,000,711	$6.06	$4,498,915

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

2. Share-Based Compensation Expense - continued

As of June 30, 2007, total unrecognized compensation expense related to unvested stock options was $3,038,000. This amount is expected to be recognized as expense over a weighted-average period of 1.43 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months and six months ended June 30, 2007 was $327,000 and $688,000, respectively. Compensation expense for non-vested stock during the three months and six months ended June 30, 2006 was $564,000 and $1,018,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the six months ended June 30, 2007:
	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at June 30, 2007
Balance as of December 31, 2006	306,009	$10.04
Granted	65,308	4.80
Vested	(167,787)	(9.42)
Canceled	(17,689)	(8.72)
Balance as of June 30, 2007	185,841	$8.87	$932,922

As of June 30, 2007, total unrecognized compensation expense related to non-vested stock was $1,163,000. This expense is expected to be recognized over a weighted-average period of 0.97 year.

2002 Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of June 30, 2007, 21,565 shares were available for issuance under the ESPP. Compensation expense for ESPP during the three months and six months ended June 30, 2007 was $58,000 and $115,000, respectively. Compensation expense for ESPP during the three months and six months ended June 30, 2006 was $95,000 and $182,000, respectively.

As of June 30, 2007, unrecognized compensation expense related to the ESPP was $74,000. This amount is expected to be recognized as expense over a weighted-average period of 0.32 year.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2007 was $2.53 and $2.56, respectively. The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2006 was $3.02 and $4.11, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the six months ended June 30, 2007 and 2006:

	Six months Ended June 30,
	2007	2006
Expected volatility	65.83%	84.76%
Expected life (years)	4.17	4.69
Risk-free interest rate	4.75%	4.70%
Expected dividend yield	0%	0%

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

2. Share-Based Compensation Expense - continued

The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and six months ended June 30, 2007 was $4.44 and 4.80 per share, respectively. The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and six months ended June 30, 2006 was $8.96 and 7.84 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

3. Acquisition of MedPanel, Inc.

On April 17, 2007, MCF Corporation acquired 100 percent of the outstanding common shares of MedPanel, Inc. The results of MedPanel’s operations have been included in the consolidated financial statements since that date. MedPanel is an online medical market intelligence firm that serves life sciences companies and health care investors through its proprietary methodologies and vast network of leading physicians, medical researchers, allied health professionals and other important healthcare constituencies. As a result of the acquisition, the Company will provide independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging MedPanel’s proprietary methodology and vast network of medical experts.

The Company paid $6.5 million in common stock for MedPanel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of MCF Corporation’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders may also be entitled to additional consideration on the third anniversary from the closing which is based upon MedPanel achieving specific revenue and profitability milestones. The payment of the incentive consideration will be 50% in cash and 50% in the Company's common stock and may not exceed $11,455,000. The Company registered 1,548,119 shares of common stock with the Securities and Exchange Commission on Form S-4, file number 333-138870, originally filed November 21, 2006, as amended.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

As of April 17, 2007
Cash and cash equivalents	$670,028
Accounts receivable	1,023,325
Equipment and fixtures	86,088
Prepaid expenses and other assets	174,162
Intangible assets not subject to amortization:
Registered trademarks	710,000
Intangible assets subject to amortization:
Customer relationships (56 month weighted-average useful life)	990,000
Customer backlog (8 month weighted-average useful life)	420,000
Technology platform (30 month weighted-average useful life)	360,000
Database of registered panelists (24 weighted-average useful life)	220,000
Goodwill	3,171,969
Total assets acquired	7,825,572

Accounts payable	(577,171)
Accrued expenses	(463,300)
Total liabilities assumed	(1,040,471)
Net assets acquired	$6,785,101

The $3,172,000 of goodwill was assigned to our Primary Research segment.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

3. Acquisition of MedPanel, Inc. - continued

The following unaudited pro forma results of our operations for the three months and six months ended June 30, 2007 and 2006 assume the MedPanel acquisition occurred as of January 1, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenue	$20,767,434	$16,258,906	$36,823,895	$29,193,187
Total operating expenses	18,609,716	17,046,534	34,936,942	31,427,500
Operating income (loss)	2,157,718	(787,628)	1,886,953	(2,234,313)
Net income (loss)	$2,183,308	$(1,179,344)	$1,982,848	$(2,641,831)

Basic net income (loss) per share:	$0.18	$(0.10)	$0.17	$(0.23)
Diluted net income (loss) per share:	$0.17	$(0.10)	$0.15	$(0.23)

Weighted average common shares outstanding:
Basic	11,921,532	11,461,020	11,879,225	11,309,011
Diluted	13,135,495	11,461,020	13,136,321	11,309,011

4. Discontinued Operations

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

The following revenue and expenses have been reclassified as discontinued operations for the three months and six months ended June 30, 2006:

	Period Ended June 30, 2006
	Three Months	Six Months
Revenue	$217,293	$428,192
Operating expenses:
Compensation and benefits	176,890	373,062
Professional services	20,740	24,904
Occupancy and equipment	22,801	42,993
Communications and technology	7,058	11,213
Depreciation and amortization	13,923	25,825
Travel and entertainment	21,209	33,063
Other expenses	10,011	27,378
	272,632	538,438
Operating loss	(55,339)	(110,246)
Interest income, net	1,077	2,044
Net loss	$(54,262)	$(108,202)

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

 4. Discontinued Operations - Continued

The following assets and liabilities of operations held for sale have been included in the condensed consolidated statements of financial condition as of December 31, 2006:

Assets:
Cash and cash equivalents	$68,503
Accounts receivable	11,155
Furniture and equipment	34,234
Intangible assets, net of accumulated amortization of $172,417	314,963
Prepaid expenses and other assets	24,024
$452,879
Liabilities:
Accounts payable	--
Commissions and bonus payable	8,368
Accrued liabilities	87,176
Capital leases	--
$95,544

5. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company's estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the six months ended June 30, 2007 and 2006, the Company recorded $55,000 and $0 as income tax expense.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. MCF Corporation adopted Interpretation No. 48 on January 1, 2007.

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

There were no unrecognized tax benefits as of June 30, 2007. The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

6. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007		2006
Net income (loss) available to stockholders - basic		$2,320,373	$(1,059,935)		$2,389,629	$(2,409,543)
Interest on dilutive securities		4,084	─		8,168	─
Net income (loss) available to stockholders - diluted		$2,324,457	$(1,059,935)		$2,397,797	$(2,409,543)

Weighted-average number of common shares - basic		11,657,775	9,960,900		11,000,702	9,808,891
Exercise or conversion of all potentially dilutive common shares outstanding		1,198,531	─		1,208,263	─
Weighted-average number of common shares - diluted		12,856,306	9,960,900		12,208,965	9,808,891
Basic net income (loss) per common share:
Income (loss) from continuing operations		$0.20	$(0.10)		$0.22	$(0.23)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.01)
Net income (loss)		$0.20	$(0.11)		$0.22	$(0.24)
Diluted net loss per common share:
Income (loss) from continuing operations		$0.18	$(0.10)		$0.20	$(0.23)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.01)
Net income (loss)		$0.18	$(0.11)		$0.20	$(0.24)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months and six months ended June 30, 2006 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months and six months ended June 30, 2006, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

6. Earnings (loss) per Share - continued

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	1,682,257	1,296,243	1,637,949	1,174,825
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	─	2,170,446	─	2,192,989
Weighted average shares issuable upon conversion of the convertible notes payable	─	902,736	─	629,851
Weighted average shares contingently issuable	─	52,876	─	94,270
Total common stock equivalents excluded from diluted net income (loss) per share	1,682,257	4,422,301	1,637,949	4,091,935

7. Other Operating Expenses

The following expenses are included in other operating expenses for the three months and six months ended June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investor conferences	$259,982	$226,517	$388,371	$280,908
Recruiting	227,053	34,658	370,061	129,896
Bad debt expenses	217,922	(467,878)	228,166	(445,016)
Public and investor relations	112,780	79,325	160,711	174,001
Supplies	79,355	85,293	167,707	154,563
Insurance	74,547	65,759	147,004	130,869
Other	152,776	129,987	254,339	110,065
	$1,124,415	$153,661	$1,716,359	$535,286

8. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2007, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $8,875,000, which exceeded the amount required by $7,875,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

In April 2007, we acquired MedPanel and began offering primary research services to top biotechnology, pharmaceutical, medical device, and financial services companies through our newly formed subsidiary, Panel Intelligence, LLC. Clients pay subscription fees for access to our online research platform, providing them with greater strategic direction for investment decisions, product development, and marketing.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of June 30, 2007, assets under management across our three fund products exceeded $37 million.

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

Executive Summary

Revenue for the second quarter 2007 exceeded $20.3 million, which represents 42% sequential growth over first quarter 2007 and a 37% increase over the second quarter 2006. Revenue growth was led by principal transactions, which includes proprietary trading and market making, as well as primary research. We closed the acquisition of MedPanel on April 17, 2007 and began recognizing primary research revenue and related expenses since that date. We also experienced continued growth for each of our recurring revenue activities, including asset management and brokering institutional money funds by our Institutional Cash Distributors division. Net income for the second quarter 2007 was $2.3 million, or $0.18 per diluted share, which represents the second consecutive quarter of profitability for our firm. Profitability during the latest quarter was partially attributable to net gains in our firm trading and market making accounts, including our proprietary trading activity which represents the company's highest margin business. Compensation and benefits expense as a percentage of revenue during the three months ended June 30, 2007 was 63%, which represents a significant improvement from second quarter 2006.

Business Environment

Most U.S. stock indexes advanced in the second quarter, some setting records along the way. Stocks moved higher based on corporate earnings early in the quarter and later overcame short periods of increased volatility associated with investor concerns about soft retail sales, rising interest rates, inflation, the housing market and sub-prime mortgage woes. An active mergers-and-acquisitions market, fueled to a significant degree by buying from private equity funds, was one factor supporting the market. Conversely, the housing market remained depressed, and long-term interest rates moved decisively higher. Crude oil surged to close the period near $70 per barrel. Lastly, long-term interest rates continued to rise, indicating a deteriorating credit climate for U.S. businesses and consumers. Despite the increased volatility the market demonstrated in the second half of the quarter, most broad measures of stock performance managed to finish solidly in positive territory.

For the quarter overall, the S&P 500 returned 6.27%. The technology-heavy Nasdaq Composite® Index reached a new six-year high and ended the quarter ahead by 7.50%. In the small-cap arena, the Russell 2000® Growth Index posted a gain of 6.69%. Among S&P 500 sectors, energy was the clear winner, reflecting high crude oil prices. Growth maintained a healthy lead over value in each primary capitalization groups.

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

Results of Operations

The following table sets forth the results of operations for the three months and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Commissions	$7,717,573	$7,945,580	$14,883,280	$16,643,708
Principal transactions	5,712,652	(735,951)	8,325,776	(332,650)
Investment banking	5,631,556	7,485,108	9,864,027	9,910,888
Primary research	951,062	─	951,062	─
Advisory and other fees	359,506	170,129	671,348	203,222
Total revenue	20,372,349	14,864,866	34,695,493	26,425,168
Operating expenses:
Compensation and benefits	12,767,087	11,719,319	23,577,374	21,453,092
Brokerage and clearing fees	662,056	706,256	1,294,697	1,388,860
Cost of primary research services	395,218	─	395,218	─
Professional services	703,640	842,058	1,085,118	1,283,381
Occupancy and equipment	453,061	407,334	895,589	789,155
Communications and technology	884,010	717,969	1,696,946	1,323,902
Depreciation and amortization	182,027	159,161	363,048	311,110
Amortization of intangible assets	220,643	─	220,643	─
Travel and entertainment	685,416	830,076	1,154,618	1,348,592
Other	1,124,415	153,661	1,716,359	535,286
Total operating expenses	18,077,573	15,535,834	32,399,610	28,433,378
Operating income (loss)	2,294,776	(670,968)	2,295,883	(2,008,210)
Interest income	107,461	139,101	229,954	249,766
Interest expense	(26,864)	(473,806)	(81,208)	(542,897)
Income (loss) from continuing operations before taxes	2,375,373	(1,005,673)	2,444,629	(2,301,341)
Income tax expense	(55,000)	─	(55,000)	─
Income (loss) from continuing operations	2,320,373	(1,005,673)	2,389,629	(2,301,341)
Loss from discontinued operations	─	(54,262)	─	(108,202)
Net income (loss)	$2,320,373	$(1,059,935)	$2,389,629	$(2,409,543)

Our net income (loss) for the three months and six months ended June 30, 2007 and 2006 included the following non-cash expenses:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Stock-based compensation	$714,159	$1,047,908	$1,451,862	$1,982,049
Depreciation and amortization	182,027	173,084	363,048	336,935
Amortization of intangible assets	220,643	─	220,643	─
Write-off of uncollectible accounts receivable	217,922	─	228,167	─
Amortization of discounts on debt	2,583	126,797	5,166	150,840
Total	$1,337,334	$1,347,789	$2,268,886	$2,469,824

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and six months ended June 30, 2007 and 2006:
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Capital raising	$5,126,556	$7,330,108	$9,146,527	$9,235,003
Financial advisory	505,000	155,000	717,500	675,885
Total investment banking revenue	$5,631,556	$7,485,108	$9,864,027	$9,910,888

Transaction Volumes:
Public offerings:
Capital underwritten participations	$72,750,000	$72,528,000	$105,250,000	$104,150,000
Number of transactions	4	8	7	10
Private placements:
Capital raised	$22,985,000	$84,000,000	$86,585,000	$88,000,000
Number of transactions	3	2	6	4

Our investment banking revenue was $5,632,000, or 28% of our revenue during second quarter 2007, representing a 25% decrease from the similar quarter in 2006. Second quarter of 2006 represented our second largest quarter for investment banking revenue and included a $78 million private placement that resulted in a $3.9 million fee. Investment banking revenue for the three months ended June 30, 2007 was in line with average revenue for the preceding four quarters. We led two secondary public offerings during the latest quarter and participated with two underwritten offerings as co-manager. Additionally, we were placement agent for four private placements during the three months ended June 30, 2007.

During the six months ended June 30, 2007, no single investment banking client accounted for more than 10% of our revenue, while one investment banking client accounted for 15% of our revenue during the first half of 2006.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue:
Commissions	$7,717,573	$7,945,580	$14,883,280	$16,643,708
Principal transactions:
Customer principal transactions, proprietary trading and market making	$4,669,144	$(815,666)	$7,354,753	$(127,733)
Investment portfolio	1,043,508	79,715	971,023	(204,917)
Total principal transactions revenue	$5,712,652	$(735,951)	$8,325,776	$(332,650)
Transaction Volumes:
Number of shares traded	247,476,532	244,983,930	477,147,878	507,732,048
Number of active clients	408	383	488	469

Commissions amounted to $7,718,000, or 38%, of our revenue during the second quarter 2007, representing a 3% decrease from the similar period in 2006. Lower brokerage commissions were partially offset by higher revenue for brokering institutional money funds by our Institutional Cash Distributors division.

Principal transactions revenue swung from a $736,000 loss during the second quarter 2006 to a $5,713,000 gain during the second quarter of 2007. The 2007 gain included increases in the mark-to-fair market value of positions in our proprietary trading account, increased profitability in our market making activities, as well as realized and unrealized gains in our investment portfolio. As of June 30, 2007, we made markets in over 1,100 stocks, which has increased by nearly 50% from June 30, 2006. We view “intelligent market making” as a key element to differentiating ourselves from our competition in small capitalization equities. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During 2007 and 2006, no single brokerage customer accounted for more than 10% of our revenue from continuing operations.

Primary Research Revenue

 Primary research revenue represents results of MedPanel's operations from the acquisition date, April 17, 2007, through June 30, 2007.  We are now offering independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging MedPanel’s proprietary methodology and vast network of medical experts.

Compensation and Benefits Expenses

Compensation and benefits expense represents the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits tend to vary based on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Incentive compensation and discretionary bonuses	$7,708,451	$7,608,383	$13,383,686	$13,253,141
Salaries and wages	3,559,646	2,288,814	6,599,791	4,334,897
Stock-based compensation	714,159	1,047,908	1,451,862	1,982,049
Payroll taxes, benefits and other	784,831	774,214	2,142,035	1,883,005
Total compensation and benefits	$12,767,087	$11,719,319	$23,577,374	$21,453,092
Total compensation and benefits as a percentage of revenue	63%	79%	68%	81%
Cash compensation and benefits as a percentage of revenue	59%	72%	64%	74%

The increase in compensation and benefits expense of $1,048,000 or 9%, from the second quarter 2006 to the second quarter 2007 was due primarily to higher incentive compensation which is directly correlated to revenue production. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Cash compensation and benefits expense as a percentage of revenue decreased to 59% during the three months ended June 30, 2007 as compared to 72% during the similar period in 2006. This improvement was largely attributed to our proprietary trading gains during 2007 since the gains increased revenue but did not impact compensation and benefits expense.

No single sales professional accounted for more than 10% of our revenue during the six months ended June 30, 2007 and 2006.

Stock-based compensation expense decreased by $334,000 during the second quarter 2007, as compared to the similar quarter in 2006. The decline in stock-based compensation expense was due in part to fewer non-vested restricted shares outstanding in 2007.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $44,000, or 6%, during the second quarter of 2007 as compared to the second quarter of 2006 and decreased by $94,000, or 7%, during the six months ended June 30, 2007 as compared to the similar period in 2006. This decrease reflected lower commissions revenue during 2007, partially offset by increased market making activity during first half of 2007 as compared to first half of 2006.

Costs of primary research revenue principally consist of panelist honorarium and recruitment costs. Medical experts receive cash honoraria for participating in qualitative panels and quantitative surveys. We pay the honoraria to the panelists when the panel or survey has been completed and record this expense as incurred. We closed the acquisition of MedPanel on April 17, 2007 and began recognizing primary research revenue and related expenses since that date.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The decrease of $138,000, or 16%, during the second quarter of 2007 as compared to the second quarter of 2006 and decrease of $198,000, or 15%, during the six months ended June 30, 2007 as compared to the similar period in 2006 was primarily attributed to lower attorney fees associated with business development activities and lower accounting and auditing expenses.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $46,000, or 11%, during the second quarter of 2007 as compared to the second quarter of 2006 and increase of $106,000, or 14%, during the six months ended June 30, 2007 as compared to the similar period in 2006 resulted mostly from higher hardware and equipment expenses that were incurred in connection with various technology projects.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $166,000, or 23%, during the second quarter of 2007 as compared to the second quarter of 2006 and increase of $373,000, or 28% during the six months ended June 30, 2007 as compared to the similar period in 2006 was primarily due to upgrading our trading order management system, as well as the increase in market data and quote services as we continue to expand our market maker activities.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $23,000, or 14%, during the second quarter of 2007 as compared to the second quarter of 2006 and increase of $52,000, or 17% during the six months ended June 30, 2007 as compared to the similar period in 2006 was due to increased capital expenditures during 2006, including leasehold improvements to our San Francisco office, to facilitate our growth and expansion.

Identifiable intangible assets capitalized in connection with the acquisition of MedPanel included customer relationships, customer backlog, technology platform and the database of registered panelists. The estimated fair market value of these amortizable intangible assets amounting to $1,990,000 will be amortized over periods ranging from 8 months to 56 months.

Travel and entertainment expense results from business development activities across our various businesses. The decrease of $145,000, or 17%, during the second quarter of 2007 as compared to the second quarter of 2006 and decrease of $194,000, or 14% during the six months ended June 30, 2007 as compared to the similar period in 2006 was due mostly to our focus to minimize discretionary spending in an effort to improve profitability.

The following expenses are included in other operating expenses for the three months and six months ended June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investor conferences	$259,982	$226,517	$388,371	$280,908
Recruiting	227,053	34,658	370,061	129,896
Bad debt expenses	217,922	(467,878)	228,166	(445,016)
Public and investor relations	112,780	79,325	160,711	174,001
Supplies	79,355	85,293	167,707	154,563
Insurance	74,547	65,759	147,004	130,869
Other	152,776	129,987	254,339	110,065
	$1,124,415	$153,661	$1,716,359	$535,286

The increase in other operating expenses of 971,000 during the second quarer of 2007 as compared to the second quarter of 2006 and $1,181,000 increase during the six months ended June 30, 2007 as compared to the similar period in 2006 was due to (i) the recovery in April 2006 of the $500,000 note receivable from Ascend that had been previously written-off in 2005, (ii) higher recruiting costs for some senior investment bankers and institutional sales professionals during the most recent quarter and (iii) the write-off of uncollectible receivables during the three months ended June 30, 2007.

Income Tax Expense

At the end of each interim reporting period we calculate an effective tax rate based on our best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the six months ended June 30, 2007 and 2006, we recorded $55,000 and $0 as income tax expense.

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

Historically and currently, we have recorded a valuation allowance on our deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, we continue to conclude that it is not "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

We adopted Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. Other than as discussed below, we do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no unrecognized tax benefits as of June 30, 2007. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

Loss from Discontinued Operations

In December 2006, we decided to sell our Catalyst subsidiary and discontinue our wealth management activities. The sale of Catalyst closed in January 2007. As of December 31, 2006, Catalyst was accounted for as held for sale in accordance with SFAS 144. As a result, the revenue and expenses of Catalyst and MCF Wealth Management, LLC for 2006 have been reclassified and included in discontinued operations in the condensed consolidated statements of operations.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the six months ended June 30, 2007 and 2006. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following is a table summarizing our significant commitments as of June 30, 2007, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	NotesPayable	Operating Leases	Capital Leases
Less than one year	$53,388	1,011,684	299,498
One year to three years	243,990	3,179,296	769,607
Three years to five years	--	985,839	--
Total commitments	$297,378	$5,176,819	$1,069,105

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

Revenue Recognition

Investment banking revenue includes underwriting and private placement agency fees earned through our participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which we act as an underwriter and includes management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of the shares or debt from the issuer, and (iii) the Company has been informed of the exact number of shares or the principal amount of debt that it has been allotted. Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred. As co-manager for registered equity underwriting transactions, management must estimate our share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which we receive the final settlement, typically 90 days following the closing of the transaction.

Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of our company are recorded on a trade-date basis.

Primary research revenue is recognized on a proportional performance basis as services are provided.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three months and six months ended June 30, 2007 and 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2007 and 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of June 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $16,131,000 and marketable securities, net of securities sold not yet purchased, of $9,514,000, for a total of $25,645,000.

Cash and cash equivalents increased by $2,384,000 during the six months ended June 30, 2007. Cash provided by operating activities for 2007 was $2,510,000 which consisted of our net income adjusted for non-cash expenses including stock-based compensation, depreciation and amortization, partially offset by unrealized gains related to securities owned and changes in operating asset and liability balances. Cash provided by investing activities amounted to $21,000 during 2007 which consisted of proceeds from the sale of Catalyst, partially offset by purchases of equipment and fixtures. Cash used in financing activities was $147,000. Our financing activities included debt service payments, partially offset by proceeds from the issuance of common stock in connection with our employee stock purchase plan and employee stock option exercises.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2007, Merriman Curhan Ford & Co. had regulatory net capital of $8,875,000 which exceeded the required amount by $7,875,000.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2007.

Changes in internal controls -There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

On April 17, 2007, we completed the acquisition of MedPanel. The operations and financial controls of MedPanel were integrated into the existing internal controls of the Company during the three months ended June 30, 2007. This integration did not result in any changes which materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2007.

PART II.   OTHER INFORMATION

 Item  1. Legal Proceedings

Thomas O'Shea v. Merriman Curhan Ford & Co.

In June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Mr. O'Shea. Mr. O'Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O'Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O'Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the discovery stage and an arbitration hearing scheduled for June 2007 is being rescheduled between the parties and the Arbitration Panel. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

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

During the six months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of our revenue. However, we have been dependent on one customer or on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 29% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Any exercise of outstanding stock options and warrants will dilute then-existing stockholders' percentage of ownership of our common stock.

We have a significant number of outstanding stock options and warrants. As of June 30, 2007, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $1.26 to $49.00 per share, represent approximately 7% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on June 8, 2007. At the annual meeting, our stockholders voted on the matters shown in the table below. Each director was elected, and each proposal adopted, by the votes shown.

		Votes For	Votes Against	Votes Abstained	Broker Non-Votes

1.	Election of Directors:

	D. Jonathan Merriman	7,779,245	--	142,093	Not applicable

	Patrick H. Arbor	7,777,888	--	143,450	Not applicable

	Ronald E. Spears	7,777,974	--	143,364	Not applicable

	Steven W. Town	7,628,549	--	292,789	Not applicable

	Raymond J. Minehan	7,622,878	--	298,460	Not applicable

	Dennis G. Schmal	7,618,035	--	303,303	Not applicable

	Anthony B. Helfet	7,760,028	--	161,310	Not applicable

	Scott Potter	7,770,245	--	151,093	Not applicable

	William J. Febbo	7,779,245	--	142,093	Not applicable

2.	Approval of amendments to the Company's 2003 Stock Option and Incentive Plan to increase by 600,000 the number of shares of Common Stock available for issuance pursuant to awards granted under the Stock Option and Incentive Plan and to extend the term of the Stock Option and Incentive Plan for an additional one-year period, until March 7, 2017.	2,373,618	251,648	29,515	6,101,376

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MCF CORPORATION

August 7, 2007	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 7, 2007	By:	/s/ JOHN D. HIESTAND
John D. Hiestand
Chief Financial Officer (Principal Financial Officer)