Form 10-Q
period 2007-09-30
MCF CORP
filed 2007-11-06
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

The number of shares of Registrant's common stock outstanding as of November 5, 2007 was 12,234,448.

Form 10-Q
For the Three Months Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30, 2007		September 30, 2006	September 30, 2007		September 30, 2006
Revenue:
Commissions		$7,923,963	$6,700,416		$22,807,243	$23,344,124
Principal transactions		2,478,297	(1,148,313)		10,804,073	(1,480,963)
Investment banking		5,616,491	1,839,288		15,480,518	11,750,176
Primary research		1,165,428	─		2,116,490	─
Advisory and other fees		476,015	35,099		1,147,363	238,321
Total revenue		17,660,194	7,426,490		52,355,687	33,851,658
Operating expenses:
Compensation and benefits		12,096,131	8,534,218		35,673,505	29,987,310
Brokerage and clearing fees		627,223	598,644		1,921,920	1,987,504
Cost of primary research services		555,185	─		950,403	─
Professional services		518,045	567,535		1,603,163	1,850,916
Occupancy and equipment		499,459	406,047		1,395,048	1,195,202
Communications and technology		921,853	800,061		2,618,799	2,123,963
Depreciation and amortization		193,284	156,760		556,332	467,870
Amortization of intangible assets		264,771	─		485,414	─
Travel and entertainment		635,353	611,712		1,789,971	1,960,304
Other		1,277,519	1,042,738		2,993,878	1,578,024
Total operating expenses		17,588,823	12,717,715		49,988,433	41,151,093
Operating income (loss)		71,371	(5,291,225)		2,367,254	(7,299,435)
Interest income		132,965	117,945		362,919	367,711
Interest expense		(15,876)	134,895		(97,087)	(408,002)
Income (loss) from continuing operations before taxes		188,460	(5,038,385)		2,633,089	(7,339,726)
Income tax expense		─	─		(55,000)	─
Income (loss) from continuing operations		188,460	(5,038,385)		2,578,089	(7,339,726)
Loss from discontinued operations		─	(70,666)		─	(178,868)
Net income (loss)		$188,460	$(5,109,051)		$2,578,089	$(7,518,594)

Basic net income (loss) per share:
Income (loss) from continuing operations		$0.02	$(0.50)		$0.23	$(0.74)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.02)
Net income (loss)		$0.02	$(0.51)		$0.23	$(0.76)

Diluted net income (loss) per share:
Income (loss) from continuing operations		$0.01	$(0.05)		$0.21	$(0.74)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.02)
Net income (loss)		$0.01	$(0.51)		$0.21	$(0.76)

Weighted average common shares outstanding:
Basic		11,999,656	10,151,922		11,337,346	9,906,672
Diluted		13,139,384	10,151,922		12,499,544	9,906,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$12,470,717	$13,746,590
Securities owned:
Marketable, at fair value	14,661,068	7,492,914
Not readily marketable, at estimated fair value	4,040,665	1,489,142
Restricted cash	688,011	629,427
Due from clearing broker	1,134,440	551,831
Accounts receivable, net	2,421,026	2,715,271
Equipment and fixtures, net	1,368,286	1,586,630
Intangible assets	2,214,586	314,963
Goodwill	3,153,219	─
Prepaid expenses and other assets	2,022,405	1,971,445
Total assets	$44,174,423	$30,498,213
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,871,033	$1,121,623
Commissions and bonus payable	7,900,581	7,711,805
Accrued expenses	3,469,821	2,285,670
Due to clearing and other brokers	16,733	11,114
Securities sold, not yet purchased	2,476,071	1,534,953
Capital lease obligation	850,034	1,292,378
Convertible notes payable, net	194,831	187,079
Notes payable	66,187	138,571
Total liabilities	16,845,291	14,283,193
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A--$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively; aggregate liquidation preference of $0
	─	─
Preferred stock, Series B--$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of September 30, 2007 and December 31, 2006; aggregate liquidation preference of $0
	─	─
Preferred stock, Series C--$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of September 30, 2007 and December 31, 2006; aggregate liquidation preference of $0
	─	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,249,520 and 10,602,720 shares issued and 12,223,082 and 10,602,720 shares outstanding as of September 30, 2007 and December 31, 2006, respectively	1,226	1,061
Additional paid-in capital	123,278,319	114,616,848
Treasury stock	(125,613)	--
Accumulated deficit	(95,824,800)	(98,402,889)
Total stockholders' equity	27,329,132	16,215,020
Total liabilities and stockholders' equity	$44,174,423	$30,498,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,578,089	$(7,518,594)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	556,332	474,637
Amortization of intangible assets	485,414	34,214
Stock-based compensation	2,146,436	3,179,305
Amortization of discounts on convertible notes payable	7,749	326,383
Amortization of debt issuance costs	─	26,783
Unrealized (gain) loss on securities owned	(4,807,990)	2,810,298
Bad debt write-off	368,272	─
Other	72,229	13,055
Changes in operating assets and liabilities:
Securities owned	(3,970,569)	(3,421,329)
Restricted cash	(58,584)	(575)
Due from clearing broker	(582,609)	386,205
Accounts receivable	938,143	1,345,785
Prepaid expenses and other assets	99,178	(542,545)
Accounts payable	172,239	279,879
Commissions and bonus payable	1,053	(1,714,895)
Accrued expenses	1,022,867	(122,981)
Due to clearing and other brokers	5,619	(99,530)
Net cash used in operating activities	(966,132)	(4,543,905)
Cash flows from investing activities:
Cash restricted for fund investment	─	(6,300,944)
Purchase of equipment and fixtures	(291,687)	(353,623)
MedPanel acquisition costs	(24,585)	─
Catalyst acquisition costs	─	(58,558)
Proceeds from the sale of Catalyst	163,219	─
Net cash used in investing activities	(153,053)	(6,713,125)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	172,996	301,799
Proceeds from the issuance of common stock	185,041	603,070
Proceeds from the issuance of note payable ($6,112,171) and stock warrant ($1,387,829)	─	7,500,000
Minority interest in fund	─	2,188,050
Debt service principal payments	(514,725)	(345,271)
Net cash provided by (used in) financing activities	(156,688)	10,247,648
Decrease in cash and cash equivalents	(1,275,873)	(1,009,382)
Cash and cash equivalents at beginning of period	13,746,590	11,138,923
Cash and cash equivalents at end of period	$12,470,717	$10,129,541

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$73,023	$55,624
Income taxes	$38,400	$18,800

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

Segment Reporting

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co, MCF Asset Management, LLC and Panel Intelligence, LLC. Accordingly, the Company operates in Investment Banking and Asset Management operating segments in the United States during 2007 and 2006, and added a Primary Research operating segment in April 2007 with the acquisition of MedPanel (see Note No. 3). However, only the Investment Banking segment produced operating results that were material to the Company during the three months and nine months ended September 30, 2007. Total assets for Panel Intelligence were $7,093,000 as of September 30, 2007. Total assets for MCF Asset Management were $3,187,000 as of September 30, 2007. The MCF Asset Management segment had an operating loss for the three months and nine months ended September 30, 2007 in the amount of $253,000 and $302,000, respectively. The results of operations for the Company's Wealth Management segment for the three months and nine months ended September 30, 2006 have been treated as discontinued operations since this business was sold in January 2007 (see Note No. 4).

Concentrations

As of September 30, 2007, the Company owned 4,808,000 shares of Points International in its proprietary trading account with a fair market value of $8,711,000 or approximately 20% of total assets.

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

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide `Audits of Investment Companies' and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.” SOP No. 07-1 clarifies when an entity may apply the provisions of the Audit and Accounting Guide for Investment Companies (the Guide). Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. In May 2007, the FASB issued FSP FIN No. 46-R-7, “Application of FIN 46-R to Investment Companies,” which amends FIN No. 46-R to make permanent the temporary deferral of the application of FIN No. 46-R to entities within the scope of the revised Guide under SOP No. 07-1. FSP FIN No. 46-R-7 is effective upon adoption of SOP No 07-1. In October 2007, the FASB indefinitely deferred the effective date for SOP No. 07-1. The firm is evaluating the impact of adopting SOP No. 07-1 and FSP FIN No. 46-R-7 on its financial condition, results of operations and cash flows.

2. Share-Based Compensation Expense

Stock Options

As of September 30, 2007, there were 5,591,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of September 30, 2007, 374,618 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months and nine months ended September 30, 2007 was $368,000 and $1,017,000, respectively. Compensation expense for stock options during the three months and nine months ended September 30, 2006 was $363,000 and $1,004,000, respectively.

The following table is a summary of the Company's stock option activity for the nine months ended September 30, 2007:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2006	3,570,370	$6.19
Granted	644,620	4.72
Exercised	(83,939)	(2.06)
Canceled	(107,994)	(6.89)
Balance as of September 30, 2007	4,023,057	$6.02
Exercisable as of September 30, 2007	3,029,242	$6.13

 The following table summarizes information with respect to stock options outstanding at September 30, 2007:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 -- $ 3.50	1,993,849	5.28	$2.99	$2,142,790	1,993,849	$2.99	$2,142,790
$ 3.51 -- $ 7.00	1,107,181	8.29	$4.62	─	351,061	4.17	─
$ 7.01 -- $14.00	626,359	6.95	$8.88	─	388,664	9.21	─
$14.01 -- $28.00	256,381	3.10	$22.04	─	256,381	22.04	─
$28.01 -- $49.00	39,287	2.41	$49.00	─	39,287	49.00	─
	4,023,057	6.20	$6.02	$2,142,790	3,029,242	$6.13	$2,142,790

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

2. Share-Based Compensation Expense - continued

As of September 30, 2007, total unrecognized compensation expense related to unvested stock options was $3,221,000. This amount is expected to be recognized as expense over a weighted-average period of 1.45 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months and nine months ended September 30, 2007 was $298,000 and $986,000, respectively. Compensation expense for non-vested stock during the three months and nine months ended September 30, 2006 was $463,000 and $1,481,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the nine months ended September 30, 2007:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at September 30, 2007
Balance as of December 31, 2006	306,009	$10.04
Granted	92,462	4.66
Vested	(231,933)	(8.72)
Canceled	(21,702)	(9.49)
Balance as of September 30, 2007	144,836	$8.78	$588,034

As of September 30, 2007, total unrecognized compensation expense related to non-vested stock was $933,000. This expense is expected to be recognized over a weighted-average period of 0.92 year.

2002 Employee Stock Purchase Plan

The Company issued all shares previously available under the Employee Stock Purchase Plan, or ESPP, to its employees through August 15, 2007. As of September 30, 2007, there are no shares available under the ESPP plan and the Company has no plan to request additional shares from the stockholders for this program. Compensation expense for ESPP during the three months and nine months ended September 30, 2007 was $28,000 and $143,000, respectively. Compensation expense for ESPP during the three months and nine months ended September 30, 2006 was $301,000 and $483,000, respectively.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2007 was $2.84 and $2.67, respectively. The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2006 was $3.33 and $3.72, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the nine months ended September 30, 2007 and 2006:

	Nine months Ended September 30,
	2007	2006
Expected volatility	63.81%	82.71%
Expected life (years)	4.20	4.50
Risk-free interest rate	4.66%	4.79%
Expected dividend yield	0%	0%

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

2. Share-Based Compensation Expense - continued

The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and nine months ended September 30, 2007 was $4.32 and $4.66 per share, respectively. The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and nine months ended September 30, 2006 was $5.25 and $7.56 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

3. Acquisition of MedPanel, Inc.

On April 17, 2007, MCF Corporation acquired 100 percent of the outstanding common shares of MedPanel, Inc. The results of MedPanel's operations have been included in the consolidated financial statements since that date. MedPanel is an online medical market intelligence firm that serves life sciences companies and health care investors through its proprietary methodologies and vast network of leading physicians, medical researchers, allied health professionals and other important healthcare constituencies. As a result of the acquisition, the Company will provide independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging MedPanel's proprietary methodology and vast network of medical experts.

The Company paid $6.5 million in common stock for MedPanel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of MCF Corporation's common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders may also be entitled to additional consideration on the third anniversary from the closing which is based upon MedPanel achieving specific revenue and profitability milestones. The payment of the incentive consideration will be 50% in cash and 50% in the Company's common stock and may not exceed $11,455,000. The Company registered 1,548,119 shares of common stock with the Securities and Exchange Commission on Form S-4, file number 333-138870, originally filed November 21, 2006, as amended.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

As of April 17, 2007
Cash and cash equivalents	$670,028
Accounts receivable	1,023,325
Equipment and fixtures	86,088
Prepaid expenses and other assets	174,162
Intangible assets not subject to amortization:
Registered trademarks	710,000
Intangible assets subject to amortization:
Customer relationships (56 month weighted-average useful life)	990,000
Customer backlog (8 month weighted-average useful life)	420,000
Technology platform (30 month weighted-average useful life)	360,000
Database of registered panelists (24 weighted-average useful life)	220,000
Goodwill	3,153,219
Total assets acquired	7,806,822

Accounts payable	(577,171)
Accrued expenses	(463,300)
Total liabilities assumed	(1,040,471)
Net assets acquired	$6,766,351

The $3,153,000 of goodwill was assigned to our Primary Research segment.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

3. Acquisition of MedPanel, Inc. - continued

The following unaudited pro forma results of our operations for the three months and nine months ended September 30, 2007 and 2006 assume the MedPanel acquisition occurred as of January 1, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Total revenue	$17,660,194	$8,671,790	$54,484,089	$37,864,977
Total operating expenses	17,588,823	14,283,459	52,525,765	45,710,959
Operating income (loss)	71,371	(5,611,669)	1,958,324	(7,845,982)
Net income (loss)	$188,460	$(5,434,415)	$2,171,308	$(8,076,246)

Basic net income (loss) per share	$0.02	$(0.47)	$0.18	$(0.71)
Diluted net income (loss) per share	$0.01	$(0.47)	$0.17	$(0.71)

Weighted average common shares outstanding:
Basic	11,999,656	11,652,042	11,919,810	11,406,792
Diluted	12,996,526	11,652,042	13,114,384	11,406,792

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

The following revenue and expenses have been reclassified as discontinued operations for the three months and nine months ended September 30, 2006:

	Three Months	Nine Months
Revenue	$206,911	$635,103
Operating expenses:
Compensation and benefits	182,615	555,677
Professional services	8,525	33,429
Occupancy and equipment	30,722	73,715
Communications and technology	2,716	13,929
Depreciation and amortization	15,156	40,981
Travel and entertainment	11,875	44,938
Other expenses	26,863	54,241
	278,472	816,910
Operating loss	(71,561)	(181,807)
Interest income, net	895	2,939
Net loss	$(70,666)	$(178,868)

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
$95,544

5. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company's estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the nine months ended September 30, 2007 and 2006, the Company recorded $55,000 and $0 as income tax expense, respectively.

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

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not "more likely than not" that it will be able to realize the benefit of our deferred tax assets in the future.

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

There were no unrecognized tax benefits as of September 30, 2007. The Company is subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

6. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

		Three Months Ended September 30,			Nine Months Ended September 30,
		2007	2006		2007	2006
Net income (loss) available to stockholders - basic		$188,460	$(5,109,051)		$2,578,089	$(7,518,594)
Interest on dilutive securities		4,084	─		12,252	─
Net income (loss) available to stockholders - diluted		$192,544	$(5,109,051)		$2,590,341	$(7,518,594)

Weighted-average number of common shares - basic		11,999,656	10,151,922		11,337,346	9,906,672
Exercise or conversion of all potentially dilutive common shares outstanding		1,139,728	─		1,162,198	─
Weighted-average number of common shares - diluted		13,139,384	10,151,922		12,499,544	9,906,672
Basic net income (loss) per common share:
Income (loss) from continuing operations		$0.02	$(0.50)		$0.23	$(0.74)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.02)
Net income (loss)		$0.02	$(0.51)		$0.23	$(0.76)
Diluted net loss per common share:
Income (loss) from continuing operations		$0.01	$(0.50)		(0.21)	(0.74)
Loss from discontinued operations	$	─	$(0.01)	$	─	$(0.02)
Net income (loss)		$0.01	$(0.51)		$0.21	$(0.76)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months and nine months ended September 30, 2006 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months and nine months ended September 30, 2006, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

MCF CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

6. Earnings (loss) per Share - continued

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	2,093,089	1,519,107	1,756,224	1,335,327
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	─	1,568,682	─	2,018,006
Weighted average shares issuable upon conversion of the convertible notes payable	─	902,736	─	721,812
Weighted average shares contingently issuable	─	52,876	─	80,320
Total common stock equivalents excluded from diluted net income (loss) per share	2,093,089	4,043,401	1,756,224	4,155,465

7. Other Operating Expenses

The following expenses are included in other operating expenses for the three months and nine months ended September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investor conferences	$521,759	$593,580	$910,130	$874,487
Recruiting	116,778	134,452	486,839	264,349
Bad debt expenses	140,105	─	368,271	(445,016)
Public and investor relations	208,058	73,165	368,769	247,166
Supplies	65,954	58,887	233,661	213,450
Insurance	73,659	66,997	220,663	197,867
Other	151,206	115,657	405,545	225,721
	$1,277,519	$1,042,738	$2,993,878	$1,578,024

8. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2007, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $5,789,000, which exceeded the amount required by $4,789,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

In April 2007, we acquired MedPanel, Inc. and began offering primary research services to top biotechnology, pharmaceutical, medical device, and financial services companies through our newly formed subsidiary, Panel Intelligence, LLC. Clients pay subscription fees for access to our online research platform, providing them with greater strategic direction for investment decisions, product development, and marketing.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of September 30, 2007, assets under management across our three fund products exceeded $50 million.

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

Executive Summary

Revenue for the third quarter 2007 exceeded $17.6 million, which represented an increase of more than $10 million, or 138%, over the third quarter 2006. Revenue growth during the latest quarter was led by investment banking and principal transactions, which were $3.7 million and $3.6 million higher in 2007 as compared to 2006, respectively. Commissions revenue was up $1.2 million, or 18%, from third quarter 2006 and we experienced continued growth for each of our recurring revenue activities, including asset management and primary research. Net income for the third quarter 2007 was $188,000, or $0.01 per diluted share, which represents the third consecutive quarter of profitability for our firm. Profitability during the latest quarter was partially attributable to net gains in our firm trading and market making accounts, including our proprietary trading activity which represents the company's highest margin business. Compensation and benefits expense as a percentage of revenue during the three months ended September 30, 2007 was 68%, which represents a significant improvement from third quarter 2006.

For the first three quarters of 2007, revenue was $18.5 million, or 55%, higher than the similar period in 2006. Net income for the nine months ended September 30, 2007 exceeded $2.5 million, or $0.21 per diluted share, as compared to a net loss of $7.5 million, or $0.76 per diluted share, for the nine months ended September 30, 2006.

Business Environment

Most categories of U.S. stocks finished the third quarter higher. The final results masked a significant spike in market volatility from mid-July through mid-August, however, as concerns about the subprime mortgage market intensified and evidence mounted that the damage could spread beyond subprime borrowers and lenders. The Federal Reserve took action in both July and August, cutting both the federal funds rate and discount rate. Investors welcomed these rate reductions, and most broad-based stock indexes were trading near their all-time highs at the end of the quarter.

Small-cap stocks struggled in this environment, with the Russell 2000® Index down 3.09% for the quarter. Growth topped value across all capitalization groups, with large caps leading the way. Among S&P 500 sectors, energy and information technology delivered strong gains, while consumer discretionary and financials ended the quarter with losses.

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

Results of Operations

The following table sets forth the results of operations for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Commissions	$7,923,963	$6,700,416	$22,807,243	$23,344,124
Principal transactions	2,478,297	(1,148,313)	10,804,073	(1,480,963)
Investment banking	5,616,491	1,839,288	15,480,518	11,750,176
Primary research	1,165,428	─	2,116,490	─
Advisory and other fees	476,015	35,099	1,147,363	238,321
Total revenue	17,660,194	7,426,490	52,355,687	33,851,658
Operating expenses:
Compensation and benefits	12,096,131	8,534,218	35,673,505	29,987,310
Brokerage and clearing fees	627,223	598,644	1,921,920	1,987,504
Cost of primary research services	555,185	─	950,403	─
Professional services	518,045	567,535	1,603,163	1,850,916
Occupancy and equipment	499,459	406,047	1,395,048	1,195,202
Communications and technology	921,853	800,061	2,618,799	2,123,963
Depreciation and amortization	193,284	156,760	556,332	467,870
Amortization of intangible assets	264,771	─	485,414	─
Travel and entertainment	635,353	611,712	1,789,971	1,960,304
Other	1,277,519	1,042,738	2,993,878	1,578,024
Total operating expenses	17,588,823	12,717,715	49,988,433	41,151,093
Operating income (loss)	71,371	(5,291,225)	2,367,254	(7,299,435)
Interest income	132,965	117,945	362,919	367,711
Interest expense	(15,876)	134,895	(97,087)	(408,002)
Income (loss) from continuing operations before taxes	188,460	(5,038,385)	2,633,087	(7,339,726)
Income tax expense	─	─	(55,000)	─
Income (loss) from continuing operations	188,460	(5,038,385)	2,578,089	(7,339,726)
Loss from discontinued operations	─	(70,666)	─	(178,868)
Net income (loss)	$188,460	$(5,109,051)	$2,578,089	$(7,518,594)

Our net income (loss) for the three months and nine months ended September 30, 2007 and 2006 included the following non-cash expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Stock-based compensation	$694,574	$1,197,256	$2,146,436	$3,179,305
Depreciation and amortization	193,284	137,702	556,332	474,637
Amortization of intangible assets	264,771	34,214	485,414	34,214
Write-off of uncollectible accounts receivable	140,105	─	368,272	─
Amortization of discounts on debt	2,583	175,543	7,749	326,383
Total	$1,295,317	$1,544,715	$3,564,203	$4,014,539

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30, 2007		September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Capital raising	$3,881,491		$1,194,288	$13,028,018	$10,429,291
Financial advisory	1,735,000		645,000	2,452,500	1,320,885
Total investment banking revenue	$5,616,491		$1,839,288	$15,480,518	$11,750,176

Transaction Volumes:
Public offerings:
Capital underwritten participations	$8,505,000	$	─	$113,744,000	$104,151,000
Number of transactions	1		─	7	10
Private placements:
Capital raised	$101,210,000		$19,385,000	$187,795,000	$107,385,000
Number of transactions	8		4	15	8

Our investment banking revenue was $5,616,000, or 32% of our revenue during third quarter 2007, representing a 205% increase from the similar quarter in 2006. We were placement agent for eight private transactions and a co-manager for one public offering during the three months ended September 30, 2007.

During the nine months ended September 30, 2007, no single investment banking client accounted for more than 10% of our revenue, while one investment banking client accounted for 11% of our revenue during the first nine months of 2006.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenue:
Commissions	$7,923,963	$6,700,416	$22,807,243	$23,344,124
Principal transactions:
Customer principal transactions, proprietary trading and market making	$1,888,770	$(1,135,723)	$9,243,523	$(1,263,456)
Investment portfolio	589,527	(12,590)	1,560,550	(217,507)
Total principal transactions revenue	$2,478,297	$(1,148,313)	$10,804,073	$(1,480,963)
Transaction Volumes:
Number of shares traded	315,936,384	193,666,883	793,084,262	701,398,931
Number of active clients	374	362	537	510

Commissions amounted to $7,924,000, or 45%, of our revenue during the third quarter 2007, representing a 18% increase from the similar period in 2006. Higher revenue for brokering institutional money funds by our Institutional Cash Distributors division was partially offset by lower brokerage commissions.

Principal transactions revenue swung from a $1,148,000 loss during the third quarter 2006 to a $2,478,000 gain during the third quarter of 2007. The 2007 gain included increases in the mark-to-market value of positions in our proprietary trading account, increased profitability in our market making activities, as well as realized and unrealized gains in our investment portfolio. As of September 30, 2007, we made markets in over 1,100 stocks, which has increased by more than 30% from September 30, 2006. We view “intelligent market making” as a key element to differentiating ourselves from our competition in small capitalization equities. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During 2007 and 2006, no single brokerage customer accounted for more than 10% of our revenue from continuing operations.

Primary Research Revenue

 Primary research revenue represents the operating results of Panel Intelligence from the date of the MedPanel acquisition, April 17, 2007, through September 30, 2007.  We are now offering independent market data and information to clients in the biotechnology, pharmaceutical, medical device, clean tech and financial industries.

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

The following table sets forth the major components of our compensation and benefits for the three months and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Incentive compensation and discretionary bonuses	$6,566,759	$4,169,791	$19,950,445	$17,422,932
Salaries and wages	3,928,087	2,402,530	10,527,878	6,737,427
Stock-based compensation	694,574	1,197,256	2,146,436	3,179,305
Payroll taxes, benefits and other	906,711	764,641	3,048,746	2,647,646
Total compensation and benefits	$12,096,131	$8,534,218	$35,673,505	$29,987,310
Total compensation and benefits expense as a percentage of revenue	68%	115%	68%	89%
Cash compensation and benefits expense as a percentage of revenue	65%	99%	64%	79%

The increase in compensation and benefits expense of $3,562,000, or 42%, from the third quarter 2006 to the third quarter 2007 was due primarily to higher incentive compensation which is directly correlated to revenue production. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Cash compensation and benefits expense as a percentage of revenue decreased to 65% during the three months ended September 30, 2007 as compared to 99% during the similar period in 2006. This improvement was largely attributed to higher investment banking and principal transactions revenue during 2007 as these activities represent our highest margin businesses.

During the three months ended September 30, 2007, one sales professional accounting for 12% of our revenue. No single sales professional accounted for more than 10% of our revenue during the three months ended September 30, 2006, and nine months ended September 30, 2007 and 2006.

Stock-based compensation expense decreased by $503,000, or 42%, during the third quarter 2007 as compared to the similar quarter in 2006. The decline in stock-based compensation expense was due mostly to fewer non-vested restricted shares outstanding in 2007.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $29,000, or 5%, during the third quarter of 2007 as compared to the third quarter of 2006 and decreased by $66,000, or 3%, during the nine months ended September 30, 2007 as compared to the similar period in 2006. The third quarter increase reflected higher market making activities while the slight decrease for the first three quarters of 2007 resulted from lower overall commissions revenue during 2007, partially offset by increased market making activity as compared to 2006.

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

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions, consulting fees and recruiting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The decrease of $49,000, or 9%, during the third quarter of 2007 as compared to the third quarter of 2006 and decrease of $248,000, or 13%, during the nine months ended September 30, 2007 as compared to the similar period in 2006 was primarily attributed to lower attorney fees associated with business development activities and lower accounting and auditing expenses.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $93,000, or 23%, during the third quarter of 2007 as compared to the third quarter of 2006 and increase of $200,000, or 17%, during the nine months ended September 30, 2007 as compared to the similar period in 2006 resulted mostly from higher hardware and equipment expenses that were incurred in connection with various technology projects.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $122,000, or 15%, during the third quarter of 2007 as compared to the third quarter of 2006 and increase of $495,000, or 23% during the nine months ended September 30, 2007 as compared to the similar period in 2006 was primarily due to upgrading our trading order management system, as well as the increase in market data and quote services as we continue to expand our market maker activities.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $37,000, or 23%, during the third quarter of 2007 as compared to the third quarter of 2006 and increase of $88,000, or 19% during the nine months ended September 30, 2007 as compared to the similar period in 2006 was due to increased capital expenditures during 2006, including leasehold improvements to our San Francisco office, to facilitate our growth and expansion.

Identifiable intangible assets capitalized in connection with the acquisition of MedPanel included customer relationships, customer backlog, technology platform and the database of registered panelists. The estimated fair market value of these amortizable intangible assets amounting to $1,990,000 will be amortized over periods ranging from 8 months to 56 months.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $24,000, or 4%, during the third quarter of 2007 as compared to the third quarter of 2006 was attributed to higher investment banking business development spending while the decrease of $170,000, or 9% during the nine months ended September 30, 2007 as compared to the similar period in 2006 was due mostly to our focus to minimize discretionary spending in an effort to improve profitability.

The following expenses are included in other operating expenses for the three months and nine months ended September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investor conferences	$521,759	$593,580	$910,130	$874,487
Recruiting	116,778	134,452	486,839	264,349
Bad debt expenses	140,105	─	368,271	(445,016)
Public and investor relations	208,058	73,165	368,769	247,166
Supplies	65,954	58,887	233,661	213,450
Insurance	73,659	66,997	220,663	197,867
Other	151,206	115,657	405,545	225,721
	$1,277,519	$1,042,738	$2,993,878	$1,578,024

The increase in other operating expenses of $235,000, or 23%, during the third quarter of 2007 as compared to the third quarter of 2006 was primarily due to the write-off of $140,000 in uncollectible receivables related to investment banking transactions that will not be completed and $135,000 for services provided by an investor relations consulting firm. The increase of $1,416,000, or 90%, during the nine months ended September 30, 2007 as compared to the similar period in 2006 was due to (i) the recovery in April 2006 of the $500,000 note receivable from Ascend that had been previously written-off in 2005, (ii) higher recruiting costs for some senior investment bankers and institutional sales professionals and (iii) the write-off of uncollectible receivables related to investment banking activities.

Income Tax Expense

At the end of each interim reporting period we calculate an effective tax rate based on our best estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the nine months ended September 30, 2007 and 2006, we recorded $55,000 and $0 as income tax expense, respectively.

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

We adopted Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no unrecognized tax benefits as of September 30, 2007. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

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

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the nine months ended September 30, 2007 and 2006. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following is a table summarizing our significant commitments as of September 30, 2007, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
Less than one year	$26,694	$545,011	$149,307
One year to three years	243,990	3,179,296	769,607
Three years to five years	─	985,839	─
Total commitments	$270,684	$4,710,146	$918,914

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three months and nine months ended September 30, 2007 and 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2007 and 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of September 30, 2007, liquid assets consisted primarily of cash and cash equivalents of $12,471,000 and marketable securities, net of securities sold not yet purchased, of $12,185,000, for a total of $24,656,000.

Cash and cash equivalents decreased by $1,276,000 during the nine months ended September 30, 2007. Cash used in operating activities for 2007 was $966,000 which consisted of our net income adjusted for non-cash expenses including stock-based compensation, depreciation and amortization, partially offset by unrealized gains related to securities owned and changes in operating asset and liability balances. Cash used in investing activities amounted to $153,000 during 2007 which consisted of purchases of equipment and fixtures, partially offset by proceeds from the sale of Catalyst. Cash used in financing activities was $157,000. Our financing activities included debt service payments, partially offset by proceeds from the issuance of common stock in connection with our employee stock purchase plan and employee stock option exercises.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2007, Merriman Curhan Ford & Co. had regulatory net capital of $5,789,000 which exceeded the required amount by $4,789,000.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2007.

Changes in internal controls -There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

S3 Investment Company, Inc. v. Merriman Curhan Ford & Co. and Qualico Capital, Inc.

In September 2007, Merriman Curhan Ford & Co. was served with a complaint filed by a former client S3 Investment Company, Inc. (“S3i”).The matter is pending before the Superior Count in the City and County of San Francisco. The plaintiff alleges theories of breach of contract, fraud, negligent misrepresentation, intentional and negligent interference with prospective economic relations. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

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

During the nine months ended September 30, 2007 and 2006, no single customer accounted for more than 10% of our revenue. However, we have been dependent on one customer or on a small number of customers, for a large percentage of our revenue at some times in the past and we cannot assure you that we will not become so dependent again in the future. If we do become dependent on a single customer or small group of customers, the loss of one or more large customers could materially adversely affect our business and results of operations.

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

We have a significant number of outstanding stock options and warrants. As of September 30, 2007, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $1.26 to $49.00 per share, represent approximately 7% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Item  2.  Unregistered Sales of Equity Securities

On July 15, 2007, we issued 12,000 shares of our Common Stock to Barretto Pacific Group (“BPG”), a contractor who performed services for the Company. Such shares were placed in escrow pending vesting per the Company’s written agreement with BPG. Vesting was contingent on the provision of services by BPG, which conditions were satisfied and the shares released from escrow fully vested in October 2007. These shares were issued in consideration for services rendered to the Company. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) contained in Section 4.2 of the Securities Act due to the fact that they were issued in a transaction not involving a public offering.

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

MCF CORPORATION

November 6, 2007	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 6, 2007	By:	/s/ JOHN D. HIESTAND
John D. Hiestand
Chief Financial Officer (Principal Financial Officer)