Form 10-K
period 2007-12-31
MCF CORP
filed 2008-02-12
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 001-15831

MCF CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

600 California Street, 9th Floor
San Francisco, CA 94108
(Address of principal executive offices)(Zip Code)

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

The aggregate market value of the 11,157,574 shares of common stock of the Registrant issued and outstanding as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 976,446 shares of common stock held by affiliates of the Registrant was $56,011,021. This amount is based on the closing price of the common stock on the American Stock Exchange of $5.02 per share on June 30, 2007.

The number of shares of Registrant’s common stock outstanding as of February 11, 2008 was 12,317,940.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2008 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

i

This Annual Report on Form 10-K and the information incorporated by reference in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. We will not necessarily update the information presented or incorporated by reference in this Annual Report on Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K and especially in the section “Risk Factors.” This entire Annual Report on Form 10-K, including the consolidated financial statements and the notes and any other documents incorporated by reference into this Form 10-K should be read for a complete understanding of our business and the risks associated with that business.

PART I

Item 1. Business

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management and primary research through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC.

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

In April 2007, we acquired MedPanel, Inc. (now Panel Intelligence, LLC) and began offering custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence is positioned to provide greater access, compliance, insights and productivity to clients in the healthcare, clean technology (“CleanTech”), technology, media and telecommunications (“TMT”) and financial industries.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of December 31, 2007, assets under management across our three fund products exceeded $56 million.

We are headquartered in San Francisco, with additional offices in New York, NY, Cambridge, MA, Newport Beach, CA and Portland, OR. As of December 31, 2007, we had 198 employees. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation. MCF Asset Management, LLC is registered with the Securities and Exchange Commission.

Principal Services

We have three business segments: the investment bank / broker-dealer, primary research and asset management. Our investment bank / broker-dealer segment provides three service offerings: investment banking, brokerage and equity research. Our primary research segment offers custom, independent primary research services to health care and Clean Technology companies, as well as financial services firms that invest in these companies. Our asset management segment manages investment products for investors. We sold our wealth management subsidiary, Catalyst Financial Planning & Investment Management Corporation, or Catalyst, in January 2007. The results from this segment have been treated as discontinued operations.

Investment Banking

Our investment bankers provide a full range of corporate finance and strategic advisory services. Our corporate finance practice is comprised of industry coverage investment bankers that are focused on raising capital for fast growing companies in selected industry sectors. Our strategic advisory practice tailors solutions to meet the specific needs of our clients at various points in their growth cycle. Over the last three years, we have focused on growing our investment banking business through the hiring of increasingly senior investment bankers and support professionals. As of December 31, 2007, we had 33 professionals in our investment banking group.

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

Institutional Brokerage Services

We provide institutional sales, sales trading and trading services to more than 590 institutional accounts in the United States. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the distribution and trading expertise that we provide.

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

Trading. Our trading professionals facilitate liquidity discovery in equity securities. We make markets in NASDAQ and other securities, trade listed securities and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange. As of December 31, 2007, we were a market maker in over 1,200 securities.

The customer base of our brokerage business is primarily institutional, including mutual funds and hedge funds, as well as smaller, private investment firms and certain high net worth individuals. We believe this group of clients and potential clients to number over 4,000. We grew our business during 2007 by adding new customers, and increasing the penetration of existing institutional customers that use our equity research and trading services in their investment process.

Proprietary Trading. We will from time to time take significant positions in fast growing companies that we feel are undervalued in the marketplace. We believe that our window into these opportunities, due to the types of companies we research, offers us a significant competitive advantage. We have generated attractive returns on our capital by deploying this strategy since the inception of our firm.

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

Institutional Cash Distributors (ICD). ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. As of December 31, 2007, ICD clients have invested over $18 billion in money market funds from which ICD earns brokerage fees. ICD is a division of Merriman Curhan Ford & Co.

OTCQX Advisory. During 2007, Merriman Curhan Ford & Co. began offering services to sponsor companies on the Domestic and International OTCQX markets. This new service offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on a traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. Merriman Curhan Ford & Co. was the first U.S. investment bank to achieve DAD and PAL designations.

Capital Access Group. We raise capital for institutional hedge funds, venture capital and private equity clients for a fee through our Capital Access Group. We believe fee-based capital raising is an underserved area of the institutional brokerage industry.

Equity Research

A key part of our strategy is to originate specialized and in-depth research. Our analysts cover a universe of approximately 186 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract and retain institutional brokerage clients.

Supported by the firm’s institutional sales and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in fast growing companies that are not widely held and that we believe are undervalued. Given the contrarian and undiscovered nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors. As of December 31, 2007, approximately 78% of the companies covered by our research professionals had market capitalizations of $1 billion or less.

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

The industry sectors covered by our 15 equity research analysts include:

CleanTech/Next-Generation EnergySM

•	Energy Storage and Efficiency
•	Environmental Technologies
•	Next-Generation Energy

Health Care

•	Infectious Disease and Oncology
•	Medical Technologies
•	Pain & Lifestyle

Tech/Media/Telecom

•	Communications Technology
•	Internet Applications, Software and Services
•	Semiconductors/Capital Equipment Enterprise/Data Center Connectivity
•	Telecom and Data Services
•	Wireless Communications

Consumer/Retail

•	Branded Athletic Lifestyle and Specialty Retail
•	Branded Consumer - Sin Redefined
•	Consumer Health and Wellness
•	Specialty Retail - Hardline

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

Our equity research group annually hosts several conferences targeting fast growing companies and investors, including our Investor Summit, Next-Generation Energy Conference and IP Video Conference. Additionally, we host one day Round Robin events in which 12-15 fast growing companies present to institutional investors in one-on-one meetings. We use these events to showcase innovative and fast growing companies to institutional investors focused on investing in these growth sectors.

Asset Management

MCF Asset Management, LLC creates investment products for both institutional and high-net worth clients. Through the corporate and professional resources of MCF Corporation, we have developed an institutional-standard investment management platform.

The 1990’s were a decade of broad stock market appreciation. Investors were handsomely rewarded for buying exposure to the stock market by investing in long only mutual funds, market indices or individual stocks. So far this decade, equity returns have not been as strong or as consistent as throughout the 1990’s. As a result, interest in alternative investment strategies, such as long/short equity, market neutral, convertible arbitrage, currency arbitrage and real estate, have grown in popularity. Investing in alternative investment strategies will ideally produce absolute returns that are not correlated with broad stock market indices and represent a diversification of risk for investors.

More importantly, we believe both institutions and wealthy individuals have reached that same conclusion and will continue to shift more of their investment dollars into alternative asset class strategies. It is our intent to help our clients in their investment process by offering access to alternative investment strategies, as well as certain niche based long-only strategies. We have established our own alternative investment products and evaluate opportunities to acquire and partner with managers of alternative asset investments. We currently have three active funds in the marketplace.

Primary Research

In April 2007, we acquired MedPanel, Inc. and began offering primary research services through our new subsidiary, Panel Intelligence, LLC. Panel Intelligence offers an online primary research platform that provides healthcare, CleanTech and TMT industry clients and investment professionals with deeper insights and better efficiency for investment decisions, product development and marketing. By leveraging its proprietary methodology and vast network of healthcare, CleanTech and TMT experts, we believe we can quickly provide independent market data and information to clients.

Our primary research product and service offerings arise from the intelligent application of our core technology and research platform. Our staff guides clients in the development of highly targeted customized quantitative and/or qualitative research instruments designed to address business issues important to the client. In addition, we have developed proprietary research products which we market to multiple clients. These reports provide timely, consistent and cross-comparable data on a regular basis to subscribing clients.

We believe that primary research revenue growth from financial services clients, such as mutual fund managers and hedge fund mangers, will accelerate due to the ability of the combined company to market primary research through our existing institutional sales force. Part of MedPanel’s rationale for seeking a merger partner was to expand its financial services customer base through an established sales force as well as take advantage of the future growth potential of a larger, publicly-held company with a greater depth of technologies, marketing opportunities and financial and operating resources.

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

As a broker-dealer registered with the Securities and Exchange Commission, or SEC, and as a member firm of Financial Industry Regulatory Authority, we are subject to the net capital requirements of the SEC and FINRA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

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

We believe that at all times we have been in compliance with the applicable minimum net capital rules of the SEC and FINRA.

The failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

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

Additional legislation and regulations, including those relating to the activities of our broker-dealer, changes in rules promulgated by the SEC, FINRA or other United States, state or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application.

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

Item 1a. Risk Factors

We face a variety of risks in our business, many of which are substantial and inherent in our business and operations. The following are risk factors that could affect our business which we consider material, our industry and holders of our common stock. Other sections of this Annual Report on Form 10-K, including reports which are incorporated by reference may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business

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

Our financial results may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our revenue and results of operations. These variations may be attributed in part to the fact that our investment banking revenue is typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the technology, healthcare, clean technology and consumer sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Recently, more companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenue would be adversely affected in the event that an initial public offering is not consummated.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly D. Jonathan Merriman, our Chief Executive Officer, and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounter intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Merriman, any other member of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, protect our market share or retain assets under management, each of which, in turn, could materially adversely affect our business and results of operations.

If any of our professionals were to join an existing competitor or form a competing company, some of our clients could choose to use the services of that competitor instead of our services. The compensation arrangements, non-competition agreements and lock-up agreements we have entered into with certain of our professionals may not prove effective in preventing them from resigning to join our competitors and the non-competition agreements may not be upheld if we were to seek to enforce our rights under these agreements.

If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations and financial condition may be materially adversely affected.

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

Pricing and other competitive pressures may impair the revenue and profitability of our brokerage business.

We derive a significant portion of our revenue from our brokerage business. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. Recent developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. We expect this trend toward alternative trading systems to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from our larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenue may decline and our business, financial condition and results of operations may be adversely affected.

Changes in laws and regulations governing brokerage and research activities could also adversely affect our brokerage business.

In July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) and solicited further public comment regarding soft dollar practices involving third party providers of research. The July 2006 SEC interpretive guidance may affect our brokerage business and laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services. We and firms that compete with us have or may put in place commission sharing arrangements under which an institutional client will execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commissions generated directly to other broker-dealers or to independent research providers in exchange for research and other permissible products and services. As such arrangements are entered into by our clients with us and/or other brokerage firms, it may further increase the competitive pressures within the brokerage business and/or reduce the value our clients place on high quality research.

In 2005 the SEC promulgated Regulation NMS, which made dramatic changes to the National Market System, and one of the most significant of those changes, the “Order Protection Rule” recently became effective. Under the Order Protection Rule, commonly known as the “trade-through rule,” broker-dealers that trade at a price higher than the inside offer (or lower than the inside bid) of a market center’s best quotation will be required to “take out”, or execute against, that market’s quotation. We cannot fully predict the effect that the implementation of the Order Protection Rule may have on our brokerage business.

We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct active and aggressive securities trading, market-making and investment activities for our own account, which subjects our capital to significant risks. These risks include market, credit, counterparty and liquidity risks, which could result in losses for us. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. Trading losses resulting from such trading could have a material adverse effect on our business and results of operations.

Difficult market conditions could adversely affect our business in many ways.

Difficult market and economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business, from which we have historically generated more than half of our revenue. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenue. In addition, reductions in the trading prices for equity securities also tend to reduce the deal value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. Also, difficult market conditions would likely decrease the value of assets under management in our asset management business, which would decrease the amount of asset-based fees we receive, and may also affect our ability to attract additional or retain existing assets under management within this business. As we may be unable to reduce expenses correspondingly, our profits and profit margins may decline.

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

We face strong competition from larger firms.

The brokerage, investment banking and asset management industries are intensely competitive and we expect them to remain so. We compete on the basis of a number of factors, including client relationships, reputation, the abilities and past performance of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenue, even during periods where the volume and number of investment banking transactions are increasing. Competitive factors with respect to our asset management activities include the amount of firm capital we can invest in new products and our ability to increase assets under management, including our ability to attract capital for new investment funds. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

We are a relatively small investment bank with approximately 198 employees as of December 31, 2007 and revenue less than $90 million in 2007. Many of our competitors in the brokerage, investment banking and asset management industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the brokerage and investment banking industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

We have incurred losses in the recent past and may incur losses in the future.

We have incurred losses in the recent past. We recorded net losses of $8,220,000 for the year ended December 31, 2006 and $1,514,000 for the year ended December 31, 2005. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in any of our future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, we may incur significant expenses in connection with initiating new business activities or in connection with any expansion of our underwriting, brokerage, primary research or asset management businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we will need to increase our revenue at a rate greater than our expenses to achieve and maintain profitability. If our revenue do not increase sufficiently, or even if our revenue increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

Our capital markets and strategic advisory engagements are singular in nature and do not generally provide for subsequent engagements.

Our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from those successful completion of transactions, our business and results of operations would likely be adversely affected.

A significant portion of our brokerage revenue is generated from a relatively small number of institutional clients.

A significant portion of our brokerage revenue is generated from a relatively small number of institutional clients. For example, in 2007 we generated 27% of our brokerage revenue, or approximately 8% of our total revenue, from our ten largest brokerage clients. Similarly, in 2006 we generated 22% of our brokerage revenue, or approximately 13% of our total revenue, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

Poor investment performance, pricing pressure and other competitive factors may reduce our asset management revenue or result in losses.

As part of our strategy, we are investing in the expansion of our asset management business. Our revenue from this business is primarily derived from management fees which are based on assets under management and incentive fees, which are earned if the return of our investment funds exceeds certain threshold returns. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, market or economic conditions, competition from other fund managers and our ability to negotiate terms with investors.

Investment performance is one of the most important factors in retaining existing clients and competing for new asset management business and our historical performance may not be indicative of future results. Poor investment performance and other competitive factors could reduce our revenue and impair our growth in many ways:

•	existing clients may withdraw funds from our asset management business in favor of better performing products;

•	our incentive fees could decline or be eliminated entirely;

•	our capital investments in our investment funds may diminish in value or may be lost; and

•	our key employees in the business may depart, whether to join a competitor or otherwise.

To the extent our future investment performance is perceived to be poor in either relative or absolute terms, our asset management revenue will likely be reduced and our ability to raise new funds will likely be impaired. Even when market conditions are generally favorable, our investment performance may be adversely affected by our investment style and the particular investments that we make.

Limitations on our access to capital could impair our liquidity and our ability to conduct our businesses.

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of importance to our trading business and perceived liquidity issues may affect our clients and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading clients, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

Merriman Curhan Ford & Co., our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, Merriman Curhan Ford & Co. is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to MCF Corporation. As a holding company, MCF Corporation depends on distributions and other payments from its subsidiaries to fund all payments on its obligations, including debt obligations. As a result, regulatory actions could impede access to funds that MCF Corporation needs to make payments on obligations, including debt obligations.

Our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. Also, risk management policies and procedures that we utilize with respect to investing our own funds or committing our capital with respect to investment banking, trading activities or asset management activities may not protect us or mitigate our risks from those activities. If any of the variety of instruments, processes and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure may malfunction or fail.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputational damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco, New York, Cambridge, Newport Beach and Portland, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We intend to grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating businesses, including integrating relationships with customers, business partners and internal data processing systems. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

Future acquisitions or joint ventures by us could entail a number of risks, including problems with the effective integration of operations, the inability to maintain key pre-acquisition business relationships and integrate new relationships, the inability to retain key employees, increased operating costs, exposure to unanticipated liabilities, risks of misconduct by employees not subject to our control, difficulties in realizing projected efficiencies, synergies and cost savings, and exposure to new or unknown liabilities.

Any future growth of our business may require significant resources and/or result in significant unanticipated losses, costs or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations.

Evaluation of our prospects may be more difficult in light of our limited operating history.

We have a limited operating history upon which to evaluate our business and prospects. As a relatively young enterprise, we are subject to the risks and uncertainties that face a company during its formative development. Some of these risks and uncertainties relate to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our common stock.

Risks Related to Our Industry

Risks associated with regulatory impact on capital markets.

Highly-publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to be public are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on our business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputational harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings, which have imposed additional costs and limitations on the conduct of our businesses.

Financial service companies have experienced a number of highly publicized regulatory inquiries concerning market timing, late trading and other activities that focus on the mutual fund industry. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers and broker-dealers.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

Our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases.

For example, an indemnity from a client that subsequently is placed into bankruptcy is likely to be of little value to us in limiting our exposure to claims relating to that client. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputational harm to us, which could seriously harm our business and prospects.

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

Employee misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputational harm for any misconduct by our employees.

Risks Related to Ownership of Our Common Stock

A significant percentage of our outstanding common stock is owned or controlled by our senior professionals and other employees and their interests may differ from those of other shareholders.

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

Provisions of our organizational documents may discourage an acquisition of us.

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

In addition, the Delaware General Corporation Law contains provisions that may enable our management to retain control and resist our takeover. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15% or more of our outstanding voting stock for a period of three years from the date that such person acquires his or her stock. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if it could be favorable to the interests of our stockholders.

The market price of our common stock may decline.

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

Many of these factors are beyond our control. Any one of the factors noted herein could have an adverse effect on the value of our common stock. Declines in the price of our stock may adversely affect our ability to recruit and retain key employees, including our senior professionals.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies and that often have been unrelated to the operating performance of such companies. These market fluctuations have adversely impacted the price of our common stock in the past and may do so in the future.

Your interest in our firm may be diluted due to issuance of additional shares of common stock.

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

We have a significant number of outstanding stock options and warrants. During 2007, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $1.26 to $49.00 per share, represent approximately 7% of our total outstanding stock on a fully diluted basis using the treasury stock method.

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

Although our common stock is currently traded on the Nasdaq Stock Market, an active trading market in our stock has been limited. Accordingly, you may not be able to sell your shares when you want or at the price you want.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends in the foreseeable future. Accordingly, our shareholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on an investment in our common stock. Investors seeking cash dividends should not purchase our common stock.

Item 1b. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2007, all of our properties are leased. Our principal executive offices are located in San Francisco, California. We lease four additional offices to support our various business activities. These offices are located in New York, NY, Cambridge, MA, Newport Beach, CA and Portland, OR. We believe the facilities we are now using are adequate and suitable for business requirements.

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

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock has been quoted on The Nasdaq Stock Market, Inc. (“Nasdaq”) under the symbol “MERR” since February 12, 2008. Prior to this time, our common stock traded on the American Stock Exchange under the symbol “MEM.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated. The sales prices below have been adjusted retroactively to reflect the one-for-seven reverse stock split of our authorized and outstanding common stock affected on November 16, 2006.

	High	Low
2007
Fourth Quarter	$5.50	$3.90
Third Quarter	5.45	3.44
Second Quarter	6.15	3.86
First Quarter	5.79	3.95

2006
Fourth Quarter	$4.97	$3.64
Third Quarter	7.35	4.06
Second Quarter	10.29	7.00
First Quarter	10.36	6.72

The closing sale price for our common stock on February 11, 2008 was $5.69. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A. “Risk Factors.”

According to the records of our transfer agent, we had 698 stockholders of record as of December 31, 2007. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2007.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
1999 Stock Option Plan	356,160	$3.82	28,241
2000 Stock Option and Incentive Plan	535,816	$13.60	4,591
2001 Stock Option and Incentive Plan	505,436	$3.19	14,122
2003 Stock Option and Incentive Plan	2,550,687	$4.60	34,511
2006 Directors’ Stock Option and Incentive Plan	—	$—	53,172
2002 Employee Stock Purchase Plan	—	$—	—
Equity compensation not approved by stockholders	118,160	$20.45	135,413

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of Ratexchange Corporation (now known as MCF Corporation) in 1999 and a Non-Qualified option plan that is consistent with the American Stock Exchange Member Guidelines, Rule 711, approved by the Board of Directors in 2004. The American Stock Exchange guidelines require that grants from the option plan be made only as an inducement to a new employee, that the grant be approved by a majority of the independent member so the Compensation Committee and that a press release is issued promptly disclosing the terms of the option grant.

Recent Sale of Unregistered Securities

None.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Part II, Item 8 to this Annual Report on Form 10-K.

	2007	2006	2005	2004	2003
Statement of operations data:
Revenue	$87,655,992	$51,818,638	$43,184,315	$38,368,310	$18,306,011
Operating expenses	76,194,659	58,315,930	44,912,772	36,194,924	16,832,676
Operating income (loss)	11,461,333	(6,497,292)	(1,728,457)	2,173,386	1,473,335
Gain (loss) on retirement of convertible notes payable (1)	—	(1,348,805)	—	—	3,088,230
Interest income	461,922	484,909	446,273	120,431	39,483
Interest expense(2)	(138,055)	(535,014)	(76,103)	(169,787)	(1,554,901)
Income tax expense	(2,462,165)	—	(142,425)	(249,744)	(74,884)
Income (loss) from continuing operations	9,323,035	(7,896,202)	(1,500,712)	1,874,286	2,971,263
Loss from discontinued operations	—	(324,213)	(13,731)	—	—
Net income (loss)	$9,323,035	$(8,220,415)	$(1,514,443)	$1,874,286	$2,971,263
Diluted income (loss) from continuing operations	$0.74	$(0.79)	$(0.16)	$0.16	$0.39
Statement of financial condition data:
Cash and cash equivalents	$31,962,201	$13,746,590	$11,138,923	$17,459,113	$6,142,958
Marketable securities owned	14,115,022	7,492,914	8,627,543	2,342,225	608,665
Total assets	64,573,331	30,498,213	27,694,413	25,007,824	9,703,946
Capital lease obligations	890,272	1,292,378	883,993	452,993	24,401
Notes payable, net	238,989	325,650	408,513	1,487,728	1,927,982
Stockholders’ equity	$34,806,048	$16,215,020	$18,403,001	$16,733,850	$5,261,210

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

(2)
Interest expense for 2003 included $1,291,000 in amortization of discounts and debt issuance costs, while the 2004 amount included $119,000 for amortization of discounts and debt issuance costs. The higher amortization expense in 2003 was due to the accelerated amortization that occurred as the notes payable were retired or converted to equity instruments during 2003. The total amount of discounts that will be amortized in future periods was $3,000 as of December 31, 2007.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 to this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management and primary research through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC.

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

In April 2007, we acquired MedPanel, Inc. (now Panel Intelligence, LLC) and began offering custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence is positioned to provide greater access, compliance, insights and productivity to clients in the healthcare, CleanTech, TMT and financial industries.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. During 2006, we introduced the MCF Navigator fund and MCF Voyager fund. Additionally, we are the sub-advisor for the MCF Focus fund. As of December 31, 2007, assets under management across our three fund products exceeded $56 million.

Executive Summary

Our revenue grew 69% during 2007 to $87,656,000, a record high, with healthy expansion across our business lines. Net income was $9,323,000, or $0.74 per diluted share during 2007 which represents a significant turnaround from our $8,220,000 net loss in 2006. We were profitable in each of the four quarters during 2007 and we have had consecutive year-over-year revenue growth since we launched Merriman Curhan Ford & Co. at the beginning of 2002. We earned $0.51 per diluted share during the fourth quarter which primarily resulted from strong investment banking revenue and significant gains in our proprietary trading activity. Our focus during 2007 was to grow our revenue per employee, generate meaningful operating cash flows, introduce primary research as a new service offering and closely manage our non-compensation related expenses. Our focus in 2008 will be to build on our recent success in our core businesses, further develop our new businesses, including primary research and OTCQX advisory, while continuing to lower our compensation expense as a percentage of revenue.

Investment Banking - The investment banking team had another strong year with 42% revenue growth in 2007, which followed 43% revenue growth in 2006. We closed 40 corporate financing and strategic advisory transactions during the year with average transaction fees of $710,000. Most of the growth in 2007 was resulted from equity underwritten transaction revenue which nearly doubled over 2006. Our success in expanding of this business in 2007 can be attributed to the seasoning of our senior investment bankers and support professionals and our focus on fast growing companies in our target sectors such as Clean Technology and healthcare. Additionally, we were more selective in the investment banking assignments that we engaged in 2007 which resulted in a higher transaction closing rate.

Principal Transactions - Our principal transactions activity during 2007 was robust with significant gains in our proprietary trading activity, investment portfolio and profitable market making. We particularly benefited from the significant price appreciation in one equity security position, Points International, that we had filed a Statement of Beneficial Ownership on Schedule 13D with the SEC in 2006. We profitably exited approximately 3 million shares of the position in late 2007 and no longer are required to file our beneficial ownership with the SEC. We will from time to time take significant positions in fast growing companies that we feel are undervalued in the market place. We believe that our window into these opportunities, due to the types of companies we research, offers us a significant competitive advantage. Over the past few years, we have generated attractive returns on our capital by deploying this strategy.

Commissions - Commissions revenue from brokering equity securities to institutional investors declined slightly in 2007. This business continues to face increasing challenges including the proliferation of electronic communications networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals. We believe that we can grow our institutional brokerage revenue by producing differentiated equity research on relatively undiscovered, fast growing companies within our selected growth sectors and providing this research to small and mid-sized traditional and alternative investment managers for whom these companies comprise an important part of their investment portfolios.

Institutional Cash Distributors - Our Institutional Cash Distributors business continued to expand rapidly in 2007 with average assets brokered nearly doubling over 2006. ICD revenue grew at a rate of 114% in 2006 and 70% in 2007. We expect that ICD revenue will continue to grow in 2008.

Primary Research - We closed the acquisition of MedPanel, Inc. in April 2007 and began offering custom and published primary research to biotechnology, pharmaceutical and medical device industry clients, as well as institutional investment companies for a subscription fee. In September 2007, we launched independent primary research for the Clean Technology vertical, which encompasses technologies that reduce humans’ impact on the environment. We have positioned our firm to be an early provider of primary research to both our corporate clients as well as financial service clients who are using our product to facilitate their investment decisions.

OTCQX Advisory. During 2007, Merriman Curhan Ford & Co. began offering services to sponsor companies on the Domestic and International OTCQX markets. This new service offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on a traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. Merriman Curhan Ford & Co. was the first U.S. investment bank to achieve DAD and PAL designations.

Employees - Our overall headcount increased by 19% to 198 during 2007, though most of this growth resulted from the MedPanel acquisition. During 2007, we emphasized finding the most qualified employee for each position to boost revenue per employee. We expect that we will continue to increase our employee headcount by 10% to 15% during 2008, though as always these hiring decisions may be impacted by our actual financial results and the overall capital markets environment.

Business Development - We continued to invest in areas of our business that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast growing companies to institutional investors, marketing, travel and other business development activities. These activities resulted in higher operating expenses in 2007.

While the subprime mortgage crisis has not had any direct impact on our firm, the current economic outlook for 2008 is obscured by credit anxieties, slowing growth, expensive commodities and the decreasing purchasing power of the U.S. dollar which may adversely impact our capital markets activities. However, the positive financial results from 2007 have strengthened our balance sheet and provided us with significantly more liquidity than we had at the start of fiscal 2007.

Business Environment

The equity and commodity markets were highly volatile during 2007 with major U.S. stock indexes ending the year mixed. After a brief sell-off in the first quarter, most U.S. stock indexes advanced in the second quarter and third quarter with many setting record highs. Stocks moved higher based on corporate earnings and later overcame short periods of increased volatility in July and August associated with investor’s concerns about soft retail sales, rising interest rates, inflation, the housing market and sub-prime mortgage woes. An active mergers-and-acquisitions market, fueled to a significant degree by buying from private equity funds, was one factor supporting the market. Investors also welcomed two 50 basis point cuts in the fed funds rate and discount rate in late summer. Stocks traded lower in the final quarter of 2007 as ongoing weakness in the housing market, concerns over sub-prime mortgages and crude oil prices that topped $100 per barrel all undermined investor confidence. The Fed reduced rates by another 50 basis points during the fourth quarter, however this action did little for the market.

The S&P 500 Index, a large-cap benchmark, gained 5.5% for the year while the technology-sensitive Nasdaq Composite Index rose 9.8% in 2007. U.S. small cap stocks performed especially poorly in 2007 with the Russell 2000 Index declining 1.6% for all of 2007.

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

Results of Operations

The following table sets forth a summary of financial highlights for the three years ended December 31, 2007:

	2007	2006	2005
Revenue:
Commissions	$31,681,563	$30,105,085	$26,992,427
Investment banking	30,138,783	21,190,786	14,816,814
Principal transactions	20,116,392	(171,055)	1,366,938
Primary research	3,848,421	—	—
Advisory and other fees	1,870,833	693,822	8,136
Total revenue	87,655,992	51,818,638	43,184,315
Operating expenses:
Compensation and benefits	56,101,887	42,840,431	31,659,488
Brokerage and clearing fees	2,635,328	2,614,513	2,312,616
Cost of primary research	1,595,502	—	—
Professional services	2,823,391	2,441,417	1,987,317
Occupancy and equipment	1,862,069	1,665,410	1,522,351
Communications and technology	3,483,752	2,969,872	1,918,693
Depreciation and amortization	740,445	645,129	490,165
Amortization of intangible assets	750,185	—	—
Travel and business development	2,607,042	2,738,393	1,723,290
Other	3,595,058	2,400,765	3,298,852
Total operating expenses	76,194,659	58,315,930	44,912,772
Operating income (loss)	11,461,333	(6,497,292)	(1,728,457)
Loss on retirement of convertible note payable	—	(1,348,805)	—
Interest income	461,922	484,909	446,273
Interest expense	(138,055)	(535,014)	(76,103)
Income (loss) from continuing operations before income taxes	11,785,200	(7,896,202)	(1,358,287)
Income tax expense	(2,462,165)	—	(142,425)
Income (loss) from continuing operations	9,323,035	(7,896,202)	(1,500,712)
Loss on discontinued operations	—	(324,213)	(13,731)
Net income (loss)	$9,323,035	$(8,220,415)	$(1,514,443)

Our revenue during 2007 increased by $35,837,000 or 69%, from 2006 reflecting growth across our businesses, with particular strength in principal transactions and solid growth in investment banking transactions. Net income for 2007 was $9,323,000 as compared to net loss of $8,220,000 during 2006.

Our net income (loss) during the three years ended December 31, 2007 included the following non-cash items:

	2007	2006	2005
Stock-based compensation	$2,824,107	$3,836,781	$1,959,329
Amortization of intangible assets	750,185	138,051	34,366
Depreciation and amortization	740,445	655,334	493,672
Provision for uncollectible accounts receivable	368,272	383,565	556,493
Issuance of common stock to consultant	75,791	—	—
Amortization of discounts on debt	10,332	146,776	10,335
Loss on retirement of convertible note payable	—	1,348,805	—
Amortization of debt issuance costs	—	35,757	—
Common stock received for services	(400,875)	—	—
Total	$4,368,257	$6,545,069	$3,054,195

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three years ended December 31, 2007:

	2007	2006	2005
Revenue:
Capital raising	$26,996,283	$15,939,480	$13,396,781
Financial advisory	3,142,500	5,251,306	1,420,033
Total investment banking revenue	$30,138,783	$21,190,786	$14,816,814

Transaction Volumes:
Public offerings:
Capital underwritten participations	$234,596,000	$156,500,000	$71,238,000
Number of transactions	13	15	8
Private placements:
Capital raised	$331,480,000	$173,101,000	$253,939,000
Number of transactions	26	15	14
Financial advisory:
Transaction amounts	$129,161,000	$169,423,000	$21,321,000
Number of transactions	1	1	1

Our investment banking revenue amounted to $30,138,783, or 34% of our revenue during 2007, representing a 42% increase compared to $21,191,000 recognized in 2006. Revenue growth was driven by equity underwritten transactions which increased by 95% in 2007 as compared to the prior year. Average fees per investment banking transaction grew to $710,000 in 2007 from $600,000 in 2006.

Our investment banking revenue amounted to $21,191,000, or 41% of our revenue during 2006, representing a 43% increase compared to $14,817,000 recognized in 2005. We expanded our public underwriting and financial advisory transactions during 2006 which we believe is valuable to us building our long-term franchise. We participated in 15 equity underwriting transactions and lead our first initial public offering during 2006.

During each of the three years ended December 31, 2007, no single investment banking customer accounted for more than 10% of our revenue.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•
Commissions - Commissions include revenue resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent, as well as revenue from brokering money market mutual funds by our Institutional Cash Distributors group.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	2007	2006	2005
Revenue:
Commissions:
Institutional equities	$25,312,803	$26,348,811	$25,240,317
Institutional Cash Distributors	6,368,760	3,756,274	1,752,110
Total commissions revenue	$31,681,563	$30,105,085	$26,992,427
Principal transactions:
Customer principal transactions, proprietary trading and market making	$18,380,237	$(207,779)	$308,764
Investment portfolio	1,736,155	36,724	1,058,174
Total principal transactions revenue	$20,116,392	$(171,055)	$1,366,938
Equity research:
Publishing analysts	15	14	14
Companies covered	186	194	136
Transaction Volumes:
Number of shares traded	1,160,782,000	937,005,000	983,755,000
Number of active clients	597	564	614

Commissions amounted to $31,682,000, or 36%, of our revenue during 2007, representing a 5% increase over $30,105,000 recognized during 2006. The growth in commissions revenue was attributed to higher assets brokered by our Institutional Cash Distributors group during 2007. Commissions revenue from our institutional equities trading business was down slightly during 2007 due to a decrease in average commissions per share, partially offset by higher average daily trading volume.

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

Principal transactions amounted to $20,116,000, or 23%, of our revenue during 2007, while principal transactions decreased revenue by $171,000 during 2006. Of the 2007 revenue, $14,164,000 resulted from our concentrated position in Points International Ltd (PTSEF.OB). Merriman Curhan Ford & Co. had accumulated a 5,000,000 share position in this security during 2006. During 2007, the price of this security appreciated significantly resulting in a large gain for our firm. We sold approximately 3,000,000 shares of Points during the fourth quarter of 2007. This significant principal transactions gain in 2007 may not be recurring in future periods as we cannot predict overall market conditions. Other components of principal transactions revenue during 2007 included principal trades for customers, realized and unrealized gains from our investment portfolio and trading gains from making markets in equity securities.

During 2006, we incurred $2,255,000 in losses resulting primarily from an unrealized loss from our position in Points International Ltd. This loss was partially offset by revenue from principal trades for customers.

During the three years ended December 31, 2007, no single brokerage customer accounted for more than 10% of our revenue.

Primary Research Revenue

 Primary research revenue represents the operating results of Panel Intelligence from the date of the MedPanel acquisition, April 17, 2007, through December 31, 2007.  We are now offering independent market data and information to clients in the biotechnology, pharmaceutical, medical device, clean tech and financial industries.

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

The following table sets forth the major components of our compensation and benefits for the three years ended December 31, 2007:

	2007	2006	2005

Incentive compensation and discretionary bonuses	$34,681,099	$26,563,425	$17,990,288
Salaries and wages	14,627,800	9,076,815	8,995,642
Stock-based compensation	2,824,107	3,836,781	1,959,329
Payroll taxes, benefits and other	3,968,881	3,363,410	2,714,229
Total compensation and benefits	$56,101,887	$42,840,431	$31,659,488
Total compensation and benefits as a percentage of revenue	64%	83%	73%
Cash compensation and benefits as a percentage of revenue	61%	75%	69%

The increase in compensation and benefits expense of $13,261,000, or 31%, from 2006 to 2007 was due primarily to higher incentive compensation which is directly correlated to revenue production. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Cash compensation and benefits expense as a percentage of revenue decreased to 61% during 2007 as compared to 75% during 2006. This improvement in 2007 was largely attributed to our overall revenue growth which was 69% higher than 2006 and our extraordinary principal transactions revenue as this activity has a low compensation expense ratio.

The increase in compensation and benefits expense of $11,181,000 or 35%, from 2005 to 2006 was due primarily to higher incentive compensation which is directly correlated to revenue production. Additionally, our stock-based compensation expenses increased by $1,877,000 during 2006 as a result of adopting SFAS No. 123(R). Cash compensation and benefits expense as a percentage of revenue increased to 75% during 2006 as compared to 69% in 2005. The proprietary trading losses of $2,255,000 during 2006 added 3% to cash compensation as a percentage of revenue as the losses reduced revenue but did not impact compensation expense. The balance of this variance was caused by our increasing certain incentive payouts during the current year.

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

Our headcount has increased from 155 at December 31, 2005 to 166 as of December 31, 2006 to 198 at December 31, 2007. No single sales professional accounted for more than 10% of our revenue in 2007 and 2006. One sales professional accounted for 12% of our revenue during 2005.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commissions revenue and the volume of brokerage transactions. The slight increase in brokerage and clearing fees of $21,000, or 1% from 2006 to 2007 reflected increased market making activity during the latest year. The increase in brokerage and clearing fees of $302,000, or 13% from 2005 to 2006 was inline with our growth in the brokerage commission activities. We anticipate brokerage and clearing fees for 2008 will increase sequentially over 2007 as we are forecasting a higher level of commissions revenue for 2008.

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

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions and various consulting fees. Many of these expenses, such as legal and accounting fees, are to a large extent fixed in nature. The increase of $382,000, or 16%, from 2006 to 2007 reflected higher legal fees for litigation defense and corporate matters, as well as higher accounting and consulting fees mostly in connection with the integration of the MedPanel acquisition. The increase of $454,000 or 23%, from 2005 to 2006 included higher legal fees in connection with investment banking transactions, costs involved with introducing our new investment products and litigation related costs. We anticipate professional services expense for 2008 will increase slightly as compared to 2007.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. Occupancy expense is largely fixed in nature while equipment expense tends to increase as we hire additional employees. The increase of $197,000, or 12%, from 2006 to 2007 and the increase of $143,000, or 9%, from 2005 to 2006 resulted mostly from expansion of our offices as well as computer equipment purchases resulting from the hiring of additional investment banking, research, sales and trading professionals. During 2007, we added the office lease in Cambridge, MA as a result of our MedPanel acquisition. During 2006, we leased additional space in San Francisco. We anticipate occupancy and equipment expense in 2008 will increase by approximately $1 million over 2007 as our office lease in New York expires in March 2008 and current office rents are substantially higher than our existing lease.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $514,000, or 17%, from 2006 to 2007 and the increase of $1,051,000, or 55%, from 2005 to 2006 was primarily due to upgrading our trading order management system in June 2006, as well as the increase in market data and quote services as we continue to expand our market maker activities. We anticipate communications and technology expense for 2008 will increase by approximately 10% sequentially over 2007.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization is mostly fixed in nature. The increase of $95,000, or 15%, from 2006 to 2007 mostly resulted from the depreciation of assets acquired with MedPanel. The increase of $155,000, or 32%, from 2005 to 2006 was due to increased capital expenditures, including additional leasehold improvements to our San Francisco office during 2006. We anticipate depreciation and amortization expense for 2008 will be slightly higher as compared to 2007.

Identifiable intangible assets capitalized in connection with the acquisition of MedPanel included customer relationships, customer backlog, technology platform and the database of registered panelists. The estimated fair market value of these amortizable intangible assets amounting to $1,990,000 will be amortized over periods ranging from 8 months to 56 months. Amortization of intangible assets expense for 2007 was $750,000. We anticipate amortization of intangible assets expense for 2008 will be approximately $500,000

Travel and business development expenses are incurred by each of our lines of business and include business development costs by our investment bankers, travel costs for our research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors. The decrease of $131,000, or 5%, from 2006 to 2007 resulted from fewer uncompleted investment banking transaction in 2007 as compared to 2006. The increase of $1,015,000, or 59%, from 2005 to 2006, was due a greater level of uncompleted investment banking transactions and to our continued effort to extend our penetration with our active clients and seeking new business opportunities with potential clients. Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until either the related revenue is recognized or we determine that the security offerings are unlikely to be completed. We anticipate travel and entertainment expense for 2008 will likely be higher than 2007.

The following expenses are included in other operating expenses for the three years ended December 31, 2007:

	2007	2006	2005

Investor conferences	$920,186	$947,793	$831,652
Recruiting	548,051	316,021	452,139
Public and investor relations	512,589	294,664	242,543
Provision for uncollectible accounts receivable	368,271	(116,435)	556,493
Insurance	315,286	271,725	273,845
Supplies	311,523	300,598	221,729
Dues and subscriptions	218,113	162,064	152,961
Other	401,039	224,335	567,490
Total other operating expenses	$3,595,058	$2,400,765	$3,298,852

The increase of $1,194,000, or 50%, was due primarily to one-time events in 2006 that reduced other expense by approximately $600,000. The increase also reflected higher public and investor relations as well as recruiting fees. The decrease of $898,000 or 27%, from 2005 to 2006 was primarily due to the reversal of $500,000 of bad debt expense from 2005 related to the note receivable from Ascend Services Ltd. We collected the full balance of the Ascend note receivable in 2006. The decrease in 2006 also reflects the receipt of a favorable legal judgment to the firm related to a brokerage activity claim, as well as decrease in recruiting expense. The 2005 expense also includes the write-off of the $500,000 note receivable from Ascend. We anticipate other operating expense for 2008 will increase sequentially over 2007.

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

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The decrease of $23,000, or 5%, from 2006 to 2007 and the increase of approximately $39,000, or 9%, from 2005 to 2006 were due to changes in average interest earning assets and average interest rates during these periods.

Interest Expense

Interest expense for 2007 included $128,000 for interest expense and $10,000 for amortization of discounts while 2006 included $352,000 for interest expense and $183,000 for amortization of discounts and debt issuance costs. The 2006 expense included interest and amortization expenses from the note payable to Midsummer Investments, Ltd.

Income Tax Expense

Income tax expense was $2,462,000 in 2007 resulting in an effective tax rate of 21%. We did not record income tax expense in 2006. The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to our expected current expense for the year. We historically have had current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. There were no unrecognized tax benefits as of December 31, 2007. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open in several jurisdictions, none of which have individual significance.

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

Revenue Recognition

Investment banking revenue includes underwriting and private placement agency fees earned through our participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which we act as an underwriter and includes management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer's registration statement has become effective with the SEC, or other offering documents are finalized, (ii) we have made a firm commitment for the purchase of the shares or debt from the issuer, and (iii) we have been informed of the exact number of shares or the principal amount of debt that it has been allotted.

Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is presented net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate our share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which we receive the final settlement, typically 90 days following the closing of the transaction.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the two years ended December 31, 2007 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2007 and 2006 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Goodwill

Goodwill is related to the acquisitions of MedPanel, Inc. Goodwill, totaling $3,130,000, was allocated to the Primary Research segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with this pronouncement, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, we use recent, comparable transactions to estimate the fair value of the respective reporting unit. We calculate an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, we use discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2007, we noted no indicators of impairment of goodwill. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, we will perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of December 31, 2007, liquid assets consisted primarily of cash and cash equivalents of $31,962,000 and marketable securities of $14,115,000, for a total of $46,077,000, which is $24,837,000 higher than $21,240,000 in liquid assets as of December 31, 2006.

Cash and cash equivalents increased by $18,216,000 during 2007. Cash provided by our operating activities for 2007 was $18,216,000 which consists of our net income of $9,323,000 adjusted for non-cash expenses including stock-based compensation of $2,824,000, net unrealized gain on securities owned of $6,764,000 depreciation and amortization of $740,000, provision for doubtful accounts of $368,000, amortization of intangible assets of $750,000, partially offset by the increase in commissions and bonus payable of $9,618,000. Cash used in investing activities amounted to $32,000 during 2007 which included (i) net proceeds in connection with our sales of Catalyst and (ii) our purchase of equipment and fixtures. Cash used in our financing activities was $324,000. Our financing activities included proceeds from the issuance of common stock in connection with our employee stock purchase plan, partially offset by debt service payments.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2007, Merriman Curhan Ford & Co. had regulatory net capital of $17,848,000, which exceeded the required amount by $16,419,000.

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

The following is a table summarizing our significant commitments as of December 31, 2007, consisting of debt payments related to convertible and non-convertible notes payable and capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases

2008	$243,573	$2,628,402	$563,526
2009	—	2,444,011	341,674
2010	—	2,019,930	50,880
2011	—	1,923,516	—
2012	—	1,174,323	—
Thereafter	—	572,000	—
Total commitments	$243,573	$10,762,182	$956,080

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 6, 2008, the FASB deferred the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not adopt SFAS 159 on any individual instrument as of January 1, 2008.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants ("AICPA") Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007. We do not expect the adoption of FSP FIN No. 46R-7 will have a material impact on our consolidated financial statements.

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

We have audited the accompanying consolidated statements of financial condition of MCF Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial condition of MCF Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California February 11, 2008

MCF CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	2005
Revenue:
Commissions	$31,681,563	$30,105,085	$26,992,427
Principal transactions	20,116,392	(171,055)	1,366,938
Investment banking	30,138,783	21,190,786	14,816,814
Primary research	3,848,421	—	—
Advisory and other fees	1,870,833	693,822	8,136
Total revenue	87,655,992	51,818,638	43,184,315
Operating expenses:
Compensation and benefits	56,101,887	42,840,431	31,659,488
Brokerage and clearing fees	2,635,328	2,614,513	2,312,616
Cost of primary research services	1,595,502	—	—
Professional services	2,823,391	2,441,417	1,987,317
Occupancy and equipment	1,862,069	1,665,410	1,522,351
Communications and technology	3,483,752	2,969,872	1,918,693
Depreciation and amortization	740,445	645,129	490,165
Amortization of intangible assets	750,185	—	—
Travel and business development	2,607,042	2,738,393	1,723,290
Other	3,595,058	2,400,765	3,298,852
Total operating expenses	76,194,659	58,315,930	44,912,772
Operating income (loss)	11,461,333	(6,497,292)	(1,728,457)
Loss on retirement of convertible note payable	—	(1,348,805)	—
Interest income	461,922	484,909	446,273
Interest expense	(138,055)	(535,014)	(76,103)
Income (loss) from continuing operations before income taxes	11,785,200	(7,896,202)	(1,358,287)
Income tax expense	(2,462,165)	—	(142,425)
Income (loss) from continuing operations	9,323,035	(7,896,202)	(1,500,712)
Loss from discontinued operations	—	(324,213)	(13,731)
Net income (loss)	$9,323,035	$(8,220,415)	$(1,514,443)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.81	$(0.79)	$(0.16)
Loss from discontinued operations	$—	$(0.03)	$—
Net income (loss)	$0.81	$(0.82)	$(0.16)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.74	$(0.79)	$(0.16)
Loss from discontinued operations	$—	$(0.03)	$—
Net income (loss)	$0.74	$(0.82)	$(0.16)
Weighted average number of common shares:
Basic	11,528,187	9,989,265	9,500,748
Diluted	12,643,524	9,989,265	9,500,748

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$31,962,201	$13,746,590
Securities owned:
Marketable, at fair value	14,115,022	7,492,914
Not readily marketable, at estimated fair value	4,504,788	1,489,142
Restricted cash	689,157	629,427
Due from clearing broker	1,251,446	551,831
Accounts receivable, net	4,008,729	2,715,271
Prepaid expenses and other assets	1,716,814	1,971,445
Equipment and fixtures, net	1,245,692	1,586,630
Intangible assets	1,949,815	314,963
Goodwill	3,129,667	—
Total assets	$64,573,331	$30,498,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$957,969	$1,121,623
Commissions and bonus payable	17,517,032	7,711,805
Accrued expenses	6,351,598	2,285,670
Due to clearing and other brokers	6,865	11,114
Securities sold, not yet purchased	3,804,558	1,534,953
Capital lease obligation	890,272	1,292,378
Convertible notes payable, net	197,416	187,079
Notes payable	41,573	138,571
Total liabilities	29,767,283	14,283,193

Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of December 31, 2007 and 2006; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of December 31, 2007 and 2006; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,310,886 and 10,602,720 shares issued and 12,284,448 and 10,602,720 shares outstanding as of December 31, 2007 and 2006, respectively	1,232	1,061
Additional paid-in capital	124,010,283	114,616,848
Treasury stock	(125,613)	—
Accumulated deficit	(89,079,854)	(98,402,889)
Total stockholders’ equity	34,806,048	16,215,020
Total liabilities and stockholders’ equity	$64,573,331	$30,498,213

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2004	—	$—	9,806,946	$981	—	$—	$108,564,776	$(3,163,876)	$(88,668,031)	$16,733,850
Net loss	—	—	—	—	—	—	—	—	(1,514,443)	(1,514,443)
Issuance of common stock	—	—	220,899	22	—	—	1,217,846	—	—	1,217,846
Issuance of restricted common stock	—	—	181,743	18	—	—	1,954,274	(1,954,292)	—	—
Options with intrinsic value to employees	—	—	—	—	—	—	(12,000)	12,000	—	—
Stock-based compensation	—	—	—	—	—	—	—	1,959,329	—	1,959,329
Tax benefits from employee stock option plans	—	—	—	—	—	—	6,397	—	—	6,397
Balance at December 31, 2005	—	$—	10,209,588	$1,021	—	$—	$111,731,293	$(3,146,839)	$(90,182,474)	$18,403,001
Net loss	—	—	—	—	—	—	—	—	(8,220,415)	(8,220,415)
Issuance of common stock	—	—	247,808	25	—	—	713,062	—	—	713,087
Issuance of restricted common stock	—	—	52,465	6	—	—	(6)	—	—	—
Exercise of stock warrants	—	—	92,859	9	—	—	191,991	—	—	192,000
Removal of opening deferred stock compensation balance upon adoption of SFAS 123(R)	—	—	—	—	—	—	(3,146,839)	3,146,839		—
Stock-based compensation	—	—	—	—	—	—	3,836,781	—	—	3,836,781
Issuance of stock warrants	—	—	—	—	—	—	1,290,566	—	—	1,290,566
Balance at December 31, 2006	—	$—	10,602,720	$1,061	—	$—	$114,616,848	$—	$(98,402,889)	$16,215,020
Net income	—	—	—	—	—	—	—	—	9,323,035	9,323,035
Issuance of common stock for MedPanel acquisition	—	—	1,500,120	150	—	—	6,090,337	—	—	6,090,487
Issuance of common stock	—	—	56,857	5	—	—	235,076	—	—	235,081
Issuance of restricted common stock	—	—	120,126	12	—	—	25,739	—	—	25,751
Exercise of stock warrants	—	—	83,939	9	—	—	172,987	—	—	172,996
Common stock returned from Catalyst Shareholder	—	—	(52,876)	(5)	(26,438)	(125,613)	5	—	—	(125,613)
Tax benefits from employee stock option plans	—	—	—	—	—	—	45,184	—	—	45,184
Stock-based compensation	—	—	—	—	—	—	2,824,107	—	—	2,824,107
Balance at December 31, 2007	—	$—	12,310,886	$1,232	(26,438)	$(125,613)	$124,010,283	$—	$(89,079,854)	$34,806,048

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$9,323,035	$(8,220,415)	$(1,514,443)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	740,445	655,334	493,672
Stock-based compensation	2,824,107	3,836,781	1,959,329
Issuance of common stock to consultant	75,791	—	—
Tax benefits from employee stock option plans	45,184	—	6,397
Amortization of discounts on convertible notes payable	10,332	146,776	10,335
Amortization of debt issuance costs	—	35,757	—
Amortization of intangible asset	750,185	138,051	34,366
Loss on retirement of convertible note payable	—	1,348,805	—
Bad debt expense related to Ascend	—	—	556,493
Loss on disposal of equipment and fixtures	5,553	14,196	—
Provision for uncollectible accounts receivable	368,272	383,565	—
Common stock received for services	(400,875)	—	—
Unrealized (gain) loss on securities owned	(6,763,635)	2,172,407	(1,491,688)
Changes in operating assets and liabilities:
Marketable and non-marketable securities owned	(203,639)	(203,536)	(5,558,454)
Restricted cash	(59,730)	(1,821)	(2,606)
Due from clearing broker	(699,615)	421,307	(185,276)
Accounts receivable	(649,560)	(789,908)	(550,295)
Prepaid expenses and other assets	404,769	(786,306)	(474,907)
Accounts payable	(740,825)	220,485	468,387
Commissions and bonus payable	9,617,504	2,975,913	78,657
Accrued liabilities	3,928,196	84,171	956,932
Due to clearing and other brokers	(4,249)	(107,684)	19,593
Net cash provided by (used in) operating activities	18,571,245	2,323,878	(5,193,508)
Cash flows from investing activities:
Purchase of equipment and fixtures	(170,541)	(78,216)	(203,665)
Acquisition of Catalyst	—	(58,558)	(353,882)
Proceeds from sale of Catalyst	163,219	—	—
Investment in MCF Navigator fund	—	(7,500,000)	—
Redemption from MCF Navigator fund	—	7,500,000	—
Acquisition of MedPanel	670,027	—	—
Increase in intangible assets	(694,612)	—	—
Net cash used in investing activities	(31,907)	(136,774)	(557,547)
Cash flows from financing activities:
Proceeds from the issuance of common stock	185,041	603,070	591,648
Proceeds from the exercise of stock options and warrants	172,996	302,017	126,220
Proceeds from convertible debenture and stock warrant	—	7,500,000	—
Repayment of convertible debenture	—	(7,500,000)	—
Debt service principal payments	(681,764)	(484,524)	(1,287,003)
Net cash provided by (used in) financing activities	(323,727)	420,563	(569,135)
Increase (decrease) in cash and cash equivalents	18,215,611	2,607,667	(6,320,190)
Cash and cash equivalents at beginning of year	13,746,590	11,138,923	17,459,113
Cash and cash equivalents at end of year	$31,962,201	$13,746,590	$11,138,923

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2007	2006	2005
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$121,331	$323,345	$99,442
Income taxes	$120,400	$18,800	$179,147
Non-cash investing and financing activities:
Issuance of restricted stock	$—	$—	$1,954,292
Issuance / cancellation of stock options with intrinsic value	$—	$—	$12,000
Purchase of equipment and fixtures with capital lease	$182,665	$799,709	$625,445
Acquisition of Catalyst	$—	$—	$74,940

The accompanying notes are an integral part of these consolidated financial statements.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

MCF Corporation is a financial services holding company that provides investment banking, capital markets services, corporate and venture services, investment banking, asset management and primary research through its operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC. Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. Panel Intelligence offers primary research services to biotechnology, pharmaceutical, medical device, clean technology and financial services companies. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the Financial Industry Regulatory Authority and Securities Investor Protection Corporation.

MCF Corporation, also referred to as the Company, formerly Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. The Company’s common stock was listed on the American Stock Exchange in July 2000 and was listed on Nasdaq in February 2008, where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, California.

Prior to 2002, the Company was engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. This prior business experienced significant net losses that resulted in an accumulated deficit of $87,731,000 as of December 31, 2001.

In December 2001, the Company acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. The Company formed MCF Asset Management, LLC in January 2004, MCF Wealth Management, LLC in January 2005, and Panel Intelligance, LLC in April 2007 as wholly owned subsidiaries. MCF Wealth Management, LLC is accounted for as discontinued operations in these consolidated financial statements.

2. Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2007, MCF Corporation wholly owned three U.S. subsidiaries that have been consolidated in the accompanying financial statements. The subsidiaries are Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC. All significant inter-company accounts and transactions have been eliminated.

Reverse Stock Split

In November 2006, the Company effected a one-for-seven reverse stock split of the Company's common stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payment. The collectibility of outstanding invoices is continually assessed. In estimating the allowance, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Goodwill and Intangible Assets

Goodwill is related to the acquisition of MedPanel, Inc. Goodwill, totaling $3,130,000, was allocated to the Primary Research segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with this pronouncement, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting unit. The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of December 31, 2007, the Company noted no indicators of impairment of goodwill. However, changes in current circumstances or business conditions could result in an impairment of goodwill. As required, the Company will perform impairment testing on an annual basis or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is presented net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate the Company's share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

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

The Company adopted SFAS 123(R) using the modified prospective application transition method, as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Share-based compensation expense for the year ended December 31, 2005 was solely related to non-vested stock awards and stock options granted with intrinsic value that the Company had been recognizing in its consolidated statements of operations in accordance with the provisions set forth above. In accordance with the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statements of operations because the exercise price of nearly all of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2007 and December 31, 2006 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. MCF Corporation adopted FIN No. 48 on January 1, 2007.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the year ended December 31, 2007 by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2006 and 2005, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Concentrations

Substantially all of the Company’s cash and cash equivalents are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand.

As of December 31, 2007, the Company owned 1,743,900 shares of Points International in its proprietary trading account with a fair market value of $7,264,000. The stock price of Points International is volatile and has declined since December 31, 2007.

During 2007 and 2006, no sales professional accounted for more than 10% of revenue, while one sales professional accounted for 12% of revenue in 2005. During the three years ended December 31, 2007, no single customer accounted for more than 10% of revenue.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include securities owned, cash deposited with the Company’s clearing organization, receivables, accounts payable, and other accrued expenses, approximate their fair values.

Segment Reporting

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC. Accordingly, the Company operated in three reportable operating segments in the United States during 2007. In January 2007, the Company sold its wealth management business and has presented its results of operations as discontinued operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 6, 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In May 2007, the FASB issued FSP FIN No. 46R-7, "Application of FASB Interpretation No. 46(R) to Investment Companies." FSP FIN No. 46R-7 amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007. The Company does not expect the adoption of FSP FIN No. 46R-7 will have a material impact on its consolidated financial statements

3. Securities Owned

The Company trades equity and debt securities for clients in a broker or dealer capacity. While trading activities are primarily generated by client order flow, the Company also takes selective proprietary positions based on expectations of future market movements and conditions. As of December 31, 2007 and 2006, fair value of marketable equity securities owned by the Company was approximately $14,115,000 and $7,493,000, respectively.

Securities owned that are not readily marketable consisted of notes receivable, convertible notes receivable, unregistered common stock and stock warrants. As of December 31, 2007 and 2006, the discounted fair value of the securities owned that are not readily marketable was approximately $4,505,000 and $1,489,000, respectively, based on management estimates.

4. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2007	2006

Computer equipment	$831,190	$723,751
Furniture and equipment	1,236,606	1,051,994
Software	219,367	151,821
Leasehold improvements	1,018,203	1,023,729
	3,305,366	2,951,295
Less accumulated depreciation	(2,059,674)	(1,364,665)
	$1,245,692	$1,586,630

Equipment and fixtures purchased with capital lease financing during 2007 and 2006 were $183,000 and $800,000, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Payable, Convertible Notes Payable and Lines of Credit

Notes payable and convertible notes payable outstanding at December 31, 2007 and 2006 consisted of the following amounts, presented net of certain discounts:

	December 31,
	2007	2006

Convertible notes payable issued in 2003	$197,416	$187,079
Note payable issued to Donald Sledge	$41,573	$138,571

Interest payable in connection with the notes described below is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2007 and 2006, interest payable amounted to $1,500 and $29,000, respectively.

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes bear interest at 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes can be converted to common stock at a rate of $1.40 per share. In connection with the private placement, the Company issued warrants to purchase 178,300 shares of common stock with an exercise price of $2.10 per share and a five-year term. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount is being amortized over the five-year term. In October 2003, notes payable with a face amount of $500,000 were converted under their original terms into 51,021 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000. In December 2004, notes payable with a face amount of $300,000 were converted under their original terms into 30,613 shares of common stock resulting in the accelerated amortization of discounts in the amount of $50,000. Amortization of discounts during 2007 and 2006 was approximately $10,000 and $10,000, respectively. The remaining unamortized discount as of December 31, 2007 was $3,000.

Note Payable Held By Donald Sledge

During 2001, the Company renegotiated the severance terms included in its employment agreement with Donald Sledge, the former Chairman and CEO of the Company. Upon his leaving the Company in May 2001, the Company issued to Mr. Sledge a 7% convertible note, in an aggregate principal amount of $400,000, due May 2003. Interest was payable at the maturity of the two-year term. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a fully amortizing note payable over five years using an effective interest rate of 4.0%. Mr. Sledge was a member of the Company’s Board of Directors until March 2007.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Notes Payable, Convertible Notes Payable and Lines of Credit - (continued)

The debenture was convertible into the Company’s common stock at a conversion price of $9.87 per share, subject to certain anti-dilutive adjustments. The Company could have redeemed all or part of the debenture after three years at 110% of the principal amount being redeemed. The Company could have elected to force conversion of the debenture into common stock if the Company’s common stock trades above $34.58 for 20 consecutive trading days. The debenture contained covenants that could have precluded the Company from issuing additional debt over a specified limit, entering into certain new liens on company assets, repurchasing stock or paying dividends when the debenture remains outstanding with balance of at least $2 million. Stock warrants to purchase 267,858 shares of common stock at $9.87 per share were also issued to the investor. The stock warrants have a six year term.

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

Line of Credit

The Company has a line of credit with a commercial bank that provides borrowing availability up to $3,000,000. The line of credit is secured by the assets of the Company and is due upon demand. The interest rate on amounts borrowed is payable monthly at the prime interest rate. As of December 31, 2007 and 2006, there was no borrowing under this line of credit.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Stockholders’ Equity

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

Common Stock

On January 2, 2007, the Company completed the sale of Catalyst Financial Planning & Investment Management Company back to the founder of Catalyst (see Note No. 9). As part of the sale agreement, the Company received 26,438 shares of MCF Corporation common stock previously issued to the founder of Catalyst in February 2006. These shares were returned to the Company’s treasury and classified as treasury stock with a value of $126,000 as of December 31, 2007.

In May 2005, the Company issued 51,369 shares of common stock in exchange for a promissory note with a face value of $500,000. In December 2005, the Company learned that the counter-party would not have the financial resources to repay the Company’s $500,000 note receivable at maturity. As a result, the Company recorded a charge to other operating expense in 2005 to write-off the $500,000 note receivable balance. In April 2006, the Company entered into a settlement agreement with the counter-party. As a result, the Company reversed the $500,000 charge to write-off the note receivable balance upon the receipt of $500,000 in April 2006.

7. Acquisition of MedPanel, Inc.

On April 17, 2007, MCF Corporation acquired 100 percent of the outstanding common shares of MedPanel, Inc. The results of MedPanel's operations have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging MedPanel's proprietary methodology and vast network of medical experts.

The Company paid $6.1 million in common stock for MedPanel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of MCF Corporation's common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders may also be entitled to additional consideration on the third anniversary from the closing which is based upon MedPanel achieving specific revenue and profitability milestones. The payment of the incentive consideration will be 50% in cash and 50% in the Company's common stock and may not exceed $11,455,000. The Company registered 1,548,119 shares of common stock with the Securities and Exchange Commission on Form S-4, file number 333-138870, originally filed November 21, 2006, as amended.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Acquisition of MedPanel, Inc. - (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement.

As of April 17, 2007
Cash and cash equivalents	$670,028
Accounts receivable	1,023,325
Equipment and fixtures	86,088
Prepaid expenses and other assets	174,162
Intangible assets not subject to amortization:
Registered trademarks	710,000
Intangible assets subject to amortization:
Customer relationships (56 month weighted-average useful life)	990,000
Customer backlog (8 month weighted-average useful life)	420,000
Technology platform (30 month weighted-average useful life)	360,000
Database of registered panelists (24 weighted-average useful life)	220,000
Goodwill	3,129,667
Total assets acquired	7,783,270

Accounts payable	(577,171)
Accrued expenses	(420,999)
Total liabilities assumed	(998,170)
Net assets acquired	$6,785,100

The $3,130,000 of goodwill was assigned to our Primary Research segment. Amortization expense for intangible assets amounted to $750,000 for the year ended December 31, 2007. The estimated aggregate amortization expense for the years ended December 31, 2008, 2009, 2010 and 2011 are $466,000, $358,000, $221,000 and $203,000, respectively.

The following unaudited pro forma results of our operations for the years ended December 31, 2007 and 2006 assume the MedPanel acquisition occurred as of January 1, 2006. The pro forma results give effect to certain adjustments, including depreciation, amortization of intangible assets and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combinations been in effect on the dates indicated or which may occur in the future.

	2007	2006
Total revenue	$89,784,394	$56,829,345
Total operating expenses	78,731,991	64,694,049
Operating income (loss)	11,052,403	(7,864,704)
Net income (loss)	$8,916,254	$(9,603,798)
Basic net income (loss) per share	$0.75	$(0.84)
Diluted net income (loss) per share	$0.68	$(0.84)
Weighted average common shares outstanding:
Basic	11,963,838	11,489,385
Diluted	13,103,163	11,489,385

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill

The Company has $3,130,000 of goodwill recorded on the Consolidated Statements of Financial Condition that relates to the Company’s acquisition of MedPanel, Inc. (now Panel Intelligence) in April 2007. Goodwill is reviewed for possible impairment at least annually, consistent with valuation methodologies pursuant to FAS 142.

A two-step test is used to determine whether goodwill is impaired. The first step is to compare the carrying value of Panel Intelligence with the fair value of Panel Intelligence. If the carrying value exceeds the fair value, the second step is applied. The second step is to compare the carrying amount of the goodwill with the implied fair value of the goodwill as determined in accordance with FAS 142. Goodwill impairment is recognized if its carrying value exceeds its implied fair value. The determination of fair value includes considerations of projected cash flows and revenue multiples of comparable exchange listed corporations. As of December 31, 2007, the Company noted no indicators of impairment of goodwill.

9. Discontinued Operations

In February 2005, the Company acquired Catalyst Financial Planning & Investment Management, Inc., or Catalyst, a registered investment advisor. The Company paid to the founder of Catalyst, or Catalyst Shareholder, $330,000 as initial consideration at the closing and placed into escrow 79,314 shares of common stock to be issued over the three year period following the closing date. The issuance of these shares was conditioned upon the Catalyst Shareholder being a full-time employee at the anniversary dates. The Catalyst Shareholder was entitled to additional consideration that would be payable in either cash or common stock at the Catalyst Shareholder’s option. The additional consideration would be based on a multiple of revenue growth at the end of the first three anniversary dates from the closing.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued Operations - (continued)

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

10. Share-Based Compensation Expense

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2007 and 2006 there were no shares subject to repurchase.

As of December 31, 2007, there were 5,5591,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of December 31, 2007, 270,050 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three years ended December 31, 2007 was $1,373,000, $1,336,000, and $75,000, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Expense - (continued)

The following table is a summary of the Company’s stock option activity for the three years ended December 31, 2007:

	2007		2006		2005
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price

Outstanding at beginning of year	3,570,370	$6.19	3,324,358	$6.24	3,078,001	$6.25
Granted	736,640	4.82	398,538	6.27	460,538	8.77
Exercised	(83,939)	(2.06)	(52,819)	(2.08)	(33,938)	(2.77)
Canceled	(156,812)	(6.76)	(99,707)	(10.38)	(180,243)	(13.55)
Outstanding at end of year	4,066,259	$6.00	3,570,370	$6.19	3,324,358	$6.24
Exercisable at end of year	3,084,852	$6.16	2,934,029	$6.00	2,677,958	$6.02

The total intrinsic value of options exercised during the year ended December 31, 2007 was $190,000.

The following table summarizes information with respect to stock options outstanding at December 31, 2007, based on the Company’s closing stock price on December 31, 2007 of $5.32 per share:

	Options Outstanding at December 31, 2007				Vested Options at December 31, 2007
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value

$1.26 - $ 3.50	1,986,325	5.05	$2.99	$4,632,309	1,986,325	$2.99	$4,632,309
$3.51 - $ 7.00	1,191,228	8.20	$4.69	746,781	386,064	4.27	405,367
$7.01 - $14.00	593,038	7.06	$8.94	—	416,795	9.20	—
$14.01 - $28.00	256,381	2.85	$22.04	—	256,381	22.04	—
$28.01 - $49.00	39,287	2.15	$49.00	—	39,287	49.00	—
	4,066,259	6.10	$6.00	$5,379,090	3,084,852	$6.16	$5,037,676

As of December 31, 2007, total unrecognized compensation expense related to unvested stock options was $3,049,000. This amount is expected to be recognized as expense over a weighted-average period of 1.4 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three years ended December 31, 2007 was $1,262,000, $1,915,000 and $1,885,000, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Expense - (continued)

The following table is a summary of the Company’s non-vested stock activity, based on the Company’s closing stock price on December 31, 2007 of $5.32 per share:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2004	490,893	$7.38
Granted	324,561	10.38
Vested	(91,240)	(5.74)
Canceled	(142,802)	(9.91)
Balance as of December 31, 2005	581,412	$7.84	$4,558,000
Granted	90,003	7.16
Vested	(327,900)	(4.19)
Canceled	(37,506)	(10.78)
Balance as of December 31, 2006	306,009	$10.04	$3,072,000
Granted	153,828	4.48
Vested	(257,515)	(7.18)
Canceled	(21,702)	(9.49)
Balance as of December 31, 2007	180,620	$7.51	$1,356,000

The total intrinsic value of non-vested stock which vested during the year ended December 31, 2007 was $1,849,000.

As of December 31, 2007, total unrecognized compensation expense related to non-vested stock was $916,000. This expense is expected to be recognized over a weighted-average period of 1.00 year.

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan, or ESPP, to its employees. As of December 31, 2007, there are no shares available under the ESPP and the Company has no plan to request additional shares from the stockholders for this program. Compensation expense for ESPP during the three years ended December 31, 2007 was $189,000, $539,000 and $0, respectively. As of December 31, 2007, unrecognized compensation expense related to the ESPP was $0.

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

Share-Based Compensation under SFAS 123(R) for 2007 and 2006 and APB 25 for 2005

On January 1, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based payments awards made to the Company’s employees and directors including stock options, non-vested stock, and stock purchased under the Company’s ESPP.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Expense - (continued)

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

Pro Forma Share-Based Compensation under SFAS 123 for Fiscal 2005

If the Company had recognized compensation expense over the relevant service period under the fair value method consistent with the provisions of SFAS 123, “Accounting for Stock Based Compensation” as amended by SFAS 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” with respect to stock options granted for the year ended December 31, 2005, net loss would have changed, resulting in pro forma net loss and pro forma net loss per share as presented below:

2005

Net loss, as reported	$(1,514,443)
Add: Stock-based employee compensation expense included in the reported net loss	74,812
Less: Stock-based employee compensation expense determined under fair value method for all awards	(1,897,647)
Pro forma net loss	$(3,337,278)
Net loss per share, as reported:
Basic	$(0.16)
Diluted	$(0.16)
Net loss per share, pro forma:
Basic	$(0.35)
Diluted	$(0.35)

The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123

The weighted average fair value of each stock option granted for 2007, 2006 and 2005 was $2.54, $3.59 and $5.55, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2007, 2006 and 2005:

	2007	2006	2005

Volatility	63%	81%	94%
Average expected term (years)	4.2	4.4	3.7
Risk-free interest rate	4.55%	4.75%	3.85%
Dividend yield	—	—	—

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share-Based Compensation Expense - (continued)

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

As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience.

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

Assumptions for Non-Vested Stock Awards under SFAS 123(R) and SFAS 123

The fair value of each non-vested stock award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of the non-vested stock granted under the Company’s stock option plans for 2007, 2006 and 2005 was $4.48, $7.16 and $10.38 per share, respectively.

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

11. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the three years ended December 31, 2007.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

Income tax expense consisted of the following for the three years ended December 31, 2007:

	2007	2006	2005
Current:
Federal	$1,857,783	$—	$—
State	604,832	—	142,425
Total	$2,462,165	$—	$142,425

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the three years ended December 31, 2007:

	2007	2006	2005

Federal statutory income tax rate (benefit)	34%	(34%)	(34%)
State income taxes	8	(5)	3
Loss on retirement of convertible note payable	—	5	—
Permanent differences	9	13	10
Losses for which no benefit has been recognized	—	21	31
Valuation allowance	(30%)	—	—
Effective tax rate	21%	—%	10%

The effective tax rate is influenced by the Company's performance and tax planning opportunities available in the various jurisdictions in which the Company operates.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2007 and 2006 are presented as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$16,016,822	$20,834,803
Stock options and warrants for services	12,411,225	12,771,213
Other	(154,566)	26,370
Total deferred tax assets	28,273,481	33,632,386
Valuation allowance	(28,273,481)	(33,632,386)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2007 was a decrease of $5,359,000. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2007, the Company had federal and state operating loss carryforwards of approximately $42,141,000 and $21,475,000, respectively. If not earlier utilized, the federal net operating loss carryforward will expire between 2021 and 2027 and the state loss carryforward will expire between 2011 and 2016.Utilization of the net operating loss carry-forwards and credits is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of a portion of net operating loss carryforwards before utilization.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes - (continued)

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2008. Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. FIN 48 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

Upon adoption of FIN 48 on January 1, 2007, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest, if any, as interest expense and penalties as income tax expense.

The following is a rollforward of our total gross unrecognized tax benefit liabilities for the year ended December 31, 2007:

Balance as of December 31, 2006	$-
Tax positions related to current year:
Additions	1,838,743
Reductions	-
Tax positions related to prior year:
Additions	-
Reductions	-
Settlements	-
Lapses in statues of limitations	-
Balance as of December 31, 2007	$1,838,743

The unrecognized benefit arising from current year is due to timing of recognition of principal transaction revenue in 2007. The addition to the above liability affects the Company’s effective tax rate in the respective period of change.

The Company’s tax years 2004-2006 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2002-2006 will remain open for three to four years for examination by state tax authorities from the date the state corporation tax returns were filed. Net operatng losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	2007	2006	2005

Net income (loss) available to common stockholders — basic	$9,323,035	$(8,220,415)	$(1,514,443)
Interest on convertible note payable	16,336	—	—
Net income (loss) available to common stockholders — diluted	9,339,371	(8,220,415)	(1,514,443)
Weighted-average number of common shares — basic	11,528,187	9,989,265	9,500,748
Assumed exercise or conversion of all potentially dilutive common shares outstanding	1,115,337	—	—
Weighted-average number of common shares — diluted	12,643,524	9,989,265	9,500,748
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.81	$(0.79)	$(0.16)
Loss from discontinued operations	—	(0.03)	—
Net income (loss)	$0.81	$(0.82)	$(0.16)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.74	$(0.79)	$(0.16)
Loss from discontinued operations	—	(0.03)	—
Net income (loss)	$0.74	$(0.82)	$(0.16)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated for 2007 by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for 2006 and 2005 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $4.56, $6.41 and $8.68 per share for 2007, 2006 and 2005, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Earnings (Loss) per Share - (continued)

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2007	2006	2005

Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	1,799,523	1,397,022	1,150,239
Weighted average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	—	1,833,389	2,450,587
Weighted average shares issuable upon conversion of the convertible notes payable	—	704,960	142,858
Weighted average shares contingently issuable	—	73,402	136,376
Total common stock equivalents excluded from diluted net income (loss) per share	1,799,523	4,008,773	3,880,060

14. Business Segments

The Company’s business results are categorized into the following three segments: investment bank / broker-dealer, primary research and asset management. The investment bank / broker-dealer segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. Our primary research segment offers custom, independent primary research services to health care and clean technology companies, as well as financial services firms that invest in these companies. Our asset management segment manages investment products for investors. We sold our wealth management subsidiary in January 2007. The results from this segment have been treated as discontinued operations.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

Revenue generating activities between segments are eliminated from the segments results for reporting purposes. These activities include fees paid by the Asset Management segment to the Primary Research segment for the management of its investment portfolio.

The Company’s segment information for the three years ended December 31, 2007 is prepared using the following methodology:

•	Revenue and expenses directly associated with each segment are included in determining income.

•
Each segment’s operating expenses include compensation and benefits expenses and other operating expenses that are incurred directly in support of the segments. These other operating expenses, include brokerage and clearing fees, cost of primary research services, professional services, occupancy and equipment, communications and technology, depreciation and amortization, amortization of intangible assets, travel and business development and other operating expenses.

•	Corporate operating expenses include compensation and benefits for corporate support employees as well as operating expenses that are not incurred directly in support of our three segments.

The Company evaluates segment results based on revenue and segment income.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Business Segments - (continued)

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue, income and assets:

		2007	2006	2005

Broker-Dealer	Revenue	$83,089,485	$51,436,697	$43,184,315
	Operating expenses	60,251,106	49,720,757	35,566,525
	Segment operating income	$22,838,379	$1,715,940	$7,617,790
	Segment assets	$53,653,805	$27,501,531	$25,743,423

Primary Research	Revenue	$3,848,421	$—	$—
	Operating expenses	5,492,759	—	—
	Segment operating loss	$(1,644,338)	$—	$—
	Segment assets	$6,771,371	$—	$—

Asset Management	Revenue	$718,086	$381,941	$—
	Operating expenses	1,186,479	761,805	250,695
	Segment operating loss	$(468,393)	$(379,864)	$(250,695)
	Segment assets	$3,363,019	$1,231,842	$340,838

Corporate Support	Operating loss	$9,264,315	$7,833,368	$9,095,552

Consolidated Entity	Revenue	$87,655,992	$51,818,638	$43,184,315
	Operating expenses	76,194,659	58,315,930	44,912,772
	Operating income (loss)	$11,461,333	$(6,497,292)	$(1,728,457)
	Total assets	$64,573,331	$30,498,213	$27,694,413

15. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2007, consisting of debt service payments related to convertible and non-convertible notes payable and future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases

2008	$243,573	2,628,402	563,526
2009	—	2,444,011	341,674
2010	—	2,019,930	50,880
2011	—	1,923,516	—
2012	—	1,174,323	—
Thereafter	—	572,000	—
Total commitments	$243,573	$10,762,182	$956,080

The Company leases its San Francisco corporate office under a noncancelable operating lease which expires in August 2011. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,106,000, $1,043,000 and $1,006,000 in 2007, 2006 and 2005, respectively.

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies - (continued)

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

16. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2007 and 2006, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

MCF CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk - (continued)

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2007. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

17. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2007, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $17,848,000, which exceeded the amount required by $16,419,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

18. Related Party Transactions

As described in Note 5, the Company issued a $400,000 convertible note payable during 2001 to the former Chairman and CEO of the Company in connection with severance terms included in his employment agreement. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a five year fully amortizing note payable. As of December 31, 2007, the remaining principal amount of the note payable was $42,000. Mr. Sledge served as a member of the Company’s Board of Directors until March 2007.

From time to time, officers, directors, employees and/or certain large stockholders of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

19. Quarterly Financial Data (Unaudited)

The table below sets forth the operating results represented by certain items in the Company’s consolidated statements of operations for each of the eight quarters in the period ended December 31, 2007. This information is unaudited, but in the Company’s opinion reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

	2007
	1st	2nd	3rd	4th

Revenue	$14,323,144	$20,372,349	$17,660,194	$35,300,305
Operating expenses	14,322,037	18,077,573	17,588,823	26,206,226
Operating income	1,107	2,294,776	71,371	9,094,079
Net income	69,256	2,320,373	188,460	6,744,946
Basic net income per common share	$0.01	$0.20	$0.02	$0.56
Diluted net income per common share	$0.01	$0.18	$0.01	$0.51

	2006
	1st	2nd	3rd	4th

Revenue	$11,560,302	$14,864,866	$7,426,490	$17,966,980
Operating expenses	12,897,544	15,535,834	12,717,715	17,164,837
Operating income (loss)	(1,337,242)	(670,968)	(5,291,225)	802,143
Net income (loss)	(1,349,608)	(1,059,935)	(5,109,051)	(701,821)
Basic net income (loss) per common share	$(0.14)	$(0.11)	$(0.51)	$(0.07)
Diluted net income (loss) per common share	$(0.14)	$(0.11)	$(0.51)	$(0.07)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Ernst & Young LLP, independent auditors, as stated in their audit report appearing herein.

During the year ended December 31, 2007 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in internal controls - No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
MCF Corporation and subsidiaries

We have audited MCF Corporation and subsidiaries (the “Company”)’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated February 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California February 11, 2008

PART III

Item 10. Directors and Executive Officers of the Registrant

The table below sets forth certain information concerning each of the Directors and executive officers of MCF Corporation:

Name	Age	Position

D. Jonathan Merriman	47	Chief Executive Officer
Gregory S. Curhan	46	Executive Vice President
Robert E. Ford	47	President and Chief Operating Officer
John D. Hiestand	39	Chief Financial Officer
Christopher L. Aguilar	46	General Counsel
Patrick H. Arbor	71	Director
William J. Febbo	39	Director
Raymond J. Minehan	66	Director
Scott Potter	39	Director
Dennis G. Schmal	60	Director
Ronald E. Spears	59	Director
John M. Thompson	69	Chairman of the Board of Directors
Steven W. Town	47	Director

D. Jonathan Merriman has served as our Chief Executive Officer from February 2001 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to MCF Corporation. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full-service institutional investment bank, MCF Corporation. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several for-profit and non-profit organizations and currently holds seats on the Board of Directors of MCF Corporation and Leading Brands, Inc.

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

William J. Febbo has served as a member of our Board of Director since April 2007. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. We acquired MedPanel, Inc. in April 2007(now Panel Intelligence, LLC), where Mr. Febbo continues his responsibilities. Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

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

Scott Potter became a Director of MCF Corporation in August 2004 and has served as a member of our nominations committee since November 2005. From February 2005 until the present, he has served as a Managing General Partner of San Francisco Equity Partners (SFEP), a private equity firm focused on expansion stage companies within the information technology, media, consumer, and service industries. Prior to founding SFEP in February 2005, Mr. Potter served as Director of LMS Capital, the venture capital arm of London Merchant Securities plc (LON:LMSO) from January 2003 to February 2005, where Mr. Potter oversaw LMS’ North American Private Equity portfolio. Prior to joining LMS, Mr. Potter held the position of Senior Vice President, Field Operations at Inktomi Corporation from August 2002 to January 2003 where he had responsibility for Inktomi’s sales force, business development, consulting services, and field offices. From January 2000 to August 2002, Mr. Potter served as President and CEO of Quiver, Inc., an enterprise software company funded by some of the world’s leading Venture Capital firms. Under Mr. Potter’s leadership, Quiver became a leading company in the Information Management space, and ultimately was acquired by Inktomi in August of 2002. Prior to his tenure at Quiver, Mr. Potter was Executive Vice President in charge of business development and corporate development at Worldres, Inc., an online travel technology company. Mr. Potter’s career began as an attorney for one of Silicon Valley’s leading law firms, Venture Law Group. A frequent speaker at technology industry conferences and investor forums, Mr. Potter holds a BA in Industrial Psychology from the University of California at Berkeley and a JD Degree from UC Berkeley’s Boalt Hall School of Law. Mr. Potter currently serves as Chairman of The Guild, Inc. and serves on the board of directors of Method Products, Modviz, Penguin Computing, and Rave Motion Pictures.

Dennis G. Schmal has served as a member of our Board of Directors and as a member of our audit committee since August 2003. Mr. Schmal has also served as a member of our compensation committee since March 2007. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP. Mr. Schmal now performs a variety of consulting services for a number of companies. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds the CPA designation. Besides serving on the boards of two private companies, Mr. Schmal also serves on the Board of Directors for Varian Semiconductor Equipment Associates , Inc. (VSEA), a public company. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration- Finance and Accounting Option.

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

John M. Thompson has served as Chairman of our Board of Directors since November 2007. An experienced business advisor, Mr. Thompson has chaired several boards of directors, including Arthur D. Little and MedPanel, Inc. (now Panel Intelligence, LLC, a wholly owned subsidiary), and served on others. In his last executive position, he served as chairman and Chief Executive Officer of CSC Europe, overseeing all European operations for the Computer Sciences Corporation (NYSE: CSC). Prior to that, he was Vice Chairman of Index Group, the company that pioneered the concepts of process redesign and business reengineering. Mr. Thompson is well known on both sides of the Atlantic as a management consultant, helping better position firms for stronger growth. In the 1960's he was a co-founder of Interactive Data Corporation (NYSE:IDC). Mr. Thompson has been a guest faculty member at several universities including Harvard, MIT and Wharton, and he holds an M.A. from Cambridge University.

Steven W. Town has served as a member of our Board of Directors from October 2000 to present and has served as a member of the compensation committee since April 2001. Mr. Town has served as Co-Chief Executive Officer of the Amerex Natural Gas, Amerex Power and Amerex Bandwidth, Ltd. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. During Mr. Town’s tenure as Co-Chief Executive Officer, the Amerex companies have become the leading brokerage organizations in their respective industries. Amerex currently provides energy, power and bandwidth brokerage services to many of the major energy companies. Mr. Town is a graduate of Oklahoma State University.

The Company has a standing audit committee whose members are Dennis G. Schmal, Raymond J. Minehan and Patrick H. Arbor.

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference to the Company’s definitive 2008 Proxy Statement.

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

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2008 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2008 Proxy Statement.

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

MCF Corporation

February 12, 2008	By:	/s/ D. Jonathan Merriman
D. Jonathan Merriman, Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer	February 12, 2008
D. Jonathan Merriman

/s/ John D. Hiestand	Chief Financial Officer and Principal Accounting Officer	February 12, 2008
John D. Hiestand

/s/ John M. Thompson	Chairman of the Board of Director	February 12, 2008
John M. Thompson

/s/ Patrick H. Arbor	Director	February 12, 2008
Patrick H. Arbor

/s/ William J. Febbo	Director	February 12, 2008
William J. Febbo

/s/ Raymond J. Minehan	Director	February 12, 2008
Raymond J. Minehan

/s/ Scott Potter	Director	February 12, 2008
Scott Potter

/s/ Dennis G. Schmal	Director	February 12, 2008
Dennis G. Schmal

/s/ Ronald E. Spears	Director	February 12, 2008
Ronald E. Spears

/s/ Steven W. Town	Director	February 12, 2008
Steven W. Town

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

4.1
Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2
Form of Class A Redeemable Warrant to Purchase Common Stock of MCF related to MCF Corporation private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

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

10.29
Agreement between MCF and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to MCF’s Form 10-Q for the quarter ended June 30, 2001) (Reg. No. 001-15831).

10.30+
Offer of Employment Agreement between MCF Corporation and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference (Reg. No. 001-15831).

10.31
Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.32	Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.33
Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.34+	Employment Agreement between MCF and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.35+
Employment Agreement between MCF Corporation and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.37
Stock Purchase Agreement by and among MCF and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.38
Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.39	Securities Exchange Agreement in connection with MCF Corporation dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to MCF’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

Exhibit No.	Description
10.43
Stock Purchase Agreement by and between MCF Corporation and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.45	Employment Agreement between MCF Corporation and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46
Employment Agreement between MCF Corporation and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005) (Reg. No. 001-15831).

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