Form 10-Q
period 2008-03-31
MCF CORP
filed 2008-05-06
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s common stock outstanding as of May 6, 2008 was 12,746,795.

Form 10-Q

For the Three Months Ended March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Commissions	$8,468,710	$7,165,707
Principal transactions	(1,315,076)	2,613,124
Investment banking	3,376,411	4,232,471
Primary research	1,541,794	—
Advisory and other	(303,534)	311,842

Total revenue	11,768,305	14,323,144
Operating expenses:
Compensation and benefits	13,170,642	10,810,287
Brokerage and clearing fees	775,301	632,641
Cost of primary research	585,164	—
Professional services	827,485	381,478
Occupancy and equipment	537,182	442,528
Communications and technology	939,978	812,936
Depreciation and amortization	143,224	181,021
Amortization of intangible assets	116,535	—
Travel and business development	959,594	469,202
Other	838,870	591,944

Total operating expenses	18,893,975	14,322,037

Operating income (loss)	(7,125,670)	1,107
Interest income	96,404	122,493
Interest expense	(20,707)	(54,344)

Net income (loss)	$(7,049,973)	$69,256

Basic net income (loss) per share	$(0.57)	$0.01

Diluted net income (loss) per share	$(0.57)	$0.01

Weighted average common shares outstanding:
Basic	12,289,582	10,336,328
Diluted	12,289,582	11,459,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$10,365,973	$31,962,201
Securities owned:
Marketable, at fair value	13,836,055	14,115,022
Not readily marketable, at estimated fair value	3,528,433	2,250,668
Other	1,711,014	2,254,120
Restricted cash	1,130,071	689,157
Due from clearing broker	1,113,234	1,251,446
Accounts receivable, net	1,931,673	4,008,729
Prepaid expenses and other assets	2,575,472	1,716,814
Equipment and fixtures, net	1,174,807	1,245,692
Intangible assets	1,833,280	1,949,815
Goodwill	3,338,016	3,129,667

Total assets	$42,538,028	$64,573,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,557,812	$957,969
Commissions and bonus payable	4,442,029	17,517,032
Accrued expenses	4,948,246	6,351,598
Due to clearing and other brokers	18,345	6,865
Securities sold, not yet purchased	1,548,826	3,804,558
Capital lease obligation	756,044	890,272
Convertible notes payable, net	200,000	197,416
Notes payable	16,712	41,573

Total liabilities	13,488,014	29,767,283

Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of March 31, 2008 and December 31, 2007; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of March 31, 2008 and December 31, 2007; aggregate liquidation preference of $0	—	—
Common stock—$0.0001 par value; 300,000,000 shares authorized; 12,597,334 and 12,310,886 shares issued and 12,570,906 and 12,284,448 shares outstanding as of March 31, 2008 and December 31, 2007, respectively	1,261	1,232
Additional paid-in capital	125,304,193	124,010,283
Treasury stock	(125,613)	(125,613)
Accumulated deficit	(96,129,827)	(89,079,854)

Total stockholders’ equity	29,050,014	34,806,048

Total liabilities and stockholders’ equity	$42,538,028	$64,573,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(7,049,973)	$69,256
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	259,759	181,021
Stock-based compensation	662,786	737,703
Amortization of discounts on convertible notes payable	2,584	2,583
Unrealized (gain) loss on securities owned	1,179,181	(1,378,395)
Bad debt write-off	166,784	10,245
Other	(301,721)	5,552
Changes in operating assets and liabilities:
Securities owned	(3,588,884)	2,970,245
Restricted cash	(440,914)	(1,248)
Due from clearing broker	138,212	(261,896)
Accounts receivable	1,895,273	756,063
Prepaid expenses and other assets	(858,658)	222,852
Accounts payable	599,843	138,210
Commissions and bonus payable	(13,075,003)	(4,423,720)
Accrued expenses	(1,403,352)	(323,997)
Due to clearing and other brokers	11,480	2,351

Net cash used in operating activities	(21,802,603)	(1,293,175)
Cash flows from investing activities:
Purchase of equipment and fixtures	(72,339)	(33,862)
Proceeds from sale of Catalyst	—	163,219

Net cash provided by (used in) investing activities	(72,339)	129,357
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	437,803	102,937
Proceeds from the issuance of common stock	—	102,555
Debt service principal payments	(159,089)	(179,642)

Net cash provided by financing activities	278,714	25,850

Decrease in cash and cash equivalents	(21,596,228)	(1,137,968)
Cash and cash equivalents at beginning of period	31,962,201	13,746,590

Cash and cash equivalents at end of period	$10,365,973	$12,608,622

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$18,123	$26,759
Income taxes	$365,150	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for MCF Corporation, or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” are reflected in the condensed consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Principal transactions revenue” in the condensed consolidated statements of operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the firm owns (long positions) are marked to bid prices, and instruments that the firm has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

Investment Banking Revenue

Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC, or other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of the shares or debt from the issuer, and (iii) the Company has been informed of the exact number of shares or the principal amount of debt that it has been allotted.

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

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

1. Significant Accounting Policies — continued

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

Share-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, non-vested stock, and participation in the Company’s employee stock purchase plan. The Company estimates fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate option-based compensation, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

1. Significant Accounting Policies — continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Pending Accounting Pronouncements

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company is evaluating the impact of adoption on its consolidated financial statements.

SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. The firm will adopt SFAS No. 161 in the first quarter of 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect the Company’s financial condition, results of operations or cash flows.

2. Fair Value of Assets and Liabilities

Securities owned, and securities sold but not yet purchased, are presented at fair value. Fair value is defined as the price at which an asset would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the condensed consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly-traded common stock.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

Assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
Corporate equities	$12,204,760	$547,370	$337,621	$13,089,751
Stock warrants	—	—	4,145,902	4,145,902
Underwriters’ purchase option	—	—	127,710	127,710
Convertible notes	—	—	—	—
Preferred stock	1,125	—	—	1,125

	$12,205,885	$547,370	$4,611,233	$17,364,488

	Assets at Fair Value at December 31, 2007
	Level 1	Level 2	Level 3	Total
Corporate equities	$13,696,019	$—	$489,453	$14,185,472
Stock warrants	—	—	1,756,580	1,756,580
Underwriters’ purchase option	—	—	194,957	194,957
Convertible notes	228,456	—	—	228,456
Preferred stock	225	—	—	225

	$13,924,700	$—	$2,440,990	$16,365,690

Liabilities measured at fair value on a recurring basis consisted of Securities sold, not yet purchased which are categorized as Level 1. The fair value of Securities sold, not yet purchased as of March 31, 2008 and December 31, 2007 was approximately $1,549,000 and $3,805,000, respectively.

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2008:

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Balance at December 31, 2007	$489,453	$1,756,580	$194,957	$2,440,990
Purchases, issuances and settlements	202,694	274,271	—	476,965
Net transfers in / (out)	(339,453)	—	—	(339,453)
Gains / (losses)
Realized	—	—	—	—
Unrealized	(15,073)	2,115,051	(67,247)	2,032,731

Balance at March 31, 2008	$337,621	$4,145,902	$127,710	$4,611,233

The amounts of unrealized gains and losses for the three months ended March 31, 2008 included in the table above are all attributable to those assets still held as of March 31, 2008. Net revenues (both realized and unrealized) for Level 3 financial instruments are a component of Principal transactions in the consolidated statements of operations.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Share-Based Compensation Expense

Stock Options

As of March 31, 2008, there were 5,591,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of March 31, 2008, 303,287 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months ended March 31, 2008 and 2007 was $381,000 and $320,000, respectively.

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2007	4,066,259	$6.00
Granted	64,153	5.45
Exercised	(46,770)	(2.57)
Canceled	(112,563)	(6.88)

Balance as of March 31, 2008	3,971,079	$6.01

Exercisable as of March 31, 2008	3,083,606	$6.21

The following table summarizes information with respect to stock options outstanding at March 31, 2008:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 - $3.50	1,927,635	4.83	$3.00	$1,803,303	1,927,635	$3.00	$1,803,303
$3.51 - $7.00	1,229,416	8.01	$4.74	—	434,018	4.36	—
$7.01 - $14.00	518,360	5.79	$9.01	—	426,285	9.16	—
$14.01 - $28.00	256,381	2.60	$22.04	—	256,381	22.04	—
$28.01 - $49.00	39,287	1.91	$49.00	—	39,287	49.00	—

	3,971,079	5.76	$6.01	$1,803,303	3,083,606	$6.21	$1,803,303

As of March 31, 2008, total unrecognized compensation expense related to unvested stock options was $2,868,000. This amount is expected to be recognized as expense over a weighted-average period of 1.35 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months ended March 31, 2008 and 2007 was $282,000 and $361,000, respectively.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Share-Based Compensation Expense — continued

The following table is a summary of the Company’s non-vested stock activity for the three months ended March 31, 2008:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at March 31, 2008
Balance as of December 31, 2007	180,620	$7.51
Granted	15,173	5.15
Vested	(61,027)	(7.26)
Canceled	—	—

Balance as of March 31, 2008	134,766	$7.36	$530,978

As of March 31, 2008, total unrecognized compensation expense related to non-vested stock was $712,000. This expense is expected to be recognized over a weighted-average period of 0.82 year.

2002 Employee Stock Purchase Plan

The Company issued all shares previously available under the Employee Stock Purchase Plan, or ESPP, to its employees through August 15, 2007. As of March 31, 2008, there are no shares available under the ESPP plan and the Company has no plan to request additional shares from the stockholders for this program. Compensation expense for ESPP during the three months ended March 31, 2008 and 2007 was $0 and $57,000, respectively.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months ended March 31, 2008 and 2007 was $3.48 and $3.02, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the three months ended March 31, 2008 and 2007:

	Three months Ended March 31,
	2008	2007
Expected volatility	70.33%	79.21%
Expected life (years)	6.35	4.17
Risk-free interest rate	2.75%	4.64%
Expected dividend yield	0%	0%

The weighted average fair value of the non-vested stock granted under the Company’s stock option plans for the three months ended March 31, 2008 and 2007 was $5.15 and 4.96 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2008 and 2007, the Company recorded zero income tax expense. The effective tax rate for the quarter ended March 31, 2008 is zero because the Company is operating at a loss.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

The Company adopted Interpretation No. 48 on January 1, 2007. Upon the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. At the end of the fiscal year 2007, the Company recorded a liability for an uncertain tax position related to certain investments in the amount of $1,838,000. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

The Company’s tax years 2004-2006 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2002-2006 will remain open for three to four years for examination by state tax authorities from the date the state corporation tax returns were filed. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

5. Earnings (loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended March 31,
	2008	2007
Net income (loss) available to common stockholders - basic	$(7,049,973)	$69,256
Interest on convertible note payable	4,084	—
Net income (loss) available to common stockholders - diluted	(7,045,889)	69,256
Weighted-average number of common shares - basic	12,289,582	10,336,328
Weighted-average number of common shares - diluted	12,289,582	11,459,376
Basic net income (loss) per common share	$(0.57)	$0.01
Diluted net loss per common share	$(0.57)	$0.01

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months ended March 31, 2008 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Earnings (loss) per Share — continued

Shares used in the diluted net income per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three months ended March 31, 2008, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2008	2007
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	1,649,267	1,613,369
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	1,055,821	—
Weighted average shares issuable upon conversion of the convertible notes payable	142,858	142,858

Total common stock equivalents excluded from diluted net loss per share	2,847,946	1,756,227

6. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2008, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $10,672,000, which exceeded the amount required by $9,672,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

MCF CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Business Segments — continued

The Company’s segment information for the three months ended March 31, 2008 is prepared using the following methodology:

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

•	Corporate operating expenses include compensation and benefits for corporate support employees as well as operating expenses that are not incurred directly in support of our three segments.

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue, income and assets:

		Three Months Ended March 31,
		2008	2007
Broker-Dealer	Revenue	$10,738,200	$14,148,318
	Operating expenses	13,947,060	11,911,290

	Operating income (loss)	$(3,208,860)	$2,237,028

	Segment assets	$32,176,822	$24,861,048

Primary Research	Revenue	$1,541,794	$—
	Operating expenses	1,910,380	—

	Operating loss	$(368,586)	$—

	Segment assets	$6,467,666	$—

Asset Management	Revenue	$(511,689)	$174,826
	Operating expenses	427,090	229,704

	Operating loss	$(938,779)	$(54,878)

	Segment assets	$2,660,247	$1,363,928

Corporate Support	Operating loss	$2,609,445	$2,181,043
Consolidated Entity	Revenue	$11,768,305	$14,323,144
	Operating expenses	18,893,975	14,322,037

	Operating income (loss)	$(7,125,670)	$1,107

	Total assets	$42,538,028	$27,791,086

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 25 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and venture services, investment banking, asset management and primary research through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are gaining market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients. Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.

Panel Intelligence, LLC provides custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence is positioned to provide greater access, compliance, insights and productivity to clients in the healthcare, CleanTech, TMT and financial industries.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. As of March 31, 2008, assets under management across our three fund products were approximately $55 million.

Executive Summary

Revenue declined by 18% in the latest quarter relative to the first quarter 2007 during one of the most tumultuous capital market environments in a generation. Our commissions revenue grew by 18% year-over-year, due primarily to continued growth with our Institutional Cash Distributors money fund business. Investment banking revenue declined by 20% as very few companies came to market during the first quarter. Principal transactions swung to a loss of $1,315,000 during first quarter 2008 mainly due to the decrease in the fair value of positions in our proprietary trading account, partially offset by the increase in value of stock warrants that we own in our investment portfolio. We incurred a net loss of $7 million, or $0.57 per diluted share.

Business Environment

Stocks declined sharply during the first quarter of 2008, reflecting growing evidence that a U.S. recession was either imminent or already in progress. However, a number of bold interventions by the Federal Reserve Board (“Fed”)—including engineering the sale of embattled broker Bear Stearns to JPMorgan Chase as well as multiple reductions of key target short-term interest rates—helped stabilize share prices toward the end of the quarter and gave rise to hopes that the worst of the market’s decline might be behind it. The quarter brought a raft of bad news, most of it courtesy of the subprime mortgage crisis, the depressed U.S. housing market and high oil prices. Among widely followed benchmarks, the broad-based S&P 500® Index, a widely followed large-cap benchmark, declined 9.45% and the technology-sensitive NASDAQ Composite® Index (“NASDAQ”) suffered some of the worst damage, falling 14.07%. At its low point in March, the NASDAQ was down more than 20%. The Russell 2000® Index, comprising small-cap stocks, posted a 9.90% loss.

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

Results of Operations

The following table sets forth a summary of financial highlights for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenue:
Commissions	$8,468,710	$7,165,707
Principal transactions	(1,315,076)	2,613,124
Investment banking	3,376,411	4,232,471
Primary research	1,541,794	—
Advisory and other	(303,534)	311,842

Total revenue	11,768,305	14,323,144
Operating expenses:
Compensation and benefits	13,170,642	10,810,287
Brokerage and clearing fees	775,301	632,641
Cost of primary research	585,164	—
Professional services	827,485	381,478
Occupancy and equipment	537,182	442,528
Communications and technology	939,978	812,936
Depreciation and amortization	143,224	181,021
Amortization of intangible assets	116,535	—
Travel and business development	959,594	469,202
Other	838,870	591,944

Total operating expenses	18,893,975	14,322,037

Operating income (loss)	(7,125,670)	1,107
Interest income	96,404	122,493
Interest expense	(20,707)	(54,344)

Net income (loss)	$(7,049,973)	$69,256

Our net income (loss) for the three months ended March 31, 2008 and 2007 included the following non-cash items:

	Three Months Ended March 31,
	2008	2007
Stock-based compensation expense	$662,786	$737,703
Depreciation and amortization	143,224	181,021
Amortization of intangible assets	116,535	—
Provision for uncollectible accounts receivable	166,784	10,245
Amortization of discounts on debt	2,584	2,584

Total	$1,091,913	$931,553

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Revenue:
Capital raising	$1,556,161	$4,019,971
Financial advisory	1,820,250	212,500

Total investment banking revenue	$3,376,411	$4,232,471

Transaction Volumes:
Public offerings:
Capital underwritten participations	$—	$32,488,733
Number of transactions	—	3
Private placements:
Capital raised	$32,424,000	$63,600,000
Number of transactions	5	3
Financial advisory:
Transaction amounts	$—	$—
Number of transactions	—	—

Our investment banking revenue was $3,376,000, or 29% of our revenue during 2008, representing a 20% decrease compared to $4,232,000 recognized in 2007. As a result of the extremely difficult market environment, particularly for small-cap companies, we closed only private placement transactions during the first quarter 2008. The public markets were effectively closed during the first quarter.

During the first quarter 2008, no investment banking customer accounted for more than 10% of our revenue. During the first quarter 2007, one investment banking customer accounted for 10% of our revenue from continuing operations.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended March 31,
	2008	2007
Revenue:
Commissions	$8,468,710	$7,165,707
Principal transactions:
Customer principal transactions, proprietary trading and market making	$(3,784,742)	$2,685,608
Investment portfolio	2,469,666	(72,484)

Total principal transactions revenue	$(1,315,076)	$2,613,124

Transaction Volumes:
Number of shares traded	232,116,182	229,671,346
Number of active clients	369	382

Commissions amounted to $8,469,000, or 72%, of our revenue during the first quarter 2008, representing an 18% increase from $7,166,000 recognized during the similar period in 2007. The higher commissions revenue during the first quarter 2008 was attributed to the continued grow in our Institutional Cash Distributors money fund business, with average assets brokered during the quarter increasing to $21 billion as compared to $14 billion during the first quarter 2007.

Principal transactions swung to a loss of $1,315,000 during 2008 mainly due to the decrease in the fair value of positions in our proprietary trading account, partially offset by the increase in value of stock warrants that we own in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During the first quarter of 2008 and 2007, no single brokerage customer accounted for more than 10% of our revenue.

Primary Research Revenue

Primary research revenue represents the operating results of Panel Intelligence since the acquisition of MedPanel in April 2007. We provide independent market data and information to clients in the biotechnology, pharmaceutical, medical device, clean tech and financial industries.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Incentive compensation and discretionary bonuses	$6,215,550	$5,675,235
Salaries and wages	4,309,823	3,040,145
Stock-based compensation	662,786	737,703
Payroll taxes, benefits and other	1,982,483	1,357,204

Total compensation and benefits	$13,170,642	$10,810,287
Total compensation and benefits as a percentage of revenue	112%	75%
Cash compensation and benefits as a percentage of revenue	106%	70%

The increase in compensation and benefits expense of $2,360,000 or 22%, from the first quarter of 2007 to the first quarter of 2008 was due to (i) higher commissions revenue, partially offset by lower investment banking revenue and (ii) the inclusion of salaries and fringe benefits from Panel Intelligence as we completed the acquisition of MedPanel in April 2007. No such expenses were incurred in the first quarter of 2007. In addition, we also incurred higher cash compensation due to salary adjustments for employees other than those of Panel Intelligence effective January 1, 2008.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue increased to 106% during 2008 as compared to 70% in 2007. This increase was primarily the result of the significant decline in revenue which was attributed to proprietary trading losses and lower investment banking revenue during 2008.

One sales professional accounted for 11% of our revenue in the first quarter of 2008, while no single sales professional accounted for more than 10% of our revenue in the similar quarter of 2007.

Stock-based compensation expense decreased by $75,000 in first quarter 2008, as compared to 2007. The decline in stock-based compensation expense can be attributed to fewer non-vested restricted shares outstanding in 2008.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $143,000, or 23%, during the first quarter of 2008 as compared to the first quarter of 2007. This increase reflected higher costs associated with execution of foreign securities for our clients during first quarter 2008 as compared to first quarter 2007. Execution fees for foreign securities are higher than they are for domestic securities.

Cost of primary research revenue principally consists of panelist honorarium and recruitment costs. Medical experts receive cash honoraria for participating in qualitative panels and quantitative surveys. We pay the honoraria to the panelists when the panel or survey has been completed and record this expense as incurred. We closed the acquisition of MedPanel on April 17, 2007 and began recognizing primary research revenue and related expenses since that date.

Professional services expense includes legal, audit, consulting fees, as well as expenses related to investment banking transactions. The increase of $446,000 or 117%, from the first quarter of 2007 to the first quarter of 2008 was primarily attributed to higher legal fees associated with various projects, as well as higher business development costs associated with investment banking transactions.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $95,000, or 21%, from the first quarter of 2007 to the first quarter of 2008 was in part due to inclusion of expenses from Panel Intelligence as we completed the MedPanel acquisition in April 17, 2007, as well as higher costs associated with a new lease for our New York office, which commenced in March 2008.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $127,000, or 16%, from the first quarter of 2007 to the first quarter of 2008 was primarily due to a one-time expenditure associated with our Institution Cash Distributions operations in the first quarter of 2008.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The decrease of $38,000, or 21%, from the first quarter of 2007 to the first quarter of 2008 was due to decrease in book value of computer equipment and furniture as they become fully depreciated.

Identifiable intangible assets capitalized in connection with the acquisition of MedPanel included customer relationships, customer backlog, technology platform and the database of registered panelists. The estimated fair market value of these amortizable intangible assets amounting to $1,990,000 will be amortized over periods ranging from 8 months to 56 months. We began amortization of these intangible assets in April 2007.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $490,000, or 105%, from the first quarter of 2007 to the first quarter of 2008 was due mostly to increased costs associated with non-deal related roadshows, client visits, and business developments.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $247,000, or 42%, from the first quarter of 2007 to the first quarter of 2008 was partly due to the write-off of bad debts related to uncollectible receivables and higher marketing expenses, partially offset by lower recruiting fees.

Income Tax Expense

At the end of each interim reporting period we calculate an effective tax rate based on our best estimate of the tax provision that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2008 and 2007, we recorded zero tax expense. The effective tax rate for the quarter ended March 31, 2008 is zero because we are operating at a loss.

Historically and currently, we have recorded a valuation allowance on our deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, we continue to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

We adopted Interpretation No. 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. At the end of the fiscal year 2007, the Company recorded a liability for an uncertain tax position related to certain investments in the amount of $1,838,000. We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. Our policy is to account for interest, if any, as interest expense and penalties as income tax expense.

We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2002-2006 remain open to examination by the federal and most state tax authorities.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2008 and 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following is a table summarizing our significant commitments as of March 31, 2008, consisting of debt and interest payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Notes Payable	Operating Leases	Capital Leases
2008	$218,212	1,696,206	413,560
2009	—	2,444,011	341,674
2010	—	2,019,930	50,880
2011	—	1,923,516	—
2012	—	1,174,323	—
Thereafter	—	572,000	—

Total commitments	$218,212	$9,829,986	$806,114

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

Valuation of Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” are reflected in the condensed consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Principal transactions revenue” in the condensed consolidated statements of operations. The use of fair value to measure financial instruments is fundamental to our financial statements and is one of our most critical accounting policies.

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the firm owns (long positions) are marked to bid prices, and instruments that the firm has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs. Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management’s estimates.

The Company has categorized its financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Level 1fair value measurements of financial instruments including the use of quoted prices in active markets for identical assets or liabilities. Fair value measurements of financial instrument with inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life are categorized as Level 2. Finally, fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the issuance of equity and debt securities. As of March 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $10,366,000 and marketable securities of $13,836,000, for a total of $24,202,000, which is $21,875,000 lower than $46,077,000 in liquid assets as of December 31, 2007.

Cash and cash equivalents decreased by $21,596,000 during first quarter of 2008. Cash used in our operating activities for 2008 was $21,803,000 which consisted of payment of 2007 discretionary bonuses during the first quarter 2008, purchases to cover the short selling of equity securities and our net loss adjusted for non-cash expenses including stock-based compensation, depreciation and amortization. Cash used in investing activities amounted to $72,000 during 2008 related to purchases of equipment and fixtures. Cash provided by financing activities was $279,000. Our financing activities included proceeds from the issuance of stock options and warrants, partially offset by debt service payments.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2008, Merriman Curhan Ford & Co. had regulatory net capital of $10,672,000 which exceeded the required amount by $9,672,000.

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

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2008.

Changes in internal controls - There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Thomas O’Shea v. Merriman Curhan Ford & Co.

In June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Mr. O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the discovery stage and an arbitration hearing is scheduled for October 2008. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

S3 Investment Company, Inc. v. Merriman Curhan Ford & Co. and Qualico Capital, Inc.

In September 2007, Merriman Curhan Ford & Co. was served with a complaint filed by a former client S3 Investment Company, Inc. (“S3i”). The matter is pending before the Superior Count in the City and County of San Francisco. The plaintiff alleges theories of breach of contract, fraud, negligent misrepresentation, intentional and negligent interference with prospective economic relations. The matter is in the discovery stage and no trial date has been scheduled. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we did not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 1a.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material changes to these risk factors during the three months ended March 31, 2008.

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

MCF CORPORATION

May 6, 2008	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 6, 2008	By:	/s/ JOHN D. HIESTAND
John D. Hiestand
Chief Financial Officer
(Principal Financial Officer)