Form 10-Q
period 2008-06-30
Merriman Curhan Ford Group, Inc.
filed 2008-08-11
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from              to             .

Commission file number: 1-15831

MERRIMAN CURHAN FORD GROUP, INC.
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

The number of shares of Registrant’s common stock outstanding as of August 4, 2008 was 12,859,816.

Merriman Curhan Ford Group, Inc.
Index

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Commissions	$7,892,372	$7,717,573	$16,361,082	$14,883,280
Principal transactions	1,418,829	5,712,652	103,753	8,325,776
Investment banking	4,446,995	5,631,556	7,823,406	9,864,027
Primary research	1,498,144	951,062	3,039,938	951,062
Advisory and other fees	543,134	359,506	239,600	671,348
Total revenue	15,799,474	20,372,349	27,567,779	34,695,493
Operating expenses:
Compensation and benefits	12,102,568	12,767,087	25,273,210	23,577,374
Brokerage and clearing fees	709,183	662,056	1,484,484	1,294,697
Cost of primary research services	609,129	395,218	1,194,293	395,218
Professional services	2,475,016	703,640	3,302,501	1,085,118
Occupancy and equipment	689,428	453,061	1,226,610	895,589
Communications and technology	1,010,869	884,010	1,950,847	1,696,946
Depreciation and amortization	162,946	182,027	306,170	363,048
Amortization of intangible assets	116,536	220,643	233,071	220,643
Travel and entertainment	1,012,210	685,416	1,971,804	1,154,618
Other	1,278,377	1,124,415	2,117,247	1,716,359
Impairment of goodwill and intangible assets	2,601,516	─	2,601,516	─
Total operating expenses	22,767,778	18,077,573	41,661,753	32,399,610
Operating (loss) income	(6,968,304)	2,294,776	(14,093,974)	2,295,883
Interest income	34,016	107,461	130,420	229,954
Interest expense	(18,301)	(26,864)	(39,008)	(81,208)
(Loss)/income before taxes	(6,952,589)	2,375,373	(14,002,562)	2,444,629
Income tax (expense) benefit	1,838,744	(55,000)	1,838,744	(55,000)
Net (loss) income	$(5,113,845)	$2,320,373	$(12,163,818)	$2,389,629

Basic net (loss) income per share:
Net (loss) income	$(0.41)	$0.20	$(0.98)	$0.22

Diluted net (loss) income per share:
Net (loss) income	$(0.41)	$0.18	$(0.98)	$0.20

Weighted average common shares outstanding:
Basic	12,562,120	11,657,775	12,425,851	11,000,702
Diluted	12,562,120	12,856,306	12,425,851	12,208,965

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)
	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$10,420,371	$31,962,201
Securities owned:
Marketable, at fair value	15,791,255	14,115,022
Not readily marketable, at estimated fair value	2,047,169	2,250,668
Other	1,711,270	2,254,120
Restricted cash	1,130,563	689,157
Due from clearing broker	1,234,423	1,251,446
Accounts receivable, net	3,166,425	4,008,729
Prepaid expenses and other assets	2,021,182	1,716,814
Equipment and fixtures, net	1,937,724	1,245,692
Intangible assets	1,323,963	1,949,815
Goodwill	1,129,281	3,129,667
Total assets	$41,913,626	$64,573,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1,873,241	$957,969
Commissions and bonus payable	6,646,912	17,517,032
Accrued expenses	5,630,368	6,351,598
Due to clearing and other brokers	15,731	6,865
Securities sold, not yet purchased	1,512,896	3,804,558
Capital lease obligation	1,411,989	890,272
Convertible notes payable, net	─	197,416
Notes payable	─	41,573
Total liabilities	17,091,137	29,767,283
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively; aggregate liquidation preference of $0
	─	─
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of June 30, 2008 and December 31, 2007; aggregate liquidation preference of $0
	─	─
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of June 30, 2008 and December 31, 2007; aggregate liquidation preference of $0
	─	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,772,563 and 12,310,886 shares issued and 12,746,125 and 12,284,448 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	1,278	1,232
Additional paid-in capital	126,190,496	124,010,283
Treasury stock	(125,613)	(125,613)
Accumulated deficit	(101,243,672)	(89,079,854)
Total stockholders' equity	24,822,489	34,806,048
Total liabilities and stockholders' equity	$41,913,626	$64,573,331

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(12,163,818)		$2,389,629
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	306,171		363,048
Amortization of intangible assets	233,070		220,643
Stock-based compensation	1,316,606		1,451,862
Amortization of discounts on convertible notes payable	2,584		5,166
Impairment of goodwill	2,208,735		─
Impairment of intangible assets	392,781		─
Common stock received for services	(1,545,788)		─
Unrealized loss (gain) on securities owned	381,431		(5,680,368)
Provision for bad debt	280,543		228,167
Other	─		31,304
Changes in operating assets and liabilities:
Securities owned	(2,057,190)		1,896,662
Restricted cash	(441,406)		(2,541)
Due from clearing broker	17,023		(574,610)
Accounts receivable	546,762		628,898
Prepaid expenses and other assets	(304,366)		667,994
Accounts payable	915,272		570,326
Commissions and bonus payable	(10,870,120)		(1,368,234)
Accrued expenses	(721,230)		1,671,655
Due to clearing and other brokers	8,866		10,744
Net cash (used in) provided by operating activities	(21,494,074)		2,510,345
Cash flows from investing activities:
Purchase of equipment and fixtures	(192,428)		(118,021)
Investment in MedPanel	─		(24,585)
Investment in Catalyst	─		163,219
Net cash (used in) provided by investing activities	(192,428)		20,613
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	470,304		102,937
Proceeds from the issuance of common stock	─		102,555
Debt service principal payments	(325,632)		(352,511)
Net cash provided by (used in) financing activities	144,672		(147,019)
(Decrease) increase in cash and cash equivalents	(21,541,830)		2,383,939
Cash and cash equivalents at beginning of period	31,962,201		13,746,590
Cash and cash equivalents at end of period	$10,420,371		$16,130,529

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$37,924		$51,039
Income taxes	$566,858	$	─
Supplementary non-cash information:
Conversion of note payable into common stock	$200,000
Property acquired through capitalized leases	$805,776		182,665

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for Merriman Curhan Ford Group, Inc. (formerly MCF Corporation), or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” are reflected in the consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Principal transactions revenue” in the consolidated statements of operations. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the Company owns (long positions) are marked to bid prices, and instruments that the Company has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs.

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

Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date. Merriman Curhan Ford Group, Inc. adopted FIN No. 48 on January 1, 2007.

Segment Reporting

The Company organizes its operations into three operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC. Accordingly, the Company operated in three reportable operating segments in the United States during 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

New Accounting Pronouncements

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

2. Fair Value of Assets and Liabilities

Securities owned, and securities sold but not yet purchased, are presented at fair value. Fair value is defined as the price at which an asset would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 2. Fair Value of Assets and Liabilities (continued)

	Assets at Fair Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
Corporate equities	$11,372,856	$25,000	$712,811	$12,110,667
Stock warrants	—	—	5,441,043	5,441,043
Underwriters’ purchase option	—	—	283,714	283,714
Preferred stock	3,000	—	—	3,000
	$11,375,856	$25,000	$6,437,568	$17,838,424

	Assets at Fair Value at December 31, 2007
	Level 1	Level 2	Level 3	Total
Corporate equities	$13,696,019	$—	$489,453	$14,185,472
Stock warrants	—	—	1,756,580	1,756,580
Underwriters’ purchase option	—	—	194,957	194,957
Convertible notes	228,456	—	—	228,456
Preferred stock	225	—	—	225
	$13,924,700	$—	$2,440,990	$16,365,690

Liabilities measured at fair value on a recurring basis consisted of Securities sold, not yet purchased which are categorized as Level 1. The fair value of Securities sold, not yet purchased as of June 30, 2008 and December 31, 2007 was approximately $1,513,000 and $3,805,000, respectively.

The following summarizes the change in carrying values associated with Level 3 financial instruments for the six months ended June 30, 2008:

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Balance at December 31, 2007	$489,453	$1,756,580	$194,957	$2,440,990
Purchases, issuances and settlements	551,809	1,110,586	—	1,662,395
Net transfers in / (out)	(339,453)	—	—	(339,453)
Gains / (losses)
Realized	—	—	—	—
Unrealized	11,002	2,573,877	88,757	2,673,636
Balance at June 30, 2008	$712,811	$5,441,043	$283,714	$6,437,568

Gains/(losses) (both realized and unrealized) for Level 3 financial instruments are a component of Principal transactions in the consolidated statements of operations.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 3. Goodwill and Intangible Assets

Goodwill is related to the acquisition of MedPanel, Inc. Goodwill, totaling $3,130,000, was allocated to the Primary Research segment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired at the acquisition date. Identifiable intangible assets capitalized in connection with the acquisition of MedPanel included customer relationships, customer backlog, technology platform and the database of registered panelists. The estimated fair market value of these amortizable intangible assets at the date of acquisition amounting to $1,990,000 is being amortized over periods ranging from 8 months to 56 months. In addition, an indefinite lived intangible asset was recorded for the acquired tradename in the amount of $710,000.

In accordance with SFAS No. 142, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting unit. The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of April 30, 2008, the Company performed its annual impairment testing and recorded an impairment loss of $2,602,000 in its consolidated statement of operations for the three and six months ended June 30, 2008 related to goodwill and tradename.

4. Share-Based Compensation Expense

Stock Options

As of June 30, 2008, there were 6,961,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of June 30, 2008, 1,302,108 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months and six months ended June 30, 2008 was $402,000 and $784,000, respectively. Compensation expense for stock options during the three months and six months ended June 30, 2007 was $329,000 and $649,000, respectively.

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2007	4,066,259	$6.00
Granted	608,385	3.75
Exercised	(64,628)	(2.36)
Canceled	(300,119)	(6.87)
Balance as of June 30, 2008	4,309,897	$5.68
Exercisable as of June 30, 2008	3,069,672	$6. 17

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

 4. Share Based Compensation Expense (continued)

The following table summarizes information with respect to stock options outstanding at June 30, 2008:

	Options Outstanding					Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value		Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 - $ 3.50	2,007,309	4.86	$2.98	$	─	1,909,777	$3.02	$	─
$ 3.51 - $ 7.00	1,592,700	8.11	$4.45		─	506,212	4.43		─
$ 7.01 - $14.00	414,220	6.06	$9.24		─	358,015	9.37		─
$14.01 - $28.00	256,381	2.35	$22.04		─	256,381	22.04		─
$28.01 - $49.00	39,287	1.66	$49.00		─	39,287	49.00		─
	4,309,897	6.00	$5.68	$	─	3,069,672	$6.17	$	─

As of June 30, 2008, total unrecognized compensation expense related to unvested stock options was $3,461,340. This amount is expected to be recognized as expense over a weighted-average period of 1.48 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months and six months ended June 30, 2008 was $251,000 and $533,000, respectively. Compensation expense for non-vested stock during the three months and six months ended June 30, 2007 was $327,000 and $688,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the six months ended June 30, 2007:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at June 30, 2007
Balance as of December 31, 2007	180,620	$7.51
Granted	30,346	1.92
Vested	(85,307)	(6.86)
Canceled	(670)	(10.97)
Balance as of June 30, 2008	124,989	$7.41	$158,736

As of June 30, 2008, total unrecognized compensation expense related to non-vested stock was $539,000. This expense is expected to be recognized over a weighted-average period of 0.78 year.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Share-Based Compensation Expense (continued)

2002 Employee Stock Purchase Plan

The Company issued all shares previously available under the Employee Stock Purchase Plan, or ESPP, to its employees through August 15, 2007. As of June 30, 2008, there are no shares available under the ESPP plan and the Company has no plan to request additional shares from the stockholders for this program. Compensation expense for ESPP during each of the three months and six months ended June 30, 2008 was $0. Compensation expense for the ESPP during the three months and six months ended June 30, 2007 were $58,000 and $115,700, respectively.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2008 was $2.31 and $2.49, respectively. The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2007 was $2.53 and $2.56, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the six months ended June 30, 2008 and 2007:

	Six months Ended June 30,
	2008	2007
Expected volatility	70.42%	65.83%
Expected life (years)	6.43	4.17
Risk-free interest rate	3.11%	4.75%
Expected dividend yield	0%	0%

  The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and six months ended June 30, 2008 was $3.84 and $4.50 per share, respectively. The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and six months ended June 30, 2007 was $4.44 and 4.80 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

5. Income Taxes

Income tax expense is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur.  For the three months and six months ended June 30, 2008, the Company recorded an income tax benefit of ($1,839,000).  The Company’s tax rate is affected by recurring items, which it expects to be fairly consistent in the near term, and by discrete items that are not consistent from year to year.  The effective tax rate for the six months ended June 30, 2008 is (12.64)%, which is mainly attributable to the release of the FIN 48 liability due to the approval of an accounting method change for federal tax purposes.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, a significant component of which relates to net operating loss carryforwards.  Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available.  Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

The Company adopted Interpretation No. 48 on January 1, 2007.  Upon the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings.  At the end of the fiscal year 2007, the Company recorded a liability for an uncertain tax position related to certain investments in the amount of $1,839,000.  This entire amount has been derecognized as of June 30, 2008 due to an Internal Revenue service approved accounting method change.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

5. Income Taxes (continued)

 The Company’s tax years 2005-2007 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed.  The Company’s tax years 2003-2007 will remain open for three to four years for examination by state tax authorities from the date the state corporation tax returns were filed.  Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

6. (Loss)/Earnings per Share

The following is a reconciliation of the basic and diluted net (loss) income available to common stockholders and the number of shares used in the basic and diluted net (loss) income per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income available to stockholders - basic	$(5,113,845)	$2,320,373	$(12,163,818)	$2,389,629
Interest on dilutive securities	500	4,084	4,584	8,168
Net (loss) income available to stockholders - diluted	$(5,113,345)	$2,324,457	$(12,159,234)	$2,397,797
Weighted-average number of common shares - basic	12,562,120	11,657,775	12,425,851	11,000,702
Weighted-average number of common shares - diluted	12,562,120	12,856,306	12,425,851	12,208,965
Basic net income (loss) per common share:	$(0.41)	$0.20	$(0.98)	$0.22
Diluted net loss per common share:	$(0.41)	$0.18	$(0.98)	$0.20

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months and six months ended June 30, 2008 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
(unaudited)

6. (Loss)/Earnings per Share (continued)

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months and six months ended June 30, 2008, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net (loss) income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	4,198,770	1,682,257	2,226,464	1,637,949

Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	348,754	─	740,477	─

Weighted average shares issuable for the period prior to the conversion of the convertible notes payable	45,526	─	94,192	─

Total common stock equivalents excluded from diluted net (loss) income per share	4,593,050	1,682,257	3,061,133	1,637,949

7. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2008, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $6,398,982, which exceeded the amount required by $5,398,982. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Business Segments

The Company’s business results are categorized into the following three segments: investment bank / broker-dealer, primary research and asset management. The investment bank / broker-dealer segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. Our primary research segment offers custom, independent primary research services to health care and CleanTech companies, as well as financial services firms that invest in these companies. Our asset management segment manages investment products for investors.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2. Revenue generating activities between segments are eliminated from the segments results for reporting purposes. These activities include fees paid by the Asset Management segment to the Primary Research segment for the management of its investment portfolio.

The Company’s segment information for the three months and six months ended June 30, 2008 and 2007 is prepared using the following methodology:

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue, income and assets:

		Three Months Ended June 30,		Six Months Ended June 30,
		2008	2007	2008	2007
Broker-Dealer	Revenue	$14,175,678	$19,156,231	$24,913,877	$33,304,549
	Operating expenses	13,127,656	16,027,623	27,074,716	29,797,608
	Operating (loss) income	$(1,084,022)	$3,128,608	$(2,160,838)	$3,506,941
	Segment assets	$34,334,205	$33,634,010	$34,334,205	$33,634,011

Primary Research	Revenue	1,498,144	973,062	$3,039,938	$973,062
	Operating expenses	4,587,493	1,445,117	6,497,873	1,445,117
	Operating (loss) income (1)	$(3,089,349)	$(472,055)	$(3,457,935)	$(472,055)
	Segment assets	$3,987,090	$7,806,048	$3,987,090	$7,806,048

Asset Management	Revenue	125,652	243,056	$(386,036)	$417,882
	Operating expenses	590,472	218,986	1,017,562	448,690
	Operating (loss) income	$(464,820)	$24,070	$(1,403,598)	$(30,808)
	Segment assets	$2,436,001	$2,345,761	$2,436,001	$2,325,249

Corporate Support	Operating loss	(4,462,157)	(385,845)	(7,071,602)	(708,195)
	Assets	1,156,330	874,154	1,156,330	874,154

Consolidated Entity	Revenue	15,799,474	20,372,349	27,567,779	34,695,493
	Operating expenses	22,767, 778	18,077,573	41,661,753	32,399,610
	Operating (loss) income	$(6,968,304)	$2,294,776	$(14,093,973)	$2,295,883
	Total assets	$41,913,626	$44,659,973	$41,913,626	$44,659,974

(1)	Note: The operating loss includes $2.6 million of non-cash based impairment of goodwill and an intangible asset associated with the acquisition which is a non-cash expense.

9. Contingencies

Several lawsuits have recently been filed against our subsidiary, Merriman Curhan Ford & Co. (including one which also names the parent company as the defendant) in connection with the alleged actions of a former client of the Company (the "Customer"), and a former retail broker of Merriman Curhan Ford & Co.  The total amount of damages sought under such lawsuits is over $40 million. The Company anticipates at least one additional lawsuit will be filed against Merriman Curhan Ford & Co. by a lender to the Customer on similar facts to the lawsuits described below, with a claim believed to be approximately $10 million.  The Company denies any involvement and will vigorously contest the lawsuits, which are in their early stages.  Due to the early stages of these legal matters, we cannot estimate the amount of damages if they are resolved unfavorably and accordingly, we have not provided an accrual for these lawsuits.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Subsequent Events

Restructuring and Severance Charges

In order to better align its cost structure with its current revenue expectations, market demand, and areas of focus, the Company implemented a restructuring plan in August 2008. When the effects are fully reflected in our results by the end of the third quarter 2008, the plan will reduce operating expenses by $7 million annually.  Among other measures, the plan involved the elimination of approximately 20% of the company’s workforce, bringing the headcount to about 150 employees company-wide. Severance and related costs are estimated to be about $300,000 which will largely be expensed in the third quarter. The Company will continue to focus on growing its recurring revenue business lines, as well as strengthen its core institutional brokerage and investment banking business units.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under“Risk Factors” beginning on Page 32 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and executive services, investment banking, venture services, asset management and primary research through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC.

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

Panel Intelligence, LLC provides custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence is positioned to provide greater access, compliance, insights and productivity to clients in the CleanTech, Consumer/Internet/Media, Health Care and Tech/Telecom industries.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. As of June 30, 2008, assets under management across our two fund products were approximately $49 million.

Executive Summary

Revenue declined by 23% in the latest quarter relative to the second quarter 2007 during one of the most tumultuous capital market environments in recent history. Our commission revenue grew 2% year-over-year, supported by continued growth with our Institutional Cash Distributors money fund business. Investment banking revenue grew 32% sequentially from the first quarter but declined by 21% year-over year as very few companies have come to market during the first half of 2008. Principal Transactions recovered from posting a loss in the first quarter 2008 to a gain of $1,419,000 during second quarter 2008. The performance was driven by solid customer principal transactions and an increase in value of stock warrants that we own in our investment portfolio.

Business Environment

Stocks declined sharply during the first and second quarters of 2008, reflecting growing evidence that a U.S. recession was either imminent or already in progress. The active interventions by the Federal Reserve Board, including engineering the sale of embattled broker Bear Stearns to JPMorgan Chase, multiple reductions of key target short-term interest rates as well as the government’s willingness to intervene aggressively did not help stabilize stock or bond prices toward the end of the second quarter. The overall credit market, which had staged a slight recovery in April and May, rolled over as prices of mortgage securities and corporate bonds fell. The second quarter brought continued bad macroeconomic news, most of it courtesy of the depressed U.S. housing market and high oil prices. Market sentiment took a big hit as the Dow dropped 3% in one trading session two days before the close of the quarter. Among the widely followed benchmarks, the broad-based S&P 500® Index, a widely followed large-cap benchmark, declined 6% and the technology-sensitive NASDAQ Composite® Index (“NASDAQ”) suffered some of the worst damage, falling 11.27%. The Russell 2000® Index, comprised of small-cap stocks, posted a 3% loss for the first quarter. For the first half of 2008 the Russell 2000 was down over 8%. Overall, the environment for small and micro cap stocks in the first half was perceived by many market participants as the most difficult they had seen since 2002.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the CleanTech, healthcare, consumer growth, specialty growth and telecommunications sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Results of Operations

The following table sets forth the results of operations for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Commissions	$7,892,372	$7,717,573	$16,361,082	$14,883,280
Principal transactions	1,418,829	5,712,652	103,753	8,325,776
Investment banking	4,446,995	5,631,556	7,823,406	9,864,027
Primary research	1,498,144	951,062	3,039,938	951,062
Advisory and other fees	543,134	359,506	239,600	671,348
Total revenue	15,799,474	20,372,349	27,567,779	34,695,493
Operating expenses:
Compensation and benefits	12,102,568	12,767,087	25,273,210	23,577,374
Brokerage and clearing fees	709,183	662,056	1,484,484	1,294,697
Cost of primary research services	609,129	395,218	1,194,293	395,218
Professional services	2,475,016	703,640	3,302,501	1,085,118
Occupancy and equipment	689,428	453,061	1,226,610	895,589
Communications and technology	1,010,869	884,010	1,950,847	1,696,946
Depreciation and amortization	162,946	182,027	306,170	363,048
Amortization of intangible assets	116,536	220,643	233,071	220,643
Travel and entertainment	1,012,210	685,416	1,971,804	1,154,618
Other	1,278,377	1,124,415	2,117,247	1,716,359
Impairment of goodwill	2,601,516	—	2,601,516	—
Total operating expenses	22,767,778	18,077,573	41,661,753	32,399,610
Operating (loss) income	(6,968,304)	2,294,776	(14,093,974)	2,295,883
Interest income	34,016	107,461	130,420	229,954
Interest expense	(18,301)	(26,864)	(39,008)	(81,208)
(Loss) income before taxes	(6,952,589)	2,375,373	(14,002,562)	2,444,629
Income tax expense	1,838,744	(55,000)	1,838,744	(55,000)
Net (loss) income	$(5,113,845)	$2,320,373	$(12,163,818)	$2,389,629

Our net (loss) income for the three months and six months ended June 30, 2008 and 2007 included the following non-cash expenses:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Stock-based compensation	$653,281	714,159	$1,316,606	$1,451,862
Depreciation and amortization	162,946	182,028	306,171	363,048
Amortization of intangible assets	116,535	220,643	233,070	220,643
Provision for uncollectible accounts receivable	113,758	217,922	280,543	228,167
Impairment of goodwill and intangible assets	2,601,516	—	2,601,516	—
Amortization of discounts on debt	—	2,583	2,584	5,166
Total	$3,648,036	1,337,335	$4,740,490	$2,268,886

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Capital raising	$4,252,495	$5,126,556	$7,482,685	$9,146,527
Financial advisory and other	194,500	505,000	340,721	717,500
Total investment banking revenue	$4,446,995	$5,631,556	$7,823,406	$9,864,027

Transaction Volumes:
Public offerings:
Capital underwritten participations	$8,153,000	$72,750,000	$8,153,000	$105,250,000
Number of transactions	2	4	2	7
Private placements:
Capital raised	$43,276,000	$22,985,000	$75,700,000	$86,585,000
Number of transactions	6	3	10	6

Our investment banking revenue was $4,447,000 or 28% of our revenue during second quarter 2008, representing a 21% decrease from the similar quarter in 2007. Second quarter of 2008 represented a different operating environment where the ability to execute larger transactions was more difficult than what we have experienced in the same period in 2007. However, banking revenue for the three months ended June 30, 2008 has rebounded versus the first quarter 2008 up 32% sequentially driven by an increased number of deals. We participated in two secondary public offerings during the latest quarter and acted as placement agent for five private placements during the quarter.

During the six months ended June 30, 2008, we had one investment banking client that accounted for 18% of our revenue, while no single investment banking client accounted for more than 10% of our revenue during the first half of 2007.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenue:
Commissions	$7,892,372	$7,717,573	$16,361,082	$14,883,280
Principal transactions:
Customer principal transactions, proprietary trading and market making	$112,637	$4,669,144	$(3,672,105)	$7,354,753
Investment portfolio	1,306,192	1,043,508	3,775,858	971,023
Total principal transactions revenue	$1,418,829	$5,712,652	$103,753	$8,325,776
Transaction Volumes:
Number of shares traded	329,419,357	247,476,532	561,535,539	477,147,878
Number of active clients	343	408	444	488

Commissions amounted to $7,892,000, or 50%, of our revenue during the second quarter 2008, representing a 2% increase from the similar period in 2007. Lower brokerage commissions were offset by higher revenue for brokering institutional money funds by our Institutional Cash Distributors division.

Principal transactions produced modest gains of $112,637 during the second quarter 2008 versus our record gains experienced in 2007. The 2008 gain included increased profitability in our market making activities, as well as realized and unrealized gains in our investment portfolio. As of June 30, 2008, we made markets in 1,361 stocks, which has increased from 1,100 stocks as of June 30, 2007. We view “intelligent market making” in small cap stocks as a key element to differentiating ourselves from our competition. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During 2008 and 2007, no single brokerage customer accounted for more than 10% of our revenue from continuing operations.

Primary Research Revenue

Panel Intelligence provides primary market research to corporate and financial clients in the healthcare and CleanTech industries. The predecessor business which was called MedPanel was acquired April 17, 2007. For the quarter ended June 30, 2008, Panel revenues were up 58% to $1,498,000 versus the same period in 2007. The growth has been primarily driven by increased business in the healthcare industry. However, we have not seen the acceleration in the financial services industry that was originally estimated when we acquired the business. We believe this is more related to the current challenging market environment and not a reduction in opportunity. That said, the current revised outlook for this segment of the business was a contributing factor in our impairment analysis of the balance sheet assets for Panel Intelligence. See Other Operating Expenses below for further information.

Compensation and Benefits Expenses

Compensation and benefits expense represents the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production, but includes other qualitative factors as well. Salaries, payroll taxes and employee benefits vary based on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Incentive compensation and discretionary bonuses	$6,139,517	$7,708,451	$12,355,067	$13,383,686
Salaries and wages	4,242,553	3,559,646	8,552,376	6,599,791
Stock-based compensation	653,821	714,159	1,316,606	1,451,862
Payroll taxes, benefits and other	1,066,677	784,831	3,049,161	2,142,035
Total compensation and benefits	$12,102,568	$12,767,087	$25,273,210	$23,577,374
Total compensation and benefits as a percentage of revenue	77%	63%	92%	68%
Cash compensation and benefits as a percentage of revenue	72%	59%	87%	64%

The decrease in compensation and benefits expense of $664,519 or 5%, from the second quarter 2007 to the second quarter 2008 represents lower incentive compensation, which is directly correlated to revenue production. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Cash compensation and benefits expense as a percentage of revenue increased to 77% during the three months ended June 30, 2008 as compared to 63% during the similar period in 2007. The increase was largely attributed to lower than anticipated revenues especially in our proprietary trading account during the three months ended June 30, 2008 versus same period in 2007. We do not historically pay commissions on gains in this account, driving higher gross profits. During the second quarter of 2007 proprietary trading contributed $3,709,000 in trading gains versus a loss of $436,378 in the same period in 2008. In addition, as revenues decrease, the fixed portion of the compensation base becomes a larger impact on the percentage of total revenues.

No single sales professional accounted for more than 10% of our revenue during the six months ended June 30, 2008 and 2007.

Stock-based compensation expense decreased by $60,000 during the second quarter 2008, as compared to the similar quarter in 2007. The decline in stock-based compensation expense was due in part to fewer non-vested restricted shares outstanding in 2008.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $47,000, or 7%, during the second quarter of 2008 as compared to the second quarter of 2007. This increase reflected higher costs associated with execution of foreign securities for our clients during second quarter 2008 as compared to second quarter 2007. Execution fees for foreign securities are higher than they are for domestic securities.

Cost of primary research revenue principally consists of panelist honorarium and recruitment costs. Technical experts (mostly in the medical field but including those in the CleanTech and technology fields) receive cash honoraria for participating in qualitative panels and quantitative surveys. We pay the honoraria to the panelists when the panel or survey has been completed and record this expense as incurred. We closed the acquisition of MedPanel on April 17, 2007 and began recognizing primary research revenue and related expenses since that date.

Professional services expense includes legal, audit, consulting fees, as well as expenses related to investment banking transactions. The increase of $1,771,000 or 252%, from the second quarter of 2007 to the second quarter of 2008 was primarily attributed to higher legal fees associated with defending the Company in the litigations in which it is involved and with various projects, as well as higher business development costs associated with investment banking transactions.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $236,000 or 52%, from the second quarter of 2007 to the second quarter of 2008 was in part due to inclusion of expenses from Panel Intelligence and a subsequent move to a new office location in August of 2007, as well as higher costs associated with a new lease for our New York office, which commenced in March 2008.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The increase of $127,000, or 14%, from the second quarter of 2007 to the second quarter of 2008 was primarily due to the new lease in New York and Boston as well as increased investment in data services for the Asset Management business.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The decrease of $19,000, or 10%, from the second quarter of 2007 to the second quarter of 2008 was due to a decrease in book value of computer equipment and furniture as they become fully depreciated.

As of April 30, 2008, the Company determined there was an impairment to the goodwill and intangible assets related to the acquisition of MedPanel, Inc. (currently its subsidiary Panel Intelligence, LLC). The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of April 30, 2008, the Company performed its annual impairment testing and recorded an impairment loss of $2,600,000 in its consolidated statement of operations for the three months and six months ended June 30, 2008 related to the goodwill and tradename. This is a non-cash expense item.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $327,000 or 48%, from the second quarter of 2007 to the second quarter of 2008 was due mostly to increased costs associated with non-deal related roadshows, client visits, and business development.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $153,000 or 14%, from the second quarter of 2007 to the second quarter of 2008 was partly due to increased marketing expenses somewhat offset by lower recruiting fees.

Income Tax Expense

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months and six months ended June 30, 2008, the Company recorded $0 and $1,839,000 of income tax benefit, respectively. The effective tax rate for the six months ended June 30, 2008 is (12.64)%, which is mainly attributable to the release of the FIN 48 liability due to the approval of an accounting method change for federal tax purposes.

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

The Company adopted Interpretation No. 48 on January 1, 2007. Upon the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. At the end of the fiscal year 2007, the Company recorded a liability for an uncertain tax position related to certain investments in the amount of $1,839,000. This entire amount has been derecognized as of June 30, 2008 due to an Internal Revenue service approved accounting method change.

The Company’s tax years 2005-2007 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2003-2007 will remain open for three to four years for examination by state tax authorities from the date the state corporation tax returns were filed. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the six months ended June 30, 2008 and 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of June 30, 2008, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases
2008	$1,377,663	$280,338
2009	2,624,011	407,369
2010	2,019,930	268,853
2011	1,923,516	146,647
2012	1,174,323	—
Thereafter	572,000	—
Total commitments	$9,691,443	$1,103,207

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

Valuation of Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” are reflected in the consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in “Principal transactions revenue” in the consolidated statements of operations. The use of fair value to measure financial instruments is fundamental to our financial statements and is one of our most critical accounting policies.

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that the Company owns (long positions) are marked to bid prices, and instruments that the Company has sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs. Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management’s estimates.

The Company has categorized its financial instruments measured at fair value into a three-level classification in accordance with SFAS 157. Level 1fair value measurements of financial instruments uses quoted prices in active markets for identical assets or liabilities. Fair value measurements of financial instrument with inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life are categorized as Level 2. Finally, fair value measurements of financial instruments that have no direct observable levels are generally categorized as Level 3. The lowest level input that is significant to the fair value measurement of a financial instrument is used to categorize the instrument and reflects the judgment of management.

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

Investment banking revenue includes underwriting and private placement agency fees earned through our participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which we act as an underwriter and includes management fees, selling concessions and underwriting fees. Management fees are recorded on the offering date, selling concessions on settlement date, and underwriting fees at the time the underwriting is completed and the related income is reasonably determinable. Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Merger and acquisition fees and other advisory services revenue are generally earned and recognized only upon successful completion of the engagement. Underwriting revenue is presented net of related expenses. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three months and six months ended June 30, 2008 and 2007 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the generation of operating profits and the issuance of equity and debt securities, although we have not accessed the capital markets since 2004. As of June 30, 2008, liquid assets consisted primarily of cash and cash equivalents of $10,420,000 and marketable securities, net of securities sold not yet purchased, of $15,791,000, for a total of $26,211,000.

Cash and cash equivalents decreased by $21,542,000 during the six months ended June 30, 2008 primarily due to the payment of higher employee bonuses in February 2008 for the Company’s 2007 performance. The Company’s performance in 2007 was better than in 2006 for which bonus was paid in the same period 2007. Cash used in operating activities for 2008 $21,542,000 which consisted of our net income adjusted for non-cash expenses including stock-based compensation, depreciation and amortization. In addition realized losses contributed to the loss related to securities owned and changes in operating asset and liability balances partially offset by unrealized gains on securities owned. Cash used in investing activities amounted to $192,428 during 2008 which consisted primarily of purchase of equipment and fixtures. Cash used in financing activities was $144,674. Our financing activities included debt service payments, partially offset by proceeds from the issuance of common stock in connection with our employee stock purchase plan and employee stock option exercises.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2008, Merriman Curhan Ford & Co. had regulatory net capital of $6,398,982 which exceeded the required amount by $5,398,982.

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

Restructuring and Severance Charges

In order to better align its cost structure with its current revenue expectations, market demand, and areas of focus, the Company implemented a restructuring plan in August 2008. When the effects are fully reflected in our results by the end of the third quarter 2008, the plan will reduce operating expenses by $7 million annually.  Among other measures, the plan involved the elimination of approximately 20% of the company’s workforce, bringing the headcount to about 150 employees company-wide. Severance and related costs are estimated to be about $300,000 which will largely be expensed in the third quarter. The Company will continue to focus on growing its recurring revenue business lines, as well as strengthen its core institutional brokerage and investment banking business units.

The Company is also implementing a plan to exit the high net worth retail business, which accounted for less than 1% of its revenues in 2007.

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

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. Our interest income and cash flows may be impacted by changes in the general level of U.S. interest rates. We do not hedge this exposure because we believe that we are not subject to any material market risk exposure due to the short-term nature of our investments. We would not expect an immediate 10% increase or decrease in current interest rates to have a material effect on the fair market value of our investment portfolio.

Our long-term debt obligations bear interest at a fixed rate. Accordingly, an immediate 10% increase or decrease in current interest rates would not have an impact on our interest expense or cash flows. The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. We would not expect an immediate 10% increase or decrease in current interest rates to have a material impact on the fair market value of our long term debt obligations.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2008.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

The Company is responding to a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California for documents relating to the activities of a former retail broker of the Company, David Scott Cacchione, and one of his customers, William Del Biaggio III.  Cacchione’s activities under investigation relate primarily to the apparent misuse of various client accounts as collateral for loans to Del Biaggio.  Cacchione purportedly signed “account control agreements” in which he purported to act on behalf of the Company to authorize the use of various client accounts as security for loans to the customer from various third party lenders.
Cacchione appears to have improperly provided client account statements to third-party lenders or to Del Biaggio for the purpose of representing to the lenders that the accounts belonged to Del Biaggio.  The retail client account statements were altered so that the accounts appear to belong to Del Biaggio when in fact some of the accounts belonged to other Merriman Curhan Ford & Co. retail clients.  Del Biaggio is no longer a customer of the Company.
Cacchione has been terminated.  The Company’s internal investigation thus far has found no evidence that any of Cacchione’s supervisors or any member of management was aware of these activities until they were uncovered.  The Company is fully cooperating with the Grand Jury inquiry and is in the process of producing the documents called for by the subpoena.
The Company is also subject to a formal investigation commenced by the Securities and Exchange Commission (“SEC”).  The SEC investigation appears to relate in part to the subject matter of the Grand Jury inquiry, i.e., Cacchione’s misuse of client accounts as collateral for loans to the customer.  It also appears to relate to other possible violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by Cacchione in the handling of his client accounts.  The SEC investigation further appears to relate to the Company’s trading activities in various stocks in possible violation of Rule 10b-5 as well as to a failure to adequately supervise its personnel with a view toward preventing violations of the federal securities laws.  The Company is cooperating fully with the SEC in its investigation.
The investigation relating to client accounts appears to involve only Cacchione’s retail accounts.  The Company’s high-net-worth client retail brokerage business accounted for less than 1% of the Company’s revenue in 2007.  The Company is phasing out this business and will concentrate on strengthening its core institutional brokerage and investment banking businesses.  The Company also is re-examining its compliance policies and procedures as well as the alignment of the supervisory and compliance related functions of various members of management.
Cacchione’s activities have given rise to a number of lawsuits against the Company.  They are as follows:

DGB Investments, Inc. v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. was served with a complaint filed by DGB Investments, Inc. which loaned money to William Del Biaggio III, the former client of the Company, against Del Biaggio, David Scott Cacchione, a former retail broker of Merriman Curhan Ford & Co., and the Company. Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The Company had suspended and, effective June 4, 2008, terminated Cacchione’s employment.   The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $3 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Heritage Bank of Commerce v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Heritage Bank of Commerce, which loaned money to Del Biaggio, against Del Biaggio and the Company.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $ 4 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Modern Bank, N.A. v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Modern Bank, N.A., which loaned money to Del Biaggio, against Del Biaggio, the Company, and Cacchione, the same former retail broker of the Company named in the lawsuits above.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $10 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Security Pacific Bank v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Security Pacific Bank, which loaned money to Del Biaggio, against Del Biaggio, the Company, and Cacchione named in the lawsuits above.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge a retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $5 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

AEG Facilities, Inc. v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by AEG Facilities, Inc. which loaned money to Del Biaggio, against Del Biaggio, the Company, and the same former retail broker of the Company named in the lawsuits above.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $7 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Valley Community Bank v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Valley Community Bank, which loaned money to Del Biaggio, against Del Biaggio, the Company, and the same former retail broker of the Company named in the lawsuits above.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed account control agreements purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks over $4 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

The Company anticipates at least one additional lawsuit will be filed against it by a lender to Del Biaggio, on similar facts to the lawsuits described above, with a claim believed to be approximately $10 million.

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, Merriman Curhan Ford & Co. was served with a complaint filed by United American Bank, which loaned money to Del Biaggio alleging that the Company entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender.  The account pledged was in the name of Del Biaggio.  Plaintiff has brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge.  Plaintiff alleges damages in the amount of $1.75 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

David Hengehold v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by David Hengehold.  Plaintiff alleges, among other things, fraud based on a former employee of the Company having induced plaintiff into making loans to an entity associated with Del Biaggio.  This plaintiff is a former client of the Company.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of over $500,000.  We believe that we have meritorious defenses and intend to contest this claim vigorously.
 Don Arata, et al. v. Merriman Curhan Ford & Co.
In July 2008, Merriman Curhan Ford & Co. and Merriman Curhan Ford Group, Inc. were served with a complaint filed by several plaintiffs who made loans to Del Biaggio and related entities.  Plaintiffs allege, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio and certain related entities including Sand Hill Capital Partners III.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of $3,025,000.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

The Private Bank of the Peninsula v. Merriman Curhan Ford & Co.

In July 2008, Merriman Curhan Ford & Co. was served with a complaint filed by The Private Bank of the Peninsula.  Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of $916,666.65.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Paul Davis, et al. v. Merriman Curhan Ford & Co.

                In August 2008, Merriman Curhan Ford & Co. was served with a complaint filed by several plaintiffs who made loans to Del Biaggio and related entities.  Plaintiffs allege, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio and entities associated with him.  This matter does not involve account control agreements. Plaintiffs in this lawsuit allege damages of $1.65 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously

Thomas O'Shea v. Merriman Curhan Ford & Co.

In June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Thomas O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter is in the discovery stage and an arbitration hearing is scheduled for October 2008. We believe that we have meritorious defenses and intend to contest these claims vigorously. However, in the event that we do not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

S3 Investment Company, Inc. v. Merriman Curhan Ford & Co. and Qualico Capital, Inc.

In September 2007, Merriman Curhan Ford & Co. was served with a complaint filed by a former client, S3 Investment Company, Inc. (“S3i”). The plaintiff alleged theories of breach of contract, fraud, negligent misrepresentation, intentional and negligent interference with prospective economic relations.  Subsequent to the end of our fiscal second quarter, this case was settled in July 2008.  Terms of the settlement agreement are confidential, but the settlement will not have a material effect on our financial position, financial results or cash flows.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2007 and the additional risk factor described below.

Merriman Curhan Ford & Co. is the defendant in numerous large pending lawsuits, and expect more lawsuits to be filed.

Several lawsuits have recently been filed against Merriman Curhan Ford & Co. in connection with the alleged actions of a former client of Merriman Curhan Ford & Co., William Del Biaggio III, and a former retail broker of Merriman Curhan Ford & Co., David Scott Cacchione, as more fully described under the heading “Legal Proceedings in Part II, Item 1”.  The total amount of damages sought under such lawsuits is over $40 million.  The Company anticipates at least one additional lawsuit will be filed against Merriman Curhan Ford & Co. by a lender to Del Biaggio, on similar facts to the lawsuits described above, with a claim believed to be approximately $10 million.  We can not assure you that we will prevail in any of these lawsuits.  We do, however, deny all allegations and will vigorously contest the lawsuits, which are in their early stages.  If Merriman Curhan Ford & Co. is found liable in all of these lawsuits and the plaintiffs were to be awarded all of the damages they seek, it is likely that we would not be able to continue in business.  If we were to lose a significant portion of these lawsuits, our business and financial condition are likely to be adversely affected.  Even if we ultimately prevail in all of these lawsuits, we may incur significant legal fees and diversion of management’s time and attention from our core businesses, and our business and financial condition may be adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of our stockholders was held on May 2, 2008. At the annual meeting, our stockholders voted on the matters shown in the table below. Each director was elected, and each proposal adopted, by the votes shown.

		Votes For	Votes Against	Votes Abstained	Broker Non-Votes
1.	Election of Directors:

	John M. Thompson	9,457,143	—	127,935	Not applicable

	D. Jonathan Merriman	9,456,152	—	128,926	Not applicable

	Patrick H. Arbor	9,448,128	—	136,950	Not applicable

	Steven W. Town	9,374,498	—	210,580	Not applicable

	Raymond J. Minehan	9,362,470	—	222,608	Not applicable

	Dennis G. Schmal	9,358,970	—	226,108	Not applicable

	Scott Potter	9,442,100	—	142,978	Not applicable

	William J. Febbo	9,441,132	—	143,946	Not applicable

2.	Approval of amendments to the Company's 2003 Stock Option and Incentive Plan to increase by 1,370,000 the number of shares of Common Stock available for issuance and to extend the term of the Stock Option and Incentive Plan until March 7, 2019.	4,961,508	409,717	9,192	4,204,661

3.	Approval of amendments to the 2006 Directors’ Stock Option and Incentive Plan by 130,000 the number of shares of Common Stock available for issuance and to extend the term of the Stock Option and Incentive Plan until May 5, 2019.	4,954,935	395,557	29,925	4,204,661

4.	Approval of the amendment to the Certificate of Incorporation to change the name of MCF Corporation to Merriman Curhan Ford Group, Inc.	9,421,221	121,227	42,589	41

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAN CURHAN FORD GROUP, INC.

August 11, 2008	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chief Executive Officer (Principal Executive Officer)

August 11, 2008	By:	/s/ PETER V. COLEMAN
Peter V. Coleman Chief Financial Officer (Principal Financial Officer)