Form 10-Q
period 2008-09-30
Merriman Curhan Ford Group, Inc.
filed 2008-11-10
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

The number of shares of Registrant’s common stock outstanding as of October 31, 2008 was 12,891,862.

Merriman Curhan Ford Group, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months and Nine Months Ended September 30, 2008 and 2007	3
Consolidated Statements of Financial Condition as of September 30, 2008 and December 31, 2007	4
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2008 and 2007	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	27
ITEM 4. Controls and Procedures	28

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	29
ITEM 1A. Risk Factors	31
ITEM 6. Exhibits	32
Signatures	33
Certifications

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Commissions	$7,992,614	$7,923,963	$24,353,696	$22,807,243
Principal transactions	(5,384,303)	2,478,297	(5,280,550)	10,804,073
Investment banking	1,600,260	5,616,491	9,423,666	15,480,518
Primary research	1,431,154	1,165,428	4,471,092	2,116,490
Advisory and other fees	341,810	476,015	581,410	1,147,363
Total revenue	5,981,535	17,660,194	33,549,314	52,355,687
Operating expenses:
Compensation and benefits	8,743,732	12,096,131	34,016,942	35,673,505
Brokerage and clearing fees	558,344	627,223	2,042,828	1,921,920
Cost of primary research services	548,943	555,185	1,743,236	950,403
Professional services	3,987,874	518,045	7,290,374	1,603,163
Occupancy and equipment	650,678	499,459	1,877,288	1,395,048
Communications and technology	702,654	921,853	2,653,501	2,618,799
Depreciation and amortization	308,220	193,284	614,390	556,332
Amortization of intangible assets	116,536	264,771	349,607	485,414
Travel and entertainment	674,161	635,353	2,645,964	1,789,971
Other	1,388,335	1,277,519	3,505,583	2,993,878
Impairment of goodwill and intangible assets	─	─	2,601,516	─
Total operating expenses	17,679,477	17,588,823	59,341,229	49,988,433
Operating (loss) income	(11,697,942)	71,371	(25,791,915)	2,367,254
Interest income	195,283	132,965	325,703	362,919
Interest expense	(22,665)	(15,876)	(61,673)	(97,087)
(Loss)/income before taxes	(11,525,324)	188,460	(25,527,885)	2,633,089
Income tax (expense) benefit	(198,014)	─	1,640,730	(55,000)
Net (loss) income	$(11,723,338)	$188,460	$(23,887,155)	$2,578,089

Basic net (loss) income per share:
Net (loss) income	$(0.93)	$0.02	$(1.91)	$0.23

Diluted net (loss) income per share:
Net (loss) income	$(0.93)	$0.01	$(1.91)	$0.21

Weighted average common shares outstanding:
Basic	12,672,598	11,999,656	12,498,687	11,337,346
Diluted	12,672,598	13,139,384	12,498,687	12,499,544

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$7,914,755	$31,962,201
Securities owned:
Marketable, at fair value	7,725,069	14,115,022
Not readily marketable, at estimated fair value	1,156,724	2,250,668
Other	1,336,628	2,254,120
Restricted cash	1,131,032	689,157
Due from clearing broker	1,256,548	1,251,446
Accounts receivable, net	1,855,856	4,008,729
Prepaid expenses and other assets	1,500,150	1,716,814
Equipment and fixtures, net	1,639,475	1,245,692
Intangible assets	1,207,427	1,949,815
Goodwill	1,129,281	3,129,667
Total assets	$27,852,945	$64,573,331
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$746,619	$957,969
Commissions and bonus payable	6,141,989	17,517,032
Accrued expenses	6,086,363	6,351,598
Due to clearing and other brokers	13,233	6,865
Securities sold, not yet purchased	1,204	3,804,558
Capital lease obligation	1,218,036	890,272
Convertible notes payable, net	─	197,416
Notes payable	─	41,573
Total liabilities	14,207,444	29,767,283
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively; aggregate liquidation preference of $0
	─	─
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of September 30, 2008 and December 31, 2007; aggregate liquidation preference of $0
	─	─
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of September 30, 2008 and December 31, 2007; aggregate liquidation preference of $0
	─	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,794,563 and 12,310,886 shares issued and 12,768,125 and 12,284,448 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	1,281	1,232
Additional paid-in capital	126,736,842	124,010,283
Treasury stock	(125,613)	(125,613)
Accumulated deficit	(112,967,009)	(89,079,854)
Total stockholders' equity	13,645,501	34,806,048
Total liabilities and stockholders' equity	$27,852,945	$64,573,331

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(23,887,155)	$2,578,089
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	614,390	556,332
Amortization of intangible assets	349,607	485,414
Stock-based compensation	1,897,033	2,146,436
Amortization of discounts on convertible notes payable	2,584	7,749
Impairment of goodwill	2,208,735	─
Impairment of intangible assets	392,781	─
Common stock received for services	(1,713,361)	─
Unrealized loss (gain) on securities owned	8,105,058	(4,807,990)
Provision for bad debt	156,300	368,272
Other	─	72,229
Changes in operating assets and liabilities:
Securities owned	(1,793662)	(3,970,569)
Restricted cash	(441,875)	(58,584)
Due from clearing broker	(5,102)	(582,609)
Accounts receivable	1,981,574	938,143
Prepaid expenses and other assets	216,664	99,178
Accounts payable	(211,350)	172,239
Commissions and bonus payable	(11,375,042)	1,053
Accrued expenses	(265,235)	1,022,867
Due to clearing and other brokers	6,368	5,619
Net cash used in operating activities	(23,761,688)	(966,132)
Cash flows from investing activities:
Purchase of equipment and fixtures	(202,398)	(291,687)
Investment in MedPanel	─	(24,585)
Investment in Catalyst	─	163,219
Net cash used in investing activities	(202,398)	(153,053)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	436,225	172,996
Proceeds from the issuance of common stock	─	185,041
Debt service principal payments	(519,585)	(514,725)
Net cash used in financing activities	(83,360)	(156,688)
Decrease in cash and cash equivalents	(24,047,446)	(1,275,873)
Cash and cash equivalents at beginning of period	31,962,201	13,746,590
Cash and cash equivalents at end of period	$7,914,755	$12,470,717

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$59,089	$72,023
Income taxes	$574,497	$38,400
Supplementary non-cash information:
Conversion of note payable into common stock	$200,000	─
Property acquired through capitalized leases	$805,776	─

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 2. Fair Value of Assets and Liabilities (continued)

	Assets at Fair Value at September 30, 2008
	Level 1	Level 2	Level 3	Total
Corporate equities	$5,251,397	$25,000	$422,838	$5,699,235
Stock warrants	—	—	3,052,184	3,052,184
Underwriters’ purchase option	—	—	130,266	130,266
Preferred stock	108	—	—	108
	$5,251,505	$25,000	$3,605,288	$8,881,793

	Assets at Fair Value at December 31, 2007
	Level 1	Level 2	Level 3	Total
Corporate equities	$13,696,019	$—	$489,453	$14,185,472
Stock warrants	—	—	1,756,580	1,756,580
Underwriters’ purchase option	—	—	194,957	194,957
Convertible notes	228,456	—	—	228,456
Preferred stock	225	—	—	225
	$13,924,700	$—	$2,440,990	$16,365,690

Liabilities measured at fair value on a recurring basis consisted of Securities sold, not yet purchased which are categorized as Level 1. The fair value of Securities sold, not yet purchased as of September 30, 2008 and December 31, 2007 was approximately $1,200 and $3,805,000, respectively.

The following summarizes the change in carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2008:

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Balance at December 31, 2007	$489,453	$1,756,580	$194,957	$2,440,990
Purchases, issuances and settlements	607,221	1,222,748	—	1,829,969
Net transfers in / (out)	(574,457)	—	—	(574,456)
Gains / (losses)
Realized	—	—	—	—
Unrealized	(99,379)	72,856	(64,691)	(91,214)
Balance at September 30, 2008	$422,838	$3,052,184	$130,266	$3,605,288

Gains/(losses) (both realized and unrealized) for Level 3 financial instruments are a component of Principal transactions revenue in the consolidated statements of operations.

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

When available, the Company uses recent, comparable transactions to estimate the fair value of the respective reporting unit. The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of April 30, 2008, the Company performed its annual impairment testing and recorded an impairment loss of $2,602,000 related to goodwill and tradename in its consolidated statement of operations for the three months ended June 30, 2008. For the three months ended September 30, 2008, no additional impairment was recorded.

4. Share-Based Compensation Expense

Stock Options

As of September 30, 2008, there were 6,961,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of September 30, 2008, 1,313,276 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months and nine months ended September 30, 2008 was $421,000 and $1,204,000, respectively. Compensation expense for stock options during the three months and nine months ended September 30, 2007 was $368,000 and $1,017,000, respectively.

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2007	4,066,259	$6.00
Granted	707,280	3.46
Exercised	(64,628)	(2.36)
Canceled	(432,182)	(6.25)
Balance as of September 30, 2008	4,276,729	$5.61
Exercisable as of September 30, 2008	3,078,766	$6.16

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 4. Share Based Compensation Expense (continued)

The following table summarizes information with respect to stock options outstanding at September 30, 2008:

	Options Outstanding					Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value		Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 - $ 3.50	2,071,878	4.81	$2.93	$	─	1,902,633	$3.02	$	─
$ 3.51 - $ 7.00	1,513,387	7.94	$4.41		─	524,033	4.37		─
$ 7.01 - $14.00	395,796	5.55	$9.28		─	356,432	9.39		─
$14.01 - $28.00	256,381	2.10	$22.04		─	256,381	22.04		─
$28.01 - $49.00	39,287	1.40	$49.00		─	39,287	49.00		─
	4,276,729	5.79	$5.61	$	─	3,078,766	$6.16	$	─

As of September 30, 2008, total unrecognized compensation expense related to unvested stock options was $3,193,000. This amount is expected to be recognized as expense over a weighted-average period of 1.42 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months and nine months ended September 30, 2008 was $160,000 and $693,000, respectively. Compensation expense for non-vested stock during the three months and nine months ended September 30, 2007 was $298,000 and $986,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the nine months ended September 30, 2007:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at September 30, 2008
Balance as of December 31, 2007	180,620	$7.51
Granted	62,392	2.84
Vested	(124,106)	(5.53)
Canceled	(10,716)	(7.66)
Balance as of September 30, 2008	108,190	$7.07	$101,699

As of September 30, 2008, total unrecognized compensation expense related to non-vested stock was $398,000. This expense is expected to be recognized over a weighted-average period of 0.75 years.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Share-Based Compensation Expense (continued)

2002 Employee Stock Purchase Plan

The Company issued all shares previously available under the Employee Stock Purchase Plan, or ESPP, to its employees through August 15, 2007. As of September 30, 2008, there are no shares available under the ESPP plan and the Company has no plan to request additional shares from the stockholders for this program. Compensation expense for ESPP during each of the three months and nine months ended September 30, 2008 was $0. Compensation expense for the ESPP during the three months and nine months ended September 30, 2007 were $28,000 and $143,000, respectively.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2008 was $0.64 and $2.19, respectively. The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2007 was $2.84 and $2.67, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the nine months ended September 30, 2008 and 2007:

	Nine months Ended September 30,
	2008	2007
Expected volatility	69.54%	63.81%
Expected life (years)	6.30	4.20
Risk-free interest rate	3.11%	4.66%
Expected dividend yield	0%	0%

The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and nine months ended September 30, 2008 was $1.27 and $2.84 per share, respectively. The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and nine months ended September 30, 2007 was $4.32 and $4.66 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

5. Income Taxes

Income tax expense is a result of applying the estimated annual effective tax rate to cumulative income before taxes adjusted for certain discrete items which are fully recognized in the period they occur. For the three months and nine months ended September 30, 2008, the Company recorded an income tax expense of $198,000 and ($1,641,000), respectively. The Company’s tax rate is affected by recurring items, which it expects to be fairly consistent in the near term, and by discrete items that are not consistent from year to year. The effective tax rate for the nine months ended September 30, 2008 is 7.03%, which is mainly attributable to the release of the FIN 48 liability due to the approval of an accounting method change for federal tax purposes.

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

The Company adopted Interpretation No. 48 on January 1, 2007. Upon the adoption of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. At the end of the fiscal year 2007, the Company recorded a liability for an uncertain tax position related to certain investments in the amount of $1,839,000. This entire amount has been derecognized as of September 30, 2008 due to an Internal Revenue service approved accounting method change.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
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

6. (Loss)/Earnings per Share

The following is a reconciliation of the basic and diluted net (loss) income available to common stockholders and the number of shares used in the basic and diluted net (loss) income per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income available to stockholders - basic	$(11,723,338)	$188,460	$(23,887,155)	$2,578,089
Interest on dilutive securities	0	4,084	4,584	12,252
Net (loss) income available to stockholders - diluted	$(11,723,338)	$192,544	$(23,882,571)	$2,590,341
Weighted-average number of common shares - basic	12,672,598	11,999,656	12,498,687	11,337,346
Weighted-average number of common shares-diluted	12,672,598	13,139,384	12,498,687	12,499,544
Basic net income (loss) per common share:	$(0.93)	$0.02	$(1.91)	$0.23
Diluted net loss per common share:	$(0.93)	$0.01	$(1.91)	$0.21

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months and nine months ended September 30, 2008 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. (Loss)/Earnings per Share (continued)

Shares used in the diluted net income per share computation include the dilutive impact of the Company's stock options and warrants. The impact of the Company's stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company's common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company's common stock are assumed to be used to repurchase shares of the Company's common stock. Because the Company reported a net loss during the three months and nine months ended September 30, 2008, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net (loss) income per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	4,566,130	2,093,089	3,746,387	1,756,224

Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	86,155	─	264,782	─

Weighted average shares issuable for the period prior to the conversion of the convertible notes payable	─	─	62,556	─

Total common stock equivalents excluded from diluted net (loss) income per share	4,652,285	2,093,089	4,073,725	1,756,224

7. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2008, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $2,053,145, which exceeded the amount required by $1,053,145. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Business Segments

The Company’s business results are categorized into the following three segments: investment bank / broker-dealer, primary research, and asset management. The investment bank / broker-dealer segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. Our primary research segment offers custom, independent primary research services to CleanTech, Consumer/Internet/Media and Health Care companies, as well as financial services firms that invest in these companies. Our asset management segment manages investment products for investors.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2. Revenue generating activities between segments are eliminated from the segments results for reporting purposes. These activities include fees paid by the Asset Management segment to the Primary Research segment for the management of its investment portfolio.
The Company’s segment information for the three months and nine months ended September 30, 2008 and 2007 is prepared using the following methodology:

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue, income and assets:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2008	2007	2008	2007
Broker-Dealer	Revenue	$4,585,876	$16,253,565	$29,499,752	$49,197,978
	Operating expenses	8,992,724	12,986,080	36,067,439	39,044,315
	Operating (loss) income	$(4,406,848)	$3,267,485	$(6,567,687)	$10,153,663
	Segment assets	$20,673,366	$32,976,207	$20,673,366	$32,976,207

Primary Research	Revenue	1,431,308	1,194,627	$4,471,246	$2,167,930
	Operating expenses	1,893,793	1,955,379	8,391,666	3,401,355
	Operating (loss) income (1)	$(462,485)	$(760,752)	$(3,920,420)	$(1,233,425)
	Segment assets	$3,998,874	$7,092,957	$3,998,874	$7,092,957

Asset Management	Revenue	(35,648)	212,001	$(421,684)	$989,779
	Operating expenses	414,491	387,954	1,432,053	836,644
	Operating (loss) income	$(450,139)	$(175,953)	$(1,853,737)	$153,135
	Segment assets	$2,096,520	$3,186,896	$2,096,520	$3,186,896

Corporate Support	Operating loss	(6,378,469)	(2,259,410)	(13,450,071)	(6,706,119)
	Assets	1,084,185	918,363	1,084,185	918,363

Consolidated Entity	Revenue	5,981,535	17,660,194	33,549,314	52,355,687
	Operating expenses	17,679,477	17,588,823	59,341,229	49,988,433
	Operating (loss) income	$(11,697,942)	$71,371	$(25,791,915)	$2,367,254
	Total assets	$27,852,945	$44,174,423	$27,852,945	$44,174,423

(1)
Note: The operating loss for the nine months ended September 30, 2008 includes $2.6 million of non-cash based impairment of goodwill and an intangible asset associated with the acquisition which is a non-cash expense. The impairment was assessed as of April 30, 2008.

9. Contingencies

Several lawsuits have recently been filed against our subsidiary, Merriman Curhan Ford & Co. (including one which also names the parent company as the defendant) in connection with the alleged actions of a former client of the Company (the "Customer"), and a former retail broker of Merriman Curhan Ford & Co.  The total amount of damages sought under such lawsuits is over $43 million. The Company anticipates at least two additional lawsuits will be filed against Merriman Curhan Ford & Co. by a lender to the Customer on similar facts to the lawsuits described below, with claims believed to be approximately $12 million.  The Company denies any involvement and will vigorously contest the lawsuits, which are in their early stages.  Due to the early stages of these legal matters, we cannot estimate the amount of damages if they are resolved unfavorably and accordingly, we have not provided an accrual for these lawsuits. If Merriman Curhan Ford & Co. were to be found liable in all of these lawsuits and the plaintiffs were to be awarded the damages they seek, it may have a severe impact on the Company's financial condition. Even if the Company ultimately prevails in all of these lawsuits, it may incur significant legal fees which may have a severe impact on the Company's financial condition.

Unrelated to the actions of the former client, the Company is in arbitration with regards to an action brought by a former at-will employee of the Company who worked in the investment banking department. No decision has yet been rendered. The former employee resigned from Merriman Curhan Ford & Co. in July 2005. The former employee alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. In the event the former employee prevails, the Company will be liable, but the amount of the liability is not estimable at present.

10. Reduction in Force

During the third quarter 2008, the Company took substantial measures to align its cost structure with its revenue expectations, market demand, and areas of focus. These measures focused on headcount reductions, salary reductions, better alignment of certain businesses and general spending controls. The measures involved the elimination of approximately 20% of the company’s workforce, bringing headcount to about 150 employees company-wide and 92 in the broker-dealer. Severance and related costs were $216,000 which was expensed in the third quarter as Compensation and Benefits. Merriman Curhan Ford & Co., the broker-dealer, incurred $156,000 of the costs while Panel Intelligence incurred $42,000 and MCF Asset Management incurred $18,000.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Subsequent Events

Restructuring and Severance Charges

As the market continued to be adverse for the financial services industry, the Company took additional actions. In October, the Company continued its efforts to focus the business and manage non-core expenses. The Company executed another reduction in force in face of persistent and worsening market conditions. Among other measures, the plan involved the elimination of another 10% of the Company’s workforce, bringing the headcount to about 130 employees company-wide. Severance and related costs are estimated to be under $200,000 which will largely be expensed in the fourth quarter. The Company will continue to focus on growing its recurring revenue business lines, as well as strengthen its core institutional brokerage and investment banking businesses.

Employee Stock Option Give-Back

On October 27, 2008, the Company established a program whereby its employees could give back employee stock options that had been granted in prior periods. There was no quid pro quo for any stock options given back. In addition, the employees were notified that those giving stock options back could not be granted new stock options for a period of at least six months.

It is expected that the number of stock options given back will be significant. This will enable the Company to grant new stock options under the existing limits of the current stock option plans. These limits are established and modified by the Company’s stockholders.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under“Risk Factors” on Page 31 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

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

Panel Intelligence, LLC provides custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence is positioned to provide greater access, compliance, insights and productivity to clients in the Company’s three growth industry sectors: CleanTech, Consumer/Internet/Media, and Health Care.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. As of September 30, 2008, assets under management across our fund products were approximately $33 million.

Executive Summary

Revenue declined by 66% in the latest quarter relative to the third quarter 2007 during the most tumultuous capital market environment in current history. Our commission revenue grew 1% year-over-year, supported by continued growth with our Institutional Cash Distributors money fund business as well as high market volatility which drove solid customer trading activity. Investment banking revenue declined 64% sequentially from the second quarter and declined 72% year-over year as very few companies have come to market during the first nine months of 2008, particularly in the third quarter. Principal Transactions swung to a loss of $5,384,000 after posting gains during the second quarter 2008 and third quarter 2007.

Business Environment

Stocks declined sharply to date during 2008, reflecting a U.S. recession marked by two consecutive quarters of shrinking GDP and multiple bank failures. The aggressive interventions by the Federal Reserve Board, including engineering the rescue of AIG, multiple reductions of key target short-term interest rates as well as the government’s willingness to intervene did not help stabilize stock or bond prices toward the end of the third quarter, which saw unprecedented volatility. The overall credit market, which had staged a slight recovery in April and May, nearly collapsed as prices of mortgage securities and corporate bonds fell. Market sentiment took a big hit as the Dow dropped 17% year-to-date at the close of the quarter. Eight days later, it proceeded to drop by 29% year-to-date. The high degree of volatility has led many funds to freeze activity to cope with massive redemptions which has a direct impact on our corporate financing activity levels. Overall, the environment for small and micro cap stocks to date in 2008 was perceived by many market participants as the most difficult they had ever experienced.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in three growth industry sectors: CleanTech, Consumer/Internet/Media and Health Care. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Results of Operations

The following table sets forth the results of operations for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Commissions	$7,992,614	$7,923,963	$24,353,696	$22,807,243
Principal transactions	(5,384,303)	2,478,297	(5,280,550)	10,804,073
Investment banking	1,600,260	5,616,491	9,423,666	15,480,518
Primary research	1,431,154	1,165,428	4,471,092	2,116,490
Advisory and other fees	341,810	476,015	581,410	1,147,363
Total revenue	5,981,535	17,660,194	33,549,314	52,355,687
Operating expenses:
Compensation and benefits	8,743,732	12,096,131	34,016,942	35,673,505
Brokerage and clearing fees	558,344	627,223	2,042,828	1,921,920
Cost of primary research services	548,943	555,185	1,743,236	950,403
Professional services	3,987,874	518,045	7,290,374	1,603,163
Occupancy and equipment	650,678	499,459	1,877,288	1,395,048
Communications and technology	702,654	921,853	2,653,501	2,618,799
Depreciation and amortization	308,220	193,284	614,390	556,332
Amortization of intangible assets	116,536	264,771	349,607	485,414
Travel and entertainment	674,161	635,353	2,645,964	1,789,971
Other	1,388,335	1,277,519	3,505,583	2,993,878
Impairment of goodwill	—	—	2,601,516	—
Total operating expenses	17,679,477	17,588,823	59,341,229	49,988,433
Operating (loss) income	(11,697,942)	71,371	(25,791,915)	2,367,254
Interest income	195,283	132,965	325,703	362,919
Interest expense	(22,665)	(15,876)	(61,673)	(97,087)
(Loss) income before taxes	(11,525,324)	188,460	(25,527,885)	2,633,089
Income tax expense	(198,014)	—	1,640,730	(55,000)
Net (loss) income	$(11,723,338)	$188,460	$(23,887,155)	$2,578,089

Our net (loss) income for the three months and nine months ended September 30, 2008 and 2007 included the following non-cash expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Stock-based compensation	$580,428	694,574	$1,897,033	$2,146,436
Depreciation and amortization	308,220	193,284	614,390	556,332
Amortization of intangible assets	116,536	264,771	349,607	485,414
Provision for uncollectible accounts receivable (1)	(124,243)	140,105	156,300	368,272
Impairment of goodwill and intangible assets	—	—	2,208,735	—
Amortization of discounts on debt	—	2,583	2,584	7,749
Total	$880,941	1,295,317	$5,028,649	$3,564,203

Note (1): The provision for uncollectible accounts receivable was negative due to collection of an item previously reserved and written off.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and nine months ended September 30, 2008 and 2007:
	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Capital raising	$1,379,382	$3,881,491	$8,862,067	$13,028,018
Financial advisory and other	220,878	1,735,000	561,599	2,452,500
Total investment banking revenue	$1,600,260	$5,616,491	$9,423,666	$15,480,518

Transaction Volumes:
Public offerings:
Capital underwritten participations	$0	$8,505,000	$8,153,000	$113,744,000
Number of transactions	0	1	2	7
Private placements:
Capital raised	$19,100,000	$101,210,000	$94,800,000	$187,795,000
Number of transactions	1	8	11	15

Our investment banking revenue was $1.6 million or 27% of our revenue during third quarter 2008, representing a 62% decrease from the similar quarter in 2007. Third quarter of 2008 represented a different operating environment where the ability to execute virtually any type of transactions was more challenging than what we have experienced in the second quarter of 2008 as well as all of 2007. During the quarter we completed only one private transaction versus a total of 8 deals, including 2 public transaction in the second quarter and 9 deals in the same period in 2007.

During the nine months ended September 30, 2008, we had one investment banking client that accounted for 20% of our revenue, while no single investment banking client accounted for more than 10% of our revenue during the same period in 2007.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenue:
Commissions	$7,992,614	$7,923,963	$24,353,696	$22,807,243
Principal transactions:
Customer principal transactions, proprietary trading and market making	$(2,217,319)	$1,888,770	$(5,889,424)	$9,243,523
Investment portfolio	(3,166,984)	589,527	608,874	1,560,550
Total principal transactions revenue	$(5,384,303)	$2,478,297	$(5,280,550)	$10,804,073
Transaction Volumes:
Number of shares traded	321,882,832	315,936,384	1,094,758,300	793,084,262
Number of active clients	291	374	475	537

Commissions amounted to $7,993,000, representing a 1% increase from the similar period in 2007. Lower brokerage commissions were offset by higher revenue for brokering institutional money funds by our Institutional Cash Distributors division.

Principal transactions produced a substantial loss of $5,384,000 during the third quarter 2008 versus our record gains experienced in 2007. The 2008 loss was largely driven by a decline in the fair value of the Proprietary and Investment accounts. As of September 30, 2008, we made markets in 1,406 stocks, which increased from 1,100 stocks as of September 30, 2007. We view “intelligent market making” in small cap stocks as a key element to differentiating ourselves from our competition. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During 2008 and 2007, no single brokerage customer accounted for more than 10% of our revenue from continuing operations.

Primary Research Revenue

Panel Intelligence provides primary market research to corporate and financial clients in the Health Care and CleanTech growth industry sectors. The predecessor business which was called MedPanel was acquired April 17, 2007. For the quarter ended September 30, 2008, Panel revenues were up 24% to $1,431,000 versus the same period in 2007. The growth has been primarily driven by increased business in the Health Care industry. However, we have not seen the acceleration in the financial services industry that was originally estimated when we acquired the business. We believe this is more related to the current challenging market environment and not a reduction in opportunity.

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

The following table sets forth the major components of our compensation and benefits for the three months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Incentive compensation and discretionary bonuses	$3,446,193	$6,566,759	$15,801,261	$19,950,445
Salaries and wages	3,967,160	3,928,087	12,519,535	10,527,878
Stock-based compensation	580,428	694,574	1,897,033	2,146,436
Payroll taxes, benefits and other	749,951	906,711	3,799,113	3,048,746
Total compensation and benefits	$8,743,732	$12,096,131	$34,016,942	$35,673,505
Total compensation and benefits as a percentage of revenue	146%	68%	101%	68%
Cash compensation and benefits as a percentage of revenue	136%	65%	96%	64%

The decrease in compensation and benefits expense of $3,352,000 or 27%, from the third quarter 2007 to the third quarter 2008 represents lower incentive compensation, which is directly correlated to revenue production and reduced headcount. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Cash compensation and benefits expense as a percentage of revenue increased to 146% during the three months ended September 30, 2008 as compared to 68% during the similar period in 2007. The increase was largely attributed to lower than anticipated revenues during the three months ended September 30, 2008 versus same period in 2007. As revenues decrease, the fixed portion of the compensation base becomes a larger impact on the percentage of total revenues.

No single sales professional accounted for more than 10% of our revenue during the three months ended September 30, 2008. For the three months ended September 30, 2007, one sales professional accounted for over 10% of our revenues.

Stock-based compensation expense decreased by $114,146 during the third quarter 2008, as compared to the similar quarter in 2007. The decline in stock-based compensation expense was due in part to fewer non-vested restricted shares outstanding in 2008.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $69,000 during the third quarter of 2008 as compared to the third quarter of 2007. The decrease was primarily due to a shift in the mix of types of trades and reduction of some costs, such as traders’ subscriptions to information services.

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

Professional services expense includes legal, audit, consulting fees, as well as expenses related to investment banking transactions. The increase of $3,469,829 from the third quarter of 2007 to the third quarter of 2008 was primarily attributed to higher legal fees associated with defending the Company in the litigations in which it is involved and with various projects, as well as higher business development costs associated with investment banking transactions. We believe that the third quarter 2008 represents the peak in legal spending and we anticipate declines in the fourth quarter of 2008.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $151,000 or 30%, from the tjord quarter of 2007 to the third quarter of 2008 was in part due to inclusion of expenses from Panel Intelligence and a subsequent move to a new office location in August of 2007, as well as higher costs associated with a new lease for our New York office, which commenced in March 2008.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hire additional employees. The decrease of $219,000, or 24%, from the third quarter of 2007 to the third quarter of 2008 was primarily due to a decline in the number of employees and the reduced associated costs, such as subscriptions to information services.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The increase of $115,000, or 59%, from the third quarter of 2007 to the third quarter of 2008 was due to additional equipment purchased and leasehold improvements made in connection with the Company’s new facilities in New York City.

As of April 30, 2008, the Company determined there was an impairment to the goodwill and intangible assets related to the acquisition of MedPanel, Inc. (currently its subsidiary Panel Intelligence, LLC). The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, the Company uses discounted cash flow scenarios to estimate the fair value of the reporting units. As of April 30, 2008, the Company performed its annual impairment testing and recorded an impairment loss of $2,600,000 in its consolidated statement of operations for the three months ended June 30, 2008 related to the goodwill and tradename. No additional impairment was recorded in the three months ended September 30, 2008. The impairment is a non-cash expense item.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $39,000 or 6%, from the third quarter of 2007 to the third quarter of 2008 was due mostly to increased costs associated with non-deal related roadshows, client visits, and business development.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The increase of approximately $111,000 or 9%, from the third quarter of 2007 to the third quarter of 2008 was partly due to increased marketing expenses somewhat offset by lower recruiting fees.

Income Tax Expense

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months and nine months ended September 30, 2008, the Company recorded $198,000 and $(1,641,000) of income tax expense, respectively. The effective tax rate for the nine months ended September 30, 2008 is 7.03%, which is mainly attributable to the release of the FIN 48 liability due to the approval of an accounting method change for federal tax purposes.

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

In October, the United States Internal Revenue Service informed us that it will audit our 2006 corporate tax return. The IRS audit may result in additional tax payments by us together with interest and penalties, the amount of which may be material, but will not be known until the IRS audit is finalized. Any such payments could have a material adverse effect on our financial condition and results of operations

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the nine months ended September 30, 2008 and 2007. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of September 30, 2008, consisting of payments related to capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases
2008	$780,215	$201,648
2009	2,624,011	634,968
2010	2,019,930	319,733
2011	1,923,516	146,647
2012	1,174,323	—
Thereafter	704,000	—
Total commitments	$9,225,994	$1,302,995

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three months and nine months ended September 30, 2008 and 2007 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of September 30, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity and regulatory capital needs through the generation of operating profits and the issuance of equity and debt securities, although we have not accessed the capital markets since 2004. As of September 30, 2008, liquid assets consisted primarily of cash and cash equivalents of $7,914,755 and marketable securities, net of securities sold not yet purchased, of $7,723,865, for a total of $15,638,620.

Cash and cash equivalents decreased by $24,047,446 during the nine months ended September 30, 2008 primarily due to the payment of higher employee bonuses in February 2008 for the Company’s 2007 performance and growing operating losses in 2008. The Company’s performance in 2007 was better than in 2006 for which bonus was paid in the same period 2007. Cash used in operating activities for the nine months ending September 30, 2008 were $23,761,688 which consisted of our net income adjusted for non-cash expenses including stock-based compensation, depreciation and amortization. In addition realized losses were more than offset by unrealized gains in the firm’s various investment accounts. Cash used in investing activities amounted to $202,398 for the nine months ending September 30, 2008 which consisted primarily of purchase of equipment and fixtures. Cash used in financing activities was $83,360. Our financing activities included capital lease activity.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2008, Merriman Curhan Ford & Co. had regulatory net capital of $2,053,145 which exceeded the required amount by $1,053,145.

Depending on the progress and outcome of the lawsuits filed against us, as well as our actual vs. forecasted operating results, we forecast our existing cash balances and investments to be sufficient to meet our liquidity and capital spending requirements for the next twelve months. However, we may require additional capital investment to fund our working capital if we incur future operating losses. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

Restructuring and Severance Charges

During the third quarter 2008, the company took substantial measures to begin aligning its cost structure with its current revenue expectations, market demand, and areas of focus. These measures focused on headcount reductions, salary reductions, better alignment of certain businesses and general spending controls. The measures involved the elimination of approximately 20% of the company’s workforce, bringing the headcount to about 150 employees company-wide and 92 in the broker-dealer. Severance and related costs were $216,000 which was expensed in the third quarter under Compensation and Benefits. We originally estimated that these measures would reduce operating expenses by about $7 million annually. By the end of the third quarter, we believe we have achieved at least $6 million of those savings and are on track for an additional $1 million savings by year-end.

In October, the firm continued its efforts to focus the business and manage non-core expenses. The firm executed another reduction in force in face of persistent and worsening market conditions. When the effects of the second reduction in force are fully reflected in our results by the end of the fourth quarter 2008, the action will reduce annual operating expenses by approximately an additional $3 million.  This should bring the savings from cost reductions during 2008 to almost $10 million in total annual savings. Among other measures, the reduction in force involved the elimination of an additional 10% of the Company’s workforce, bringing the headcount to about 130 employees company-wide. Severance and related costs are estimated to be under $200,000 which will largely be expensed in the fourth quarter. The Company will continue to focus on growing its recurring revenue business lines, as well as strengthen its core institutional brokerage and investment banking business units.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2008.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

The Company has responded to a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California for documents relating to the activities of a former retail broker of the Company, David Scott Cacchione, and one of his customers, William Del Biaggio III.  Cacchione’s activities under investigation relate primarily to the apparent misuse of various client accounts as collateral for loans to Del Biaggio.  Cacchione purportedly signed “account control agreements” in which he purported to act on behalf of the Company to authorize the use of various client accounts as security for loans to the customer from various third party lenders.

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

Cacchione has been terminated.  The Company’s internal investigation thus far has found no evidence that any of Cacchione’s supervisors or any member of management was aware of these activities until they were uncovered.  The Company is fully cooperating with the Grand Jury inquiry and produced the documents called for by the subpoena.

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

Paul Davis, et al. v. Merriman Curhan Ford & Co.

                In August 2008, Merriman Curhan Ford & Co. was served with a complaint filed by several plaintiffs who made loans to Del Biaggio and related entities.  Plaintiffs allege, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio and entities associated with him.  This matter does not involve account control agreements. Plaintiffs in this lawsuit allege damages of $1.65 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously

Gary t. Cook et. al. v. Merriman Curhan Ford & Co.

In September 2008, Merriman Curhan Ford & Co. was served with a complaint filed by several plaintiffs who made loans to Del Biaggio and related entities.  Plaintiffs allege, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio and entities associated with him.  This matter does not involve account control agreements. Plaintiffs in this lawsuit allege damages of $2.59 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Thomas O'Shea v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Thomas O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter proceeded to an arbitration hearing in October 2008 but we do not yet have a decision. We believe that we have meritorious defenses and contested these claims vigorously. However, in the event that we do not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

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

Several lawsuits have recently been filed against Merriman Curhan Ford & Co. in connection with the alleged actions of a former client of Merriman Curhan Ford & Co., William Del Biaggio III, and a former retail broker of Merriman Curhan Ford & Co., David Scott Cacchione, as more fully described under the heading “Legal Proceedings in Part II, Item 1”.  The total amount of damages sought under such lawsuits is over $43 million.  The Company anticipates at least two additional lawsuits will be filed against Merriman Curhan Ford & Co. by a lender to Del Biaggio, on similar facts to the lawsuits described above, with claims believed to be approximately $12 million.  We can not assure you that we will prevail in any of these lawsuits.  We do, however, deny all allegations and will vigorously contest the lawsuits, which are in their early stages.  If Merriman Curhan Ford & Co. is found liable in all of these lawsuits and the plaintiffs were to be awarded all of the damages they seek, it is likely that we would not be able to continue in business.  If we were to lose a significant portion of these lawsuits, our business and financial condition are likely to be adversely affected.  Even if we ultimately prevail in all of these lawsuits, we may incur significant legal fees and diversion of management’s time and attention from our core businesses, and our business and financial condition may be adversely affected.

We have been informed that we will be subject to an IRS audit.

The United States Internal Revenue Service has informed us that it will audit our 2006 corporate tax return. The IRS audit may result may result in additional tax payments by us together with interest and penalties, the amount of which may be material, but will not be known until that IRS audit is finalized. Any such payments could have a material adverse effect on our financial condition and results of operations.

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

MERRIMAN CURHAN FORD GROUP, INC.

November 10, 2008	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chief Executive Officer (Principal Executive Officer)

November 10, 2008	By:	/s/ PETER V. COLEMAN
Peter V. Coleman Chief Financial Officer (Principal Financial Officer)