Form 10-K
period 2008-12-31
Merriman Curhan Ford Group, Inc.
filed 2009-03-31
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 12,684,106 shares of common stock of the Registrant issued and outstanding as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 1,239,822 shares of common stock held by affiliates of the Registrant was $14,534,241. This amount is based on the closing price of the common stock on NASDAQ of $1.27 per share on June 30, 2008.

The number of shares of Registrant’s common stock outstanding as of March 25, 2009 was 12,733,296

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2009 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

PART I

Item 1. Business

Overview

We are a financial services holding company that provides equity research, capital markets services, corporate and venture services, investment banking, asset management and primary research through our operating subsidiaries, Merriman Curhan Ford & Co., MCF Asset Management, LLC and Panel Intelligence, LLC.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast-growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are attempting to gain market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

Panel Intelligence, LLC was acquired in April 2007.  It offers custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence, LLC provides greater access, compliance, insights and productivity to clients in the health care, CleanTech and financial industries. In January 2009, the majority of the assets of Panel Intelligence, LLC were sold to an investor group that included certain members of its management team. For financial reporting purposes we have listed the operations of the business as part of discontinued operations.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. We are the sub-advisor for the MCF Focus fund. In an effort to refocus the holding company back to its core investment banking/ broker-dealers services, management has decided to begin the process of liquidating the funds under management and returning investments to the investors in the fourth quarter of 2008. As a result of such, we have eliminated positions at MCF Asset Management, LLC, reducing our expenses beginning in 2008.  This has been included in the reductions in force disclosed under Management Discussion and Analysis.  As of December 31, 2008, assets under management across our three fund products had been partially liquidated to $11 million from $56 million in 2007.

We are headquartered in San Francisco, with additional offices in New York, NY and Cambridge, MA. As of December 31, 2008, we had 128 employees. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation. MCF Asset Management, LLC is registered with the Securities and Exchange Commission.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the year ended December 31, 2008, the Company incurred a net loss of $30,274,000 and used $24,945,000 in net cash from operating activities.  At December 31, 2008, the Company had cash and cash equivalents of $6,358,000, marketable securities of $4,623,000 and receivables from clearing broker of $1,753,000.  The Company had liabilities of $11,150,000.  The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

The Company is in the process of implementing a plan to increase its operating flexibility and extend its cash reserves. The plan primarily consists of four steps which are more fully described below:

1.      Reduce operating costs
2.      Shed non-essential operations
3.      Negotiate a settlement of pending litigations
4.      Raise additional capital

During 2008 and early 2009, the Company implemented significant expense control and cost reduction programs focused on reducing cash losses and increasing operational flexibility in which it has eliminated more than $10 million in annual operating expenses. The primary contributor to these savings has been the elimination of more than 50% of the Company’s workforce, as well as salary reductions. The CEO, the Head of Institutional Securities and the Head of Professional Services voluntarily eliminated their salaries.  They will be remunerated based on month-to-month profitability.  The Board of Directors has, as of early 2009, also voluntarily eliminated its compensation.  The Company believes that it has been able to execute these reductions with limited impact to its ability to generate and execute new business in the current market environment. With these measures largely complete, the company believes that it has increased its ability to meet its obligations during 2009 and beyond.

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management was able to reach a deal that substantially increases the near-term flow of capital. Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary which had been costing the Company considerable capital during 2008. The result of these actions has been to reduce operating loses and increase available cash.

The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether it will serve the Company’s aims and should a settlement result, it is not yet estimable.

The Company is assessing interest of potential investors in providing additional capital to the business. While the Company does not have a definitive agreement from any investor, preliminary discussions have yielded some interest subject to the completion of the three steps outlined above.  There are no assurances that the Company will be successful in completing its plans outlined above and ultimately in raising additional capital.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a significant drain on corporate resources. The Company believes that its reduced cost structure and shedding of non core business has increased its operating runway. However, if operating conditions worsen in 2009 or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

 Principal Services

We currently have two business segments: the investment bank / broker-dealer and asset management. Our investment bank / broker-dealer segment provides three service offerings: investment banking, brokerage and equity research. Our asset management segment manages investment products for investors. In January 2009 we sold the majority of the assets and liabilities of our primary research subsidiary, Panel Intelligence, LLC, or Panel, which was our third business segment. The results from this segment are presented as discontinued operations, which was a third business segment.

Investment Banking

Our investment bankers provide a full range of corporate finance and strategic advisory services. Our corporate finance practice is comprised of industry coverage investment bankers that are focused on raising capital for fast-growing companies in selected industry sectors. Our strategic advisory practice tailors solutions to meet the specific needs of our clients at various points in their growth cycle.  As of December 31, 2008, we had 16 professionals in our investment banking group.

Corporate Finance. Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of primarily equity and convertible debt securities. Our focus is to provide fast-growing companies with the capital necessary to drive them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast-growing companies, including initial public offerings, secondary offerings, private investments in public equity, or PIPEs, and private placements. Our equity capital markets team executes underwritten securities offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors that we believe will be supportive, long-term investors. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

Strategic Advisory. Our strategic advisory services include transaction-specific advice regarding mergers and acquisitions, divestitures, spin-offs and privatizations, as well as general strategic advice. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of advisory services for fast-growing public and private companies. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing in connection with mergers and acquisitions transactions.

Institutional Brokerage Services

We provide institutional sales, sales trading and trading services to more than 490 institutional accounts in the United States. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the distribution and trading expertise we provide.

We provide integrated research and trading solutions centered on helping our institutional clients to invest profitably, to grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our clients who we believe look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public companies early in their corporate life cycles. We strive to provide unique investment opportunities in fast-growing, relatively undiscovered companies and to help our clients execute trades rapidly, efficiently and accurately.

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

Sales Trading. Our sales traders are experienced in the industry and possess in-depth knowledge of both the markets for fast-growing company securities and the institutional traders who buy and sell them.

Trading. Our trading professionals facilitate liquidity discovery in equity securities. We make markets in securities traded on NASDAQ, stock exchanges and ECNs, and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange. As of December 31, 2008, we were a market maker in 148 securities.

The customer base of our institutional brokerage business includes mutual funds, hedge funds, and private investment firms. We believe this group of clients and potential clients to number over 4,000. We grow our business by adding new customers and increasing the penetration of existing institutional customers that use our equity research and trading services in their investment process.

Proprietary Trading. We will from time to time take significant positions in fast-growing companies that we feel are undervalued in the marketplace. We believe that our window into these opportunities, due to the types of companies we research, offers us a significant competitive advantage.

Corporate & Executive Services. We offer brokerage services to corporations including corporate cash management and stock repurchase programs through our Corporate & Executive Services group. We also serve the needs of company executives with restricted stock transactions, cashless exercise of options, hedging and diversification strategies, and liquidity strategies.

Venture Services. The Venture Services team provides sales distribution for capital raises for private companies via the introduction to venture capital and private equity investors. Our venture services include distribution and liquidity programs, portfolio company advisory services, research dissemination and best-execution trading.

 OTCQX Advisory. Merriman Curhan Ford & Co. began offering services to sponsor companies on the International and Domestic OTCQX markets in 2007. In 2008, we solidified our position as the leading investment bank sponsor in this market. We enable non-U.S. and domestic companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The International and Domestic OTCQX market tiers do not require full SEC registration and are not subject to the 2002 Sarbanes Oxley Act of 2002. Listing on the market requires the sponsorship of a qualified investment bank called a Principal American Liaison (PAL) for non-U.S. companies or a Designated Advisor for Disclosure (DAD) for domestic companies. Merriman Curhan Ford & Co. was the first investment bank to achieve DAD and PAL designations and currently is the sponsor of 12 out of 52 issuers listed on OTCQX.

Institutional Marketing Services (IMS) is a new program launched in late 2008 by Merriman Curhan Ford & Co. to help companies develop better liquidity in their stock and expand their institutional ownership. Designed as a customized suite of services for a select group of high-quality, high-growth companies with small market capitalizations, IMS applies a full range of Merriman’s institutional capabilities to help clients achieve their objectives in the capital markets.

Capital Access Group. We raise capital for institutional hedge funds, venture capital and private equity clients for a fee through our Capital Access Group. We believe fee-based capital raising is an underserved area of the institutional brokerage industry.

Institutional Cash Distributors (ICD). ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. As of December 31, 2008, ICD clients have invested over $42 billion in money market funds from which ICD earns brokerage fees. ICD is a division of Merriman Curhan Ford & Co.  In January, 2009, we sold the primary assets related to the ICD operations to a group of investors which included some of our employees. However, until the new company is able to form its own broker-dealer which is anticipated to be in 2009, the business will continue operating under Merriman Curhan Ford & Co.

Equity Research

A key part of our strategy is to originate specialized and in-depth research. Our analysts cover a universe of approximately 100 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract and retain institutional brokerage clients.

Supported by the firm’s institutional sales and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in fast-growing companies that are not widely held and that we believe are undervalued. Given the contrarian and undiscovered nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors. As of February 27, 2009, approximately 90% of the companies covered by our research professionals had market capitalizations of $1 billion or less.

Our research focuses on bottom-up, fundamental analysis of fast-growing companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver timely, accurate, and value-added information to our clients.

Our objective is to build long lasting relationships with our clients by providing investment recommendations that directly equate to enhanced performance of their portfolios. Further, given our approach and focus on quality service, we believe our research analysts are in a unique position to maintain close, ongoing communication with our institutional clients.

The industry sectors covered by our 7 equity research analysts include:

CleanTech

•     Energy Storage and Efficiency

•     Next-Generation Energy

•     Smart-Grid Technologies

Health Care

•     Biotechnology/Life Sciences

•     Oncology and Inflammatory Diseases

Tech/Telecom

•     Emerging Data Center & Enterprise Technologies

Consumer /Internet/Media

•      Branded Consumer

•      China Consumer

•      Internet Applications, Software and Services

•      Media & Entertainment

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our institutional sales and trading professionals as well as our institutional investors. We produce full-length research reports, notes and earnings estimates on the companies we cover. We also produce comprehensive industry sector reports. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments. All of the above is also available through a password protected searchable database of our daily and historical research archives, found on our website at www.merrimanco.com.

Our equity research group annually hosts several conferences targeting fast-growing companies and investors, including our Investor Summit and various industry sector conferences. We use these events to showcase innovative and fast-growing companies to institutional investors focused on investing in these growth sectors.

Asset Management

MCF Asset Management, LLC creates investment products for both institutional and high-net worth clients. Through the corporate and professional resources of Merriman Curhan Ford Group, Inc., we had developed an institutional-standard investment management platform.

The year 2008 was highly unfavorable for equity investments. The Dow Jones Industrial Average declined from about 14,000 in October 2007 to near 7,000 at the end of February 2009. The resulting market volatility and negative investor sentiment has made it very challenging to attract new assets to our funds. It is much less cost-effective to manage small amounts of funds while competing with larger firms in the current environment. Consequently, in order to reduce our cost structure, management decided to liquidate the funds under management by MCF Asset Management in late 2008. We expect to exit this business in 2009.

Primary Research

Panel offers an online primary research platform that provided health care and CleanTech industry clients and investment professionals with deeper insights and better efficiency for investment decisions, product development and marketing. By leveraging its proprietary methodology and vast network of health care and CleanTech experts, we believe we can quickly provide independent market data and information to clients.

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

In January 2009 we sold the majority of the assets and liabilities of our primary research subsidiary, Panel Intelligence, LLC to a group of investors which included key management of Panel. This separation will help lower our expenses.

Competition

Merriman Curhan Ford is engaged in the highly competitive financial services and investment industries. We compete with other Wall Street securities firms - from large U.S.-based firms, securities subsidiaries of major commercial bank holding companies and U.S. subsidiaries of large foreign institutions, to major regional firms, smaller niche players, and those offering competitive services via the Internet. Long term developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals.

 This trend by competitors to reduce services creates an opportunity for us as many highly qualified individuals have lost their jobs, expanding the pool of experienced employees to hire. However, the economic environment in 2008 has also exacerbated the negative secular trends in the traditional investment banking/brokerage business. Many of our buy-side clients have merged, gone out of business or have sharply reduced their commission flow. The reduction in these clients also has also lowered the number of potential buyers for our investment banking product.

Many remaining competitors have greater personnel and financial resources than we do. Larger competitors may have a greater number and variety of distribution outlets for their products. Some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital.

For a further discussion of the competitive factors affecting our business, see “Item 1A. Risk Factors—The markets for securities brokerage and investment banking services are highly competitive.”

Corporate Support

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing broker, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems and training of our personnel to operate such systems. Despite the challenges that we are experiencing, we are implementing such enhancements.

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance with legal and regulatory requirements of our investment banking business and our exposure to market, credit, operations, liquidity, compliance, legal and reputation risk. In addition, our compliance personnel test and audit for compliance with our internal policies and procedures. Our general counsel also provides legal service throughout our company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we retain outside consultants and attorneys for their particular functional expertise.

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

Regulation

As a result of federal and state registration and self-regulatory organization, or SRO, memberships, we are subject to overlapping layers of regulation that cover all aspects of our securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

As a broker-dealer registered with the Securities and Exchange Commission, or SEC, and as a member firm of Financial Industry Regulatory Authority, or FINRA, we are subject to the net capital requirements of the SEC and FINRA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

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

Geographic Area

Merriman Curhan Ford Group, Inc. is domiciled in the United States and most of our revenue is attributed to United States and Canadian customers. In 2007, through our broker-dealer subsidiary, we began advising both international and domestic companies on listing on OTCQX, a prime tier of Pink Sheets. We have several international clients, most of which are Australian companies listed on the Australian Securities Exchange.

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

Item 1a. Risk Factors

We face a variety of risks in our business, many of which are substantial and inherent in our business and operations. The following are risk factors that could affect our business which we consider material, our industry and holders of our common stock. Other sections of this Annual Report on Form 10-K, including reports which are incorporated by reference, may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business

We may not be able to maintain a positive cash flow and profitability.

Our ability to maintain a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our investment banking and securities brokerage business, and we may be unable to maintain profitability if we fails to do any of the following:

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

There are substantial legal proceedings against us involving claims for significant damages.

The actions of a former customer, William Del Biaggio III, and a former employee, Scott Cacchione, have given rise to many legal actions against us as described in the Legal Proceedings section below. If we are found to be liable for the claims asserted in any or all of these legal actions, our cash position may suffer such that we are unable to continue our operations. Even if we ultimately prevail in all of these lawsuits, we may incur significant legal fees and diversion of management’s time and attention from our core businesses, and our business and financial condition may be adversely affected. We are attempting to negotiate a settlement with some of the litigants, but there is no assurance of any favorable outcome.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputation harm that could result from legal action against us could materially adversely affect our businesses.

Unrelated to the actions of Del Biaggio and Cacchione, we face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

Our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and third parties, including shareholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases.

For example, an indemnity from a client that subsequently is placed into bankruptcy is likely to be of little value to us in limiting our exposure to claims relating to that client. As a result, we may incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our results of operations or cause significant reputation harm to us, which could seriously harm our business and prospects.

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

We may not be able to continue operating our business as a going concern

The Company incurred significant losses in 2008. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2008. The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions. If operating conditions worsen in 2009 or if the Company receives adverse judgments in its pending litigations, we may not have the resources to meet our financial obligations as a going concern. If the Company is not able to continue in business as a going concern, the entire investment of our common stockholders may be at risk, and there can be no assurance that any proceeds stockholders would receive in liquidation would be equal to their investment in the Company, or even that stockholders would receive any proceeds in consideration of their common stock.

Limitations on our access to capital and our ability to comply with net capital requirements could impair ability to conduct our business

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

Merriman Curhan Ford & Co., our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, Merriman Curhan Ford & Co. is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to Merriman Curhan Ford Group, Inc. As a holding company, Merriman Curhan Ford Group, Inc. depends on distributions and other payments from its subsidiaries to fund all payments on its obligations. As a result, regulatory actions could impede access to funds that Merriman Curhan Ford Group, Inc. needs to make payments on obligations, including debt obligations.

Our financial results may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our revenue and results of operations. These variations may be attributed in part to the fact that our investment banking revenue is typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the CleanTech, Consumer/Internet/Media, Health Care and Tech/Telecom sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Recently, there have been very few initial public offerings. More companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenue would be adversely affected in the event that an initial public offering is not consummated.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly D. Jonathan Merriman, our Chief Executive Officer, and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We encounters intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Merriman, other member of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, protect our market share or retain assets under management, each of which, in turn, could materially adversely affect our business and results of operations.

If any of our professionals were to join an existing competitor or form a competing company, some of our clients could choose to leave. The compensation plans and other incentive plans we have entered into with certain of our professionals may not prove effective in preventing them from resigning to join our competitors. If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations and financial condition may be materially adversely affected.

Our compensation structure may negatively impact our financial condition if we are not able to effectively manage our expenses and cash flows.

Historically the industry has been able to attract and retain investment banking, research and sales and trading professionals, in part because the business models have provided for lucrative compensation packages. Compensation and benefits is our largest expenditure and the variable compensation component or bonus has represented a significant proportion of this expense. The company’s bonus compensation is discretionary. For 2008, the potential pool was determined by a number of components including revenue production, key operating milestones and profitability. There is a potential that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses in order to ensure retention of key employees.

Pricing and other competitive pressures may impair the revenue and profitability of our brokerage business.

We derive a significant portion of our revenue from our brokerage business. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. Recent developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. We expect this trend toward alternative trading systems to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenue may decline and our business, financial condition and results of operations may be adversely affected.

Changes in laws and regulations governing brokerage and research activities could also adversely affect our brokerage business.

In July 2006, the SEC published interpretive guidance regarding the scope of permitted brokerage and research services in connection with “soft dollar” practices (i.e., arrangements under which an investment adviser directs client brokerage transactions to a broker in exchange for research products or services in addition to brokerage services) and solicited further public comment regarding soft dollar practices involving third-party providers of research. The July 2006 SEC interpretive guidance may affect our brokerage business and laws or regulations may prompt brokerage customers to revisit or alter the manner in which they pay for research or brokerage services. The industry has put in place commission sharing arrangements under which an institutional client will execute trades with a limited number of brokers and instruct those brokers to allocate a portion of the commissions generated directly to other broker-dealers or to independent research providers in exchange for research and other permissible products and services. As such arrangements are entered into by our clients with us and/or other brokerage firms, it may further increase the competitive pressures within the brokerage business and/or reduce the value our clients place on high quality research.

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

We conduct active and aggressive securities trading, market-making and investment activities for our own account, which subjects our capital to significant risks. These risks include market, credit, counterparty and liquidity risks, which could result in losses. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. Trading losses resulting from such trading could have a material adverse effect on our business and results of operations.

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

Occasionally, our company, its officers and/or employees may make principal investments in securities through secondary market transactions or through direct investment in companies through private placements. In many cases, employees and officers with investment discretion on behalf of our company decide whether to invest in our account or their personal account. It is possible that gains from investing will accrue to these individuals because investments were made in their personal accounts, and our company will not realize gains because it did not make an investment. Conversely, it is possible that losses from investing will accrue to our company, while these individuals do not experience losses in their personal accounts because the individuals did not make investments in their personal accounts.

We face strong competition from larger firms.

The brokerage, investment banking and asset management industries are intensely competitive. We compete on the basis of a number of factors, including client relationships, reputation, the abilities and past performance of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition with respect to our brokerage business, including large block trades, spreads and trading commissions. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers and multiple financial advisors handling transactions, have continued and could adversely affect our revenue, even during periods where the volume and number of investment banking transactions are increasing. Competitive factors with respect to our asset management activities include the amount of firm capital we can invest in new products and our ability to increase assets under management, including our ability to attract capital for new investment funds. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

We are a relatively small investment bank with approximately 128 employees as of December 31, 2008 and revenue less than $40 million in 2008. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the investment banking and brokerage industries. In addition, a number of large commercial banks, insurance companies and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition and results of operations will be adversely affected.

We have incurred losses for the period covered by this report and in the recent past and may incur losses in the future.

The Company recorded net losses of $30,274,000 for the year ended December 31, 2008 and $8,220,000 for the year ended December 31, 2006. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

In addition, the Company may incur significant expenses in connection with initiating new business activities or in connection with any expansion of our underwriting, brokerage, or other businesses. We may also engage in strategic acquisitions and investments for which we may incur significant expenses. Accordingly, we may need to increase our revenue at a rate greater than our expenses to achieve and maintain profitability. If our revenue does not increase sufficiently, or even if our revenue does increase but we are unable to manage our expenses, we will not achieve and maintain profitability in future periods.

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

A significant portion of our brokerage revenue is generated from a relatively small number of institutional clients. For example, in 2008 we generated 37% of our brokerage revenue, or approximately 25% of our total revenue, from our ten largest brokerage clients. Similarly, in 2007 we generated 26% of our brokerage revenue, or approximately 9% of our total revenue, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

Our risk management policies and procedures could expose us to unidentified or unanticipated risk.

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

 Our businesses are highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention or reputation damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco and New York, work in close proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed by, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’ or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We may grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating businesses, including integrating relationships with customers, business partners and internal data processing systems. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to systems, controls and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

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

We are subject to an IRS audit.

The United States Internal Revenue Service is auditing our 2006 corporate tax return. The IRS audit may result in additional tax payments by us together with interest and penalties, the amount of which may be material, but will not be known until the IRS audit is finalized. Any such payments could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Industry

Risks associated with volatility and losses in the financial markets.

The U.S. financial markets in 2008 suffered unprecedented volatility and losses.  Several mortgage-related financial institutions and large, reputable investment banks were not able to continue operating their businesses.

As a company, we cannot identify sources of cash that would ensure our ability to continue as a going concern beyond December 31, 2009 under present economic and financial market conditions.  Should these conditions improve from 2008 levels in the short-term, and should we be successful in negotiating a settlement with litigants who are plaintiffs in legal actions against us, we may secure sources of cash ensuring our ability to continue as a going concern, but we cannot be assured of such an outcome.

The legal proceedings against us and the investigations of our actions, policies and procedures have resulted in a significant cash drain in the form of legal expenses.  The cash drain has impaired our cash reserves which could otherwise have been used as investments in our business or in normal operations.

Employee misconduct could harm us and is difficult to detect and deter.

In addition to our experience with our former employee Scott Cacchione, there have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm to us. It is not always possible to deter employee misconduct and the precautions we take to detect and prevent this activity may not be effective in all cases, and we may suffer significant reputation harm for any misconduct by our employees.

Risks associated with regulatory impact on capital markets.

Highly publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets, and have prompted Congress, the SEC, the NYSE and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to register their securities with the SEC or to become subject to the reporting requirements of the Securities Exchange Act of 1934 are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on the business.

Financial services firms have been subject to increased scrutiny over the last several years, increasing the risk of financial liability and reputation harm resulting from adverse regulatory actions.

Firms in the financial services industry have been operating in a difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputation harm to us, which could seriously harm our business prospects.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 10% of our outstanding common stock including exercise of their options and warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Provisions of the organizational documents may discourage an acquisition of us.

Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 37,450,000 shares of preferred stock, without approval from our stockholders. Of these, 6,150,000 have already been authorized by our Board of Directors and may be issued by management.  The balance would require authorization by our Board.  There are no plans to issue preferred stock.

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

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:
•	variations in quarterly operating results;

•	announcements of significant contracts, milestones, acquisitions;

•	relationships with other companies;

•	ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and volume.

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

Investor interest in our firm may be diluted due to issuance of additional shares of common stock.

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

We have a significant number of outstanding stock options and warrants. During 2008, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.50 to $49.00 per share, represent approximately 7% of our total outstanding stock on a fully diluted basis using the treasury stock method.  In October 2008, our senior management and certain employees gave back approximately 3 million shares of stock options in order to expand the number of shares that can be granted to employees without diluting our shareholders.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, all of our properties are leased. Our principal executive offices are located in San Francisco, California. We lease two additional offices to support our various business activities. These offices are located in New York, NY and Cambridge, MA. We believe the facilities we are now using are adequate and suitable for business requirements.

In January, 2009, we sold the assets related to Panel Intelligence, the subsidiary which occupied the Cambridge, MA facilities.  As part of the sale, we subleased the office space to the new acquiring entity.

Item 3. Legal Proceedings

The Company responded to a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California for documents relating to the activities of a former retail broker of the Company, David Scott Cacchione, and one of his customers, William Del Biaggio III.  Cacchione’s activities under investigation relate primarily to the apparent misuse of various client accounts as collateral for loans to Del Biaggio.  Cacchione purportedly signed “account control agreements” in which he purported to act on behalf of the Company to authorize the use of various client accounts as security for loans to the customer from various third-party lenders.

Cacchione appears to have improperly provided client account statements to third-party lenders or to Del Biaggio for the purpose of representing to the lenders that the accounts belonged to Del Biaggio.  The retail client account statements were altered so that the accounts appear to belong to Del Biaggio when in fact some of the accounts belonged to other Merriman Curhan Ford & Co. retail clients.  Del Biaggio is no longer a customer of the Company and recently pleaded guilty to securities fraud in the United States District Court, Northern District of California.

Cacchione was terminated.  The Company’s internal investigation found no evidence that any of Cacchione’s supervisors or any member of management was aware of these activities until they were uncovered.  The Company cooperated fully with the Grand Jury inquiry and produced the documents called for by the subpoena.

The Company was also subject to a formal investigation commenced by the Securities and Exchange Commission (“SEC”).  The SEC investigation appeared to relate in part to the subject matter of the Grand Jury inquiry, i.e., Cacchione’s misuse of client accounts as collateral for loans to the customer.  It also appeared to relate to other possible violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by Cacchione in the handling of his client accounts.  The SEC investigation further appeared to relate to the Company’s trading activities in the stock of various issuers in possible violation of Rule 10b-5 as well as to a failure to adequately supervise its personnel with a view toward preventing violations of the federal securities laws.  The Company cooperated fully with the SEC in its investigation.  The SEC has not indicated that it has concluded its investigation.

The investigation relating to client accounts appears to involve only Cacchione’s retail accounts.  The Company’s high-net-worth client retail brokerage business accounted for less than 2% of the Company’s revenue in 2008.  The Company is phasing out this business and will concentrate on strengthening its core investment banking and institutional brokerage businesses.  The Company is also re-examining its compliance policies and procedures as well as the alignment of the supervisory and compliance related functions of various members of management.

Several lawsuits have been filed against Merriman Curhan Ford & Co. in connection with the alleged actions of Del Biaggio, and Cacchione.  The total amount of damages sought under such lawsuits is over $43 million. The Company anticipates at least two additional lawsuits will be filed against Merriman Curhan Ford & Co. by a lender to Del Biaggio on similar facts to the lawsuits described below, with claims believed to be approximately $12 million.   The Company denies any involvement and will defend itself and attempt to ensure that the most favorable outcome of these lawsuits for itself and its shareholders.

In addition, the Company received demand letters after December 31, 2008 from individuals claiming to have suffered damages as a result of Cacchione’s actions.  The Company believes it has meritorious defenses to all the demands received to date and intends to contest them vigorously. The Company believes they are unlikely to result in adverse outcomes.  Should they result in adverse outcomes, it does not believe that the outcomes will have a material effect on its financial position, financial results or cash flows.

Due to the early stages of these legal matters, we cannot estimate the amount of damages if they are resolved unfavorably and accordingly, we have not provided an accrual for these lawsuits. If the Company were to be found liable in all of these lawsuits and the plaintiffs were to be awarded the damages they seek, it would have a severe impact on the Company's financial condition and the Company might not be able to continue in business. Even if the Company ultimately prevails in all of these lawsuits, it may incur significant legal fees which may have a severe impact on the Company's financial condition.

The Company entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its former employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful, whether a settlement will serve the Company’s aims and should a settlement result, the amount involved is not yet estimable.  Should the Company’s settlement negotiations ultimately prove unsuccessful, the Company believes it has meritorious defenses and intends to contest these claims vigorously.

Cacchione’s activities have given rise to a number of lawsuits against the Company.  They are as follows:

DGB Investments, Inc. v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. was served with a complaint filed by DGB Investments, Inc. which loaned money to William Del Biaggio III, the former client of the Company, against Del Biaggio, David Scott Cacchione, a former retail broker of Merriman Curhan Ford & Co., and the Company. Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The Company had suspended and, effective June 4, 2008, terminated Cacchione’s employment.   The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $3 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  We successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Heritage Bank of Commerce v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Heritage Bank of Commerce, which loaned money to Del Biaggio, against Del Biaggio and the Company.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $ 4 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  We successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Modern Bank, N.A. v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Modern Bank, N.A., which loaned money to Del Biaggio, against Del Biaggio, the Company, and Cacchione, the same former retail broker of the Company named in the lawsuits above.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $10 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  We successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Security Pacific Bank v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Security Pacific Bank, which loaned money to Del Biaggio, against Del Biaggio, the Company, and Cacchione named in the lawsuits above.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with Merriman Curhan Ford & Co., signed an account control agreement purporting to pledge retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against the Company and others.  Plaintiff seeks $5 million in damages.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  We successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

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

Pacific Capital Bank v. Merriman Curhan Ford & Co.

In October 2008, Merriman Curhan Ford & Co. was served with a complaint filed by Pacific Capital Bank.  Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of $1.84 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Bachelor v. Merriman Curhan Ford & Co.

In December 2008, Merriman Curhan Ford & Co. and Merriman Curhan Ford Group, Inc. were served with a complaint filed by several plaintiffs who made loans to Del Biaggio and related entities.  Plaintiffs allege, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio and certain related entities including Sand Hill Capital Partners III.  This matter does not involve account control agreements. Plaintiffs in this lawsuit allege damages of $1.15 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Thomas O'Shea v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Thomas O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter proceeded to an arbitration hearing in October 2008 and an award was made in favor of O’Shea.  The matter was subsequently settled for the amount of $880,000.  As of December 31, 2008, the Company reserved for the amount of the settlement.

Wesley Rusch v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in October 2008, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in FINRA Arbitration by Wesley Rusch. Mr. Rusch is a former at-will employee of Merriman Curhan Ford & Co. and worked in the compliance department. We have not been presented with a demand for quantified damages. Mr. Rusch was terminated by Merriman Curhan Ford & Co. in July 2007. Mr. Rusch alleges theories of discrimination and lack of cause for termination.  We believe that we have meritorious defenses and contested this claim vigorously at the arbitration before a FINRA arbitration panel in March 2009.  We have not yet received a decision from the arbitration panel.   However, in the event that we do not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Joy Ann Fell v. Merriman Curhan Ford & Co.

         Unrelated to the Del Biaggio/Cacchione matters, in November 2008, Merriman Curhan Ford & Co. received a demand letter from a former employee, Joy Ann Fell.  In January 2009, we received a claim filed by Ms. Fell in FINRA arbitration.  Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force.  Ms. Fell alleges claims of breach of an implied employment contract, emotional distress and work-place discrimination.  The demand for money damages is approximately $350,000.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  We have not yet responded to the claim.  An arbitration panel has not yet been selected, nor has a hearing date been assigned.

Peter Marcil v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in January 2009, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. Marcil resigned from Merriman Curhan Ford & Co. in March of 2007. Mr. Marcil alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim.   Merriman Curhan Ford & Co. has not replied to the claim and an arbitration hearing date has not been set.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  However, in the event that we do not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Irving Bronstein et. al. v. Merriman Curhan Ford & Co.

In January 2009, Merriman Curhan Ford & Co. and David Jonathan Merriman were served with a FINRA arbitration claim filed by Irving Bronstein and several other plaintiffs who made loans to Mr. Del Biaggio and related entities.  Plaintiffs allege, among other things, fraud based on Mr. Cacchione having induced plaintiff into making loans to Mr. Del Biaggio and certain related entities including Sand Hill Capital Partners III.  This matter does not involve account control agreements. Plaintiffs in this lawsuit allege damages in a range of $2.5 to $10 million.  We believe that we have meritorious defenses and intend to contest this claim vigorously.

Spare Backup v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in April 2008, Merriman Curhan Ford & Co. entered into an engagement to provide investment banking services to Spare Backup, Inc.  We were able to close a round of bridge financing in June 2008.  As a result of closing the financing transaction, we were entitled to reimbursement of our expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock.  As of November 2008, these transaction fees had not been paid to us.  We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter.  In January 2009, we filed a petition to compel arbitration in the San Francisco County Superior Court.  In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that we fraudulently induced it to execute the investment banking engagement letter.  We were successful in raising $1,300,000 in capital for Spare Backup.

In addition, we received a demand letter after the period covered by this report from an individual claiming to have suffered damages as a result of Cacchione’s actions.  We believe that we have meritorious defenses to all the demands received to date and intend to contest them vigorously. This case is in its early stage.  We believe it is unlikely to result in an adverse outcome.  However, in the event we do not prevail, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

We believe that these cases are either unlikely to result in adverse rulings or are in early stages and the amount of a likely adverse ruling cannot be estimated at present.

Item 4. Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

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

	High	Low
2008
Fourth Quarter	$1.02	$0.40
Third Quarter	1.57	0.93
Second Quarter	4.10	1.19
First Quarter	5.94	3.91

2007
Fourth Quarter	$5.50	$3.90
Third Quarter	5.45	3.44
Second Quarter	6.15	3.86
First Quarter	5.79	3.95

The closing sale price for the common stock on March 25, 2009 was $0.40. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A. “Risk Factors.”

According to the records of our transfer agent, we had 676 stockholders of record as of December 31, 2008. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid and currently do not plan to declare dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
1999 Stock Option Plan	77,019	$4.47	273,096
2000 Stock Option and Incentive Plan	174,154	$5.23	398,396
2001 Stock Option and Incentive Plan	103,013	$2.83	412,973
2003 Stock Option and Incentive Plan	798,752	$4.76	3,211,948
2006 Directors’ Stock Option and Incentive Plan	—	$—	103,907
2002 Employee Stock Purchase Plan	—	$—	—
Equity compensation not approved by stockholders	63,098	$23.40	176,189

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of NetAmerica.com Corporation (now known as Merriman Curhan Ford Group, Inc.) in 1999 and a Non-Qualified option plan approved by the Board of Directors in 2004 that is consistent with the exchange guidelines at the time of listing.

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

	2008	2007	2006	2005	2004
Statement of operations data:
Revenue	$36,567,836	$83,748,265	$51,818,638	$43,184,315	$38,368,310
Operating expenses	62,979,424	70,701,900	58,315,930	44,912,772	36,194,924
Operating (loss) income	(26,411,588)	13,046,365	(6,497,292)	(1,728,457)	2,173,386
Loss on retirement of convertible notes payable (1)	—	—	(1,348,805)	—	—
Interest income	375,949	461,491	484,909	446,273	120,431
Interest expense	(72,304)	(134,868)	(535,014)	(76,103)	(169,787)
Income tax benefit (expense)	1,635,214	(2,462,165)	—	(142,425)	(249,744)
(Loss) income from continuing operations	(24,472,729)	10,910,823	(7,896,202)	(1,500,712)	1,874,286
Loss from discontinued operations	(5,801,076)	(1,587,788)	(324,213)	(13,731)	—
Net (loss) income	$(30,273,805)	$9,323,035	$(8,220,415)	$(1,514,443)	$1,874,286
Basic (loss) income from continuing operations	$(1.95)	$0.95	$(0.79)	$(0.16)	$0.21
Diluted (loss) income from continuing operations	$(1.95)	$0.86	$(0.79)	$(0.16)	$0.16
Statement of financial condition data:
Cash and cash equivalents	$6,358,128	$31,653,657	$13,746,590	$11,138,923	$17,459,113
Marketable securities owned	4,622,577	14,115,022	7,492,914	8,627,543	2,342,225
Total assets	18,865,590	64,573,331	30,498,213	27,694,413	25,007,824
Capital lease obligations	923,683	721,380	1,292,378	883,993	452,993
Notes payable, net	—	238,989	325,650	408,513	1,487,728
Stockholders’ equity	$7,715,201	$34,806,048	$16,215,020	$18,403,001	$16,733,850

(1)
In December 2006, Merriman Curhan Ford Group, Inc. repaid the $7.5 million variable rate secured convertible note, issued to Midsummer Investment, Ltd, or Midsummer, in March 2006. Midsummer retained the stock warrant to purchase 267,858 shares of our common stock. The loss on repayment of the convertible note consists of the write-off of the unamortized discount related to the stock warrant as well as the write-off the unamortized debt issuance costs.

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

Overview

Merriman Curhan Ford Group, Inc. (formerly MCF Corporation) is a financial services holding company that provides investment banking, capital markets services, corporate and venture services, investment banking, asset management and primary research through its operating subsidiaries, Merriman Curhan Ford & Co., Panel Intelligence, LLC (“Panel”) and MCF Asset Management, LLC.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast-growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are attempting to gain market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

We acquired Panel Intelligence, LLC (formerly MedPanel, Inc. or “Panel”) in April 2007.  It offers custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence, LLC provides greater access, compliance, insights and productivity to clients in the health care, CleanTech and financial industries. In January 2009, the majority of the assets of Panel Intelligence were sold to an investor group that included certain members of its management team. We decided to sell the assets in order to reduce our costs and to refocus on our core investment banking and broker-dealer services.  For financial reporting purposes we have listed the operations of the business as “discontinued operations.”

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. We are the sub-advisor for the MCF Focus fund. In an effort to refocus the holding company back to its core investment banking and broker-dealers services and to reduce expenses, management decided to begin the process of liquidating the funds under management and returning investments to the investors. As of December 31, 2008, assets under management across our three fund products, Navigator, Voyager, and Focus, had been liquidated to $11 million from $56 million in 2007.

We were formerly as Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., a Delaware corporation organized on May 6, 1987. Our common stock was listed on the American Stock Exchange in July 2000 and was listed on Nasdaq in February 2008, where it currently trades under the symbol “MERR.” Our corporate office is located in San Francisco, California.

Prior to 2002, we were engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. This prior business experienced significant net losses that resulted in an accumulated deficit of $87,731,000 as of December 31, 2001.

In December 2001, we acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. We formed MCF Asset Management, LLC in January 2004, MCF Wealth Management, LLC in January 2005, and acquired Panel Intelligence, LLC in April 2007 as wholly owned subsidiaries. Panel Intelligence, LLC is accounted for as discontinued operations in these consolidated financial statements for the years ended December 31, 2008 and 2007 while MCF Wealth Management, LLC was accounted for as such for the year ended December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the year ended December 31, 2008, the Company incurred a net loss of $30,274,000 and used $24,945,000 in net cash from operating activities.  At December 31, 2008, the Company had cash and cash equivalents of $6,358,000, marketable securities of $4,623,000 and receivables from clearing broker of $1,753,000.  The Company had liabilities of $11,150,000.  The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

The Company is in the process of implementing a plan to increase its operating flexibility and extend its cash reserves. The plan primarily consists of four steps which are more fully described below:

1.	Reduce operating costs
2.	Shed non-essential operations
3.	Negotiate a settlement of pending litigations
4.	Raise additional capital

During 2008 and early 2009, the Company implemented significant expense control and cost reduction programs focused on reducing cash losses and increasing operational flexibility in which it has eliminated more than $10 million in annual operating expenses. The primary contributor to these savings has been the elimination of more than 50% of the Company’s workforce, as well as salary reductions. The CEO, the Head of Institutional Securities and the Head of Professional Services voluntarily eliminated their salaries.  They will be remunerated based on month-to-month profitability.  The Board of Directors has, as of early 2009, also voluntarily eliminated its compensation.  The Company believes that it has been able to execute these reductions with limited impact to its ability to generate and execute new business in the current market environment. With these measures largely complete, the company believes that it has increased its ability to meet its obligations during 2009 and beyond.

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management was able to reach a deal that substantially increases the near-term flow of capital. Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary which had been costing the Company considerable capital during 2008. The result of these actions has been to reduce operating loses and increase available cash.

The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether it will serve the Company’s aims and should a settlement result, it is not yet estimable.

The Company is assessing interest of potential investors in providing additional capital to the business. While the Company does not have a definitive agreement from any investor, preliminary discussions have yielded some interest subject to the completion of the three steps outlined above.  There are no assurances that the Company will be successful in completing its plans outlined above and ultimately in raising additional capital.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a significant drain on corporate resources. The Company believes that its reduced cost structure and shedding of non core business has increased its operating runway. However, if operating conditions worsen in 2009 or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

Executive Summary

Our revenue decreased 56% during 2008 to $36,568,000, as virtually all product lines were impacted by the industry slow down. Including discontinued operations, net loss was $30,274,000, or ($2.41) per diluted share during 2008 which represents a significant reversal from our $9,323,000 net income in 2007. The substantial operating loss was primarily driven by the decline in top line revenues combined with a rise in operating expenses. While we were able to remove significant cost through the second half of 2008, these gains were offset by a substantial increase in legal expenses resulting from the large number of claims facing the firm. Our focus during 2008 was to manage the growing legal expenses while surviving one of the worst financial markets in U.S. history.  We instituted aggressive plans to reduce our operating costs and focus our business back to our core offerings. As a result, we reduced our workforce by over 50% as of the end of February 2009, contributing to an annual savings of more than $10 million. In addition, management took steps to eliminate non-core businesses such as Panel Intelligence and MCF Asset Management that had consumed a large portion of our operating cash flow. Our focus in 2009 will be to build on our core businesses, further develop our new businesses, including OTCQX and IMS advisory, while capitalizing on the general devastation in the financial markets that we serve.

Investment Banking - The investment banking team had an unfavorable year with a decrease in revenue of 62% in 2008, as compared to 42% revenue growth in 2007. In 2008, we closed 20 corporate financing and strategic advisory transactions during the year with average transaction fees of $273,000 as compared to 40 coporate financing and strategic advisory transactions in 2007.  As a percentage of total revenue, Investment Banking’s contribution was 31% in 2008 compared to 36% in 2007. Our challenges in the business were widely experienced by our competition as the new issue market was largely closed.

Principal Transactions – Principal transactions produced a substantial loss of $9,040,218 during 2008 as compared to our record gains of $20,116,000 experienced in 2007. The 2008 loss was largely driven by a decline in the fair value of the Proprietary and Investment accounts. Principal transactions revenue consists of four different activities: customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

 We will from time to time take significant positions in fast-growing companies that we feel are undervalued in the market place. We believe that our window into these opportunities, due to the types of companies we research, offers us a significant competitive advantage. Over the past few years, we have generated attractive returns on our capital by deploying this strategy.

Commissions - Commissions revenue from brokering equity securities to institutional investors increased slightly or by 6.3% to $33,679,000 in 2008 over the prior year. This business continues to face increasing challenges including the proliferation of electronic communications networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals. We believe that we can grow our institutional brokerage revenue by producing differentiated equity research on relatively undiscovered, fast-growing companies within our selected growth sectors and providing this research to small and mid-sized traditional and alternative investment managers for whom these companies comprise an important part of their investment portfolios.

Institutional Cash Distributors (ICD) - ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. As of December 31, 2008, ICD clients have invested over $42 billion in money market funds from which ICD earns brokerage fees. ICD is a division of Merriman Curhan Ford & Co.  Our Institutional Cash Distributors business continued to expand rapidly in 2008 with average assets brokered nearly doubling over 2007. ICD revenue grew at a rate of 70% in 2007 and 77% in 2008. In January 2009, we sold our ICD assets to three of our employees and will no longer benefit from these revenues when the sale is completed, expected for the second quarter of 2009, when the buyers of the assets will have formed their own broker-dealer.

Primary Research - We closed the acquisition of MedPanel, Inc. in April 2007 and began offering custom and published primary research to biotechnology, pharmaceutical and medical device industry clients, as well as institutional investment companies for a subscription fee. In January 2009, we sold the assets related to MedPanel, in order to focus on our core investment banking and broker-dealer businesses and to reduce expenses.  The primary research assets have been classified as discontinued operations.  Certain Panel assets and liabilities have been reclassified to assets and liabilities held for sale in the consolidated statements of financial condition.

OTCQX Advisory. During 2007, Merriman Curhan Ford & Co. began offering services to sponsor companies on the Domestic and International OTCQX markets. This new service offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. Merriman Curhan Ford & Co. was the first U.S. investment bank to achieve DAD and PAL designations.

Employees - Our overall headcount decreased by 36% to 128 during 2008, with further reductions to 89 as of the end of February 2009, after the sale of Panel assets. For 2009, we remain focused on finding the most qualified employee for each position to boost revenue per employee. We expect that we will maintain headcount at below 100 people during 2009, though as always these hiring decisions may be impacted by our actual financial results and the overall capital markets environment.

Business Development - We continued to invest in areas of our business that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast-growing companies to institutional investors, marketing, travel and other business development activities. These activities resulted in higher operating expenses in 2008.

While the subprime mortgage crisis has not had any direct impact on our firm, the current economic outlook for 2009 is obscured by credit anxieties, slowing growth, expensive commodities and the decreasing purchasing power of the U.S. dollar which may adversely impact our capital markets activities.

Business Environment

The equity markets were highly volatile to the downside in 2008, posting the third-worst year in more than a century.  Globally, the value of financial assets including stocks, bonds and currencies fell by more than $50 trillion in 2008, the equivalent to a year of world GDP, according to the Asian Development Bank.  Investor psychology was badly shaken, and the year’s poor results also placed stocks behind almost every other asset class in terms of 10 year performance.  The year was shaped by several landmark events: the serial failure of brand name, “blue chip” institutions, such as Bear Stearns, Lehman Brothers, AIG and Fannie Mae; record market volatility; the cratering of home prices and foreclosure rates skyrocketing; and crude oil trading to a high of $145 in July then dropping to $34 in December.  Confused and panicked investors sought shelter in government debt obligations, driving the return in T bonds with 30 year maturities to a 41% gain (Merrill Lynch Long-Term Index), an unprecedented price move.  The Federal Reserve cut its key interest rate 7 times in 2008, from 4.25% at the start of the year, with the final cut pushing the rate to 0% to .25%, a historic low.  In the 4th quarter, some investors were buying short term T bills at a 0% yield, the ultimate flight to safety reflecting a historical extreme of pessimism.

The S&P 500 lost 38.5% for the year, while the NASDAQ Composite fell 40.5%.  The decline in the NASDAQ was the worst in its 38 year history.  The Russell 2000 index continued its 2007 decline, dropping 34%.  High yield bonds as measured by the Merrill Lynch HY index fell 26% on a total return basis, reflecting further flight from risk.

Hedge funds were badly hurt in 2008, with performance across “long-short” funds down 26% on average.  The failure of these funds to live up to the billing of thriving in rough markets led to massive redemptions, and many funds went out of business in the 4th quarter of 2008.  The hedge fund community is an important component of our business, as they are one of the most active purchasers of our investment banking and research product. Our securities broker-dealer and investment banking activities are inextricably tied to the capital markets through our customer base and its exposure to the stock market. In addition, our business activities are focused in the CleanTech, Consumer/Internet/Media, Health Care and Tech/Telecom sectors.  By their nature, these activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

The economic environment, and the multiple negative events that were triggered by it, have led to a financial services industry which is under unprecedented pressure.  Some of the problems were self created, as the development of many types of derivatives led to unprecedented profits as well as unprecedented risks.  These derivative products also enabled mass speculation in the housing market.  With leverage ratios in some cases exceeding 30 times at many of the “bulge bracket” brokerage firms there was no room for error.  Several such firms, much older, larger and better capitalized than ours, went out of business in 2008 or have been merged away.  An estimated 175,000 jobs have been lost by the financial sector worldwide, with many more expected in 2009.  The investment banking and M&A markets slowed precipitously in 2008, and these two areas are the primary drivers of profitability for firms in our sector.  The diminution of the hedge fund community also decreased the pool of commissions in the “regular way” business, so both origination and distribution sides of the business are being badly squeezed.  Cost cutting, shrewd application of capital, and intense focus on ROI, have been the keys to survival in the brokerage business.  For many in the investment community, survival will truly be the new success in 2009.  We expect aggressive consolidation as firms seek to reduce costs and increase efficiencies, as well as position themselves for their share of a shrinking pool of commissions.  Our market segment of sub $2 billion market cap companies has grown exponentially due to the massive disruption in the capital markets.  There are also many companies under $500MM with no research coverage, advisory relationships or no sponsorship at all.  We view this group of potential clients as a huge opportunity and are aggressively adjusting our economic breakeven and approach to the business in order to benefit from this new world economy.

Results of Operations

The following table sets forth a summary of financial highlights for the three years ended December 31, 2008 and includes the results of the Company’s two operating segments, Merriman Curhan Ford & Co., which is the substantial majority of the results, and MCF Asset Management:

	2008	2007	2006
Revenue:
Commissions	$33,678,706	$31,681,563	$30,105,085
Principal transactions	(9,040,218)	20,116,392	(171,055)
Investment banking	11,432,454	30,138,783	21,190,786
Advisory and other fees	496,894	1,811,527	693,822
Total revenue	36,567,836	83,748,265	51,818,638
Operating expenses:
Compensation and benefits	36,670,457	53,669,449	42,840,431
Brokerage and clearing fees	3,042,133	2,635,328	2,614,513
Professional services	9,161,729	2,785,414	2,441,417
Occupancy and equipment	2,303,944	1,638,353	1,665,410
Communications and technology	3,762,954	3,405,411	2,969,872
Depreciation and amortization	705,883	681,756	645,129
Travel and business development	2,921,196	2,499,768	2,738,393
Other	4,411,128	3,386,421	2,400,765
Total operating expenses	62,976,424	70,701,900	58,315,930
Operating (loss) income	(26,411,588)	13,046,365	(6,497,292)
Loss on retirement of convertible note payable	—	—	(1,348,805)
Interest income	375,949	461,491	484,909
Interest expense	(72,304)	(134,868)	(535,014)
(Loss) income from continuing operations before income taxes	(26,107,943)	13,372,988	(7,896,202)
Income tax benefit (expense)	1,635,214	(2,462,165)	—
(Loss) income from continuing operations	(24,472,729)	10,910,823	(7,896,202)
Loss on discontinued operations	(5,801,076)	(1,587,788)	(324,213)
Net (loss) income	$(30,273,805)	9,323,035	$(8,220,415)

Our revenue during 2008 decreased by $47,180,000 or 56%, from 2007 reflecting weaknesses across our businesses, with accentuated decline in principal transactions and investment banking transactions. Net loss for 2008 was $30,274,000 as compared to net income of $9,323,000 during 2007.

Our net (loss) income during the three years ended December 31, 2008 included the following non-cash items:

	2008	2007	2006
Stock-based compensation	$2,353,383	$2,824,107	$3,836,781
Reversal of FIN 48 Liability	(1,838,743)	—	—
Impairment of goodwill and intangible assets	4,538,945	—	—
Amortization of intangible assets	466,142	750,185	138,051
Depreciation and amortization	828,598	740,445	655,334
Provision for uncollectible accounts receivable	476,713	368,272	383,565
Issuance of common stock to consultant	—	75,791	—
Amortization of discounts on debt	2,584	10,332	146,776
Loss on retirement of convertible note payable	—	—	1,348,805
Amortization of debt issuance costs	—	—	35,757
Common stock received for services	(1,752,625)	(400,875)	—
Total	$5,074,997	$4,368,257	$6,545,069

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the three years ended December 31, 2008:

	2008	2007	2006
Revenue:
Capital raising	$9,031,592	$26,996,283	$15,939,480
Financial advisory	2,400,862	3,142,500	5,251,306
Total investment banking revenue	$11,432,454	$30,138,783	$21,190,786

Transaction Volumes:
Public offerings:
Capital underwritten participations	$182,780,000	$234,596,000	$156,500,000
Number of transactions	3	13	15
Private placements:
Capital raised	$290,380,000	$331,480,000	$173,101,000
Number of transactions	13	26	15
Financial advisory:
Transaction amounts	$82,600,000	$129,161,000	$169,423,000
Number of transactions	4	1	1

Our investment banking revenue amounted to $11,432,000, or 31% of our revenue during 2008, representing a 62% decrease compared to $30,139,000 recognized in 2007. The decrease in revenue was driven by equity underwritten transactions which decreased by 96% in 2008 as compared to the prior year. Average fees per investment banking transaction decreased to $273,000 in 2008 from $710,000 in 2007.  Our investment banking revenue of $30,139,000 amounted to 36% of our revenue during 2007, representing a 42% increase compared to $21,191,000 recognized in 2006.

During the year ended December 31, 2008, two investment banking clients each accounted for more than 10% of our revenue.  No single investment banking client accounted for more than 10% of our revenue in 2007 and 2006.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	2008	2007	2006
Revenue:
Commissions:
Institutional equities	$22,385,277	$25,312,803	$26,348,811
Institutional Cash Distributors	11,293,429	6,368,760	3,756,274
Total commissions revenue	$33,678,706	$31,681,563	$30,105,085
Principal transactions:
Customer principal transactions, proprietary trading and market making	$(7,693,703)	$18,380,237	$(207,779)
Investment portfolio	(1,346,515)	1,736,155	36,724
Total principal transactions revenue	$(9,040,218)	$20,116,392	$(171,055)
Equity research:
Publishing analysts	7	15	14
Companies covered	100	186	194
Transaction Volumes:
Number of shares traded	1,281,568,000	1,160,782,000	937,005,000
Number of active clients	491	597	564

Commissions amounted to $33,679,000, or 92%, of our revenue during 2008, representing a 6% increase over $31,682,000 recognized during 2007. The growth in commissions revenue was attributed to higher assets brokered by our Institutional Cash Distributors group during 2008. Commissions revenue from our institutional equities trading business was down slightly during 2008 due to a decrease in average commissions per share and a slightly lower average daily trading volume.

Commissions amounted to $31,682,000, or 38%, of our revenue during 2007, representing a 5% increase over $30,105,000 recognized during 2006. The growth in commissions revenue was attributed to higher assets brokered by our Institutional Cash Distributors group during 2007. Commissions revenue from our institutional equities trading business was down slightly during 2007 due to a decrease in average commissions per share, partially offset by higher average daily trading volume.

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

Principal transactions decreased revenue by $9,040,000 in 2008, while principal transactions were $20,116,000, or 24% of revenue during 2007. Of the 2008 revenue, a substantial portion of the loss resulted from our concentrated positions in two securities which accounted for 52% and 41% of our positions held for proprietary trading as of December 31, 2008.

Other components of principal transactions revenue during 2008 included principal trades for customers, realized and unrealized gains from our investment portfolio and trading gains from making markets in equity securities.

During the year ended December 31, 2008, one brokerage customer accounted for more than 10% of our revenues.  During the previous two years, no single brokerage customer accounted for more than 10% of our revenue.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes commissions, base salaries, discretionary bonuses and stock-based compensation. Commissions are typically paid to sales representatives based on their production.  Historically, these employees have not been eligible for discretionary bonuses. Investment banking, research, support and executives are salaried and may participate in the discretionary bonus plan. The bonus pool is funded based on a number of criteria including revenue production, profitability and other key metrics. However, the total bonuses pool is considered by management and theBoard of Directors and can be adjusted at their discretion. Salaries, payroll taxes and employee benefits tend to vary based on title and overall headcount.

The following table sets forth the major components of our compensation and benefits for the three years ended December 31, 2008:

	2008	2007	2006

Incentive compensation and discretionary bonuses	$17,824,388	$34,408,271	$26,563,425
Salaries and wages	13,009,535	12,756,961	9,076,815
Stock-based compensation	2,353,383	2,824,109	3,836,781
Payroll taxes, benefits and other	3,483,151	3,680,108	3,363,410
Total compensation and benefits	$36,670,457	$53,669,449	$42,840,431
Total compensation and benefits as a percentage of revenue	100%	64%	83%
Cash compensation and benefits as a percentage of revenue	94%	61%	75%

The decrease in compensation and benefits expense of $16,999,000, or 32%, from 2007 to 2008 was due primarily to lower incentive compensation which is directly correlated to revenue production. Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Cash compensation and benefits expense as a percentage of revenue increased to 94% during 2008 as compared to 61% during 2007. This increase in 2008 was largely attributed to our overall decrease in revenue which was 56% lower than 2007.

The increase in compensation and benefits expense of $10,829,000, or 25%, from 2006 to 2007 was due primarily to higher incentive compensation which is directly correlated to revenue production. Cash compensation and benefits expense as a percentage of revenue decreased to 61% during 2007 as compared to 75% during 2006. This improvement in 2007 was largely attributed to our overall revenue growth which was 62% higher than 2006 and our extraordinary principal transactions revenue as this activity has a low compensation expense ratio.

Our headcount increased from 166 at December 31, 2006 to 198 as of December 31, 2007, and decreased to 128 at December 31, 2008. Two single sales professionals each accounted for more than 10% of our revenue in 2008.  No single sales professional accounted for more than 10% of our revenue in 2007 and 2006.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third-party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commissions revenue and the volume of brokerage transactions. The increase in brokerage and clearing fees of $407,000, or 15% from 2007 to 2008 reflected increased per-transaction costs during the latest year, as we added to costs by deploying electronic tools to assist in our trading. The slight increase in brokerage and clearing fees of $21,000, or 1% from 2006 to 2007 reflected increased market making activity during 2007.

Professional services expense includes legal fees, accounting fees, expenses related to investment banking transactions and various consulting fees. The increase of $6,376,000, or 229%, from 2007 to 2008 reflected higher legal fees for litigation defense related to the Del Biaggio matters and increased audit fees. The increase of $344,000, or 14%, from 2006 to 2007 reflected higher legal fees for litigation defense and corporate matters, as well as higher accounting and consulting fees mostly in connection with the integration of the MedPanel acquisition.  We anticipate professional services expense for 2009 will decrease substantially as compared to 2008, as the legal expenses in 2008 were unusually high.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. Occupancy expense is largely fixed in nature while equipment expense tends to increase as we hire additional employees. The increase of $666,000, or 41%, from 2007 to 2008 resulted mostly from expansion of our offices.  The slight decrease of $27,000, or 2%, from 2006 to 2007 resulted mostly from assets being fully depreciated during the year.  During 2008, we relocated our New York office to larger premises.  We anticipate occupancy and equipment expense in 2009 will decrease slightly over 2008 as we vacated some premises.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. The increase of $358,000, or 10%, from 2007 to 2008 was due to higher per unit cost and the notice period typically required for cancellations of service contracts to take effect.  The increase of $436,000, or 15%, from 2006 to 2007 was primarily due to upgrading our trading order management system in June 2006, as well as the increase in market data and quote services as we continue to expand our market maker activities. We anticipate communications and technology expense for 2009 will decrease by approximately 10% over 2008.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature. The increase of $24,000, or 4%, from 2007 to 2008 mostly resulted from the depreciation of assets acquired with our expanded New York offices requiring additional equipment and leasehold improvements. The increase of $37,000, or 6%, from 2006 to 2007 mostly resulted from the expansion of our facilities in San Francisco.  We anticipate depreciation and amortization expense for 2009 will be slightly lower as compared to 2008 as some of our fixed assets become fully depreciated.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by our investment bankers, travel costs for our research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors. The increase of $421,000, or 17%, from 2007 to 2008 resulted from active sales and marketing efforts in the early part of the year. The decrease of $239,000, or 9%, from 2006 to 2007 resulted from fewer uncompleted investment banking transactions in 2007 as compared to 2006. Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until either the related revenue is recognized or we determine that the security offerings are unlikely to be completed. We anticipate travel and entertainment expense for 2009 will likely be lower than 2008.

The following expenses are included in other operating expenses for the three years ended December 31, 2008:

	2008	2007	2006

Investor conferences	$817,177	$918,153	$947,793
Recruiting	288,500	476,483	316,021
Public and investor relations	508,692	436,977	294,664
Provision for uncollectible accounts receivable	347,410	368,271	(116,435)
Insurance	450,872	315,186	271,725
Supplies	335,778	297,814	300,598
Dues and subscriptions	359,606	198,967	162,064
Other	1,303,092	374,570	224,335
Total other operating expenses	$4,411,128	$3,386,421	$2,400,765

The significant increase of $1,025,000, or 30%, from 2007 to 2008 was due primarily to a legal settlement with a former employee as described in the Legal Proceedings section above.  In addition, higher costs of dues and subscriptions related to information services and higher insurance premiums partially attributable to our legal matters also contributed to the increase. The increase of $986,000, or 41%, from 2006 to 2007 was due primarily to one-time events in 2006 that reduced other expense by approximately $600,000. We anticipate other operating expense for 2009 will decrease over 2008 as we are permitted to cancel services and activities which are less suited to our reduced business levels.

Loss on Retirement of Convertible Note Payable

In December 2006, the Company repaid the $7.5 million variable rate secured convertible note issued to Midsummer Investment, Ltd, or Midsummer, in March 2006. The loss of $1,349,000 recorded as of December 31, 2006 on repayment of the convertible note consists of the write-off of the unamortized discount related to the stock warrant as well as the write-off the unamortized debt issuance costs. Midsummer retained the stock warrant to purchase 267,857 shares of our common stock.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The decrease of $86,000, or 19%, from 2007 to 2008 and the decrease of $23,000, or 5%, from 2006 to 2007 were due to changes in average interest earning assets and average interest rates during these periods.

Interest Expense

Interest expense for 2008 included $70,000 for interest expense and $2,500 for amortization of discounts while 2007 included $125,000 for interest expense and $10,000 for amortization of discounts.

Income Tax Expense

We recorded an income tax benefit of $1,635,000 in 2008 resulting in an effective tax rate of 5%. Income tax expense was $2,462,000 in 2007 resulting in an effective tax rate of 21%.  The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to our expected current expense for the year. We historically have had current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. During 2008, we recognized $1,839,000 of unrecognized tax benefits previously established in 2007.  Accordingly, there were no unrecognized tax benefits as of December 31, 2008, and we do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We do not believe it is reasonably possible that our unrecognized tax benefits will significantly change within the next twelve months. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2000-2008 remain open in the U.S. and several U.S. state jurisdictions.

Discontinued Operations

On April 17, 2007, we acquired 100 percent of the outstanding common shares of MedPanel Corp. which we subsequently renamed Panel Intelligence LLC (“Panel”) and made into a subsidiary of the Merriman Curhan Ford Group, Inc. The results of Panel’s operations have been included in our consolidated financial statements since that date. As a result of the acquisition, we began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel's proprietary methodology and vast network of medical experts.

We paid $6.1 million in common stock for Panel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of the our common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders were also entitled to additional consideration on the third anniversary from the closing which is based upon Panel Intelligence achieving specific revenue and profitability milestones.

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for our core business.   We determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” in the table in Note 8.  In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

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

Primary research revenue is recognized on a proportional performance basis as services are provided.  It is reported in our financial statements under captions labeled “Discontinued Operations”.

OTCQX revenue is recognized in two parts – Due Diligence and Listing Fees.  Due Diligence Fees are recognized at its completion.  The Listing Fees are pro-rated monthly from the time the end of the Due Diligence period until the end of the engagement term.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in Principal Transactions in the consolidated statements of operations. Financial instruments carried at contract amounts include cash and cash equivalents and amounts due from and to brokers, dealers and clearing brokers.

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. , the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly traded common stock.

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

Assets measured at fair value on a recurring basis are categorized into a Level based upon the lowest level of significant input to the valuations.

Stock-Based Compensation

On January 1, 2006, the company adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the three years ended December 31, 2008 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The company estimates the fair value of stock options granted using the Black-Scholes option pricing method. This option pricing model requires the input of highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company calculated the expected term using the lattice model with specific assumptions about the suboptimal exercise behavior, post-vesting termination rates and other relevant factors. The expected stock price volatility was determined using the historical volatility of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of December 31, 2008 and 2007 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Goodwill and Intangible Assets

In accordance with SFAS 142, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.  When available, we use recent, comparable transactions to estimate the fair value of the respective reporting unit. We calculate an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, we use discounted cash flow scenarios to estimate the fair value of the reporting units.

The goodwill and intangible assets we recorded are related to Panel assets, classified as held for sale in our financial statements.  In the year ended December 31, 2008, we recorded impairments to goodwill and intangible assets in the amounts of $3,338,000 and $1,301,000, respectively.  At December 31, 2008, the assets held for sale included no remaining goodwill and $283,000 of intangible assets after impairment and depreciation.

Liquidity and Capital Resources

As of December 31, 2008, liquid assets consisted primarily of cash and cash equivalents of $6,358,000 and marketable securities of $4,623,000, for a total of $10,981,000, which is $34,788,000 lower than $45,769,000 in liquid assets as of December 31, 2007.

Cash and cash equivalents decreased by $25,296,000 during 2008. Cash used in our operating activities for 2008 was $24,945,000 which consists of our net loss of $30,274,000 adjusted for non-cash expenses including unrealized loss on securities owned of $9,775,000, partially offset by the decrease in commissions and bonus payable of $14,223,000, net stock-based compensation of $2,353,000, depreciation and amortization of $829,000, provision for doubtful accounts of $477,000, and amortization of intangible assets of $466,000. Cash used in investing activities amounted to $204,000 during 2008 which reflects our purchase of equipment and fixtures. Cash used in our financing activities was $232,000. Our financing activities included debt service payments partially offset by proceeds from the exercise of stock options by our employees.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2008, Merriman Curhan Ford & Co. had regulatory net capital of $2,899,000, which exceeded the required amount by $1,899,000.

During the year ended December 31, 2008, the Company incurred a net loss of $30,274,000 and used $24,945,000 in net cash from operating activities.  At December 31, 2008, the Company had cash and cash equivalents of $6,358,000, marketable securities of $4,623,000 and receivables from clearing broker of $1,753,000.  The Company had liabilities of $11,150,000.  The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

We believe that our existing cash balances and investments could be sufficient to meet our liquidity and capital spending requirements depending on the successful implementation of the plan to increase the Company’s operating flexibility and extend its cash reserves, the settlement of our legal proceedings, the stability of financial markets and the economic environment.  The company may require additional capital investment to fund our working capital. We cannot be certain that additional debt or equity financing will be available when required or, if available, that we can secure it on terms satisfactory to us.

The following is a table summarizing our significant commitments as of December 31, 2008, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases

2009	1,772,554	634,968
2010	1,720,897	319,733
2011	1,658,148	146,647
2012	1,095,440	—
2013	616,000	—
Thereafter	—	—
Total commitments	$6,863,039	$1,101,347
Interest	—	(66,441)
Net commitments	$6,863,039	$1,034,906

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three years ended December 31, 2008. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 6, 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 46R-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46R-7”), which amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007. The adoption of FSP FIN No. 46R-7 did not have a material impact on the Company’s consolidated financial statements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial position or results of operations.

Also in December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies to all fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”), which amends SFAS 157 to exclude its applicability to leases, except if the lease asset is acquired or lease liability is assumed as part of a merger or business combination. FSP FAS 157-1 was effective upon the initial adoption of SFAS No. 157. The adoption of FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”),  which clarifies the application SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP-157-3 effective September 30, 2008. The implementation of FSP 157-3 did not affect the Company’s fair value measurements of financial assets as of December 31, 2008 and had no impact on its consolidated results of operations or financial condition.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Merriman Curhan Ford Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Merriman Curhan Ford Group, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merriman Curhan Ford Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and is facing significant litigation as discussed more fully in Note 14.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3.  The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merriman Curhan Ford Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California March 30, 2009

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2008	2007	2006
Revenue:
Commissions	$33,678,706	$31,681,563	$30,105,085
Principal transactions	(9,040,218)	20,116,392	(171,055)
Investment banking	11,432,454	30,138,783	21,190,786
Advisory and other fees	496,894	1,811,527	693,822
Total revenue	36,567,836	83,748,265	51,818,638
Operating expenses:
Compensation and benefits	36,670,457	53,669,449	42,840,431
Brokerage and clearing fees	3,042,133	2,635,328	2,614,513
Professional services	9,161,729	2,785,414	2,441,417
Occupancy and equipment	2,303,944	1,638,353	1,665,410
Communications and technology	3,762,954	3,405,411	2,969,872
Depreciation and amortization	705,883	681,756	645,129
Travel and business development	2,921,196	2,499,768	2,738,393
Other	4,411,128	3,386,421	2,400,765
Total operating expenses	62,979,424	70,701,900	58,315,930
Operating (loss) income	(26,411,588)	13,046,365	(6,497,292)
Loss on retirement of convertible note payable	—	—	(1,348,805)
Interest income	375,949	461,491	484,909
Interest expense	(72,304)	(134,868)	(535,014)
(Loss) income from continuing operations before income taxes	(26,107,943)	13,372,988	(7,896,202)
Income tax benefit (expense)	1,635,214	(2,462,165)	—
(Loss) income from continuing operations	(24,472,729)	10,910,823	(7,896,202)
Loss from discontinued operations	(5,801,076)	(1,587,788)	(324,213)
Net (loss) income	$(30,273,805)	$9,323,035	$(8,220,415)
Basic net income (loss) per share:
(Loss) income from continuing operations	$(1.95)	$0.95	$(0.79)
Loss from discontinued operations	$(0.46)	$(0.14)	$(0.03)
Net (loss) income	$(2.41)	$0.81	$(0.82)
Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.95)	$0.86	$(0.79)
Loss from discontinued operations	$(0.46)	$(0.12)	$(0.03)
Net (loss) income	$(2.41)	$0.74	$(0.82)
Weighted average number of common shares:
Basic	12,550,872	11,528,187	9,989,265
Diluted	12,550,872	12,643,524	9,989,265

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$6,358,128	$31,653,657
Securities owned:
Marketable, at fair value	4,622,577	14,115,022
Not readily marketable, at estimated fair value	366,061	2,275,668
Other	185,065	2,229,120
Restricted cash	1,131,182	689,157
Due from clearing broker	1,752,535	1,251,446
Accounts receivable, net	612,234	2,940,959
Prepaid expenses and other assets	619,759	1,651,051
Equipment and fixtures, net	1,260,011	995,880
Assets held for sale	1,958,038	6,771,371
Total assets	$18,865,590	$64,573,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$712,591	$579,097
Commissions and bonus payable	3,182,941	17,346,304
Accrued expenses	3,637,345	5,541,501
Due to clearing and other brokers	28,022	6,865
Securities sold, not yet purchased	903,217	3,804,558
Deferred revenue	709,691	119,999
Capital lease obligation	923,683	721,380
Convertible notes payable, net	—	197,416
Notes payable	—	41,573
Liabilities held for sale	1,052,899	1,408,590
Total liabilities	11,150,389	29,767,283

Commitments and contingencies
Stockholders’ equity:
Convertible Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of December 31, 2008 and 2007, respectively; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2008 and 2007; aggregate liquidation preference of $0	—	—
Convertible Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2008 and 2007; aggregate liquidation preference of $0	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,756,656 and 12,310,886 shares issued and 12,730,218 and 12,284,448 shares outstanding as of December 31, 2008 and 2007, respectively	1,278	1,232
Additional paid-in capital	127,193,195	124,010,283
Treasury stock	(125,613)	(125,613)
Accumulated deficit	(119,353,659)	(89,079,854)
Total stockholders’ equity	7,715,201	34,806,048
Total liabilities and stockholders’ equity	$18,865,590	$64,573,331

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at December 31, 2005	—	$—	10,209,588	$1,021	—	$—	$111,731,293	$(3,146,839)	$(90,182,474)	$18,403,001
Net loss	—	—	—	—	—	—	—	—	(8,220,415)	(8,220,415)
Issuance of common stock	—	—	247,808	25	—	—	713,062	—	—	713,087
Issuance of restricted common stock	—	—	52,465	6	—	—	(6)	—	—	—
Exercise of stock warrants	—	—	92,859	9	—	—	191,991	—	—	192,000
Removal of opening deferred stock compensation balance upon adoption of SFAS 123(R)	—	—	—	—	—	—	(3,146,839)	3,146,839		—
Stock-based compensation	—	—	—	—	—	—	3,836,781	—	—	3,836,781
Issuance of stock warrants	—	—	—	—	—	—	1,290,566	—	—	1,290,566
Balance at December 31, 2006	—	$—	10,602,720	$1,061	—	$—	$114,616,848	$—	$(98,402,889)	$16,215,020
Net income	—	—	—	—	—	—	—	—	9,323,035	9,323,035
Issuance of common stock for MedPanel acquisition	—	—	1,500,120	150	—	—	6,090,337	—	—	6,090,487
Issuance of common stock	—	—	56,857	5	—	—	235,076	—	—	235,081
Issuance of restricted common stock	—	—	120,126	12	—	—	25,739	—	—	25,751
Exercise of stock warrants	—	—	83,939	9	—	—	172,987	—	—	172,996
Common stock returned from Catalyst Shareholder	—	—	(52,876)	(5)	(26,438)	(125,613)	5	—	—	(125,613)
Tax benefits from employee stock option plans	—	—	—	—	—	—	45,184	—	—	45,184
Stock-based compensation	—	—	—	—	—	—	2,824,107	—	—	2,824,107
Balance at December 31, 2007	—	$—	12,310,886	$1,232	(26,438)	$(125,613)	$124,010,283	$—	$(89,079,854)	$34,806,048
Net loss	—	—	—	—	—	—	—	—	(30,273,805)	(30,273,805)
Conversion of debt to common stock			142,858	14			199,986			200,000
Issuance of common stock for MedPanel acquisition	—	—	47,623	5	—	—	193,345	—	—	193,350
Issuance of common stock	—	—	52,938	5	—	—	95,298	—	—	95,303
Issuance of restricted common stock	—	—	79,265	8	—	—	(8)	—	—	—
Exercise of stock warrants	—	—	188,582	20	—	—	374,980	—	—	375,000
Common stock returned from restricted stock Shareholder	—	—	(65,496)	(6)	—	—	6	—	—	—
Tax benefits from employee stock option plans	—	—	—	—	—	—	(34,078)	—	—	(34,078)
Stock-based compensation	—	—	—	—	—	—	2,353,383	—	—	2,353,383
Balance at December 31, 2008	—	$—	12,756,656	$1,278	(26,438)	$(125,613)	$127,193,195	$—	$(119,353,659)	$7,715,201

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(30,273,805)	$9,323,035	$(8,220,415)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Reversal of FIN 48 liability	(1,838,743)	—	—
Depreciation and amortization	828,598	740,445	655,334
Stock-based compensation	2,353,383	2,824,107	3,836,781
Issuance of common stock to consultant	—	75,791	—
Tax benefits (expense) from employee stock option plans	(34,078)	45,184	—
Amortization of discounts on convertible notes payable	2,584	10,332	146,776
Impairment of goodwill	3,338,016	—	—
Impairment of intangible assets	1,200,929	—	—
Impairment of securities	230,556	—	—
Amortization of debt issuance costs	—	—	35,757
Amortization of intangible asset	466,142	750,185	138,051
Loss on retirement of convertible note payable	—	—	1,348,805
Loss on disposal of equipment and fixtures	2,921	5,553	14,196
Provision for uncollectible accounts receivable	820,417	368,272	383,565
Common stock received for services	(1,752,625)	(400,875)	—
Unrealized loss (gain) on securities owned	9,774,573	(6,763,635)	2,172,407
Changes in operating assets and liabilities:
Securities owned and sold, but not purchased	2,292,261	(203,639)	(203,536)
Restricted cash	(442,025)	(59,730)	(1,821)
Due from clearing broker	(501,089)	(699,615)	421,307
Accounts receivable	1,458,397	(649,560)	(789,908)
Prepaid expenses and other assets	910,840	404,769	(786,306)
Accounts payable	(18,166)	(740,825)	220,485
Commissions and bonus payable	(14,223,458)	9,617,504	2,975,913
Accrued liabilities	437,960	3,928,196	84,171
Due to clearing and other brokers	21,157	(4,249)	(107,684)
Net cash (used in) provided by operating activities	(24,945,255)	18,571,245	(2,323,878)
Cash flows from investing activities:
Purchase of equipment and fixtures	(203,566)	(170,541)	(78,216)
Acquisition of Catalyst	—	—	(58,558)
Proceeds from sale of Catalyst	—	163,219	—
Investment in MCF Navigator fund	—	—	(7,500,000)
Redemption from MCF Navigator fund	—	—	7,500,000
Acquisition of MedPanel	—	670,027	—
Increase in intangible assets	—	(694,612)	—
Net cash used in investing activities	(203,566)	(31,907)	(136,774)
Cash flows from financing activities:
Proceeds from the issuance of common stock	—	185,041	603,070
Proceeds from the exercise of stock options and warrants	470,303	172,996	302,017
Proceeds from convertible debenture and stock warrant	—	—	7,500,000
Repayment of convertible debenture	—	—	(7,500,000)
Debt service principal payments	(702,663)	(681,764)	(484,524)
Net cash (used in) provided by financing activities	(232,360)	(323,727)	420,563
Increase (decrease) in cash and cash equivalents	(25,381,181)	18,215,611	(2,607,667)
Cash and cash equivalents at beginning of year	31,962,201	13,746,590	11,138,923
Cash and cash equivalents, assets held for sale	(222,892)	(308,544)
Cash and cash equivalents at end of year	$6,358,128	$31,653,657	$13,746,590

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year ended December 31,
	2008	2007	2006
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$79,941	$121,331	$323,345
Income taxes	$565,959	$120,400	$18,800
Non-cash investing and financing activities:
Conversion of note payable into common stock	$200,000	$—	$—
Purchase of equipment and fixtures through capital lease	$805,776	$182,665	$799,709
Issuance of common stock for MedPanel	$193,350	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Merriman Curhan Ford Group, Inc. (formerly MCF Corporation) is a financial services holding company that provides investment banking, capital markets services, corporate and venture services, investment banking, asset management and primary research through its operating subsidiaries, Merriman Curhan Ford & Co., Panel Intelligence, LLC (“Panel”) and MCF Asset Management, LLC.  In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to begin the process of liquidating the funds under management by MCF Asset Management, LLC and is still consolidated in the accompanying financial statements as of and for the years ended December 31, 2008 and 2007.  In January 2009, Merriman Curhan Ford Group, Inc. sold its primary research business, Panel Intelligence, LLC, and has presented its results of operations as discontinued operations, see Note 8 for further discussion.  Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. Panel Intelligence offers primary research services to biotechnology, pharmaceutical, medical device, clean technology and financial services companies. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the Financial Industry Regulatory Authority and Securities Investor Protection Corporation.

Merriman Curhan Ford Group, Inc., also referred to as the Company, formerly Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., is a Delaware corporation organized on May 6, 1987. The Company’s common stock was listed on the American Stock Exchange in July 2000 and was listed on Nasdaq in February 2008, where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, California.

Prior to 2002, the Company was engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. This prior business experienced significant net losses that resulted in an accumulated deficit of $87,731,000 as of December 31, 2001.

In December 2001, the Company acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to Merriman Curhan Ford & Co. The Company formed MCF Asset Management, LLC in January 2004, MCF Wealth Management, LLC in January 2005, and acquired Panel Intelligence, LLC in April 2007 as wholly owned subsidiaries. Panel Intelligence, LLC is accounted for as discontinued operations in these consolidated financial statements for the years ended December 31, 2008 and 2007 while MCF Wealth Management, LLC was accounted for as such for the year ended December 31, 2006.

2. Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2008, Merriman Curhan Ford Group, Inc. wholly owned three U.S. subsidiaries.  The subsidiaries Merriman Curhan Ford & Co. and MCF Asset Management, LLC have been consolidated in the accompanying financial statements.  In January 2009, Merriman Curhan Ford Group, Inc. sold its third subsidiary, Panel Intelligence, LLC, and has presented its results of operations as discontinued operations.  All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Restricted Cash and Letters of Credit

Restricted cash includes cash deposited with our clearing broker and cash collateral for a stand-by letter of credit with a commercial bank.  The letters of credit satisfy deposit requirements of the Company’s operating leases.

Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statement of operations.   The securities owned are classified into “Marketable”, “Non-marketable” and “Other”.  Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under Rule 144A or have some restriction on their sale whether or not a buyer is identified.  Other securities consist of investments accounted for under the equity method.

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in Principal Transactions in the consolidated statements of operations.  The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, securities owned, due from clearing broker, accounts receivable, assets held for sale, accounts payable, commissions and bonus payable, accrued expenses, due to clearing and other brokers, liabilities held for sale and securities sold, not yet purchased, approximate their fair values.

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. , the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which there are market-based implied volatilities, unregistered common stock and thinly traded common stock.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 4.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectibility of outstanding invoices is continually assessed. In estimating the allowance, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay.

We recorded $733,000 and $57,000 as of December 31, 2008 and 2007, respectively, as an allowance for uncollectible accounts.

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

Discontinued Operations and Assets Held For Sale

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less estimated cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. For businesses classified as discontinued operations, statement of operations results are reclassified from their historical presentation to discontinued operations in the consolidated statements of operations for all periods presented. The gains or losses associated with these divested businesses are recorded in (loss) income from discontinued operations in the consolidated statements of operations. Additionally, segment information does not include the results of businesses classified as discontinued operations.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Goodwill and Intangible Assets

In accordance with SFAS 142, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.  When available, recent, comparable transactions are used to estimate the fair value of the respective reporting unit. The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, discounted cash flow scenarios are used to estimate the fair value of the reporting units.

The goodwill and intangible assets recorded by the Company are related to its acquisition of Panel.  These are more discussed more fully in Note 8.

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

Primary Research Revenue

Revenue from primary research services is recognized on a proportional performance basis as services are provided.  It is reported in the consolidated statement of operations as a part of the loss from discontinued operations.

Cost of Primary Research Services

Direct costs associated with generating primary research revenue principally consist of panelist honorarium and recruitment costs. Medical experts receive cash honoraria for participating in qualitative panels and quantitative surveys. The Company pays the honoraria to the panelists when the panel or survey has been completed and records this expense as incurred.  These are reported in the consolidated statements of financial condition as a part of the loss from discontinued operations.

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the years ended December 31, 2008 and December 31, 2007 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

Deferred Revenue

Through its subsidiary Merriman Curhan Ford & Co., the Company provides OTCQX Advisory Services, in the form of assistance to its clients in listing on OTCQX, a tier of Pink Sheets, along with other services that facilitate their access to institutional capital markets.

Deferred revenue mainly represents customer billings made in advance to certain clients for due diligence services, and annual support contract for providing services as their Principal American Liaison (PAL) if a non-U.S. company or a Designated Advisor for Disclosure (DAD), if a U.S. company. The revenue for due diligence work is recognized at its completion, typically a three-month period. The revenue for advisory services is recognized on a monthly basis in the period after due diligence is completed and before the end of the engagement term.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.   Merriman Curhan Ford Group, Inc. adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, on January 1, 2007.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated for the year ended December 31, 2007 by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2008 and 2006, because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

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

As of December 31, 2008, the Company held concentrated positions in two securities with a total value in the amount of $2,749,000. The stock prices of these equity securities are highly volatile and they are relatively illiquid.  The weighted average price of these concentrated positions in two securities declined by 12% subsequent to December 31, 2008.

During 2008, two sales professionals accounted for 21% and 20% of  total revenue, respectively.  During 2007 and 2006, no sales professional accounted for more than 10% of revenue. During the year ended December 31, 2008, one customer accounted for 18% of total revenue.  During the years ended December 31, 2007 and 2006, no single customer accounted for more than 10% of revenue.

Segment Reporting

The Company organizes its operations into two operating segments for the purpose of making operating decisions and assessing performance. These operating segments are organized along operating subsidiaries, Merriman Curhan Ford & Co. and MCF Asset Management, LLC.  Accordingly, the Company operated in two reportable operating segments in the United States during 2008. In January 2009, the Company sold its primary research business, Panel Intelligence, LLC, and has presented its results of operations as discontinued operations, see Note 8 for further discussion.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Newly Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 6, 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS No. 159 on any individual instrument as of January 1, 2008.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 46R-7, Application of FASB Interpretation No. 46(R) to Investment Companies (“FSP FIN 46R-7”), which amends the scope of the exception to FIN No. 46R to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46R. This interpretation is effective for fiscal years beginning on or after December 15, 2007. The adoption of FSP FIN No. 46R-7 did not have a material impact on the Company’s consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”), which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141R will have a material impact on its consolidated financial position or results of operations.

Also in December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 applies to all fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. The Company does not expect the adoption of SFAS 160 will have a material effect on its consolidated financial statements.

In February 2008, the FASB issued FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP FAS 157-1”), which amends SFAS 157 to exclude its applicability to leases, except if the lease asset is acquired or lease liability is assumed as part of a merger or business combination. FSP FAS 157-1 was effective upon the initial adoption of SFAS No. 157. The adoption of FSP FAS 157-1 did not have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”),  which clarifies the application SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP-157-3 effective September 30, 2008. The implementation of FSP 157-3 did not affect the Company’s fair value measurements of financial assets as of December 31, 2008 and had no impact on its consolidated results of operations or financial condition.

3. Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the year ended December 31, 2008, the Company incurred a net loss of $30,274,000 and used $24,945,000 in net cash from operating activities.  At December 31, 2008, the Company had cash and cash equivalents of $6,358,000, marketable securities of $4,623,000 and receivables from clearing broker of $1,753,000.  The Company had liabilities of $11,150,000.  The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

The Company is in the process of implementing a plan to increase its operating flexibility and extend its cash reserves. The plan primarily consists of four steps which are more fully described below:

1.	Reduce operating costs
2.	Shed non-essential operations
3.	Negotiate a settlement of pending litigations
4.	Raise additional capital

During 2008 and early 2009, the Company implemented significant expense control and cost reduction programs focused on reducing cash losses and increasing operational flexibility in which it has eliminated more than $10 million in annual operating expenses. The primary contributor to these savings has been the elimination of more than 50% of the Company’s workforce, as well as salary reductions. The CEO, the Head of Institutional Securities and the Head of Professional Services voluntarily eliminated their salaries.  They will be remunerated based on month-to-month profitability.  The Board of Directors has, as of early 2009, also voluntarily eliminated its compensation.  The Company believes that it has been able to execute these reductions with limited impact to its ability to generate and execute new business in the current market environment. With these measures largely complete, the company believes that it has increased its ability to meet its obligations during 2009 and beyond.

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management was able to reach a deal that substantially increases the near-term flow of capital. Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary which had been costing the Company considerable capital during 2008. The result of these actions has been to reduce operating loses and increase available cash.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Going Concern - (continued)

The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether it will serve the Company’s aims and should a settlement result, it is not yet estimable.

The Company is assessing interest of potential investors in providing additional capital to the business. While the Company does not have a definitive agreement from any investor, preliminary discussions have yielded some interest subject to the completion of the three steps outlined above.  There are no assurances that the Company will be successful in completing its plans outlined above and ultimately in raising additional capital.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a significant drain on corporate resources. The Company believes that its reduced cost structure and shedding of non core business has increased its operating runway. However, if operating conditions worsen in 2009 or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

4. Fair Value of Assets and Liabilities

Fair value is defined as the price at which an asset would sell for or an amount paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

Securities Owned

Corporate Equities

Corporate equities are comprised primarily of exchange-traded equity securities that the Company takes selective proprietary positions based on expectations of future market movements and conditions. They are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

Stock Warrants

Stock warrants represent warrants to purchase equity in a publicly traded company.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy.

Underwriters’ Purchase Options

Underwriters’ purchase options represent the overallotment of units for a publicly traded company for which the Company acted as an underwriter.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology. They are classified within Level 3 of the fair value hierarchy.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value of Assets and Liabilities - (continued)

Preferred Stock

Preferred stock represents preferred equity in a publicly traded company.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price of the common stock to value the security. They are classified within Level 1 of the fair value hierarchy.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are comprised primarily of exchange-traded equity securities that the Company sold short based on expectations of future market movements and conditions. They are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

In accordance with SFAS 157, assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$3,353,784	$650	$695	$3,355,129
Stock warrants	—	—	1,605,451	1,605,451
Underwriters’ purchase option	—	—	27,995	27,995
Preferred stock	63	—	—	63
Total securities owned	3,353,847	650	1,634,141	4,988,638

Liabilities:
Securities sold, not yet purchased	903,217	—	—	903,217

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal 2008.  The unrealized gains or (losses) during the period for assets and liabilities within the Level 3 category presented in the table below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Balance at December 31, 2007	$489,453	$1,756,580	$194,957	$2,440,990
Purchases, issuances, settlements, and sales	920,412	807,449	—	1,727,861
Net transfers in / (out)	(1,299,696)	—	—	(1,299,696)
Gains / (losses)
Realized	—	107,310	—	107,310
Unrealized	(109,474)	(1,065,888)	(166,962)	(1,342,324)
Balance at December 31, 2008	$695	$1,605,451	$27,995	$1,634,141

Change in unrealized gains/ (losses) relating to instruments still held at December 31, 2008	$(54,716)	$(891,369)	$(166,962)	$(1,113,047)

Gains/(losses) (both realized and unrealized) for Level 3 financial instruments are a component of Principal transactions revenue in the statements of income.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2008	2007

Computer equipment	$568,116	$776,578
Furniture and equipment	1,223,050	1,045,220
Software	183,098	164,690
Leasehold improvements	1,641,497	1,010,378
	3,615,761	2,996,866
Less accumulated depreciation	(2,355,750)	(2,000,986)
	$1,260,011	$995,880

Equipment and fixtures purchased with capital lease financing during 2008 and 2007 were $806,000 and $183,000, respectively.  See Note 14 for additional information on capital leases.

6. Notes Payable and Convertible Notes Payable

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes bear interest at 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes could be converted to common stock at a rate of $1.40 per share. In connection with the private placement, the Company issued warrants to purchase 178,300 shares of common stock with an exercise price of $2.10 per share and a five-year term. The convertible notes were recorded in the statements of financial condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount was being amortized over the five-year term. In October 2003, notes payable with a face amount of $500,000 were converted under their original terms into 51,021 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000. In December 2004, notes payable with a face amount of $300,000 were converted under their original terms into 30,613 shares of common stock resulting in the accelerated amortization of discounts in the amount of $50,000. Amortization of discounts during 2007 and 2006 was approximately $10,000 and $10,000, respectively.

In April 2008, the remaining balance of $200,000 was converted in the Company’s common stock in the amount of 142,858 shares.  There is no remaining unamortized discount or warrants exercisable as of December 31, 2008.

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

 In May 2008, the remaining balance of the convertible note was paid off.  As of December 31, 2008, there is no balance on the note.

Convertible Note Payable Issued in 2006

In March 2006, the Company completed a $7.5 million private placement of a variable rate secured convertible debenture with a detachable stock warrant. The issue was placed with Midsummer Investment, Ltd (“Midsummer”). The Company invested the proceeds in one of the proprietary funds managed by MCF Asset Management, LLC, a wholly owned subsidiary. The debenture bore interest at a variable rate based on the annual investment performance of the investment in the proprietary funds managed by MCF Asset Management, LLC. The maturity date of the note was December 31, 2010.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Notes Payable and Convertible Notes Payable - (continued)

In December 2006, the Company repaid the $7.5 million variable rate secured convertible note. The proceeds to repay the $7.5 million convertible note were provided by redemption from the MCF Navigator fund. Midsummer retained the stock warrant to purchase 267,858 shares of common stock. The Company recorded a loss on the repayment of the convertible note in the amount of $1,349,000 which consisted of $1,154,000 for the write-off of the unamortized discount related to the stock warrant and $195,000 for the write-off the unamortized debt issuance costs.  All of the 267,858 warrants issued are still outstanding as of December 31, 2008.

Interest payable in connection with the notes described above is included with accrued liabilities balance in the statements of financial condition. As of December 31, 2008 and 2007, interest payable amounted to $0 and $1,500, respectively.

7. Stockholders’ Equity

Reverse Stock Split

On August 4, 2006, the Company’s Board of Directors approved a one-for-seven reverse stock split of the Company’s common stock. The reverse stock split became effective at 11:59 pm, Eastern Time, on November 15, 2006. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company’s Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock and 60,000,000 shares of preferred stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations

Panel Intelligence

On April 17, 2007, Merriman Curhan Ford Group, Inc. acquired 100 percent of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence LLC (“Panel”) and made into a subsidiary of the Company. The results of Panel’s operations have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel's proprietary methodology and vast network of medical experts.

The Company paid $6.1 million in common stock for Panel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of the Company's common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders were also entitled to additional consideration on the third anniversary from the closing which is based upon Panel Intelligence achieving specific revenue and profitability milestones.

In December 2008, the Company determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for its core business.   The Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” shown in the table below.  In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of the Company’s common stock in the amount of $100,000.

The revenue and expenses of Panel Intelligence has been reclassified and included in discontinued operations in the consolidated statements of operations.  Certain assets and liabilities of Panel have been reclassified and included in assets and liabilities for sale in the consolidated statements of financial condition.

The following revenue and expenses have been reclassified as discontinued operations for the years ended December 31, 2008 and 2007:

	2008	2007

Revenue	$6,304,420	$3,907,727
Operating expenses:
Compensation and benefits	3,533,175	2,432,438
Cost of primary research services	2,295,510	1,595,502
Professional services	188,157	37,978
Occupancy and equipment	354,388	223,716
Communications and technology	132,384	78,342
Depreciation and amortization	588,858	808,873
Travel and entertainment	140,399	107,275
Impairment of goodwill and intangible assets	4,538,945	–
Other expenses	323,458	208,635
	12,095,274	5,492,759
Operating loss	(5,790,854)	(1,585,032)
Interest expense, net	(10,222)	(2,756)
Net loss	$(5,801,076)	$(1,587,788)

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations - (continued)

The assets and liabilities of operations held for sale as of December 31, 2008 and 2007 are as follows :

	December 31,
	2008	2007
Assets:
Cash and cash equivalents	$222,892	$308,544
Accounts receivable	1,102,681	1,067,770
Furniture and equipment	163,505	249,811
Intangible assets, net of accumulated amortization	282,744	1,949,815
Prepaid expenses and other assets	186,216	3,195,431
	$1,958,038	$6,771,371
Liabilities:
Accounts payable	227,213	378,872
Commissions and bonus payable	110,632	170,728
Accrued liabilities	603,780	690,098
Capital leases	111,274	168,892
	$1,052,899	$1,408,590

Goodwill

The Company recorded $3,130,000 of goodwill on the consolidated statements of financial condition that related to the Company’s acquisition of Panel in April 2007. In March 2008, shares were released from escrow pursuant to the acquisition agreement and the value of the goodwill increased to $3,338,000.  In conjunction with the annual impairment testing in April 2008, the Company recorded a total impairment of $2,209,000.  In December 2008, goodwill was further impaired by $1,129,000 which reduced the goodwill to zero.  No goodwill impairment charge was recognized in 2007.

Intangible Assets

The components of intangible assets, all of which are related to the Panel acquisition, consist of the following

	As of December 31,
	2008	2007
Depreciable intangible assets:
Customer relationships	$990,000	$990,000
Database of panelists	220,000	220,000
Technology platform	360,000	360,000
Customer backlog	420,000	420,000
	1,990,000	1,990,000
Less: accumulated amortization	(1,216,327)	(750,185)
Less: impairment	(490,929)	–
	282,744	1,239,815
Non-depreciable intangible asset
Tradenames	710,000	710,000
Less: impairment	(710,000)
Total intangible assets, net of amort. and impairment	$282,744	$1,949,815

Total amortization expense for the above intangibles in 2008, 2007 and 2006 were $466,000, $750,000, and $0, respectively.  Total impairment loss related to intangible assets in 2008 amounted to $1,201,000.  No impairment loss was recorded in 2007.Annual amortization expense for 2008 for customer relationships, database of panelists, technology platform and customer backlog were $212,000, $110,000, $144,000 and $0, respectively.  The remaining lives of the intangible assets are 36, 4, and 10 months for customer relationships, database of panelists and technology platform, respectively.  Customer backlog has been fully amortized as of December 31, 2008.

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations - (continued)

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

The following revenue and expenses have been reclassified as discontinued operations for the years ended December 31, 2006:

2006

Revenue	$865,808
Operating expenses:
Compensation and benefits	736,536
Professional services	34,834
Occupancy and equipment	121,794
Communications and technology	15,410
Depreciation and amortization	56,137
Travel and entertainment	72,260
Other expenses	156,563
1,193,534
Operating loss	(327,726)
Interest income, net	3,513
Net loss	$(324,213)

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation Expense

Stock Options

The 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of non-vested stock options, and therefore as of December 31, 2008 and 2007 there were no shares subject to repurchase.

As of December 31, 2008, there were 7,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of December 31, 2008, 4,576,509 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three years ended December 31, 2008 was $2,139,000, $1,373,000, and $1,336,000, respectively.

The following table is a summary of the Company’s stock option activity for the three years ended December 31, 2008:

	2008		2007		2006
	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price	Shares	Wtd-Avg Exercise Price

Outstanding at beginning of year	4,066,259	$6.00	3,570,370	$6.19	3,324,358	$6.24
Granted	717,780	3.41	736,640	4.82	398,538	6.27
Exercised	(64,628)	(2.36)	(83,939)	(2.06)	(52,819)	(2.08)
Canceled	(3,552,294)	(5.59)	(156,812)	(6.76)	(99,707)	(10.38)
Outstanding at end of year	1,167,117	$5.85	4,066,259	$6.00	3,570,370	$6.19
Exercisable at end of year	646,907	$7.39	3,084,852	$6.16	2,934,029	$6.00

The total intrinsic value of options exercised during the year ended December 31, 2008 was $136,000.

The following table summarizes information with respect to stock options outstanding at December 31, 2008, based on the Company’s closing stock price on December 31, 2008 of $0.60 per share:

	Options Outstanding at December 31, 2008				Vested Options at December 31, 2008
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value

$ 0 - $ 3.50	330,592	5.35	$2.47	$—	231,847	$2.69		$—
$ 3.51 - $ 7.00	549,256	8.13	$4.38	—	150,349	4.86		—
$ 7.01 - $14.00	261,121	3.36	$9.05	—	238,563	9.16		—
$ 14.01 - $28.00	1,147	2.00	$15.34	—	1,147	15.34		—
$ 28.01 - $49.00	25,001	1.15	$49.00	—	25,001	49.00		—
	1,167,117	6.12	$5.85	$—	646,907	$7.39	$

As of December 31, 2008, total unrecognized compensation expense related to unvested stock options was $919,000. This amount is expected to be recognized as expense over a weighted-average period of 2.7 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three years ended December 31, 2008 was $215,000, $1,262,000, and $1,915,000, respectively.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation Expense - (continued)

The following table is a summary of the Company’s non-vested stock activity, based on the Company’s closing stock price on December 31, 2008 of $0.60 per share:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2005	581,412	$7.84	$4,558,000
Granted	90,003	7.16
Vested	(327,900)	(4.19)
Canceled	(37,506)	(10.78)
Balance as of December 31, 2006	306,009	$10.04	$3,072,000
Granted	153,828	4.48
Vested	(257,515)	(7.18)
Canceled	(21,702)	(9.49)
Balance as of December 31, 2007	180,620	$7.51	$1,356,000
Granted	79,265	2.34
Vested	(145,610)	(5.05)
Canceled	(65,496)	(5.00)
Balance as of December 31, 2008	48,779	$9.84	$479,985

The total intrinsic value of non-vested stock which vested during the year ended December 31, 2008 was $735,000.

As of December 31, 2008, total unrecognized compensation expense related to non-vested stock was $164,000. This expense is expected to be recognized over a weighted-average period of 0.90 year.

Employee Stock Purchase Plan

The Company issued all shares previously available under the Employee Stock Purchase Plan, or ESPP, to its employees through August 15, 2007. As of December 31, 2008, there are no shares available under the ESPP and the Company has no plan to request additional shares from the stockholders for this program. Compensation expense for ESPP during the years ended December 31, 2008, 2007 and 2006 was $0, $189,000, and $539,000, respectively. As of December 31, 2008, there was no unrecognized compensation expense related to the ESPP.

Employee Stock Option Give-Back Program

In October 2008, the Company implemented a Stock Option Give-Back Program which allowed all employees to give back stock options he or she was granted, whether vested or unvested.  Employees were notified that there would be no quid-pro-quo and that any employee who elected to give back any shares of stock options would not receive a grant for the period of six months and one day following the end of the program on October 31, 2008.

Sixteen employees elected to participate in the program collectively giving back 3,012,000 shares of stock options granted under the Company’s various plans.  The Company recorded a compensation expense of $993,000 related to the give-back program.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation Expense - (continued)

Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R)

The weighted average fair value of each stock option granted for 2008, 2007, and 2006 was $2.16, $2.54, and $3.59, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2008, 2007, and 2006:

	2008	2007	2006

Volatility	70%	63%	81%
Average expected term (years)	6.3	4.2	4.4
Risk-free interest rate	3.10%	4.55%	4.75%
Dividend yield	—	—	—

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Share-Based Compensation Expense - (continued)

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

As share-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008, 2007, and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience.

Assumptions for Non-Vested Stock Awards under SFAS 123(R)

The fair value of each non-vested stock award is estimated on the date of grant using the intrinsic value method. The weighted average fair value of the non-vested stock granted under the Company’s stock option plans for 2008, 2007, and 2006 was $2.34, $4.48, and $7.16 per share, respectively.

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

10. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the three years ended December 31, 2008.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

Income tax (benefit) expense consisted of the following for the three years ended December 31, 2008:

	2008	2007	2006
Current:
Federal	$(1,627,734)	$1,857,783	$—
State	(7,480)	604,832	—
Total	$(1,635,214)	$2,462,165	$—

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the three years ended December 31, 2008:

	2008	2007	2006

Federal statutory income tax rate (benefit)	(34)%	34%	(34)%
State income taxes	(7)	8	(5)
Loss on retirement of convertible note payable	—	—	5
Permanent differences	3	9	13
Losses for which no benefit has been recognized	—	—	21
Valuation allowance	33%	(30)%	—
Effective tax rate	(5)%	21%	—%

The effective tax rate is influenced by the Company's performance and tax planning opportunities available in the various jurisdictions in which the Company operates.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2008 and 2007 are presented as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$23,149,680	$16,016,822
Stock options and warrants for services	—	12,411,225
Other	3,148,077	(154,566)
Total deferred tax assets	26,297,757	28,273,481
Valuation allowance	(26,297,757)	(28,273,481)
Net deferred tax assets	$—	$—

The net change in the valuation allowance for the year ended December 31, 2008 was a decrease of $1,976,000. This reduction was primary the result of cancellation of the Company’s employee stock options during 2008 and of unrealized losses and gains of securities in the Company’s proprietary trading account, both included in Other listed above. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2008, the Company had federal and state operating loss carryforwards of approximately $61,171,000 and $41,376,000, respectively. If not earlier utilized, the federal net operating loss carryforward will expire between 2021 and 2028 and the state loss carryforward will expire between 2009 and 2018. Utilization of the net operating loss carry-forwards and credits is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation will result in the expiration of a portion of net operating loss carryforwards before utilization.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes - (continued)

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

The following is a rollforward of our total gross unrecognized tax benefit liabilities for the year ended December 31, 2008:

Balance as of December 31, 2007	$1,838,743
Tax positions related to current year:
Additions	-
Reductions	(1,838,743)
Tax positions related to prior year:
Additions	-
Reductions	-
Settlements	-
Lapses in statues of limitations	-
Balance as of December 31, 2008	$-

The reduction in the unrecognized benefit in the current year is due to a favorable IRS ruling regarding timing of recognition of principal transaction revenue in 2008.

The Company’s tax years 2001-2008 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2000-2008 will remain open for all tax years with loss carryovers for examination by state tax authorities. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

12. (Loss) Earnings per Share

The following is a reconciliation of the basic and diluted net (loss) income available to common stockholders and the number of shares used in the basic and diluted net (loss) income per common share computations for the periods presented:

	2008	2007	2006

Net (loss) income available to common stockholders — basic	$(30,273,805)	$9,323,035	$(8,220,415)
Interest on convertible note payable	—	16,336	—
Net (loss) income available to common stockholders — diluted	(30,273,805)	9,339,371	(8,220,415)
Weighted-average number of common shares — basic	12,550,872	11,528,187	9,989,265
Assumed exercise or conversion of all potentially dilutive common shares outstanding	—	1,115,337	—
Weighted-average number of common shares — diluted	12,550,872	12,643,524	9,989,265
Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.95)	$0.95	$(0.79)
Loss from discontinued operations	(0.46)	(0.14)	(0.03)
Net (loss) income	$(2.41)	$0.81	$(0.82)
Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.95)	$0.86	$(0.79)
Loss from discontinued operations	(0.46)	(0.12)	(0.03)
Net (loss) income	$(2.41)	$0.74	$(0.82)

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated for 2007 by dividing net income by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including unvested restricted stock. Diluted loss per share is unchanged from basic loss per share for 2008 and 2006 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income (loss) per share computation in the above table include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted earnings per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. The dilutive impact of the Company’s stock options was calculated using an average price of the Company’s common stock of $2.35, $4.56, and $6.41 per share for 2008, 2007, and 2006, respectively.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. (Loss) Earnings per Share - (continued)

The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2008	2007	2006

Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	1,354,525	1,799,523	1,397,022
Weighted average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	170,665	—	1,833,389
Weighted average shares issuable upon conversion of the convertible notes payable	46,576	—	704,960
Weighted average shares contingently issuable	—	—	73,402
Total common stock equivalents excluded from diluted net income (loss) per share	1,571,766	1,799,523	4,008,773

13. Business Segments

The Company’s business results are categorized into the following two segments: investment bank / broker-dealer and asset management. The investment bank / broker-dealer segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. Our asset management segment manages investment products for investors. We sold our wealth management subsidiary in January 2007 and our primary research subsidiary in January 2009. The results from these segments have been treated as discontinued operations.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 2.

Revenue generating activities between segments are eliminated from the segments results for reporting purposes. These activities include fees paid by the Asset Management segment to the Primary Research segment for the management of its investment portfolio.

The Company’s segment information for the three years ended December 31, 2008 is prepared using the following methodology:

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segments - (continued)

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue, income and assets:

		2008	2007	2006

Broker-Dealer	Revenue	$37,543,942	$83,089,245	$51,436,697
	Operating expenses	43,854,921	60,251,106	49,720,757
	Segment operating (loss) income	$(6,310,979)	$22,838,139	$1,715,940
	Segment assets	$15,411,348	$53,653,805	$27,501,531

Asset Management	Revenue	$(976,106)	$659,020	$381,941
	Operating expenses	2,026,689	1,127,413	761,805
	Segment operating loss	$(3,002,794)	$(468,393)	$(379,864)
	Segment assets	$577,867	$3,363,019	$1,231,842

Corporate Support	Operating loss	$(17,097,814)	$(9,323,381)	$7,833,368
	Segment assets	$2,876,375	$7,556,507	$1,764,840

Consolidated Entity	Revenue	$36,567,836	$83,748,265	$51,818,638
	Operating expenses	62,979,424	70,701,900	58,315,930
	Operating (loss) income	$(26,411,588)	$13,046,365	$(6,497,292)
	Total assets	$18,865,590	$64,573,331	$30,498,213

14. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2008, consisting of future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases

2009	$1,772,554	$634,968
2010	1,720,897	319,733
2011	1,658,148	146,647
2012	1,095,440	—
2013	616,000	—
Thereafter	—	—
Total commitments	6,863,039	1,101,348
Interest	—	(66,441)
Net commitments	$6,863,039	$1,034,907

The Company leases its San Francisco corporate office under a noncancelable operating lease which expires in August 2011. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,587,000, $973,000 and $1,043,000 in 2008, 2007 and 2006, respectively.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee.  These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels.  As December 31, 2008 and 2007, the Company had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements.  At December 31, 2008 and 2007, the Company had $250,000 of cash on deposit with its clearing broker.  Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies - (continued)

Legal Proceedings

The Company responded to a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California for documents relating to the activities of a former retail broker of the Company, David Scott Cacchione, and one of his customers, William Del Biaggio III.  Cacchione’s activities under investigation relate primarily to the apparent misuse of various client accounts as collateral for loans to Del Biaggio.  Cacchione purportedly signed “account control agreements” in which he purported to act on behalf of the Company to authorize the use of various client accounts as security for loans to the customer from various third-party lenders.

Cacchione appears to have improperly provided client account statements to third-party lenders or to Del Biaggio for the purpose of representing to the lenders that the accounts belonged to Del Biaggio.  The retail client account statements were altered so that the accounts appear to belong to Del Biaggio when in fact some of the accounts belonged to other Merriman Curhan Ford & Co. retail clients.  Del Biaggio is no longer a customer of the Company and recently pleaded guilty to securities fraud in the United States District Court, Northern District of California.

Cacchione has been terminated.  The Company’s internal investigation thus far has found no evidence that any of Cacchione’s supervisors or any member of management was aware of these activities until they were uncovered.  The Company cooperated fully with the Grand Jury inquiry and produced the documents called for by the subpoena.

The Company was also subject to a formal investigation commenced by the Securities and Exchange Commission (“SEC”).  The SEC investigation appeared to relate in part to the subject matter of the Grand Jury inquiry, i.e., Cacchione’s misuse of client accounts as collateral for loans to the customer.  It also appeared to relate to other possible violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder by Cacchione in the handling of his client accounts.  The SEC investigation further appeared to relate to the Company’s trading activities in various stocks in possible violation of Rule 10b-5 as well as to a failure to adequately supervise its personnel with a view toward preventing violations of the federal securities laws.  The Company cooperated fully with the SEC in its investigation.  The SEC has given no indication it has concluded its investigation.

The investigation relating to client accounts appears to involve only Cacchione’s retail accounts.  The Company’s high-net-worth client retail brokerage business accounted for less than 2 % of the Company’s revenue in 2008.  The Company is phasing out this business and will concentrate on strengthening its core institutional brokerage and investment banking businesses.  The Company also is re-examining its compliance policies and procedures as well as the alignment of the supervisory and compliance related functions of various members of management.

Several lawsuits have been filed against Merriman Curhan Ford & Co. in connection with the alleged actions of Del Biaggio, and Cacchione.  The total amount of damages sought under such lawsuits is over $43 million. The Company anticipates at least two additional lawsuits will be filed against Merriman Curhan Ford & Co. by a lender to the Customer on similar facts to the lawsuits described below, with claims believed to be approximately $12 million.  The Company denies any involvement and will defend itself and attempt to ensure that the most favorable outcome of these lawsuits for itself and its shareholders.

Due to the early stages of these legal matters, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, it has not provided an accrual for these lawsuits. If Merriman Curhan Ford & Co. were to be found liable in all of these lawsuits and the plaintiffs were to be awarded the damages they seek, it may have a severe impact on the Company's financial condition. Even if the Company ultimately prevails in all of these lawsuits, it may incur significant legal fees which may have a severe impact on the Company's financial condition.

The Company entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its former employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether it will serve the Company’s aims and should a settlement result, it is not yet estimable.

In addition, the company received demand letters after December 31, 2008 from individuals claiming to have suffered damages as a result of. Cacchione’s actions.  The Company believes it has meritorious defenses to all the demands received to date and intends to contest them vigorously. This case is in its early stage.  The Company believes it is unlikely to result in an adverse outcome.  Should it result in an adverse outcome, it does not believe that the outcome will have a material effect on its financial position, financial results or cash flows.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies - (continued)

Thomas O'Shea v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Thomas O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract, quantum meruit, and unjust enrichment based on his allegations that he was to be paid more for his work. The matter proceeded to an arbitration hearing in October 2008 and an award was made in favor of O’Shea. $880,000.  As of December 31, 2008, the Company reserved for the amount of the settlement.

Peter Marcil v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in January 2009, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. Marcil resigned from Merriman Curhan Ford & Co. in March of 2007. Mr. O’Shea alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim.   Merriman Curhan Ford & Co. has not replied to the claim and an arbitration hearing date has not been set.  We believe that we have meritorious defenses and intend to contest this claim vigorously.  However, in the event that we do not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

The Company believes that these cases are either unlikely to result in adverse rulings or are in early stages and the amount of a likely adverse ruling cannot be estimated at present.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to its business.

15. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2008 and 2007, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk - (continued)

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the three years ended December 31, 2008. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

 16. Reductions in Force

The Company performed two reductions in force (RIFs) in 2008 – one on August 6, 2008 and one on October 15, 2008.  The August RIF affected 25 employees and the October RIF affected 16 employees.  The one-time termination benefits expensed by the Company for the RIFs were $216,000 and $170,000 for August and October, respectively, which have been reported under compensation and benefits in the consolidated statements of operations.  In addition, the October RIF had associated contract termination costs related to the lease of office space.  That cost was an additional $56,000 in expense which has been reported under occupancy and equipment in the consolidated statements of operations.  There were no assets disposed or any other expenses incurred.  These expenses were recorded in the third and fourth quarters of 2008.

17. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2008, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $2,899,000, which exceeded the amount required by $1,899,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

18. Related Party Transactions

As described in Note 6, the Company issued a $400,000 convertible note payable during 2001 to the former Chairman and CEO of the Company in connection with severance terms included in his employment agreement. In May 2003, the Company and Mr. Sledge agreed to convert the principal and interest due at maturity into a five year fully amortizing note payable. As of April 30, 2008, the remaining principal amount of the note payable was converted to common shares of the Company. Mr. Sledge served as a member of the Company’s Board of Directors until March 2007.  There was no outstanding balance for the convertible note as of December 31, 2008.

From time to time, officers, directors, employees and/or certain large stockholders of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

19. Quarterly Financial Data (Unaudited)

The table below sets forth the operating results represented by certain items in the Company’s consolidated statements of operations for each of the eight quarters in the period ended December 31, 2008. This information is unaudited, but in the Company’s opinion reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Data (Unaudited) - (continued)

	2008
	1st	2nd	3rd	4th

Revenue	$10,211,455	$14,197,041	$4,494,943	$7,664,397
Operating expenses	16,983,595	18,180,284	15,785,800	12,029,745
Operating loss from continuing operations	(6,772,140)	(3,983,243)	(11,290,857)	(4,365,348)
Loss from continuing operations	(6,693,504)	(2,126,098)	(11,313,824)	(4,339,302)
Loss from discontinued operations	(356,469)	(2,987,748)	(409,513)	(2,047,347)
Net loss	(7,049,973)	(5,113,846)	(11,723,337)	(6,386,649)
Basic net loss per share:
Loss from continuing operations	(0.54)	(0.17)	(0.90)	(0.34)
Loss from discontinued operations	(0.03)	(0.24)	(0.03)	(0.16)
Net loss	$(0.57)	$(0.41)	$(0.93)	$(0.50)
Diluted net loss per share:
Loss from continuing operations	(0.54)	(0.17)	(0.90)	(0.34)
Loss from discontinued operations	(0.03)	(0.24)	(0.03)	(0.16)
Net loss	$(0.57)	$(0.41)	$(0.93)	$(0.50)

	2007
	1st	2nd	3rd	4th

Revenue	$14,323,144	$19,399,287	$16,465,566	$33,560,268
Operating expenses	14,322,037	16,632,455	15,633,279	24,114,129
Operating income from continuing operations	1,107	2,766,832	832,287	9,446,139
Income from continuing operations	69,256	2,791,998	949,374	7,100,196
Loss from discontinued operations	—	(471,625)	(760,914)	(355,250)
Net income	69,256	2,320,373	188,460	6,744,946
Basic net income (loss) per share:
Income from continuing operations	0.01	0.24	0.08	0.59
Loss from discontinued operations	—	(0.04)	(0.06)	(0.03)
Net income	$0.01	$0.20	$0.02	$0.56
Diluted net income (loss) per share:
Income from continuing operations	0.01	0.22	0.07	0.54
Loss from discontinued operations	—	(0.04)	(0.06)	(0.03)
Net income	$0.01	$0.18	$0.01	$0.51

20. Subsequent Events

Sale of a Subsidiary

As mentioned in Note 8 above, on January 30, 2009, the Company sold assets related to Panel Intelligence, LLC, its wholly-owned subsidiary to a group of investors for $1,000,000 and shares of the Company’s common stock in the amount of $100,000.  As part of the sale agreement, the Company received 175,439 shares of Merriman Curhan Ford Group, Inc. common stock previously issued to the CEO and the COO of Panel Intelligence. These shares were returned to the Company’s treasury and classified as treasury stock with a volume-weighted average value of $100,000 over the 30 days immediately preceding the transaction date of January 30, 2009.

Sale of a Line of Business

The Company’ broker-dealer subsidiary Merriman Curhan Ford & Co. entered into an agreement dated January 16, 2009 for the sale of one of its lines of business and certain related assets.  The business was, at December 31, 2008, integrated with the Company’s other broker-dealer operations.  The purchaser is Institutional Cash Distributors LLC, a California Limited Liability Company.  Tom Newton, Ed Baldry, and Jeff Jellison, employees of the Company, are members of Institutional Cash Distributors LLC.

The assets sold include the Company’s rights in trademark, copyright and other intellectual property used in the business, customer lists, marketing materials, and books and records.  Consideration for the assets consists of $2 million payable in cash in monthly installments.

Reduction in Force

On January 23, 2009 the Company performed an additional RIF affecting 10 employees.  There were one-time termination benefits of $41,000.  There were no disposal of assets nor contract terminations associated with the RIF.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Ernst & Young LLP, independent auditors, as stated in their audit report appearing herein.

During the year ended December 31, 2008 and through the date of this Annual Report on Form 10-K, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Ernst & Young LLP’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in internal controls - No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Merriman Curhan Ford Group, Inc.

We have audited Merriman Curhan Ford Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Merriman Curhan Ford Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Merriman Curhan Ford Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merriman Curhan Ford Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Merriman Curhan Ford Group, Inc. and our report dated March 30, 2009 expressed an unqualified opinion thereon, that included an explanatory paragraph regarding Merriman Curhan Ford Group Inc.’s ability to continue as going concern.
.

/s/ Ernst & Young LLP

San Francisco, California
March 30, 2009

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference to the Company’s definitive 2009 Proxy Statement.

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2009 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2009 Proxy Statement.

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

Merriman Curhan Ford Group, Inc.

March 30, 2009	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer	March 30, 2009
D. Jonathan Merriman

/s/ Peter V. Coleman	Chief Financial Officer and	March 30, 2009
Peter V. Coleman	Principal Accounting Officer

/s/ John M. Thompson	Chairman of the Board of Directors	March 30, 2009
John M. Thompson

/s/ Patrick H. Arbor	Director	March 30, 2009
Patrick H. Arbor

/s/ William J. Febbo	Director	March 30, 2009
William J. Febbo

/s/ Raymond J. Minehan	Director	March 30, 2009
Raymond J. Minehan

/s/ Dennis G. Schmal	Director	March 30, 2009
Dennis G. Schmal

/s/ Jeff Soinski	Director	March 30, 2009
Jeff Soinski

/s/ Steven W. Town	Director	March 30, 2009
Steven W. Town

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

3.4
Certificate of Amendment to the Certificate of Incorporation changing name from MCF Corporation to Merriman Curhan Ford Group, Inc. (incorporated herein by reference to Exhibit 99.2 to MCF’s Current Report on Form 8-K filed on May 14, 2008 (Reg. No. 001-15831).

4.1
Form of Convertible Subordinated Note related to MCF private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2
Form of Class A Redeemable Warrant to Purchase Common Stock of MCF related to Merriman Curhan Ford Group, Inc. private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

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

Exhibit No.	Description

10.30+
Offer of Employment Agreement between Merriman Curhan Ford Group, Inc. and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference (Reg. No. 001-15831).

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

10.35+
Employment Agreement between Merriman Curhan Ford Group, Inc. and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to MCF’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

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

10.39
Securities Exchange Agreement in connection with Merriman Curhan Ford Group, Inc. dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to MCF’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

Exhibit No.	Description

10.43
Stock Purchase Agreement by and between Merriman Curhan Ford Group, Inc. and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.45
Employment Agreement between Merriman Curhan Ford Group, Inc. and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46
Employment Agreement between Merriman Curhan Ford Group, Inc. and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005) (Reg. No. 001-15831).

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