Form 10-K/A
period 2008-12-31
Merriman Curhan Ford Group, Inc.
filed 2009-04-30
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No ▪☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ▪☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ▪☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ▪☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ▪☐	Smaller Reporting Company ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 31, 2009 (the “Original Filing”). The Company is filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2008. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing or as of December 31, 2008 as required by the context, and the registrant has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 14 are true or complete as of any date subsequent to the date of the Original Filing.

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

Thomas O'Shea v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Thomas O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract,  quantum meruit , and unjust enrichment based on his allegations that he was to be paid more for his work. The matter proceeded to an arbitration hearing in October 2008 and an award was made in favor of O’Shea.  The matter was subsequently settled for the amount of $880,000.  As of December 31, 2008, the Company reserved for the amount of the settlement.

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

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e.  , the “exit price”) in an orderly transaction between market participants at the measurement date.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  (“FSP 157-3”) ,   which clarifies the application SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP-157-3 effective September 30, 2008. The implementation of FSP 157-3 did not affect the Company’s fair value measurements of financial assets as of December 31, 2008 and had no impact on its consolidated results of operations or financial condition.

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

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e.  , the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.     Merriman Curhan Ford Group, Inc. adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 , on January 1, 2007.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active  (“FSP 157-3”) ,   which clarifies the application SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance and includes prior period financial statements that have not yet been issued, and therefore the Company is subject to the provisions of FSP-157-3 effective September 30, 2008. The implementation of FSP 157-3 did not affect the Company’s fair value measurements of financial assets as of December 31, 2008 and had no impact on its consolidated results of operations or financial condition.

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies - (continued)

Thomas O'Shea v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in June 2006, our broker-dealer subsidiary Merriman Curhan Ford & Co. was served with a claim in NASD Arbitration by Thomas O’Shea. Mr. O’Shea is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. O’Shea resigned from Merriman Curhan Ford & Co. in July 2005. Mr. O’Shea alleges breach of an implied employment contract,  quantum meruit , and unjust enrichment based on his allegations that he was to be paid more for his work. The matter proceeded to an arbitration hearing in October 2008 and an award was made in favor of O’Shea. $880,000.  As of December 31, 2008, the Company reserved for the amount of the settlement.

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

In our opinion, Merriman Curhan Ford Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on   the COSO criteria .

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

San Francisco, California
March 30, 2009

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

John M. Thompson, 70, has served as Chairman of our Board of Directors since November 2007. An experienced business advisor, Mr. Thompson has chaired several boards of directors, including Arthur D. Little and MedPanel, Inc., and served on others. Mr. Thompson resigned as Chairman of Arthur D. Little in February 2003, upon completion of the sale of the company. Mr. Thompson was Chairman of MedPanel, Inc. from 1999 through April 2007, when MedPanel, Inc. was acquired by Merriman Curhan Ford Group, Inc. In his last executive position, he served as chairman and Chief Executive Officer of CSC Europe, overseeing all European operations for the Computer Sciences Corporation (NYSE: CSC). Mr. Thompson left Computer Sciences Corporation in April 1993. Prior to that, he was Vice Chairman of Index Group, the company that pioneered the concepts of process redesign and business reengineering. Mr. Thompson is well known on both sides of the Atlantic as a management consultant, helping better position firms for stronger growth. In the 1960's he was a co-founder of Interactive Data Corporation (NYSE:IDC). Mr. Thompson has been a guest faculty member at several universities including Harvard, MIT and Wharton, and he holds an M.A. from Cambridge University.

D. Jonathan Merriman, 48, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Curhan Ford Group, Inc. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations and currently holds a seat on the Board of Directors of Leading Brands, Inc.

Patrick H. Arbor, 72, has served as a member of our Board of Directors since February 2001 and has served as a member of the audit committee since April 2001. Mr. Arbor is currently on the Board of Directors of Macquarie Futures USA Inc., First Chicago Bank and Trust Company, and Western New Independent States Enterprise Fund, in addition to ours.  He was Chairman of United Financial Holdings Inc., a bank holding company, from 2000 to 2006 and was a principal of the trading firm of Shatkin-Arbor & Co. from 1997 to 2008. He is a longtime member of the Chicago Board of Trade (CBOT), the world’s oldest derivatives exchange, serving as the organization’s Chairman from 1993 to 1999. During that period, Mr. Arbor also served on the Board of Governors of the Trade Clearing Corporation and on the Board of Directors of the National Futures Association. Prior to that, he served as Vice Chairman of the CBOT for three years and ten years as a Director. Mr. Arbor’s other exchange memberships include the Chicago Board Options Exchange, the Mid-America Commodity Exchange and the Chicago Stock Exchange. Mr. Arbor received his undergraduate degree in business and economics from Loyola University.

Steven W. Town, 49, has served as a member of our Board of Directors from October 2000 to present and has served as a member of the compensation committee since April 2001. Mr. Town has served as Co-Chief Executive Officer of the Amerex Natural Gas, Amerex Power and Amerex Bandwidth, Ltd. Mr. Town began his commodities career in 1987 in the retail futures industry prior to joining the Amerex Group of Companies. He began the Amerex futures and forwards brokerage group in natural gas in 1990, in Washington D.C., and moved this unit of Amerex to Houston in 1992. During Mr. Town’s tenure as Co-Chief Executive Officer, the Amerex companies became a leading brokerage organization in their respective industries. Mr. Town left Amerex in October 2006, when Amerex was purchased by GFI Group, Inc. (GFIG), with final transaction economics in April 2008. Mr. Town is a graduate of Oklahoma State University.

Raymond J. Minehan, 67, has served as a member of our Board of Directors and as a member of our audit committee and compensation committee since August 2003. Since May 2005, Mr. Minehan has served as Chief Financial Officer for the Conservation and Liquidation Office of the State of California. From February 2002 to May 2005, Mr. Minehan was retired. From February 2001 to February 2002, Mr. Minehan served as the Chief Financial Officer at Memestreams, Inc., a startup company that was developing information management software. From January 1997 to August 2000, he served as the Chief Administrative Officer at Sutro & Co. where he was responsible for all administrative functions including finance, management information systems, telecommunications, operations, human resources and facilities. From 1989 to 1997, he served as Chief Financial Officer at Hambrecht & Quist, Inc. From 1972 to 1989, Mr. Minehan served as a partner with Arthur Andersen LLP. Mr. Minehan served in the United States Air Force as a navigator assigned to the Strategic Air Command as B-52 navigator/electronic warfare officer. He attained the rank of Captain. Mr. Minehan received his Bachelor of Arts degree in Finance from Golden Gate University.

Dennis G. Schmal, 62, has served as a member of our Board of Directors and as a member of our audit committee since August 2003. Mr. Schmal has also served as a member of our compensation committee since March 2007 and has served on the Nominations and Corporate Governance Committee since September 2005. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds the CPA designation. Besides serving on the boards of two private companies, Mr. Schmal also serves on the Board of Directors for Varian Semiconductor Equipment Associates, Inc. (VSEA), a public company and on the boards of the thirteen mutual funds comprising the AssetMark family of mutual funds. Mr. Schmal also served on the board of NorthBay Bancorp (NBAN), a public bank holding company, until it was sold in 2007. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration- Finance and Accounting Option.

William J. Febbo, 40, has served as a member of our Board of Director since April 2007. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. We acquired MedPanel, Inc. in April 2007 (now Panel Intelligence, LLC), where Mr. Febbo continued his responsibilities.  Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (Delaware) from the Company on January 30, 2009.  Mr. Febbo continues to serve on the Company’s Board of Directors but ceased to be an employee of the Company.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Jeffrey M. Soinski, 47, has served as a member of our Board of Directors since August 2008.  Mr. Soinski is a Special Venture Partner with Galen Partners, a leading private equity firm focused solely on the healthcare industry.  Prior to joining Galen Partners, Mr. Soinski was President and CEO of Specialized Health Products International, Inc., a publicly-traded manufacturer and marketer of proprietary safety medical products that was acquired by C. R. Bard, Inc. in June 2008.  In 2008, Mr. Soinski was named “Utah CEO of the Year” for small public companies by Utah Business magazine.  Prior to Specialized Health Products, Mr. Soinski had been President and CEO of ViroTex Corporation, a ventured-backed pharmaceutical company he sold to Atrix Laboratories, Inc. in 1998.  Mr. Soinski also has an extensive consumer marketing background, having led the full-service advertising agency Mad Dogs & Englishmen as Managing Director and CEO in 2000 and 2001.  Earlier in his career, he worked as a new products marketing executive at Nabisco Brands and provided strategic and marketing services to multinational consumer products companies as an executive at leading advertising agencies in New York and Los Angeles.  Mr. Soinski holds a B.A. degree from Dartmouth College.

Robert J. Majteles, 44, served as a member of our Board of Directors from November 2008 to March 2009.  Mr. Majteles is founder of the investment firm Treehouse Capital LLC and brings more than 20 years of experience investing in and leading both private and public companies to the board.  Mr. Majteles currently serves on the boards of Macrovision Corporation (MVSN), U.S. Auto Parts Network, Inc. (PRTS), Adept Technology, Inc. (ADEP), Comarco, Inc. (CMRO), and Unify Corporation (UNFY).  Prior to launching Treehouse eight years ago, Mr. Majteles was a successful CEO of three high-growth technology companies and generated superior investment returns for his shareholders.  In addition, he has been an investment banker and a merger and acquisitions attorney.  Mr. Majteles is a lecturer at the University of California, Berkeley and received his law degree from Stanford University and a B.A. from Columbia University.

Executive Officers

Gregory S. Curhan, 47, served as our Executive Vice President from January 2002 to January 2009 and served as Chief Financial Officer from January 2002 to January 2004. Previously, he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director Specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. Prior to joining Merrill Lynch, Mr. Curhan was a partner in the investment banking firm of Volpe Brown Whelan & Co., serving in various capacities including Internet research analyst and Director of Equities from May 1993 to May 1998. Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1988 through December 1992. Prior to founding Curhan, Merriman, Mr. Curhan was a Vice President institutional equity sales for Montgomery Securities from June 1985 through June 1988. From August 1983 to May 1985, Mr. Curhan was a financial analyst in the investment banking group at Merrill Lynch. Mr. Curhan earned his Bachelor of Arts degree from Dartmouth College.

Robert E. Ford, 48, has served as President of Merriman Curhan Ford Group, Inc. since February 2001, and also served as Chief Operating Officer from February 2001 to January 2009. He brings 20 years of executive and operations experience to the Company. Prior to joining Merriman Curhan Ford Group, Inc., from February 2000 to February 2001, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specialized in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. From June 1996 to December 1999, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, which was acquired by Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company from September 1994 to 1996. Prior to that, from May 1992 to August 1994, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm he helped operate from June 1989 to February 1992. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy in 1989 at Tufts University and a BA with high distinction from Dartmouth College in 1982.

Peter V. Coleman, 40, has served as Chief Financial Officer for Merriman Curhan Ford Group, Inc. since May 2008 and Chief Operating Officer since January 2009.  Mr. Coleman was most recently with ThinkPanmure, an investment bank, where he served as CFO since March 2007, COO since November 2006, Director of Research from September 2005 until November 2006, the Head of Brokerage from June 2006 until June 2007, and was a member of the board of directors since April 2007.  Prior to that, he was a principal and senior research analyst at Schwab SoundView, an investment bank, focusing on technology from May 2002 to November 2004.

Christopher L. Aguilar, 46, served as General Counsel of Merriman Curhan Ford Group, Inc. from March 2000 to April 2009, General Counsel of Merriman Curhan Ford & Co. until April 2009, and Chief Compliance Officer of Merriman Curhan Ford & Co. until November 2008.  From August 1995 to March 2000, Mr. Aguilar was a partner at Bradley, Curley & Asiano, a San Francisco law firm, where he represented the interests of public and private corporations, small businesses and individuals in commercial litigation. Mr. Aguilar has also worked for the San Francisco City Attorney and Alameda County District Attorney’s offices. Mr. Aguilar received his juris doctorate degree from the University of California, Hastings College of the Law. He also attended Oxford University as an undergraduate and received his Bachelor of Arts degree from the Integral Program at St. Mary’s College of California where he was included in Who’s Who among American Colleges and Universities. Mr. Aguilar has served as an adjunct professor at University of California, Hastings College of the Law.

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file reports with the SEC on Forms 3, 4 and 5 for the purpose of reporting their ownership of and transactions in the Company’s equity securities.  During 2008, Christopher L. Aguilar, Patrick H. Arbor, Peter V. Coleman, and Scott Potter (who resigned as a director in November 2008) each filed one report on Form 4 late.

Financial Code of Ethics

The Company has adopted and annually reviews its “Code of Ethics for Senior Financial Officers,” a code of ethics that applies to our Chief Executive Officer and Chief Financial Officer. The finance code of ethics is publicly available on our website at www.merrimanco.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Audit Committee

The Company has a standing audit committee whose members are Dennis G. Schmal, Raymond J. Minehan and Patrick H. Arbor.

Audit Committee Financial Expert

The Board of Directors has determined that Dennis G. Schmal and Raymond J. Minehan are “audit committee financial experts” and “independent” as defined under applicable SEC and NASDAQ rules. The Board’s affirmative determination for Dennis G. Schmal was based, among other things, upon his 27 years at Arthur Andersen LLP, most of those years as a partner in the audit practice. The Board’s affirmative determination for Raymond J. Minehan was based, among other things, upon his extensive experience as chief administrative officer of Sutro & Co. and, prior to that, as chief financial officer of Hambrecht & Quist, Inc. and, prior to that, as audit partner of Arthur Andersen LLP.

Item 11. Executive Compensation

SUMMARY 2008 COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers during the years ended December 31, 2008, 2007 and 2006, whom we refer to as our named executive officers.

Name and Principal Position (a)	Year (b)	Salary($) (c)	Bonus($) (d) (1)	Stock Awards($) (e) (2)	Option Awards($) (f) (2)	Total($) (g)
D. Jonathan Merriman	2008	222,917	—	—	—	222,917
Chief Executive Officer	2007	250,000	1,315,000	—	23,970	1,588,970
	2006	250,000	119,007	—	1,204	370,211
Gregory S. Curhan	2008	222,917	—	—	—	222,917
Executive Vice President	2007	250,000	950,000	—	22,992	1,222,992
	2006	250,000	95,047	—	683	345,730
Robert E. Ford	2008	222,917	—	—	—	222,917
President and Chief Operating	2007	250,000	830,000	61,875	22,992	1,164,867
Officer	2006	250,000	71,703	61,875	—	383,578

(1)
The amounts included in column (d) are bonuses awarded under Executive and Management Bonus Plan (“EMB”), designed to reward our named executive officers and other employees to the extent that the Company achieves or exceeds its business plan for a particular year. The EMB provides for a bonus pool to be established based on achieving the Company’s annual business plan, with the Committee retaining discretion to allocate the bonus pool. If the Company’s business plan with respect to a calendar year is not met, only small amounts will be paid under the EMB for that year. While the amount of the total bonus pool that is available for awards under the EMB is based on the Company achieving certain performance targets, the actual amount to be paid to each of our named executive officers is determined by the Compensation Committee of our Board and our Board, based on their discretion. In 2008, by agreement between the executive management and the Compensation Committee, the named executive officers received no bonus, regardless of the EMB.

(2)
The amounts included in columns (e) and (f) are the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008, 2007 and 2006, and consist of amounts from awards granted prior to 2006 and in 2007. We did not grant any stock options, restricted stock or other equity-based awards to our named executive officers in 2006 or in 2008. In 2007, we made grants of stock options to our named executive officers. The value of options reported in column (f) was calculated using the Black-Scholes model, with the assumptions shown in the table below. For further information, see the note to the financial statements included in the Company’s 10-K entitled “Fair Value and Assumptions Used to Calculate Fair Value under SFAS 123(R) and SFAS 123.” For purposes of determining amounts to be included in this table, in accordance with SEC rules, forfeitures of stock options or other equity-based awards have not been included.

The Black Scholes model assumptions (averaged over each year) are as follows:

	2008	2007	2006
Volatility	70%	63%	81%
Average expected term (years)	6.3	4.2	4.4
Risk-free interest rate	3.10%	4.55%	4.75%
Dividend yield	—	—	—

Each of Messrs. Merriman, Curhan and Ford were parties to employment agreements with the Company which expired either on January 1, 2007 or January 9, 2007 and have not yet been renewed. Compensation awarded to our named executive officers was determined by the compensation committee of our Board.

Pursuant to its practice, the Company provides Messrs. Merriman, Curhan and Ford with parking at the Company’s principal offices.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

	Option Awards (1)		Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Number of Shares or Units of Stock That Have Not Vested (#)(f)	Market Value of Shares or Units of Stock That Have Not Vested ($) (g) (2)
D. Jonathan Merriman	—	—	—	—
Gregory S. Curhan	—	—	—	—
Robert E. Ford	—	—	32,143	19,286

(1)
In October 2008, the Company launched a Stock Option Give-Back Program under which all employees could give back stock options granted to him or her. Employees were notified that there would be no quid-pro-quo for the stock options given back and that those electing to give back any shares of stock option would not receive any grants for a period of 6 months and 1 day following the end of the program. Messrs. Merriman, Curhan and Ford, among others, elected to give back all their outstanding shares of stock options, whether vested or unvested. As a result, they each held no stock options as of December 31, 2008.

(2)
Amounts in this column for Mr. Ford have been calculated by multiplying the closing price of a share of our common stock on December 31, 2008 ($0.60) by the number of restricted shares that were unvested on such date. Restricted shares vest in full on July 16, 2010.

DIRECTOR COMPENSATION IN 2008

The following table sets forth information about the compensation earned by members of our Board of Directors during the fiscal year ended December 31, 2008. Mr. Jon Merriman, who served as Chief Executive Officer and as a Board member did not receive any compensation for his service as a director.  Mr. Will Febbo, who served as the Chief Executive Officer of Panel Intelligence, LLC, a subsidiary of the Company, and as a Board member also did not receive any compensation for his service as a director.

For the year ended December 31, 2008, directors did not receive any compensation in the form of cash fees, stock option awards, participation in non-equity incentive or pension plans, or any other form of compensation other than awards of stock. The Company’s director compensation program takes into consideration service on committees of the Board. For service on the Board and attendance at the four scheduled quarterly meetings, each of our independent directors was awarded, on an annual basis, a number of fully vested shares. The number of shares awarded is determined by a value determined by the Board prior to the beginning of the year and the price of the Company’s share of common stock on the first day of trading in 2008.  As the Board and each committee have four scheduled meetings each year, one-fourth of each Director’s award was granted on each of the scheduled meeting dates, provided the Director attended. Additional meetings (whether by phone or in person) were scheduled as necessary and additional shares were awarded to the directors in connection with one of these additional meetings. Directors who served on any of the Board’s committees were awarded an additional number of shares for each committee.

As Chairman, Mr. Thompson’s compensation is also in the form of shares of fully vested stock, the number of which is calculated in similar fashion, except the value is higher relative to other directors.

Accordingly, the compensation earned by our Directors in 2008 was as follows:

Name (a)	Stock Awards ($) (b) (1)(2)	Total ($) (c)
John M. Thompson, Chair	58,551	58,551
Patrick H. Arbor	23,421	23,421
William J. Febbo(3)	—	—
D. Jonathan Merriman(4)	—	—
Raymond J. Minehan	26,351	26,351
Scott Potter (5)	21,961	21,961
Dennis G. Schmal	27,810	27,810
Jeffrey M. Soinski(6)	2,703	2,703
Ronald E. Spears(7)	—	—
Steven W. Town	24,892	24,892

(1)
The amounts in this column reflect the value of the shares of stock awarded, calculated by multiplying the closing price of a share of our common stock on the applicable grant date by the number of shares awarded on such date. All grants were made on the day of the Board meeting, were immediately vested and any restrictions were removed.

(2)	As of December 31, 2007, the following directors had the following aggregate number of stock options outstanding: Mr. Arbor, 17,858; Mr. Spears, 42,858; and Mr. Town, 30,715.
(3)
In 2008, Mr. Febbo was also the Chief Executive Officer of Panel Intelligence LLC, a subsidiary of the Company, for which compensation is not included in this table. In accordance to Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.

(4)
Mr. Merriman is also the Chief Executive Officer of the Company for which compensation is not included in this table. In accordance to Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.

(5)	Mr. Potter resigned from the Board as of November 15, 2008. His compensation reflects the meetings he attended.
(6)	Mr. Soinski was appointed to the Board as of September 3, 2008. His compensation reflects the meetings he attended.
(7)	Mr. Spears resigned from the Board as of March 5, 2008. His compensation reflects the meetings he attended.

The Board of Directors annually reviews the Company’s director compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2008 including the 1999 Stock Option Plan, the 2000 Stock Option and Incentive Plan, the 2001 Stock Option and Incentive Plan, the 2003 Stock Option and Incentive Plan, 2006 Directors’ Stock Option and Incentive Plan and the 2002 Employee Stock Purchase Plan.

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

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of Ratexchange Corporation (now known as Merriman Curhan Ford Group, Inc.) in 1999 and a Non-Qualified option plan that is consistent with the American Stock Exchange Member Guidelines, Rule 711, approved by the Board of Directors in 2004. The American Stock Exchange guidelines require that grants from the option plan be made only as an inducement to a new employee, that the grant be approved by a majority of the independent members of the Compensation Committee and that a press release is issued promptly disclosing the terms of the option grant. The Non-Qualified option plan that was established in accordance with the American Stock Exchange guidelines is considered a pre-existing plan, and is thus considered acceptable under the NASDAQ Stock Market guidelines.  The Company’s shares of common stock are listed on NASDAQ under the symbol MERR.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of each class of our voting securities as of March 31, 2009, by (a) each person who is known by us to own beneficially more than five percent of each of our outstanding classes of voting securities, (b) each of our directors, (c) each of the named executive officers and (d) all directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percent(1)
Patrick H. Arbor (2)	85,591	*
Gregory S. Curhan (3)	22,675	*
William J. Febbo (4)	259,271	2.0%
Robert E. Ford (5)	56,454	*
Robert J. Majteles (6)	0	*
D. Jonathan Merriman	541,131	4.3%
Raymond J. Minehan (7)	42,764	*
Dennis G. Schmal (8)	48,287	*
Jeffrey M. Soinski (9)	3,400	*
John M. Thompson (10)	81,977	*
Steven W. Town (11)	82,737	*
All directors and executive officers as a group [13 persons] (12)	1,243,797	9.8%
Highfields Capital Management LP (13) John Hancock Tower 200 Clarendon Street Boston, MA 02116	1,146,461	9.0%

*	Less than one percent.

(1)
Applicable percentage ownership is based on 12,733,296 shares of common stock outstanding as of March 31, 2009. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of March 31, 2009, including (a) shares subject to options, warrants or any other rights exercisable within 60 days March 31, 2009, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(2)
Includes Mr. Arbor’s currently exercisable option to purchase 17,858 shares of common stock at $2.87 per share. Also includes Mr. Arbor’s 34,858 shares of restricted common stock, currently eligible to have their restriction lifted.

(3)	Mr. Curhan served as Executive Vice President from January 2002 to January 2009.

(4)	Includes Mr. Febbo’s 255,731 shares of restricted common stock, which are currently eligible to have their restriction lifted.

(5)	Includes Mr. Ford’s 32,143 shares of restricted common stock, which are not currently eligible to have their restriction lifted.

(6)	Mr. Majteles served on the Board of Directors from November 2008 to March 2009.

(7)	Includes Mr. Minehan’s 36,332 restricted shares of common stock, currently eligible to have their restriction lifted.

(8)	Includes Mr. Schmal’s 35,857 restricted shares of common stock, currently eligible to have their restriction lifted.

(9)	Includes Mr. Soinski’s 3,400 restricted shares of common stock, currently eligible to have their restriction lifted.

(10)	Includes Mr. Thompson’s 61,977 restricted shares of common stock, which are currently eligible to have their restriction lifted.

(11)
Includes Mr. Town’s option to purchase 16,429 shares of common stock at $2.87 per share, all of which are currently exercisable. Also includes Mr. Town’s 35,468 restricted shares of common stock, currently eligible to have their restriction lifted.

(12)
The total for directors and executive officers as a group includes 34,350 shares subject to outstanding stock options that are currently exercisable and zero shares subject to outstanding warrants that are currently exercisable. All directors and executive officers have the business address of 600 California Street, 9th Floor, San Francisco, CA 94108.

(13)
According to Schedule 13G/A filed February 17, 2009, Highfields Capital Management, LP is the investment manager to each of three funds: Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III LP (collectively the “Funds”). The Funds directly own 1,146,461 shares of common stock. Highfields Capital Management, LP; Highfields GP, LLC, the general partner of Highfields Capital Management, LP; Highfields Associates, LLC, the general partner of the Funds; Jonathon S. Jacobson, a Managing Member of Highfields GP and a Senior Managing Member of Highfields Associates; Richard L. Grubman, a Managing Member of Highfields GP and a Senior Managing Member of Highfields Associates are each members of a voting group that have voting power over the shares. Highfields Capital I LP has sole voting power over 117,912 of the shares. Highfields Capital II LP has sole voting power over 225,448 of the shares. Highfields Capital III LP, a Cayman Islands, B.W.I., has sole voting power over 803,101 of the shares. The securities were acquired from the Company as part of a private placement closed on April 3, 2003.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William J. Febbo has been a Director of the Company since April 2007. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., or MedPanel, an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. Mr. Febbo also owned approximately 18% of the common stock of MedPanel on a fully diluted basis. In April 2007, MedPanel, was acquired by the Company pursuant to an Agreement and Plan of Merger, a binding agreement which was signed in November 2006, and became Panel Intelligence, LLC, a subsidiary of the Company. One of the terms of the Agreement and Plan of Merger was that the Company would use its best efforts to cause Mr. Febbo to be elected to the Company’s Board of Directors on which he remains. Under the terms of this Agreement and Plan of Merger, the Company paid $6.5 million in common stock for MedPanel. The selling stockholders of MedPanel would have been entitled to additional consideration on the third anniversary from the closing which is based upon Panel Intelligence, LLC (a Delaware corporation) achieving specific revenue and profitability milestones. The payment of the incentive consideration would have been 50% in cash and 50% in the Company’s common stock and may not exceed $11,455,000.  The payment of the incentive consideration did not occur as the milestones for additional consideration were deemed unachievable and therefore no longer of value to previous MedPanel Shareholders. (see Recent Events, below).

Recent Events

Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (Delaware) from the Company on January 30, 2009.  The acquisition consideration was $1.1 million, consisting of $1 million in cash and the return of a number of shares of the Company’s common stock received in the acquisition MedPanel with a value of $100,000.  Mr. Febbo continues to serve on the Company’s Board of Directors but ceased to be an employee of the Company.

It is the policy for the Board to review all related party transactions and to secure approval by a majority of disinterested directors. Applying such policy is the responsibility of each disinterested director for each transaction. Such policy regarding related party transactions is not in writing; as such, the General Counsel and the Corporate Secretary are responsible for advising on the application of such policies.

Director Independence

The listing standards of The NASDAQ Stock Market, as well as the American Stock Exchange, which the Company voluntarily withdrew its listings from in February 2008, require that a majority of our Board of Directors be comprised of independent directors. The Board has determined that the following Board members are independent, consistent with the guidelines of The NASDAQ Stock Market, as well as the American Stock Exchange: John M. Thompson, Patrick H. Arbor, Steven W. Town, Raymond J. Minehan, Dennis G. Schmal, Jeffrey M. Soinski, Ronald E. Spears (who resigned as a director in March 2008), Scott Potter (who resigned as a director in November 2008), and Robert J. Majteles (who resigned as a director in March 2009). The board based this determination primarily on a review of the responses of our directors and executive officers to questions regarding employment and compensation history, affiliations and family and other relationships and on discussions with the directors.  Accordingly, only independent members of the Board constitute its Audit Committee and its Compensation Committee.

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

Ernst & Young, LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2008 and 2007 and are serving in such capacity for the current fiscal year. Ernst & Young was first engaged to serve as our auditors for the fiscal year ended December 31, 2002. Representatives of Ernst & Young are expected to be available at the Annual Stockholders’ Meeting. Such representatives will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

The aggregate fees billed by Ernst & Young LLP for professional services to the Company were $911,300 in 2008 and $708,500 in 2007.

Audit Fees.  The aggregate fees billed by Ernst & Young for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements, the audit of management’s report on the effectiveness of our company’ s internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and services that are normally provided in connection with statutory and regulatory filings or engagements was approximately $885,800 in 2008 and $647,500 in 2007.

Audit Related Fees.  The aggregate fees billed by Ernst & Young LLP for professional assurance and related services reasonably related to the performance of the audit of the Company’s financial statements, but not included under Audit Fees, resulted primarily from review of registration statements filed by the company. The aggregate fees were $0 in 2008 and $59,500 in 2007.

Tax Fees.  The aggregate fees billed by Ernst & Young LLP for professional services for tax compliance, tax advice and tax planning were $25,500 in 2008 and $0 in 2007. These fees primarily related to consultation for the preparation of the Company’s Federal, state and local tax returns. These fees also related to assisting the Company with analyzing shifts in the ownership of the Company’s stock for purposes of determining the application of Section 382 of the Internal Revenue Code to the Company.

All Other Fees.  The aggregate fees for all other services rendered by Ernst & Young LLP were $0 in 2008 and $1,500 in 2007. The 2007 amount represented a subscription to an online accounting and auditing information database provided by Ernst & Young LLP.

The Audit Committee has formal policies and procedures in place with regard to the approval in advance of all professional services provided to the Company by Ernst & Young LLP. With regard to audit fees, the Audit Committee reviews the annual audit plan and approves the estimated annual audit budget in advance. With regard to tax services, the Audit Committee reviews the description and estimated annual budget for tax services to be provided by Ernst & Young LLP in advance. During 2008, the Audit Committee approved all of the independent registered public accountants’ fees in advance.

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

Merriman Curhan Ford Group, Inc.

April 30, 2009	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer	April 30, 2009
D. Jonathan Merriman

/s/ Peter V. Coleman	Chief Financial Officer and	April 30, 2009
Peter V. Coleman	Principal Accounting Officer

/s/ John M. Thompson	Chairman of the Board of Directors	April 30, 2009
John M. Thompson

/s/ Patrick H. Arbor	Director	April 30, 2009
Patrick H. Arbor

/s/ William J. Febbo	Director	April 30, 2009
William J. Febbo

/s/ Raymond J. Minehan	Director	April 30, 2009
Raymond J. Minehan

/s/ Dennis G. Schmal	Director	April 30, 2009
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 30, 2009
Jeffrey M. Soinski

/s/ Steven W. Town	Director	April 30, 2009
Steven W. Town

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to MCF’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

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