Form 10-Q
period 2009-03-31
Merriman Curhan Ford Group, Inc.
filed 2009-05-15
CIK 826683

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes    ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s common stock outstanding as of May 11, 2009 was 12,733,296.

Form 10-Q
For the Three Months Ended March 31, 2009

Page No.

PART I FINANCIAL INFORMATION

ITEM 1.Financial Statements (unaudited)

Consolidated Statements of Operations For the Three Months Ended March 31, 2009 and 2008	2
Consolidated Statements of Financial Condition as of March 31, 2009 and December 31, 2008	3
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2009 and 2008	4
Notes to Consolidated Financial Statements	5

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4.Controls and Procedures	25

PART II OTHER INFORMATION

ITEM 1.Legal Proceedings	26

ITEM 1A.Risk Factors	30

ITEM 6.Exhibits	30

Signatures	31
Certifications

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Commissions	$9,117,928	$8,468,710
Principal transactions	(842,536)	(1,315,076)
Investment banking	1,216,417	3,376,411
Advisory and other	558,813	(318,590)
Total revenue	10,050,622	10,211,455
Operating expenses:
Compensation and benefits	9,265,167	12,227,174
Brokerage and clearing fees	312,959	775,301
Professional services	1,112,750	794,884
Occupancy and equipment	576,390	453,413
Communications and technology	721,265	909,914
Depreciation and amortization	147,242	123,918
Travel and business development	235,124	922,001
Other	696,623	776,990
Total operating expenses	13,067,520	16,983,595
Operating loss	(3,016,899)	(6,772,140)
Other income	1,200,000	—
Interest income	6,488	96,404
Interest expense	(15,365)	(17,768)
Loss before provision for income tax	(1,825,776)	(6,693,504)
Provision for income tax	(3,216)	—
Loss from continued operations	(1,828,992)	(6,693,504)
Loss from discontinued operations	(94,894)	(356,469)
Net loss	$(1,923,886)	$(7,049,973)
Basic and diluted loss per share from continued operations	$(0.14)	(0.54)
Basic and diluted loss per share from discontinued operations	$(0.01)	(0.03)
Basic net loss per share	$(0.15)	(0.57)
Weighted average common shares outstanding:
Basic and Diluted	12,603,744	$12,289,582

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,139,347	$6,358,128
Securities owned:
Marketable, at fair value	5,206,581	4,622,577
Not readily marketable, at estimated fair value	216,439	366,061
Other	75,606	185,065
Restricted cash	1,130,140	1,131,182
Due from clearing broker	1,997,344	1,752,535
Accounts receivable, net	820,623	612,234
Prepaid expenses and other assets	886,485	619,759
Equipment and fixtures, net	818,391	1,260,011
Assets held for sale	—	1,958,038
Total assets	$14,290,956	$18,865,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$473,316	$712,591
Commissions and bonus payable	4,044,271	3,182,941
Accrued expenses	2,518,843	3,637,345
Due to clearing and other brokers	8,842	28,022
Securities sold, not yet purchased	231	903,217
Deferred revenue	674,871	709,691
Capital lease obligation	789,651	923,683
Liabilities held for sale	—	1,052,899
Total liabilities	8,510,025	11,150,389
Commitments and contingencies
Stockholders’ equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of March 31, 2009 and December 31, 2008, respectively; aggregate liquidation preference of $0	—	—
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2009 and December 31, 2008; aggregate liquidation preference of $0	—	—
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2009 and December 31, 2008; aggregate liquidation preference of $0	—	—
Common stock—$0.0001 par value; 300,000,000 shares authorized; 12,756,656 and 12,756,656 shares issued and 12,554,779 and 12,730,218 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	1,278	1,278
Additional paid-in capital	127,282,811	127,193,195
Treasury stock	(225,613)	(125,613)
Accumulated deficit	(121,277,545)	(119,353,659)
Total stockholders’ equity	5,780,931	7,715,201
Total liabilities and stockholders’ equity	$14,290,956	$18,865,590

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,923,886)	$(7,049,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,852	259,759
Gain on sale of ICD	(1,200,000)	—
Stock-based compensation	89,616	662,786
Loss on disposal of equipment and fixtures	294,379	—
Unrealized loss on securities owned	1,011,777	1,179,181
Bad debt write-off	—	166,784
Securities received for services	(168,913)
Other	—	(299,137)
Changes in operating assets and liabilities:
Securities owned	(2,070,773)	(3,588,884)
Restricted cash	1,043	(440,914)
Due from clearing broker	(244,809)	138,212
Accounts receivable	20,728	1,895,273
Prepaid expenses and other assets	34,529	(858,658)
Accounts payable	(381,632)	599,843
Commissions and bonus payable	856,116	(13,075,003)
Accrued expenses	(1,556,178)	(1,403,352)
Due to clearing and other brokers	(19,180)	11,480
Net cash used in operating activities	(5,099,331)	(21,802,603)
Cash flows from investing activities:
Proceeds from sale of Panel	702,965	—
Proceeds from sale of ICD	1,200,000	—
Purchase of equipment and fixtures	—	(72,339)
Net cash provided by (used in) investing activities	1,902,965	(72,339)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	—	437,803
Debt service principal payments	(245,307)	(159,089)
Net cash (used in) provided by financing activities	(245,307)	278,714
Decrease in cash and cash equivalents	(3,441,673)	(21,596,228)
Cash and cash equivalents at beginning of period	6,358,128	31,962,201
Cash and cash equivalents, assets held for sale at December 31, 2008	222,892	—
Cash and cash equivalents at end of period	$3,139,347	$10,365,973
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$16,067	$18,123
Income taxes	$3,216	$365,150
Noncash investing activity:
Stock received as part of sale of Panel	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim financial statements included herein for Merriman Curhan Ford Group, Inc. (formerly MCF Corporation), or the Company, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2008.

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

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 3.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies — continued

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

Segment Reporting

The Company has determined that it has only one operating and reportable segment, Merriman Curhan Ford & Co., for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of March 31, 2009 and consolidated total revenues for the three-months period ended March 31, 2009.  In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to begin the process of liquidating the funds under management by MCF Asset Management, LLC, and is not considered an operating and reportable segment.   In January 2009, the Company sold its primary research business, Panel Intelligence, LLC, and has presented its results of operations as discontinued operations, see Note 4 for further discussion.

Newly Adopted Accounting Pronouncements

SFAS 141(R). In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We will adopt the provisions of SFAS 141(R) on future business combination transactions, if any.

Pending Accounting Pronouncements

SFAS 107-b and APB 28-a. In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (APB) Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-b and APB 28-a).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements for second quarter 2009.

SFAS 157-e.  In April 2009, the FASB issued Financial Staff Position (FSP) 157-e “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-e during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s financial position, cash flows, or disclosures.

2. Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the three months ended March 31, 2009, the Company incurred a net loss of $1,924,000 and used $5,099,000 in net cash from operating activities.  At March 31, 2009, the Company had cash and cash equivalents of $3,139,000, marketable securities of $5,207,000 and receivables from clearing broker of $1,997,000.  The Company had liabilities of $8,510,000. The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

In 2008, the Company incurred a net loss of over $30 million and used approximately $25 million in cash.

The Company is in the process of implementing a plan to increase its operating flexibility and extend its cash reserves. The plan primarily consists of four steps which are more fully described below:

1.	Continue to reduce operating costs

2.	Shed non-essential operations

3.	Negotiate a settlement of pending litigations

4.	Raise additional capital

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Going Concern — continued

During 2008 and early 2009, the Company implemented significant expense control and cost reduction programs focused on reducing cash losses and increasing operational flexibility eliminating more than $10 million in annual operating expenses. The primary contributor to these savings has been the elimination of more than 50% of the Company’s workforce, as well as salary reductions. The Board of Directors has voluntarily eliminated its compensation for the first quarter of 2009.  The Company believes that it has been able to execute these reductions with limited impact to its ability to generate and execute new business in the current market environment. With these measures largely complete, the Company believes that it has increased its ability to meet its obligations during 2009 and beyond.

 The CEO, the Head of Institutional Securities and the Head of Professional Services are remunerated based on the Company’s profitability.

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management structured a transaction that substantially increases the near-term flow of capital. The Company expects to finalize the sale of ICD in the second quarter 2009.

Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary in which the Company had invested considerable resources during 2008. The result of these actions has been to reduce operating loses and increase available cash, which will also strengthen its capital position.

 The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether it will serve the Company’s aims and should a settlement result, the amount of such settlement is not yet estimable.

The Company is assessing the interest of both strategic and non-strategic investors in providing additional capital to the business. There are no assurances that the Company will be successful in completing its plans outlined above and in raising sufficient additional capital for its continuing operations.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a massive drain on corporate resources. The Company believes that its reduced cost structure and shedding of non-core business has increased its operating runway. However, if operating conditions worsen or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

3. Fair Value of Assets and Liabilities

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Fair Value of Assets and Liabilities — continued

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

	Assets at Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$3,917,207	$—	$27,966	$3,945,173
Stock warrants	—	—	1,477,769	1,477,769
Preferred stock	78	—	—	78
Total securities owned	$3,917,285	$—	$1,505,735	$5,423,020

Liabilities:
Securities sold, not yet purchased	$231	$—	$—	$231

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$3,353,784	$650	$695	$3,355,129
Stock warrants	—	—	1,605,451	1,605,451
Underwriters’ purchase option	—	—	27,995	27,995
Preferred stock	63	—	—	63
Total securities owned	$3,353,847	$650	$1,634,141	$4,988,638

Liabilities:
Securities sold, not yet purchased	$903,217	$—	$—	$903,217

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2009:

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Balance at December 31, 2008	$695	$1,605,451	$27,995	$1,634,141
Purchases, issuances and settlements	50,998	132,879	—	183,877
Net transfers in / (out)	(695)	(10,315)	—	(11,010)
Gains / (losses)
Realized	—	—	(91,058)	(91,058)
Unrealized	(23,032)	(250,246)	63,063	(210,215)
Balance at March 31, 2009	$27,966	$1,477,769	$—	$1,505,735

The amounts of unrealized losses for the three months ended March 31, 2009 included in the table above are all attributable to those assets still held as of March 31, 2009. Net losses (both realized and unrealized) for Level 3 financial instruments are a component of Principal transactions in the consolidated statements of operations.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Discontinued Operations

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

In December 2008, the Company determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for its core business.   The sale of Panel closed in January 2009.  As of December 31, 2008, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded.  In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of the Company’s common stock in the amount of $100,000.  Furthermore, the revenue and expenses of Panel Intelligence have been reclassified and included in discontinued operations in the consolidated statements of operations.

The following revenue and expenses have been reclassified as discontinued operations for the three months ended March 31, 2009 and 2008:

	2009	2008

Revenue	$217,141	$1,556,850
Operating expenses:
Compensation and benefits	193,723	943,468
Cost of primary research services	64,179	585,164
Professional services	42,180	32,601
Occupancy and equipment	27,775	83,769
Communications and technology	1,179	30,064
Depreciation and amortization	10,610	135,842
Travel and entertainment	8,123	37,592
Other expenses	(36,436)	61,880
	311,333	1,910,380
Operating loss	(94,192)	(353,530)
Interest expense, net	(702)	(2,939)
Net loss	$(94,894)	$(356,469)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Share-Based Compensation Expense

Stock Options

As of March 31, 2009, there were 7,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of March 31, 2009, 4,108,814 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Options Plans. Compensation expense for stock options during the three months ended March 31, 2009 and 2008 was $65,000 and $381,000, respectively.

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2009:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2008	1,167,117	$5.85
Granted	580,671	0.34
Exercised	—	—
Canceled	(112,976)	(4.43)
Balance as of March 31, 2009	1,634,812	$3.99
Exercisable as of March 31, 2009	664,781	$7.34

The following table summarizes information with respect to stock options outstanding at March 31, 2009:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0 - $1.00	593,241	9.94	$0.35	$53,273	—	$—	$—
$1.01 - $3.50	317,527	4.86	$2.54	—	231,847	2.69	—
$3.51 - $7.00	443,276	7.15	$4.41	—	163,915	4.86	—
$7.01 - $14.00	254,620	2.35	$9.08	—	242,871	9.14	—
$14.01 - $28.00	1,147	1.75	$15.34	—	1,147	15.34	—
$28.01 - $49.00	25,001	0.91	$49.00	—	25,001	49.00	—
	1,634,812	6.87	$3.99	$53,273	664,781	$7.34	$—

As of March 31, 2009, total unrecognized compensation expense related to unvested stock options was $635,000. This amount is expected to be recognized as expense over a weighted-average period of 2.39 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months ended March 31, 2009 and 2008 was $25,000 and$282,000, respectively.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Share-Based Compensation Expense — continued

The following table is a summary of the Company’s non-vested stock activity for the three months ended March 31, 2009:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at March 31, 2009
Balance as of December 31, 2008	48,779	$9.84
Granted	—	—
Vested	(3,024)	(7.90)
Canceled	—	—
Balance as of March 31, 2009	45,755	$9.96	$455,720

As of March 31, 2009, total unrecognized compensation expense related to non-vested stock was $139,000. This expense is expected to be recognized over a weighted-average period of 0.78 year.

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months ended March 31, 2009 and 2008 was $0.24 and$3.48, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes Option Pricing Model, with the following assumptions for the three months ended March 31, 2009 and 2008:

	Three months Ended March 31,
	2009	2008
Expected volatility	92%	70%
Expected life (years)	4.54	6.35
Risk-free interest rate	1.74%	2.75%
Expected dividend yield	0%	0%

The weighted average fair value of the non-vested stock granted under the Company’s stock option plans for the three months ended March 31, 2009 and 2008 was $0 and $5.15 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

6.  Sale of a Component of an Entity

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  The assets being sold include the Company’s rights in trademark, copyright and other intellectual property used in the business, customer lists, marketing materials, and books and records.  As of March 31, 2009, the Company determined that the discontinued operations criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with SAB 104, Revenue Recognition, the Company recognized $1.2 million as Other Income in the first quarter 2009.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

7. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2009 and 2008, the Company recorded immaterial income tax expense. The effective tax rate for the quarter ended March 31, 2009 is zero because the Company is operating at a loss.

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

The Company’s tax years 2001-2008 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2000-2008 will remain open for all tax years with loss carryforwards for examination by state tax authorities from the date the state corporation tax returns were filed. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

8. Loss per Share

The following is a reconciliation of the basic and diluted net loss available to common stockholders and the number of shares used in the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended March 31,
	2009	2008
Net loss available to common stockholders - basic	$(1,923,886)	$(7,049,973)
Interest on convertible note payable	—	4,084
Net loss available to common stockholders - diluted	(1,923,886)	(7,045,889)
Weighted-average number of common shares – basic and diluted	12,603,744	12,289,582
Basic and diluted loss per common share:
Loss from continuing operations	$(0.14)	$(0.54)
Loss from discontinued operations	$(0.01)	$(0.53)
Net loss	$(0.15)	$(0.57)

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted loss per share is calculated by dividing net income, plus interest and dividends on dilutive securities, by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months ended March 31, 2009 and 2008 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

Shares used in the diluted net income per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted loss per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three months ended March 31, 2009 and 2008, the Company excluded the impact of all stock options and warrants in the computation of dilutive earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the diluted net loss per share computation, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2009	2008
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company’s common stock during the period	1,454,058	1,649,267
Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	126,474	1,055,821
Weighted average shares issuable upon conversion of the convertible notes payable	—	142,858
Total common stock equivalents excluded from diluted net loss per share	1,580,532	2,847,946

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

9. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2009, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $1,051,000, which exceeded the amount required by $616,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

10. Contingencies

A number of lawsuits have been filed against the Company’s wholly owned subsidiary, Merriman Curhan Ford & Co. (“MCF”) (including at least one which also names the parent company as the defendant) in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF.  The total amount of damages sought under such lawsuits is approximately $47.5 million. In addition, there is at least one additional threatened claim against MCF relating to the actions of Del Biaggio and Cacchione, in the approximate amount of $10 million

Unrelated to the actions of the former client, the Company is in arbitration with regards to an action brought by a former at-will employee of the Company who worked in the investment banking department. No decision has yet been rendered. The former employee resigned from Merriman Curhan Ford & Co. in March 2007. The former employee alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress.

The Company and MCF deny any liability and are vigorously contesting these lawsuits and the arbitration. At this point, we cannot estimate the amount of damages if they are resolved unfavorably and accordingly, we have not provided an accrual for these lawsuits and arbitration. If the Company or MCF were to be found liable in these lawsuits and the arbitration and the plaintiffs were to be awarded the damages they seek, it would have a severe impact on the Company's financial condition and the Company would likely not be able to continue in business. Even if the Company and MCF ultimately prevail in all of these lawsuits, they will almost certainly incur significant legal fees which could also have a severe impact on the Company's financial condition.

From time to time, the Company is also named as a defendant in the routine conduct of its business.

11. Reduction in Force

On January 23, 2009, the Company performed an additional reduction-in-force affecting 10 employees in order to reduce its cost structure.  There were one-time termination benefits of $41,000 included as Compensation and Benefits reported in the Consolidated Statements of Operations.  There was no disposal of assets nor contract terminations associated with the reduction-in-force.

ITEM 2        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 30 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and venture services, and investment banking through our operating subsidiary, Merriman Curhan Ford & Co.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We originate differentiated research for our institutional investor clients and provide specialized and integrated services for our fast-growing corporate clients.

In January 2009, we entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  We expect the sale to be completed in the second quarter 2009 and no longer include the results of its operations and its financial condition in our financial statements.

Also in January 2009, we sold the assets of our subsidiary Panel Intelligence, LLC (Panel) which provides custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library.  We decided to sell Panel to reduce our costs and to refocus on our core investment banking and broker-dealer services.  The results of Panel are presented as “discontinued operations” for financial reporting purposes.

MCF Asset Management, LLC is another subsidiary of ours which manages absolute return investment products for institutional and high-net worth clients. We are in the process of liquidating the funds under management and returning investments to the investors.  As of March 31, 2009, we liquidated our Voyager and Focus funds and are in the process of liquidating our third fund, Navigator.  We expect to complete the liquidation in the second quarter 2009.

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the three months ended March 31, 2009, the Company incurred a net loss of $1,924,000 and used $5,099,000 in net cash from operating activities.  At March 31, 2009, the Company had cash and cash equivalents of $3,139,000, marketable securities of $5,207,000 and receivables from clearing broker of $1,997,000.  The Company had liabilities of $8,510,000. The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

In 2008, the Company incurred a net loss of over $30 million and used approximately $25 million in cash.

The Company is in the process of implementing a plan to increase its operating flexibility and extend its cash reserves. The plan primarily consists of four steps which are more fully described below:

        1.     Continue to reduce operating costs

        2.     Shed non-essential operations

        3.     Negotiate a settlement of pending litigations

        4.     Raise additional capital

During 2008 and early 2009, the Company implemented significant expense control and cost reduction programs focused on reducing cash losses and increasing operational flexibility eliminating more than $10 million in annual operating expenses. The primary contributor to these savings has been the elimination of more than 50% of the Company’s workforce, as well as salary reductions. The Board of Directors has voluntarily eliminated its compensation for the first quarter 2009.  The Company believes that it has been able to execute these reductions with limited impact to its ability to generate and execute new business in the current market environment. With these measures largely complete, the Company believes that it has increased its ability to meet its obligations during 2009 and beyond.

The CEO, the Head of Institutional Securities and the Head of Professional Services are remunerated based on the Company’s profitability.

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management structured a transaction that substantially increases the near-term flow of capital. The Company expects to finalize the sale of ICD in the second quarter 2009.

Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary in which the Company had invested considerable resources during 2008. The result of these actions has been to reduce operating loses and increase available cash, which will also strengthen its capital position.

 The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether it will serve the Company’s aims and should a settlement result, the amount of such settlement is not yet estimable.

The Company is assessing the interest of both strategic and non-strategic investors in providing additional capital to the business. There are no assurances that the Company will be successful in completing its plans outlined above and in raising sufficient additional capital for its continuing operations.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a massive drain on corporate resources. The Company believes that its reduced cost structure and shedding of non-core business has increased its operating runway. However, if operating conditions worsen or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

Executive Summary

Revenue from continuing operations declined by 2% in the first quarter 2009 relative to the first quarter 2008 during one of the most tumultuous capital market environments in a generation. Our commissions revenue for the same period grew by 8% year-over-year, due primarily to continued growth with our Institutional Cash Distributors money fund business which was sold in January 2009. Investment banking revenue declined by 64%, as very few companies came to market during the first quarter. Principal transactions improved to a loss of $843,000 for the three months ended March 31, 2009 compared to a loss of $1,315,000 during the same period 2008 mainly due to the partial stabilization in the fair value of positions in our proprietary trading account and the managed reduction of our portfolio through the sales of both stock and warrant securities.. We incurred a net loss of $1,924,000, or $0.15 per share.

Business Environment

After posting the third-worst year in more than a century, the equity markets continued to be volatile to the downside in the first quarter 2009.  The broad-based S&P 500 ® Index, a widely followed large-cap benchmark, declined 11.7% in the first quarter after falling 38.5% in 2008.  The NASDAQ Composite ® Index (“NASDAQ”) fell a further 3.1% in the first quarter from the 40.5% last year, the worst in its 38-year history. The Russell 2000 ® Index, comprising small-cap stocks, posted a 15.4% loss in the first three months of 2009 continuing its decline of 34.8% in 2008.

Hedge funds, some of which went out of business in 2008, in general have not recovered, continuing to depress the demand for our services.  The hedge fund community is an important component of our business, as they are one of the most active purchasers of our investment banking and research products.  Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused on the CleanTech, Consumer/Internet/Media, Health Care, and Tech/Telecom sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Results of Operations

The following table sets forth a summary of financial highlights for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenue:
Commissions	$9,117,928	$8,468,710
Principal transactions	(842,536)	(1,315,076)
Investment banking	1,216,417	3,376,411
Advisory and other	558,813	(303,534)
Total revenue	10,050,622	10,211,455
Operating expenses:
Compensation and benefits	9,265,167	12,227,174
Brokerage and clearing fees	312,959	775,301
Professional services	1,112,750	794,884
Occupancy and equipment	576,390	453,413
Communications and technology	721,265	909,914
Depreciation and amortization	147,242	123,918
Travel and business development	235,124	922,001
Other	696,623	776,990
Total operating expenses	13,067,520	16,983,595
Operating loss	(3,016,899)	(6,772,140)
Other income	1,200,000	—
Interest income	6,488	96,404
Interest expense	(15,365)	(17,768)
Loss before provision for tax	(1,825,777)	(6,693,504)
Provision for income tax	(3,216)	—
Loss from continued operations	(1,828,992)	(6,693,504)
Loss from discontinued operations	(94,894)	(356,468)
Net loss	$(1,923,886)	$(7,049,973)

Our net loss for the three months ended March 31, 2009 and 2008 included the following non-cash items:

	Three Months Ended March 31,
	2009	2008
Stock-based compensation expense	$89,616	$662,786
Depreciation and amortization	157,852	259,759
Provision for uncollectible accounts receivable	—	166,784
Loss on disposal of equipment and fixtures	294,379	—
Securities received for services	(168,193)	—
Amortization of discounts on debt	—	2,584
Total	$373,654	$1,091,913

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenue:
Capital raising	$322,883	$1,556,161
Financial advisory	893,534	1,820,250
Total investment banking revenue	$1,216,417	$3,376,411
Transaction Volumes:
Public offerings:
Capital underwritten participations	$—	$—
Number of transactions	—	—
Private placements:
Capital raised	$1,753,000	$32,424,000
Number of transactions	1	5
Financial advisory:
Transaction amounts	$27,600,000	$—
Number of transactions	3	—

Our investment banking revenue was $1,216,000, or 12% of our revenue during the first quarter 2009, representing a 64% decrease compared to $3,376,000 recognized in the same period 2008. As a result of the extremely difficult market environment, particularly for small-cap companies, we closed only private placement transactions during the first quarter 2009. The public markets were effectively closed during the first quarter.

During the first quarters 2009 and 2008, no investment banking customer accounted for more than 10% of our revenue.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended March 31,
	2009	2008
Revenue:
Commissions	$9,117,928	$8,468,710
Principal transactions:
Customer principal transactions, proprietary trading and market making	$(372,795)	$(3,784,742)
Investment portfolio	(469,741)	2,469,666
Total principal transactions revenue	$(842,536)	$(1,315,076)
Transaction Volumes:
Number of shares traded	289,586,917	232,116,182
Number of active clients	182	369

Commissions amounted to $9,118,000, or 91%, of our revenue during the first quarter 2009, representing an 8% increase from $8,469,000 recognized during the similar period in 2008. The higher commissions revenue during the first quarter 2009 was attributed to growth in our Institutional Cash Distributors (ICD) money fund business.  The Company entered into an agreement to sell its ICD assets to a group of its employees in mid-January.  When the sale is completed, expected for the second quarter 2009, the Company will no longer include ICD commission revenue in its Consolidated Statements of Operations.  The Company recorded $6,074,000 of revenues and expenses related to ICD for the three-month period ended March 31, 2009.

Principal transactions improved to a loss of $843,000 for the three months ended March 31, 2009 compared to a loss of $1,315,000 during the same period 2008 mainly due to the partial stabilization in the fair value of positions in our proprietary trading account and a managed reduction of our portfolio through the sales of both stock and warrant securities. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

Although the number of shares we traded increased from first quarter 2008 to the same period 2009, the number of active clients declined significantly.  The reduced number of clients is a result of (1) reduced research coverage we offer, and (2) a significant reduction in business from hedge funds, a substantial component of our client base.  Due to the tough economic environment, many hedge funds have either gone out of business, reduced their assets under management and/or pared back the broker-dealers they do business with, all of which impacts our business adversely.

During the first quarter of 2009 and 2008, no single brokerage customer accounted for more than 10% of our revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Incentive compensation and discretionary bonuses	$6,463,327	$6,098,089
Salaries and wages	2,012,652	3,613,973
Stock-based compensation	89,616	662,785
Payroll taxes, benefits and other	699,572	1,852,327
Total compensation and benefits	$9,265,167	$12,227,174
Total compensation and benefits as a percentage of revenue	92%	120%
Cash compensation and benefits as a percentage of revenue	91%	113%

The decrease in compensation and benefits expense of $2,962,000 or 24%, from the first quarter of 2008 to the first quarter of 2009 was due to (i) lower headcount and reduced salaries, (ii) lower investment banking revenue and corresponding bonuses, and (iii) reduced brokerage revenue and corresponding reduced commissions payable, mostly offset by increased ICD revenues and corresponding commissions.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue decreased to 91% of revenues during first quarter 2009 as compared to 106% in 2008. This decrease was primarily the result of the reductions in force and the voluntary reductions in salaries of most employees.

One sales professional accounted for 11% of our revenue in the first quarters of 2009 and 2008.

Stock-based compensation expense decreased by 86% in first quarter 2009 as compared to the same period 2008. The decline in stock-based compensation expense can be attributed to fewer stock options outstanding as a result of the Company’s Stock Options Give-Back Program in October 2008.  This program resulted in about 3 million shares of stock options given back.  The program was open to all employees.  Executive management gave back the large majority of all stock options.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. Additionally, security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $462,000, or 60%, during the first quarter of 2009 as compared to the first quarter of 2008. This decrease reflected reduced volume of trades partially offset by higher costs associated with execution of foreign securities for our clients during first quarter 2009 as compared to first quarter 2008. Execution fees for foreign securities are higher than they are for domestic securities.

Professional services expense includes legal, audit, consulting fees, as well as expenses related to investment banking transactions. The increase of $318,000 or 40%, from the first quarter of 2008 to the first quarter of 2009 was primarily attributed to higher legal fees associated with the Company’s legal matters, a large majority associated with the litigation related to Del Biaggio and Cacchione (see Legal Proceedings in Item 1 of Part II).

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $123,000, or 27%, from the first quarter of 2008 to the first quarter of 2009 was in part due to higher costs associated with a lease for our New York office, which commenced in March 2008, partially offset by the sublease of excess space in San Francisco beginning in February 2009, and to the one-time expense of exiting our Newport Beach lease.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hired additional employees. The decrease of $189,000, or 21%, from the first quarter of 2008 to the first quarter of 2009 was primarily due reduced work force and the cancellation of subscription services.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The increase of $23,000, or 19%, from the first quarter of 2008 to the first quarter of 2009 was due to an increase in leasehold improvement expenses related to the New York office move in April 2008, partially offset by a decrease in book value of computer equipment and furniture as they reached the end of their useful lives.

Travel and entertainment expense results from business development activities across our various businesses. The decrease of $687,000, or 75%, from the first quarter of 2008 to the first quarter of 2009 was due mostly to reduced costs associated with lower volume of business and selective business development expenses.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of approximately $80,000, or 10%, from the first quarter of 2008 to the first quarter of 2009 was partly due to the write-off of bad debts related to uncollectible receivables in 2008 and lower recruiting fees, somewhat offset by higher insurance premiums.

Income Tax Expense

At the end of each interim reporting period we calculate an effective tax rate based on our best estimate of the tax provision that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2009 and 2008, we recorded zero tax expense. The effective tax rate for the quarter ended March 31, 2009 is zero because we are operating at a loss.

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

We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. We are subject to taxation in the US and various state and foreign jurisdictions. The tax years 2001-2008 remain open to examination by the federal and most state tax authorities.  The Company’s tax years 2000-2008 will remain open for all tax years with loss carryforwards for examination by state tax authorities from the date the state corporation tax returns were filed. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

Other Income

Other income, shown in our Consolidated Statements of Operations, consists of $1,200,000 recognized as revenue in the first quarter 2009 related to the sale of our ICD assets.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2009 and 2008. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following is a table summarizing our significant commitments as of March 31, 2009, consisting of debt and interest payments related to capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases
2009	$1,291,456	$419,122
2010	1,720,897	268,852
2011	1,658,148	146,648
2012	1,095,440	—
2013	616,000	—
Thereafter	—	—
Total commitments	$6,381,941	$834,622
Interest	—	(45,195)
Net commitments	$6,381,941	$789,427

Loss from Discontinued Operations

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

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for our core business.   The sale of Panel was completed in January 2009.  We determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” for the year ended December 31, 2008.  In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

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

Securities Owned

Corporate Equities –are comprised primarily of exchange-traded equity securities that the Company takes selective proprietary positions based on expectations of future market movements and conditions. They are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

Stock Warrants –represent warrants to purchase equity in a publicly traded company.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy.

Underwriters’ Purchase Options – represent the overallotment of units for a publicly traded company for which the Company acted as an underwriter.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology. They are classified within Level 3 of the fair value hierarchy.

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

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

OTCQX revenue is recognized in two parts – Due Diligence and Listing Fees.  Due Diligence Fees are recognized at the completion of the Due Diligence process.  The Listing Fees are pro-rated monthly from the time the end of the Due Diligence period until the end of the engagement term.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of March 31, 2009 and 2008 will not be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

As of March 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $3,139,000 and marketable securities of $5,207,000, for a total of $8,346,000, which is $2,635,000 lower than $10,981,000 in liquid assets as of December 31, 2008.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2009, Merriman Curhan Ford & Co. had regulatory net capital of $1,051,000 which exceeded the required amount by $616,000.

Please see also disclosure under caption “Going Concern” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 15.

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

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading activities. These trading positions in individual equities and equity indices may be either long or short at any given time. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. The effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable and could be positive or negative, depending on the positions we hold at the time. We do not establish hedges in related securities or derivatives. From time to time, we also hold equity securities received as compensation for our services in investment banking transactions. These equity positions are always long, on a net basis. As we mark our securities to market, a decrease in equity prices generally could be expected to have a negative effect on earnings.

Interest Rate Risk

Our exposure to market risk resulting from changes in interest rates relates primarily to our investment portfolio.  Our interest income and cash flows may be impacted by changes in the general level of U.S. interest rates. We do not hedge this exposure because we believe that we are not subject to any material market risk exposure due to the short-term nature of our investments. We would not expect an immediate 10% increase or decrease in current interest rates to have a material effect on the fair market value of our investment portfolio.

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

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2009.

Changes in internal controls - There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

The Company is the subject of a formal investigation commenced by the Securities and Exchange Commission (“SEC”).  The SEC investigation is focused in large part on the activities of a former retail broker of the Company’s subsidiary, MCF, David Scott Cacchione (“Cacchione”), and one of his customers, William Del Biaggio III (“Del Biaggio”). The activities relate primarily to the misuse of various client accounts as collateral for loans to Del Biaggio from third party lenders.  Cacchione signed “account control agreements” in which he purported to act on behalf of the Company to authorize the use of various client accounts as security for loans to Del Biaggio from various third-party lenders.  Cacchione did not have the authority to do so.

Cacchione also improperly provided client account statements to third-party lenders or to Del Biaggio for the purpose of representing to the lenders that the accounts belonged to Del Biaggio.  The retail client account statements were altered so that the accounts appeared to belong to Del Biaggio when in fact some of the accounts belonged to other MCF retail clients.  Del Biaggio is no longer a customer of MCF, and Cacchione’s employment was terminated in June 2008.

The Company’s internal investigation found no evidence that any of Cacchione’s supervisors or any member of the Company or MCF management was aware of the actions of Del Biaggio and Cacchione as described above until shortly before Cacchione’s employment was terminated.  MCF has been phasing out its retail business and will concentrate on strengthening its core investment banking and institutional brokerage businesses.  Both Cacchione and Del Biaggio have recently pleaded guilty to securities fraud in the United States District Court, Northern District of California and have been named as defendants in separate SEC enforcement actions.

The SEC staff has indicated that it intends to recommend to the Commission an enforcement action arising out of Cacchione’s actions and the failure to adequately supervise him.  The Company is cooperating fully with the SEC in its investigation and is presently engaged in settlement discussions with the SEC Staff.

As noted above, a number of lawsuits and other claims have been filed (or asserted against) MCF and in at least one instance, the Company, in connection with the alleged actions of Del Biaggio and Cacchione.  The total amount of damages sought under such lawsuits and other claims is approximately $57.5 million. The Company and MCF deny any wrongdoing and will defend themselves and attempt to obtain the most favorable possible outcome of these lawsuits for themselves and the Company’s shareholders.

In December 2008, the Company and MCF entered into settlement discussions with most of the plaintiffs in the account control agreement cases representing a substantial portion of the $57.5 million in civil claims arising out of the actions of Cacchione and Del Biaggio.  Through the settlement discussions, the Company and MCF seek to resolve potential liability in these legal proceedings and eliminate the continuing cost of defending these proceedings.   In addition, the Company seeks to free up valuable management resources needed to face challenging market and economic conditions.   Whether a settlement can be reached that will serve the Company’s aims is not yet estimable.  Should the Company’s settlement efforts ultimately prove unsuccessful, the Company believes it has meritorious defenses and intends to contest these claims vigorously.

The lawsuits against the Company and MCF that result from Cacchione’s activities are as follows:

DGB Investments, Inc. v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. (“MCF”) was served with a complaint filed in the Santa Clara County, California Superior Court by DGB Investments, Inc. which loaned money to William Del Biaggio III, the former customer of MCF.  The complaint names as defendants Del Biaggio, David Scott Cacchione, a former retail broker of MCF, and MCF. Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  Effective June 4, 2008, MCF terminated Cacchione’s employment.   The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $3 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Heritage Bank of Commerce v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. (“MCF”) was served with a complaint filed in the Santa Clara County Superior Court by Heritage Bank of Commerce, which loaned money to Del Biaggio, naming as defendants Del Biaggio and MCF.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $ 4 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Modern Bank, N.A. v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. (“MCF”) was served with a complaint filed in the Santa Clara County Superior Court by Modern Bank, N.A., which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $10 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Security Pacific Bank v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. (“MCF”) was served with a complaint filed in the Los Angeles County, California Superior Court by Security Pacific Bank, which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $5 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

AEG Facilities, Inc. v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed in the Santa Clara County Superior Court by AEG Facilities, Inc. which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $7 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

Valley Community Bank v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed in the Santa Clara County Superior Court by Valley Community Bank, which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed account control agreements purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks over $4 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, Merriman Curhan Ford & Co. was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio alleging that MCF entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender.  The account pledged was in the name of Del Biaggio.  Plaintiff has brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge.  Plaintiff alleges damages in the amount of $1.75 million.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

The Company anticipates at least one additional lawsuit may be filed in the San Mateo County California Superior Court against MCF by a lender to Del Biaggio, on similar facts to the lawsuits described above, with a claim believed to be approximately $10 million.

David Hengehold v. Merriman Curhan Ford & Co.

In June 2008, Merriman Curhan Ford & Co. was served with a complaint filed in the San Mateo County, California Superior Court by David Hengehold.  Plaintiff alleges, among other things, fraud based on Cacchione’s inducing plaintiff into making loans to an entity associated with Del Biaggio.  This plaintiff is a former client of MCF.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of over $500,000.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

Don Arata, et al. v. Merriman Curhan Ford & Co.

In July 2008, the Company and Merriman Curhan Ford & Co. (“MCF”) were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities.  In March 2009, the Company and MCF were served with an amended consolidated complaint on behalf of 38 plaintiffs which consolidated several similar pending actions filed by the same law firm.  Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.  This matter does not involve account control agreements. Plaintiffs in this lawsuit seek damages of over $9 million.  We believe that we and MCF meritorious defenses and intend to contest these claims vigorously.  (The previously disclosed Davis, Cook and Bachelor cases now are part of the consolidated cases.)

The Private Bank of the Peninsula v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by The Private Bank of the Peninsula.  Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of $916,666.65.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

Pacific Capital Bank v. Merriman Curhan Ford & Co.

In October 2008, MCF was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank.  Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of $1.84 million.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

Irving Bronstein et. al. v. Merriman Curhan Ford & Co.

In January 2009, Merriman Curhan Ford & Co. and David Jonathan Merriman were served with a FINRA arbitration claim filed by Irving Bronstein and several related family members and entities.  Claimants allege, among other things, that MCF benefited from the sale of a particular security it held at the expense of its customers, including the claimants, and fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with allegedly fraudulent investments and MCF’s failure to discover and stop the fraud.  This matter does not involve account control agreements. Claimants seek damages in a range of $2.7 to $10 million.  We believe that MCF and Mr. Merriman have meritorious defenses and they intend to contest these claims vigorously.

John Zarich v. Merriman Curhan Ford & Co.

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MCF.  The statement of claim has been served and a response is due in May 2009.  The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008.  The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MCF held a position.  It further alleges that Cacchione convinced Zarich not to sell the shares when the stock’s price fell.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.
In addition, MCF received a demand letter from a former client of MCF alleging similar claims to those asserted in the Zarich matter above.  We believe that MCF has meritorious defenses to the claims and it intends to contest them vigorously. We believe it is unlikely to result in an adverse outcome.  However, in the event MCF does not prevail, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Gary Thornhill, et al. v. Merriman Curhan Ford & Co.

In May 2009, a complaint was filed in the San Francisco County Superior Court by Gary Thornhill and several related family members and entities, but has not yet been served, naming as defendants the Company and MCF.  The complaint alleges, , among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.  This matter does not involve account control agreements. Plaintiffs in this lawsuit seek damages of $230,000.  We believe that we and MCF have meritorious defenses and intend to contest these claims vigorously.

Lawsuits against MCF unrelated to the Del Biaggio/Cacchione matters are as follows:

Spare Backup v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc.  MCF was able to close a round of bridge financing in June 2008.  As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock.  As of November 2008, these transaction fees had not been paid to MCF.  We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter.  In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court.  In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter.  MCF was successful in raising $1,300,000 in capital for Spare Backup.

Wesley Rusch v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in October 2008, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Wesley Rusch. Mr. Rusch is a former at-will employee of Merriman Curhan Ford & Co. and worked in the compliance department. We have not been presented with a demand for quantified damages. Mr. Rusch was terminated by Merriman Curhan Ford & Co. in July 2007. Mr. Rusch alleges theories of discrimination and lack of cause for termination.  Mr. Rusch filed a Statement of Claim seeking damages of over $1 million.  We believe that MCF has meritorious defenses and it contested this claim vigorously at the arbitration before a FINRA arbitration panel in March 2009.  MCF has not yet received a decision from the arbitration panel.  However, in the event that we do not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Joy Ann Fell v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in November 2008, MCF received a demand letter from a former employee, Joy Ann Fell.  In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration.  Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force.  Ms. Fell alleges claims of breach of an implied employment contract, emotional distress and work-place discrimination.  The demand for money damages is approximately $350,000.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF has responded to the claim but there has been no discovery to date.  An arbitration panel has not yet been selected, nor has a hearing date been assigned.

Peter Marcil v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in January 2009, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. Marcil resigned from Merriman Curhan Ford & Co. in March of 2007. Mr. Marcil alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim.   MCF has not replied to the claim and an arbitration hearing date has not been set.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  However, in the event that MCF does not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

We believe that these cases are either unlikely to result in adverse rulings or are in early stages and the amount of a likely adverse ruling cannot be estimated at present.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

Item 1a.          Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

MERRIMAN CURHAN FORD GROUP, INC.

May 15, 2009	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

May 15, 2009	By:	/s/ PETER V. COLEMAN
Peter V. Coleman
Chief Financial Officer
(Principal Financial Officer)