Form 10-Q
period 2009-06-30
Merriman Curhan Ford Group, Inc.
filed 2009-08-11
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

The number of shares of Registrant’s common stock outstanding as of August 7, 2009 was 12,733,287.

Merriman Curhan Ford Group, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months and Six Months Ended June 30, 2009 and 2008	3
Consolidated Statements of Financial Condition as of June 30, 2009 and December 31, 2008	4
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4. Controls and Procedures	33

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	34
ITEM 1A. Risk Factors	39
ITEM 6. Exhibits	40
Signatures	41
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Commissions	$9,969,922	$7,892,372	$19,087,850	$16,361,082
Principal transactions	747,039	1,418,829	(95,498)	103,753
Investment banking	1,067,450	4,446,995	2,283,867	7,823,406
Advisory and other fees	647,867	543,134	1,206,680	239,600
Total revenue	12,432,278	14,301,330	22,482,899	24,527,841
Operating expenses:
Compensation and benefits	10,191,416	11,101,879	19,456,583	23,329,054
Brokerage and clearing fees	270,396	709,183	583,356	1,484,484
Professional services	919,795	2,552,010	2,032,544	3,361,951
Occupancy and equipment	486,491	607,587	1,062,881	1,061,000
Communications and technology	839,835	983,826	1,561,100	1,893,739
Depreciation and amortization	115,749	133,988	262,991	257,905
Travel and entertainment	374,609	971,393	609,733	1,893,394
Other	568,964	1,224,706	1,265,587	2,001,697
Total operating expenses	13,767,255	18,284,572	26,834,775	35,283,224
Operating loss	(1,334,977)	(3,983,242)	(4,351,876)	(10,755,383)
Other income	800,000	─	2,000,000	─
Interest income	2,679	34,016	9,166	130,420
Interest expense	(28,458)	(15,615)	(43,823)	(33,383)
Loss before provision for income tax	(560,756)	(3,964,841)	(2,386,533)	(10,658,346)
(Provision for) benefit from income tax	(1,984)	1,838,744	(5,200)	1,838,744
Loss from continued operations	(562,740)	(2,126,097)	(2,391,733)	(8,819,602)
Loss from discontinued operations	─	(2,987,748)	(94,894)	(3,344,216)
Net loss	$(562,740)	$(5,113,845)	$(2,486,627)	$(12,163,818)
Basic and diluted loss per share – continued operations	(0.04)	(0.17)	(0.19)	(0.71)
Basic and diluted loss per share – discontinued operations	─	(0.24)	(0.01)	(0.27)
Basic and diluted net loss per share	$(0.04)	$(0.41)	$(0.20)	$(0.98)
Weighted average common shares outstanding:
Basic and Diluted	12,510,805	12,562,120	12,549,477	12,425,851

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$2,866,526	$6,358,128
Securities owned:
Marketable, at fair value	4,892,217	4,622,577
Not readily marketable, at estimated fair value	274,953	366,061
Other	146,631	185,065
Restricted cash	1,127,851	1,131,182
Due from clearing broker	2,031,959	1,752,535
Accounts receivable, net	1,092,068	612,234
Prepaid expenses and other assets	452,084	619,759
Equipment and fixtures, net	702,642	1,260,011
Assets held for sale	–	1,958,038
Total assets	$13,586,931	$18,865,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$49,989	$712,591
Commissions and bonus payable	3,182,874	3,182,941
Accrued expenses	2,823,203	3,637,345
Due to clearing and other brokers	7,890	28,022
Securities sold, not yet purchased	3,829	903,217
Deferred revenue	542,968	709,691
Notes payable – short term	300,000	─
Capital lease obligation	653,056	923,683
Convertible notes payable, net	248,490	─
Liabilities held for sale	–	1,052,899
Total liabilities	7,812,299	11,150,389
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively; aggregate liquidation preference of $0
	─	─
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of June 30, 2009 and December 31, 2008; aggregate liquidation preference of $0
	─	─
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of June 30, 2009 and December 31, 2008; aggregate liquidation preference of $0
	─	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,756,656 and 12,756,656 shares issued and 12,554,779 and 12,730,218 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	1,278	1,278
Additional paid-in capital	127,839,252	127,193,195
Treasury stock	(225,613)	(125,613)
Accumulated deficit	(121,840,285)	(119,353,659)
Total stockholders' equity	5,774,632	7,715,201
Total liabilities and stockholders' equity	$13,586,931	$18,865,590

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,486,627)	$(12,163,818)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	273,601	306,171
Amortization of intangible assets	–	233,070
Gain on sale of ICD	(2,000,000)	–
Stock-based compensation	259,779	1,316,606
Amortization of discounts on convertible notes payable	9,768	2,584
Impairment of goodwill	–	2,208,735
Impairment of intangible assets	–	392,781
Loss on disposal of equipment and fixtures	294,379	–
Provision for bad debt	155,473	280,543
Securities received for services	(168,913)	(1,545,788)
Unrealized loss on securities owned	693,648	381,431
Changes in operating assets and liabilities:
Securities owned	(1,564,221)	(2,057,190)
Restricted cash	3,331	(441,406)
Due from clearing broker	(279,424)	17,023
Accounts receivable	(406,191)	546,762
Prepaid expenses and other assets	468,929	(304,366)
Accounts payable	(804,959)	915,272
Commissions and bonus payable	(5,280)	(10,870,120)
Accrued expenses	(1,383,720)	(721,230)
Due to clearing and other brokers	(20,132)	8,866
Net cash used in operating activities	(6,960,559)	(21,494,074)
Cash flows from investing activities:
Purchase of equipment and fixtures	–	(192,428)
Proceeds from sale of Panel	702,966	–
Proceeds from sale of ICD	2,000,000	–
Net cash provided by (used in) investing activities	2,702,966	(192,428)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	–	470,304
Debt service principal payments	(381,901)	(325,632)
Proceeds from the issuance of convertible notes payable	625,000	–
Proceeds from the issuance of notes payable – short term	300,000	–
Net cash provided by financing activities	543,099	144,672
Decrease in cash and cash equivalents	(3,714,494)	(21,541,830)
Cash and cash equivalents at beginning of period	6,358,128	31,962,201
Cash and cash equivalents, assets held for sale	222,892	–
Cash and cash equivalents at end of period	$2,866,526	$10,420,371

Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$34,055	$37,924
Income taxes	$5,200	$566,858
Supplementary non-cash information:
Stock received as part of sale of Panel	100,000	–
Conversion of note payable into common stock	$–	200,000
Property acquired through capitalized leases	$–	805,776

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

Under FASB Statement No. 165, “Subsequent Events”, the Company has evaluated all subsequent events through August 11, 2009, the date these consolidated financial statements were filed with the SEC.

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

Fair Value of Financial Instruments

Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in Principal Transactions in the consolidated statements of operations.  The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, securities owned, due from clearing broker, accounts receivable, assets held for sale, accounts payable, commissions and bonus payable, accrued expenses, due to clearing and other brokers, liabilities held for sale and note payable approximate their fair values due to their short term nature and, where applicable, market interest rates.

The carrying value of the convertible notes of approximately $248,000 differs from its fair value of $419,000 due to the $180,000 embedded beneficial conversion option.  The fair value differs from the face amount of the notes of $625,000 due to the $206,000 of warrants at fair value issued to the holders of the Notes.

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

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

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 4, Fair Value of Assets & Liabilities.

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

 Commissions and Principal Transactions Revenue

Commissions revenue includes revenue resulting from executing trades in stock exchange-listed securities, over-the counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

Share-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, non-vested stock, and participation in the Company’s employee stock purchase plan. The Company estimates fair value of share-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

 Segment Reporting

The Company has determined that it has only one operating and reportable segment, Merriman Curhan Ford & Co., for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of June 30, 2009 and consolidated total revenues for the three and six month period ended June 30, 2009.  In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to begin the process of liquidating the funds under management by MCF Asset Management, LLC, and is not considered an operating and reportable segment.   In January 2009, the Company sold its primary research business, Panel Intelligence, LLC. and has presented its results of operations as discontinued operations.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

New Accounting Pronouncements

SFAS 107-1 and APB 28-1. In April 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (SFAS 107-1 and APB 28-1).  This proposal amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  The Company adopted SFAS 107-1 and APB 28-1 and provided the additional disclosure requirements for second quarter 2009.  The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

SFAS 157-e.  In April 2009, the FASB issued Financial Staff Position (FSP) 157-e “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed” (SFAS 157-e).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, “Fair Value Measurements.”  The Company adopted the provisions of SFAS 157-e during second quarter 2009.  This guidance does not have a significant impact on the Company’s financial position, results of operations, or cash flows.

SFAS 165.   In May 2009, the FASB issued SFAS 165, “Subsequent Events.” This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the provisions of SFAS 165 during the second quarter 2009.  This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

2. Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the six months ended June 30, 2009, the Company incurred a net loss of $2,487,000 and used $6,961,000 in net cash from operating activities.  At June 30, 2009, the Company had cash and cash equivalents of $2,867,000, marketable securities of $4,892,000 and receivables from clearing broker of $2,032,000.  The Company had liabilities of $7,812,000. The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

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

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management structured a transaction that substantially increases the near-term flow of capital. The Company expects to finalize the sale of ICD in the third quarter 2009, when the buyers obtain their broker-dealer license although all the sales proceeds have been received by June 30, 2009.

Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary in which the Company had invested considerable resources during 2008. The result of these actions has been to reduce operating loses and increase available cash, which will also strengthen its capital position.

 The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  While progress has been made, there is no indication that these negotiations will be successful and whether a settlement will serve the Company’s aims.  Should a settlement result, the amount of such settlement is not yet estimable.

The Company is assessing the interest of both strategic and non-strategic investors in providing additional capital to the business. There are no assurances that the Company will be successful in completing its plans outlined above and in raising sufficient additional capital for its continuing operations.  In May 2009, the Company raised $625,000 by issuing Convertible Notes to a group of investors consisting mostly of its employees and officers.  In June 2009, it raised an additional $300,000 by issuing promissory notes to three of its employees.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a massive drain on corporate resources. The Company believes that its reduced cost structure, lower legal expenses and shedding of non-core business have increased its operating runway. However, if operating conditions worsen or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

3. Issuance of Debt

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes carry an interest rate of 11% per annum, payable in cash quarterly, and are due upon the earlier of two years from issuance or a change in control of the Company.  As part of this transaction, the Company entered into a Security Agreement with the investors in the Notes by which the Company pledged all assets of the Company as security for the Notes.  If the Company were to liquidate, the investors in the Notes would have to be repaid before any other obligations of the Company, which would reduce the amount of assets available for distribution to the Company’s Stockholders.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The Notes are convertible into common stock of the Company at a price of $0.50 per share and come with warrants (the “Warrants”) to purchase additional shares of common stock of the Company at $0.50 per share for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $0.50.  The Notes are convertible beginning six months after issuance while the Warrants are exercisable immediately.

Both the Notes and the Warrants have anti-dilution features so that if the Company pays dividends, splits (forward or reverse) its common shares, or adjusts its shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The Notes have a two-year maturity and the warrants will expire 10 years from the date of the transaction.  The Notes may be pre-paid at the discretion of the Company upon 10 day notice and the holders of the Notes may elect to convert prior to pre-payment.  If the Company’s common stock’s closing price exceeds 200% of the exercise price for a consecutive period of twenty trading days, it may force a conversion.

The total proceeds of $625,000 raised in the transaction described above is accounted for under generally accepted accounting principles, primarily APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. The Company has accounted for this transaction as the issuance of convertible debt and a detachable stock warrant.  The total proceeds of $625,000 have been allocated to these individual instruments based on their relative fair value as determined by management.

The Company estimated the fair value of its convertible debt at the time of issuance.  As a result, the Notes and the Warrants are carried at fair values of $419,000 and $206,000, respectively.  The Notes have an embedded beneficial conversion option and the $419,000 value can be bifurcated into a host valued at $239,000 and a beneficial conversion option valued at $180,000.  The value of the Warrant was recorded as an increase to additional paid-in capital. The total discount on the Notes of $206,000 will be amortized over the term of the Notes.  The amortization during the quarter was in the amount of $7,000.

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The term of the notes is the earlier of October 31, 2009 or a change in control event defined as a debt or financing by the Company in an amount of $6,000,000 or more.

4. Fair Value of Assets and Liabilities

Fair value is defined as the price at which an asset would sell for or an amount paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

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

Stock Warrants

Stock warrants provide their holders with the right to purchase equity in a publicly traded company.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Fair Value of Assets and Liabilities — continued

Underwriters’ Purchase Options

Underwriters’ purchase options represent the right to purchase securities of publicly-traded companies for which the Company acted as an underwriter to account for any overallotment of these securities in a public offering.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology. They are classified within Level 3 of the fair value hierarchy.

Preferred Stock

Preferred stock represents preferred equity in publicly traded companies.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price of the common stock to value the securities. They are classified within Level 1 of the fair value hierarchy.

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

	Assets at Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$3,834,751	$—	$25,033	$3,859,784
Stock warrants	—	—	1,306,930	1,306,930
Preferred stock	456	—	—	456
Total securities owned	$3,835,207	$—	$1,331,963	$5,167,170

Liabilities:
Securities sold, not yet purchased	$3,829	$—	$—	$3,829
Total fair value liabilities	$3,829	$—	$—	$3,829

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$3,353,784	$650	$695	$3,355,129
Stock warrants	—	—	1,605,451	1,605,451
Underwriters’ purchase option	—	—	27,995	27,995
Preferred stock	63	—	—	63
Total securities owned	$3,353,847	$650	$1,634,141	$4,988,638

Liabilities:
Securities sold, not yet purchased	$903,217	$—	$—	$903,217
Total fair value liabilities	$903,217	$—	$—	$903,217

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

The following summarizes the change in carrying values associated with Level 3 financial instruments for the six months ended June 30, 2009:

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Assets:
Balance at December 31, 2008	$695	$1,605,451	$27,995	$1,634,141
Purchases, issuances and settlements	50,998	132,879	—	183,877
Net transfers in / (out)	(13,490)	(108,900)	—	(122,390)
Gains / (losses)
Realized	—	(79,093	(91,058)	(170,151)
Unrealized	(13,170)	(243,407)	63,063	(193,514)
Balance at June 30, 2009	$25,033	$1,306,930	$—	$1,331,963

The amounts of unrealized losses for the three months ended June 30, 2009 included in the table above are all attributable to those assets still held as of June 30, 2009. Net losses (both realized and unrealized) for Level 3 financial instruments are a component of Principal transactions in the consolidated statements of operations.

5. Share-Based Compensation Expense

Stock Options

 As of June 30, 2009, there were 7,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of June 30, 2009, 488,318 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three months and six months ended June 30, 2009 was $146,000 and $210,000, respectively. Compensation expense for stock options during the three months and six months ended June 30, 2008 was $402,000 and $784,000, respectively.

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2008	1,167,117	$5.85
Granted	4,075,359	0.42
Exercised	-	-
Canceled	(264,119)	(2.46)
Balance as of June 30, 2009	4,978,357	$1.58
Exercisable as of June 30, 2009	778,204	$6.43

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 5. Share Based Compensation Expense (continued)

The following table summarizes information with respect to stock options outstanding at June 30, 2009:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.00 - $ 1.00	3,962,929	9.83	$0.42	$123,247	98,838	$0.43	$1,977
$ 1.01 - $ 3.50	297,527	4.11	$2.49	–	231,847	2.69	–
$ 3.51 - $ 7.00	437,670	6.75	$4.40	–	175,655	4.86	–
$ 7.01 - $14.00	254,083	2.10	$9.08	–	245,716	9.13	–
$14.01 - $28.00	1,147	1.50	$15.34	–	1,147	15.34	–
$28.01 - $49.00	25,001	0.66	$49.00	–	25,001	49.00	–
	4,978,357	8.78	$1.58	$123,247	778,204	$6.43	$1,977

As of June 30, 2009, total unrecognized compensation expense related to unvested stock options was $1,294,000. This amount is expected to be recognized as expense over a weighted-average period of 3.11 years.

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months and six months ended June 30, 2009 was $24,000 and $49,000, respectively. Compensation expense for non-vested stock during the same periods in 2008 was $251,000 and $533,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the six months ended June 30, 2009:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at June 30, 2009
Balance as of December 31, 2008	48,779	$9.84
Granted	–	–
Vested	(5,546)	(7.42)
Canceled	–	–
Balance as of June 30, 2009	43,233	$10.15	$438,713

As of June 30, 2009, total unrecognized compensation expense related to non-vested stock was $139,000. This expense is expected to be recognized over a weighted-average period of 0.54 year.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Share-Based Compensation Expense (continued)

Fair Value and Assumptions Used to Calculate Fair Value

The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2009 was $0.28 and $0.27, respectively. The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2008 was $2.31 and $2.49, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the six months ended June 30, 2009 and 2008:

	Six months Ended June 30,
	2009	2008
Expected volatility	110.65%	70.42%
Expected life (years)	2.95	6.43
Risk-free interest rate	1.35%	3.11%
Expected dividend yield	0%	0%

  The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and six months ended June 30, 2009 was $0 and $0 per share, respectively. The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the same periods in 2008 was $3.84 and $4.50 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

6. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three and six months ended June 30, 2009, the Company recorded immaterial income tax expense. For the same periods in 2008, the Company recorded a benefit of $1,398,000.  The effective tax rate for the three and six months ended June 30, 2009 is zero because the Company is operating at a loss.

Historically and currently, the Company has recorded a valuation allowance for deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that it will be able to realize the benefit of its deferred tax assets in the future.

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

7. Discontinued Operations

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

The following revenue and expenses have been reclassified as discontinued operations for the six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$–	$1,498,144	$217,141	$3,039,938
Operating expenses:
Compensation and benefits	–	896,402	193,723	1,824,813
Cost of primary research services	–	609,129	64,179	1,194,293
Professional services	–	27,293	42,180	59,894
Occupancy and equipment	–	81,841	27,775	165,610
Communications and technology	–	27,043	1,179	57,107
Depreciation and amortization	–	145,495	10,610	281,336
Travel and entertainment	–	40,817	8,123	78,409
Other expenses	–	2,655,186	(36,436)	2,717,067
Total operating expenses	–	4,483,206	311,333	6,378,529
Operating loss	–	(2,985,062)	(94,192)	(3,338,591)
Interest expense, net	–	(2,686)	(702)	(5,625)
Net loss	$–	$(2,987,748)	$(94,894)	$(3,344,216)

Other expenses for the three and six months ended June 30, 2008 included an impairment to goodwill and intangible assets of $2,602,000.

8.  Sale of a Component of an Entity

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  The assets being sold include the Company’s rights in trademark, copyright and other intellectual property used in the business, customer lists, marketing materials, and books and records.  The Company determined that the discontinued operations criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with SAB 104 , Revenue Recognition , the Company recognized $1.2 million in the first quarter 2009 and $800,000 in the second quarter 2009 as Other Income.  As of June 30, 2009, all sales proceeds have been received.

9. Loss per Share

The following is a reconciliation of the basic and diluted net loss available to common stockholders and the number of shares used in the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss available to stockholders – basic and diluted	$(562,740)	$(5,113,845)	$(2,486,627)	$(12,163,818)
Weighted-average number of common shares – basic and diluted	12,510,805	12,562,120	12,549,477	12,425,851
Basic and diluted loss per common share:
Loss from continuing operations	$(0.04)	$(0.17)	$(0.19)	$(0.71)
Loss from discontinued operations	$–	$(0.24)	$(0.01)	$(0.27)
Net loss	$(0.04)	(0.41)	$(0.20)	(0.98)

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three and six months ended June 30, 2009 and 2008 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.  Interest and dividends are also not considered since including them in the calculation of diluted earnings per share would be anti-dilutive.

Shares used in the diluted net loss per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted loss per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three and six months ended June 30, 2009 and 2008, the Company excluded the impact of all stock options and warrants in the computation of diluted earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the diluted net loss per share computation, as their inclusion would have been anti-dilutive:

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

9. Loss per Share (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	4,177,082	4,198,770	2,803,375	2,226,464

Weighted average non-vested stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	43,974	348,754	45,263	740,477

Weighted average shares issuable for the period prior to the conversion of the convertible notes payable	0	45,526	0	94,192

Total common stock equivalents excluded from diluted net (loss) income per share	4,221,056	4,593,050	2,848,638	3,061,133

10. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2009, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $1,620,000, which exceeded the amount required by $1,364,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Contingencies

A number of lawsuits have been filed against the Company’s wholly owned subsidiary, Merriman Curhan Ford & Co. (“MCF”) (including at least one which also names the parent company as the defendant) in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF.  The total amount of damages sought under such lawsuits is approximately $47.5 million. In addition, there is at least one additional threatened claim against MCF relating to the actions of Del Biaggio and Cacchione, in the approximate amount of $10 million.

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

The Company and MCF deny any liability and are vigorously contesting these lawsuits and the arbitration. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, we have not provided an accrual for these lawsuits and arbitration. If the Company or MCF were to be found liable in these lawsuits and the arbitration and the plaintiffs were to be awarded the damages they seek, it would have a severe impact on the Company's financial condition and the Company would likely not be able to continue in business. Even if the Company and MCF ultimately prevail in all of these lawsuits, they will almost certainly incur significant legal fees which could also have a severe impact on the Company's financial condition.

From time to time, the Company is also named as a defendant in the routine conduct of its business.

12. Subsequent events

On July 31, 2009, the Company issued and sold Secured Promissory Note (“Secured Note”) to an investor in the amount of $500,000.  The Secured Note matures at the earlier of three years or a change in control event and carries a nominal interest rate of 9% per annum, payable quarterly.  Along with the Secured Note, the Company issued 10-year warrants to purchase approximately 2,326,000 shares of its common stock at $0.65 per share.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “will,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 38 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and venture services, and investment banking through our operating subsidiary, Merriman Curhan Ford & Co.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading in fast growing companies under $2 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We originate differentiated research for our institutional investor clients and provide specialized and integrated financing and advisory services for our corporate clients.

In January 2009, we entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  We expect the sale to be completed in the third quarter 2009 when we will no longer include the results of its operations and its financial condition in our financial statements.

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

MCF Asset Management, LLC, another subsidiary, manages absolute return investment products for institutional and high-net worth clients. We are in the process of liquidating these investment products and returning investments to the investors.  As of June 30, 2009, we liquidated all of our funds except one.  All the liquid assets in the one remaining fund have been liquidated.  There are illiquid assets, such as restricted stock and warrants, which have not yet been liquidated.  We expect to complete the liquidation in 2009.

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the six months ended June 30, 2009, the Company incurred a net loss of $2,487,000 and used $6,961,000 in net cash from operating activities.  At June 30, 2009, the Company had cash and cash equivalents of $2,867,000, marketable securities of $4,892,000 and receivables from clearing broker of $2,032,000.  The Company had liabilities of $7,812,000. The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

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

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors to a group of its employees. While this business was profitable, management structured a transaction that substantially increases the near-term flow of capital. The Company expects to finalize the sale of ICD in the third quarter 2009, when the buyers obtain their broker-dealer license although all the sales proceeds have been received as of June 30, 2009.

Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary in which the Company had invested considerable resources during 2008. The result of these actions has been to reduce operating loses and increase available cash, which will also strengthen its capital position.

 The Company has entered into a process of mediation to reach a settlement with a majority of the civil litigants resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The Company is focused on reducing its potential liability in these legal proceedings and the resources required to fight the allegations. In addition, it is also aiming to free up valuable management resources needed to face challenging market and economic conditions.  At present, there is no indication that these negotiations will be successful and whether a settlement will serve the Company’s aims. Should a settlement result, the amount of such settlement is not yet estimable.

The Company is assessing the interest of both strategic and non-strategic investors in providing additional capital to the business. There are no assurances that the Company will be successful in completing its plans outlined above and in raising sufficient additional capital for its continuing operations.  In May 2009, the Company raised $625,000 by issuing Convertible Notes to a group of investors consisting mostly of its employees and officers.  In June 2009, it raised an additional $300,000 by issuing promissory notes to three of its employees.

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even if it is successful in executing its four-step plan, it will not be capable of sustaining losses such as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a massive drain on corporate resources. The Company believes that its reduced cost structure, lower legal expenses and shedding of non-core business have increased its operating runway. However, if operating conditions worsen or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

Executive Summary

Revenue from continuing operations declined by 13% in the second quarter 2009 relative to the second quarter 2008 during one of the most tumultuous capital market environments in a generation. Our commissions revenue for the same period grew by 26% year-over-year, due primarily to continued growth of our Institutional Cash Distributors money fund business which is being sold in 2009. Investment banking revenue declined by 76%, as very few companies came to market during the first half of 2009. Revenues from principal transactions declined 47% for the three months ended June 30, 2009 compared to the same period 2008 mainly due to the managed reduction of our portfolio through the sales of both stock and warrant securities. We incurred a net loss of $563,000, or $0.04 per share.

Business Environment

After posting the third-worst year in more than a century, the equity markets continued to be volatile to the downside in the first quarter 2009.  In the second quarter 2009, the markets recovered to levels of year-end 2008.  There is some evidence that the larger financial institutions have begun to recover.  Recoveries are typically uneven in timing, beginning in certain segments of particular industries before having broad impact.

Hedge funds, some of which went out of business in 2008, in general have not recovered, continuing to depress the demand for our services.  The hedge fund community is an important component of our business, as they are one of the most active purchasers of our investment banking and research products.  Our securities broker-dealer and investment banking activities are linked to the capital markets. We operate in a highly competitive market and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus which include the CleanTech, Consumer/Internet/Media, Health Care, Resources and Technology sectors.

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

 Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the CleanTech, Consumer/Internet/Media, Health Care, Resources and Technology sectors  By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Issuance of Debt

On May, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).   On June 1, 2009, the Company issued an additional $100,000 of the Notes.  The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes carry an interest rate of 11% per annum, payable in cash quarterly, and are due upon the earlier of two years from issuance or a change in control of the Company.  The Notes are convertible into common stock of the Company at a price of $0.50 per share and come with warrants (the “Warrants”) to purchase additional shares of common stock of the Company at $0.50 per share for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $0.50.  The Notes are convertible beginning six months after issuance and the Warrants are exercisable immediately.

Both the Notes and the Warrants have anti-dilution features so that if the Company pays dividends, splits (forward or reverse) its common shares, or adjusts its shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The Notes have a two-year maturity and the warrants will expire 10 years from the date of the transaction.  The Notes may be pre-paid at the discretion of the Company upon 10 day notice and the holders of the Notes may elect to convert prior to pre-payment.  If the Company’s common stock’s closing price exceeds 200% of the exercise price for a consecutive period of twenty trading days, it may force a conversion.

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The term of the notes is the earlier of October 31, 2009 or a change in control event defined as a debt or financing by the Company in an amount of $6,000,000 or more

Results of Operations

The following table sets forth the results of operations for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Commissions	$9,969,922	$7,892,372	$19,087,850	$16,361,082
Principal transactions	747,039	1,418,829	(95,498)	103,753
Investment banking	1,067,450	4,446,995	2,283,867	7,823,406
Advisory and other	647,867	543,134	1,206,680	120,256
Total revenue	12,432,278	14,301,330	22,482,899	24,408,497
Operating expenses:
Compensation and benefits	10,191,416	11,101,879	19,456,583	23,329,054
Brokerage and clearing fees	270,396	709,183	583,356	1,484,484
Professional services	919,795	2,552,010	2,032,544	3,242,607
Occupancy and equipment	486,491	607,587	1,062,881	1,061,000
Communications and technology	839,835	983,826	1,561,100	1,893,739
Depreciation and amortization	115,749	133,988	262,991	257,905
Travel and entertainment	374,609	971,393	609,733	1,893,394
Other	568,964	1,224,706	1,265,587	2,001,697
Total operating expenses	13,767,255	18,284,572	26,834,775	35,163,880
Operating loss	(1,334,977)	(3,983,242)	(4,351,876)	(10,755,383)
Other income	800,000	—	2,000,000	—
Interest income	2,679	34,016	9,166	130,420
Interest expense	(28,458)	(15,615)	(43,823)	(33,383)
Loss before provision for income tax	(560,756)	(3,964,841)	(2,386,533)	(10,658,346)
(Provision for) benefit from income tax	(1,984)	1,838,744	(5,200)	1,838,744
Loss from continued operations	(562,740)	(2,126,097)	(2,391,733)	(8,819,602)
Loss from discontinued operations	─	(2,987,748)	(94,894)	(3,344,216)
Net loss	$(562,740)	$(5,113,845)	$(2,486,627)	$(12,163,818)

Our net (loss) income for the three months and six months ended June 30, 2009 and 2008 included the following non-cash expenses:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Depreciation and amortization	$115,749	162,946	$273,601	$306,171
Amortization of intangible assets	—	116,535	—	233,070
Stock-based compensation	170,163	653,281	259,779	1,316,606
Amortization of discounts on debt	9,768	—	9,768	2,584
Impairment of goodwill	—	2,601,516	—	2,208,735
Impairment of intangible assets	—	—	—	392,781
Loss on disposal of equipment and fixtures	—	—	294,379	—
Provision for uncollectible accounts receivable	155,473	113,758	155,473	280,543
Securities received for services	—	—	(168,913)	(1,545,788)
Unrealized (gain) loss on securities owned	(318,129)	—	693,648	381,431
Total	$133,024	3,648,036	$1,517,735	$3,576,133

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, spin-offs and restructurings.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Capital raising	$571,250	$4,252,495	$924,133	$7,482,685
Financial advisory and other	496,200	194,500	1,359,734	340,721
Total investment banking revenue	$1,067,450	$4,446,995	$2,283,867	$7,823,406

Transaction Volumes:
Public offerings:
Capital underwritten participations	$34,375,000	$182,780,000	$34,375,000	$182,780,000
Number of transactions	1	3	1	3
Private placements:
Capital raised	$6,000,000	$74,700,000	$7,753,000	$238,900,000
Number of transactions	1	4	2	9
Financial advisory:
Transaction amounts	$23,300,000	$45,000,000	$52,900,000	$87,300,000
Number of transactions	2	1	5	3

Our investment banking revenue was $1,067,000 or 9% of our revenue during second quarter 2009, representing a 76% decrease from the similar quarter in 2008. Second quarter of 2009 represented a different operating environment where the ability to execute larger transactions was more difficult than what we have experienced in the same period in 2008, despite what may be the beginnings of a recovery observed towards the end of June, 2009. Banking revenue for the three months ended June 30, 2009 has declined slightly by 12% from the first quarter 2009.  In the second quarter 2009, the number of transactions we participated in was the same as in the first quarter 2009 but our average fees were slightly lower. We participated in one secondary public offering, acted as placement agent for one private placement, and participated in two financial advisory assignments during the latest quarter.

During the three months ended June 30, 2009 and 2008, we had no investment banking clients that accounted for more than 10% of our revenue.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•	Commissions - Commissions include revenue resulting from executing stock trades in exchange-listed securities, over-the-counter securities and other transactions as agent.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended		Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenue:
Commissions	$9,969,922	$7,892,372	$19,087,850	$16,361,082
Principal transactions:
Customer principal transactions, proprietary trading and market making	$700,618	$112,637	$327,822	$(3,672,105)
Investment portfolio	46,421	1,306,192	(423,320)	3,775,858
Total principal transactions revenue	$747,039	$1,418,829	$(95,498)	$103,753
Transaction Volumes:
Number of shares traded	186,961,322	329,419,357	476,548,239	561,535,539
Number of active clients	186	343	239	444

Commissions amounted to $9,970,000, or 80%, of our revenue during the second quarter 2009, representing a 26% increase from the similar period in 2008. Lower brokerage commissions were offset by higher revenue for brokering institutional money funds by our Institutional Cash Distributors division, which the Company is selling.

Principal transactions declined by 47% during the second quarter 2009 versus our substantial gains experienced in the second quarter 2008 but improved from a loss of $843,000 in the first quarter 2009. The improvement included increased profitability in our market making activities, as well as realized and unrealized gains in our investment portfolio. As of June 30, 2009, we made markets in 151 stocks, compared to 1,361 stocks as of June 30, 2008. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

 During the second quarter of 2009 proprietary trading contributed $423,000 in realized and unrealized trading gains versus a loss of $436,000 in the same period in 2008.

During the second quarter 2009 and 2008, no single brokerage customer accounted for more than 10% of our revenue from continuing operations.

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

The following table sets forth the major components of our compensation and benefits for the three months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Incentive compensation and discretionary bonuses	$7,627,554	$5,986,840	$14,090,881	$12,084,929
Salaries and wages	1,844,366	3,526,750	3,857,018	7,140,723
Stock-based compensation	170,163	653,821	259,779	1,316,606
Payroll taxes, benefits and other	549,333	934,468	1,248,905	2,786,796
Total compensation and benefits	$10,191,416	$11,101,879	$19,456,583	$23,329,054
Total compensation and benefits as a percentage of revenue	82%	78%	87%	96%
Cash compensation and benefits as a percentage of revenue	81%	74%	85%	90%

The decrease in compensation and benefits expense of $910,000 or 8%, from the second quarter 2008 to the second quarter 2009 was due to (i) lower headcount and reduced salaries, (ii) lower investment banking revenue and corresponding bonuses, and (iii) reduced brokerage revenue and corresponding reduced commissions payable, mostly offset by increased ICD revenues and corresponding commissions.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue increased to 81% of revenues during the second quarter 2009 as compared to 74% in 2008. This increase was primarily the result of lower revenues.

Stock-based compensation expense decreased by 74% in the second quarter 2009 as compared to the same period 2008. The decline in stock-based compensation expense can be attributed to fewer stock options outstanding as a result of the Company’s Stock Options Give-Back Program in October 2008.  This program resulted in about 3 million shares of stock options given back.  The program was open to all employees.  Executive management gave back the large majority of all stock options.

No single sales professional accounted for more than 10% of our revenue during the three months ended June 30, 2009 and 2008.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer, which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $439,000, or 62%, during the second quarter of 2009 as compared to the second quarter of 2008. This decrease reflected reduced volume of trades partially offset by higher costs associated with execution of foreign securities for our clients during second quarter 2009 as compared to second quarter 2008. Execution fees for foreign securities are higher than they are for domestic securities.

Professional services expense includes legal, audit, and consulting fees, as well as expenses related to investment banking transactions. The decrease of $1,632,000 or 64%, in the second quarter of 2009 from the second quarter of 2008 was primarily attributed to lower legal fees associated with the Company’s legal matters, attributable to a partial stabilization of the litigation and investigations related to Del Biaggio and Cacchione (see Legal Proceedings in Item 1 of Part II).

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The decrease of $121,000, or 20%, in the second quarter of 2009 from the same quarter of 2008 was due to the closing of the Company’s Newport Beach and Portland offices.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. Historically, these costs have increased as we hired additional employees. The decrease of $144,000, or 15%, in the second quarter of 2009 from the second quarter of 2008 was primarily due reduced work force and the cancellation of subscription services.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The decrease of $18,000, or 14%, in the second quarter of 2009 from the second quarter of 2008 was due to the disposal of some of the Company’s equipment and office space.

Travel and entertainment expense results from business development activities across our various businesses. The decrease of $597,000, or 61%, in the second quarter of 2009 from the second quarter of 2008 was due mostly to reduced costs associated with lower volume of business and reduced expenses associated with selective business development.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of approximately $656,000, or 54%, in the second quarter of 2009 from the second quarter of 2008 was due to the Company’s active efforts to curb expenses, partially offset by higher insurance costs.

Income Tax Expense

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three and six months ended June 30, 2009, we recorded immaterial tax expense. The effective tax rate for the three and six months ended June 30, 2009 is zero because we are operating at a loss.

Historically and currently, the Company has recorded a valuation allowance for the deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

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

Other Income

Other income, shown in our Consolidated Statements of Operations, consists of $1,200,000 recognized as revenue in the first quarter and $800,000 in the second quarter 2009 related to the sale of our ICD assets.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the six months ended June 30, 2009 and 2008. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of June 30, 2009, consisting of debt payments related to convertible notes payable, non-convertible notes payable, capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases	Debt
2009	$854,752	$271,117	$300,000
2010	1,680,534	268,853	—
2011	1,648,743	146,647	625,000
2012	1,095,440	—	—
2013	616,000	—	—
Thereafter	—	—	—
Total commitments	5,895,469	686,617	925,000
Interest		(33,561)	376,510
Commitments, net of interest	$5,895,469	$653,056	1,301,510

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

Sale of ICD

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  The assets being sold include the Company’s rights in trademark, copyright and other intellectual property used in the business, customer lists, marketing materials, and books and records.  As of March 31, 2009, the Company determined that the discontinued operations criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with SAB 104 , Revenue Recognition , the Company recognized $1.2 million in the first quarter 2009 and $800,000 in the second quarter 2009 as Other Income.  As of June 30, 2009, all sales proceeds have been received.

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

Securities Owned

Corporate Equities – are comprised primarily of exchange-traded equity securities that the Company takes selective proprietary positions based on expectations of future market movements and conditions. They are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy.

Stock Warrants – represent warrants to purchase equity in a publicly traded company.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy.

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

Substantially all of the Company's financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased, are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in Principal Transactions in the consolidated statements of operations. Financial instruments carried at contract amounts include cash and cash equivalents and amounts due from and to brokers, dealers and clearing brokers.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that our deferred tax assets as of June 30, 2009 and 2008 will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity and Capital Resources

As of June 30, 2009, liquid assets consisted primarily of cash and cash equivalents of $2,867,000 and marketable securities of $4,892,000, for a total of $7,759,000, which is $3,222,000 lower than $10,981,000 in liquid assets as of December 31, 2008.

As of May 29, 2009, we issued and sold Convertible Preferred Promissory Notes in the amount of $525,000 to a group of investors consisting primarily of our employees and executives. On June 1, 2009, we issued and sold an additional $100,000 of the same Convertible Preferred Notes to the group of investors.  (See Issuance of Convertible Notes, above.)  The proceeds will be used for operations.

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The term of the notes is the earlier of October 31, 2009 or a change in control event defined as a debt or financing by the Company in an amount of $6,000,000 or more.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2009, Merriman Curhan Ford & Co. had regulatory net capital of $1,620,000 which exceeded the required amount by $1,364,000.

Please see also disclosure under caption “Going Concern” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 19.

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

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading and market making activities. These trading positions in individual equities and equity indices may be either long or short at any given time. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. The effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable and could be positive or negative, depending on the positions we hold at the time. We do not establish hedges in related securities or derivatives. From time to time, we also hold equity securities received as compensation for our services in investment banking transactions. These equity positions are always long, on a net basis. As we mark our securities to market, a decrease in equity prices generally could be expected to have a negative effect on earnings.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2009.

Changes in internal controls - There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.         Legal Proceedings

The Company is the subject of a formal investigation commenced by the Securities and Exchange Commission (“SEC”).  The SEC investigation is focused in large part on the activities of a former retail broker of the Company’s subsidiary, Merriman Curhan Ford & Co. (“MCF”), David Scott Cacchione (“Cacchione”), and one of his customers, William Del Biaggio III (“Del Biaggio”). The activities relate primarily to the misuse of various client accounts as collateral for loans to Del Biaggio from third party lenders.  Cacchione signed “account control agreements” in which he purported to act on behalf of the Company to authorize the use of various client accounts as security for loans to Del Biaggio from various third-party lenders.  Cacchione did not have the authority to do so.

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

The SEC staff has indicated that it intends to recommend to the Commission an enforcement action arising out of Cacchione’s actions and the failure to adequately supervise him.  The Company is cooperating fully with the SEC in its investigation and is presently engaged in settlement efforts with the SEC.

As noted above, a number of lawsuits and other claims have been filed (or asserted) against MCF and in at least one instance, the Company, in connection with the alleged actions of Del Biaggio and Cacchione.  The total amount of damages sought under such lawsuits and other claims is approximately $57.5 million. The Company and MCF deny any wrongdoing and will defend themselves and attempt to obtain the most favorable possible outcome of these lawsuits for themselves and the Company’s shareholders.

In December 2008, the Company and MCF entered into settlement discussions with most of the plaintiffs in the account control agreement cases representing a substantial portion of the $57.5 million in civil claims arising out of the actions of Cacchione and Del Biaggio.  Through the settlement discussions, the Company and MCF seek to resolve potential liability in these legal proceedings and eliminate the continuing cost of defending these proceedings.   In addition, the Company seeks to free up valuable management resources needed to face challenging market and economic conditions.   While we have made progress in negotiating a settlement, whether one can be reached that will serve the Company’s aims is not yet estimable.  Should the Company’s settlement efforts ultimately prove unsuccessful, the Company believes it has meritorious defenses and intends to contest these claims vigorously.

The lawsuits against the Company and MCF that result from Cacchione’s activities are as follows:

DGB Investments, Inc. v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. (“MCF”) was served with a complaint filed in the Santa Clara County, California Superior Court by DGB Investments, Inc. which loaned money to William Del Biaggio III, the former customer of MCF.  The complaint names as defendants Del Biaggio, David Scott Cacchione, a former retail broker of MCF, and MCF. Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  Effective June 4, 2008, MCF terminated Cacchione’s employment.   The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $3 million in damages.  On July 15, 2009, an amended complaint was filed naming as additional defendants, D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Heritage Bank of Commerce v. Merriman Curhan Ford & Co.

In May 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by Heritage Bank of Commerce, which loaned money to Del Biaggio, naming as defendants Del Biaggio and MCF.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $ 4 million in damages.  On Plaintiff’s motion, a retired judge was subsequently appointed judicial referee for all purposes.  On July 24, 2009, an amended complaint was filed naming as additional defendants, D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Modern Bank, N.A. v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by Modern Bank, N.A., which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $10 million in damages.  On July 24, 2009, an amended complaint was filed naming as additional defendants, D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF. We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

Security Pacific Bank v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the Los Angeles County, California Superior Court by Security Pacific Bank, which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $5 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF successfully opposed Plaintiff's petition for pre-judgment writ of attachment.

AEG Facilities, Inc. v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by AEG Facilities, Inc. which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks $7 million in damages.  On July 15, 2009, an amended complaint was filed naming as additional defendants D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

Valley Community Bank v. Merriman Curhan Ford & Co.

In June 2008, MCF.was served with a complaint filed in the Santa Clara County Superior Court by Valley Community Bank, which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed account control agreements purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff seeks over $4 million in damages.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

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

David Hengehold v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the San Mateo County, California Superior Court by David Hengehold.  Plaintiff alleges, among other things, fraud based on Cacchione’s inducing plaintiff into making loans to an entity associated with Del Biaggio.  This plaintiff is a former client of MCF.  This matter does not involve account control agreements. Plaintiff in this lawsuit alleges damages of over $500,000.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

Don Arata, et al. v. Merriman Curhan Ford & Co.

In July 2008, the Company and MCF were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities.  In March 2009, the Company and MCF were served with an amended consolidated complaint on behalf of 38 plaintiffs which consolidated several similar pending actions filed by the same law firm.  Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.  This matter does not involve account control agreements. Plaintiffs in this lawsuit seek damages of over $9 million.  The Company and MCF responded to the amended consolidated complaint in June 2009 denying all liability.  We believe that we and MCF have meritorious defenses and intend to contest these claims vigorously.  (The previously disclosed Davis, Cook and Bachelor cases now are part of the consolidated cases.)

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

Irving Bronstein et. al. v. Merriman Curhan Ford & Co.

In early 2009, MCF and David Jonathan Merriman were served with a FINRA arbitration claim filed by Irving Bronstein and several related family members and entities.  Claimants allege, among other things, that MCF benefited from the sale of a particular security it held at the expense of its customers, including the claimants, and fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with allegedly fraudulent investments and MCF’s failure to discover and stop the fraud.  This matter does not involve account control agreements. Claimants seek damages in a range of $2.7 to $10 million.  MCF and Mr. Merriman have responded to the statement of claim denying all liability.  Arbitration is scheduled to begin March 30, 2010.  We believe that MCF and Mr. Merriman have meritorious defenses and they intend to contest these claims vigorously.

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

In addition, in late 2008, MCF received a demand letter from a former client of MCF alleging similar claims to those asserted in the Zarich matter above.  We believe that MCF has meritorious defenses to the claims and it intends to contest them vigorously. We believe it is unlikely to result in an adverse outcome.  However, in the event MCF does not prevail, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Gary Thornhill, et al. v. Merriman Curhan Ford & Co.

In May 2009, a complaint was filed in the San Francisco County Superior Court by Gary Thornhill and several related family members and entities, naming as defendants the Company and MCF.  The complaint alleges, , among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.  This matter does not involve account control agreements. Plaintiffs in this lawsuit seek damages of $230,000.  A response to the complaint is due in August 2009.  We believe that we and MCF have meritorious defenses and intend to contest these claims vigorously.

Lawsuits against MCF unrelated to the Del Biaggio/Cacchione matters are as follows:

Spare Backup v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc.  MCF was able to close a round of bridge financing in June 2008.  As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock.  As of November 2008, these transaction fees had not been paid to MCF.  We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter.  In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court.  In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter.  MCF was successful in raising $1,300,000 in capital for Spare Backup.  In May 2009, arbitration formally commenced but the parties have not yet formally met in arbitration.

Wesley Rusch v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in October 2008, MCF was served with a claim in FINRA Arbitration by Wesley Rusch. Mr. Rusch is a former at-will employee of Merriman Curhan Ford & Co. and worked in the compliance department. Mr. Rusch was terminated by Merriman Curhan Ford & Co. in July 2007. Mr. Rusch alleges theories of discrimination and lack of cause for termination.  Mr. Rusch filed a Statement of Claim seeking damages of over $1 million.  We contested this claim at the arbitration before a FINRA arbitration panel in March 2009 which resulted in a decision in our favor in July 2009.

Joy Ann Fell v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in November 2008, MCF received a demand letter from a former employee, Joy Ann Fell.  In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration.  Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force.  Ms. Fell alleges claims of breach of an implied employment contract, emotional distress and work-place discrimination.  The demand for money damages is approximately $350,000.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF has responded to the claim but there has been no discovery to date.  The parties and FINRA have jointly selected an arbitration panel of three New York-based arbitrators:  Aaron Tyk, Caryl D. Feldman, and Beth Bird Pocker.  The matter is set for hearing at the New York FINRA Office for February 23-25, 2010.

Peter Marcil v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in January 2009, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. Marcil resigned from Merriman Curhan Ford & Co. in March of 2007. Mr. Marcil alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim.   MCF has not replied to the claim and an arbitration hearing date has not been set.  The parties have scheduled a mediation with San Francisco Attorney/Mediator Mark Rudy, for September 14, 2009.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  However, in the event that MCF does not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Demand By Shelly Schaffer to Merriman Curhan Ford & Co. for Payment of Attorneys’ Fees

Unrelated to the Del Biaggio/Cacchione matters, on April 24, 2009, former Vice President of Client Services Shelly Schaffer, through her attorney, Robert Shartsis, made a written demand for payment of attorneys’ fees for Ms. Schaffer’s defense in a civil action by the Securities and Exchange Commission.  Ms. Schaffer, who was hired by MCF on May 25, 2006, retained Mr. Shartsis to respond to an SEC Enforcement action in which it is alleged that Ms. Schaffer violated the antifraud provisions of federal securities laws and applicable regulations.  Ms. Schaffer worked for Cacchione prior to their coming to MCF.  MCF has denied Ms. Schaffer’s requests for payment of her attorneys’ fees on the grounds that the accusations against her concern activities that were outside the course and scope of her employment.  Ms. Schaffer’s attorney has stated his intention to sue MCF for payment of his fees, which he claims are approximately $100,000.00 and will increase as the SEC investigation continues.  We believe that MCF has meritorious defenses and it intends to contest the claims vigorously.

Dow Corning Corporation

Unrelated to the Del Biaggio/Cacchione matters, in late July and early August 2009, counsel for Dow Corning Corporation (“DCC”) indicated in correspondence and communications that DCC may have some type of claim against MCF and the Company in connection with its purchases of auction rate securities through MCF’s ICD Division.  Counsel would not furnish any specifics about the purported claim or any purported damages, but requested an agreement tolling any applicable statute of limitations for sixty (60) days to allow the parties to undertake “settlement discussions.”  MCF, the Company, Institutional Cash Distributors, LLC and certain representatives of MCF’s ICD Division have entered into such a tolling agreement with DCC cancelable on ten (10) days notice.  No discussions have ensued as of the date of this report.  Accordingly the Company is not aware of the basis of any purported claim.

We believe that these cases are either unlikely to result in adverse rulings or are in early stages and the amount of a likely adverse ruling cannot be estimated at present.

Insurance Litigation

On January 14, 2009, Merriman Curhan Ford & Co. and Merriman Curhan Ford Group, Inc. (collectively the “Company”) filed a civil action in the Superior Court for Los Angeles County (the “Coverage Lawsuit”) against its directors and officers liability insurer, XL Specialty Insurance Company (“XL Specialty”).  In the Coverage Lawsuit, the Company has asserted claims for breach of contract, tortious breach of contract, and declaratory relief, alleging that XL Specialty wrongfully denied coverage for various ongoing third-party claims and government investigations.  The Company seeks an award of compensatory damages, punitive damages, attorneys’ fees and costs.  XL Specialty has filed a cross-complaint against the Company for declaratory relief, by which XL Specialty seeks a judicial determination that it does not owe any coverage obligations regarding the third-party claims and government investigations (XL Specialty is not pursuing any claims for damages against the Company).  The parties are presently engaged in discovery, and the case is set for trial on February 16, 2010.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, as amended by our Form 10-K/A filed on April 30, 2009, and the additional risk factors described below.

Our assets are Subject to a Security Agreement which may impact stockholders rights if we liquidate.

On May 29, 2009, the Company sold and issued an aggregate of $525,000 in principal amount of Secured Convertible Promissory Notes (Each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of the same Notes. As part of this transaction, the Company entered into a Security Agreement with the investors in the Notes by which the Company pledged all assets of the Company as security for the Notes.  On July 31, 2009, the Company issued and sold $500,000 in principal amount of Secured Promissory Notes (the “Note”).  As part of this transaction, the Company entered into an additional Security Agreement with the investors in the Notes by which the Company pledged all assets of the Company as security for the Notes. If the Company were to liquidate, the investors in the Convertible Notes and the Note would have to be repaid before any other obligations of the Company, which would reduce the amount of assets available for distribution to the Company’s Stockholders.

Your ownership percentage may be diluted by outstanding Warrants.

The Convertible Notes issued on May 29, 2009 and June 1, 2009 are convertible into 1,250,000 shares of the Common Stock of the Company.  In addition, the investors in the Convertible Notes received warrants to purchase an aggregate of 937,500 shares of the Common Stock of the Company at $0.50 per share.  The investor and guarantors of the Note issued on July 31, 2009 received warrants to purchase an aggregate of 2,326,000 shares of the Common Stock of the Company at $0.65 per share.  Conversion of the Convertible Notes and exercise of these warrants would dilute the ownership percentage of exiting stockholders in the Company.

ITEM 6. Exhibits

4.3
Subscription Agreement by and among the Company and the subscribers dated May 29, 2009 providing for the sale and issuance of Secured Convertible Promissory Notes. (Incorporated by reference to Current Report on Form 8-K filed on June 3, 2009)

4.4	Form of Secured Convertible Promissory Notes dated May 29, 2009 and June 1, 2009. (Incorporated by reference to Current Report on Form 8-K filed on June 3, 2009)

4.5
Form of Security Agreement dated May 29, 2009 by and among the Company and the investors in the Secured Convertible Promissory Notes. (Incorporated by reference to Current Report on Form 8-K filed on June 3, 2009)

4.6
Form of Warrants dated May 29, 2009 and June 1, 2009 by and among the Company and the investors in the Secured Convertible Promissory Notes. (Incorporated by reference to Current Report on Form 8-K filed on June 3, 2009)

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

MERRIMAN CURHAN FORD GROUP, INC.

August 11, 2009	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman, Chief Executive Officer (Principal Executive Officer)

August 11, 2009	By:	/s/ PETER V. COLEMAN
Peter V. Coleman Chief Financial Officer (Principal Financial Officer)