Form 10-Q
period 2009-09-30
Merriman Curhan Ford Group, Inc.
filed 2009-11-16
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from ____________ to ____________.

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
Yes ☐ No ☒

The number of shares of Registrant’s common stock outstanding as of November 13, 2009 was 12,742,165.

Merriman Curhan Ford Group, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months and Nine Months Ended September 30, 2009 and 2008	3
Consolidated Statements of Financial Condition as of September 30, 2009 and December 31, 2008	4
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 4. Controls and Procedures	47

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	48
ITEM 1A. Risk Factors	53
ITEM 6. Exhibits	54
Signatures	55
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Commissions	$9,804,718	$7,992,614	$28,892,568	$24,353,696
Principal transactions	(35,522)	(5,384,303)	(131,020)	(5,280,550)
Investment banking	3,127,596	1,600,260	5,411,463	9,423,666
Advisory and other fees	411,602	341,656	1,618,282	581,256
Total revenue	13,308,394	4,550,227	35,791,293	29,078,068
Operating expenses:
Compensation and benefits	10,230,680	7,876,092	29,687,486	31,205,145
Brokerage and clearing fees	208,051	558,344	791,407	2,042,828
Professional services	1,063,883	3,994,278	3,096,428	7,356,228
Occupancy and equipment	551,300	540,104	1,617,347	1,601,104
Communications and technology	881,879	662,912	2,442,979	2,556,652
Depreciation and amortization	109,922	279,261	372,913	537,166
Travel and entertainment	449,108	634,689	1,058,840	2,528,083
Litigation settlement expenses	5,334,926	─	5,334,926	─
Other expenses	369,581	1,295,405	1,631,435	3,297,102
Total operating expenses	19,199,330	15,841,085	46,033,761	51,124,308
Operating loss	(5,890,936)	(11,290,858)	(10,242,468)	(22,046,240)
Other income	─	─	2,000,000	─
Change in fair value of warrant liability	(9,628,460)	─	(9,628,460)	─
Interest income	4,425	195,283	13,591	325,703
Interest expense	(1,289,401)	(20,236)	(1,333,569)	(53,619)
Loss before provision for income tax	(16,804,372)	(11,115,811)	(19,190,906)	(21,774,156)
(Provision for) benefit from income tax	235,727	(198,014)	230,528	1,640,730
Loss from continued operations	(16,568,645)	(11,313,825)	(18,960,378)	(20,133,426)
Loss from discontinued operations	─	(409,513)	(94,894)	(3,753,729)
Net loss	(16,568,645)	(11,723,338)	(19,055,272)	(23,887,155)
Preferred stock deemed dividend	(5,066,702)	─	(5,066,702)	─
Preferred stock cash dividend	(39,100)	─	(39,100)	─
Net loss attributable to common shareholders	$(21,674,447)	$(11,723,338)	$(24,161,074)	$(23,887,155)
Basic and diluted loss per share attributable to common shareholders – continued operations	(1.71)	(0.89)	(1.89)	(1.61)
Basic and diluted loss per share attributable to common shareholders – discontinued operations	─	(0.04)	(0.01)	(0.30)
Basic and diluted net loss per share attributable to common shareholders	$(1.71)	$(0.93)	$(1.90)	$(1.91)
Weighted average common shares outstanding:
Basic and Diluted	12,668,073	12,672,598	12,692,013	12,498,687

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$7,525,918	$6,358,128
Securities owned:
Marketable, at fair value	4,628,719	4,622,577
Not readily marketable, at estimated fair value	284,540	366,061
Other	138,032	185,065
Restricted cash	1,072,771	1,131,182
Due from clearing broker	2,113,303	1,752,535
Accounts receivable, net	2,045,059	612,234
Prepaid expenses and other assets	748,412	619,759
Equipment and fixtures, net	592,720	1,260,011
Assets held for sale	–	1,958,038
Total assets	$19,149,474	$18,865,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$774,774	$712,591
Commissions and bonus payable	3,926,424	3,182,941
Accrued expenses	1,953,594	3,637,345
Due to clearing and other brokers	9,177	28,022
Securities sold, not yet purchased	838,199	903,217
Deferred revenue	338,648	709,691
Capital lease obligation	514,184	923,683
Warrant liability	26,521,711	─
Liabilities held for sale	–	1,052,899
Total liabilities	34,876,711	11,150,389
Commitments and contingencies
Stockholders' equity:
Preferred stock, Series A—$0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2009 and December 31, 2008,; aggregate liquidation preference of $0	─	─
Preferred stock, Series B—$0.0001 par value; 12,500,000 shares authorized; 1,250,000 shares issued and 0 shares outstanding as of September 30, 2009 and December 31, 2008; aggregate liquidation preference of $0
	─	─
Preferred stock, Series C—$0.0001 par value; 14,200,000 shares authorized; 1,685,714 shares issued and 0 shares outstanding as of September 30, 2009 and December 31, 2008; aggregate liquidation preference of $0
	─	─
Convertible Preferred stock, Series D—$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 23,720,916 shares outstanding as of September 30, 2009; and 0 shares authorized, issued and outstanding as of December 31, 2008; aggregate liquidation preference of $10,199,994 prior to conversion, and pari passu with common stock on conversion.	2,372	─
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,915,442 and 12,756,656 shares issued and 12,713,565 and 12,730,218 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	1,292	1,278
Additional paid-in capital	122,903,643	127,193,195
Treasury stock	(225,613)	(125,613)
Accumulated deficit	(138,408,931)	(119,353,659)
Total stockholders' (deficit) equity	(15,727,237)	7,715,201
Total liabilities and stockholders' (deficit) equity	$19,149,474	$18,865,590

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(19,055,272)	$(23,887,155)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	383,523	614,390
Gain on sale of ICD	(2,000,000)	–
Stock-based compensation	429,986	1,897,033
Amortization of discounts on notes payable	552,639	2,584
Amortization of debt issue costs	346,995	–
Amortization of beneficial conversion feature	180,639	–
Change in fair value of warrant liability	9,628,460	–
Non-cash legal settlement expense	1,230,953	–
Non-cash professional services	35,000	–
Securities received for services	(290,331)	(1,713,361)
Loss on disposal of equipment and fixtures	294,378	–
Provision for bad debt	58,074	156,300
Unrealized loss on securities owned	480,292	8,105,058
Amortization of intangible assets	–	349,607
Impairment of goodwill	–	2,208,735
Impairment of intangible assets	–	392,781
Changes in operating assets and liabilities:
Securities owned	(132,567)	(1,793,662)
Restricted cash	58,411	(441,875)
Due from clearing broker	(360,768)	(5,102)
Accounts receivable	(1,261,782)	1,981,574
Prepaid expenses and other assets	172,601	216,664
Accounts payable	(80,174)	(211,350)
Commissions and bonus payable	738,270	(11,375,042)
Accrued expenses	(2,436,032)	(265,235)
Due to clearing and other brokers	(18,845)	6,368
Net cash used in operating activities	(11,045,550)	(23,761,688)
Cash flows from investing activities:
Purchase of equipment and fixtures	–	(202,398)
Proceeds from sale of Panel	702,966	–
Proceeds from sale of ICD	2,000,000	–
Net cash provided by (used in) investing activities	2,702,966	(202,398)
Cash flows from financing activities:
Proceeds from the issuance of Series D Convertible Preferred Stock, net of reinvestments of previous bridge financing and expenses	8,808,256	–
Proceeds from the exercise of stock options and warrants	–	436,225
Debt service principal payments	(520,774)	(519,585)
Issuance of bridge note	500,000	–
Proceeds from the issuance of convertible notes payable	625,000	–
Payments on convertible notes payable	(125,000)	–
Proceeds from the issuance of unsecured promissory notes payable	300,000	–
Payments on unsecured promissory notes payable	(300,000)	–
Net cash provided by (used in) financing activities	9,287,482	(83,260)
Increase (decrease) in cash and cash equivalents	944,898	(24,047,446)
Cash and cash equivalents at beginning of period	6,358,128	31,962,201
Cash and cash equivalents, assets held for sale	222,892	–
Cash and cash equivalents at end of period	$7,525,918	$7,914,755
Supplementary disclosure of cash flow information:
Cash paid during the period:
Interest	$252,252	$59,089
Income taxes	$5,200	$574,497
Supplementary non-cash information:
Stock received as part of sale of Panel	100,000	–
Conversion of note payable into common stock	–	200,000
Conversion of note payable and accrued interest into Series D Convertible Preferred Stock	1,060,717	–
Conversion of legal settlement into Series D Convertible Preferred Stock	296,027
Conversion of professional services into Series D Convertible Preferred Stock	35,000
Property acquired through capitalized leases	–	805,776

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim unaudited financial statements included herein for Merriman Curhan Ford Group, Inc. (formerly MCF Corporation), or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2008.

Under Accounting Standards Codification Topic (“ASC”) 855, “Subsequent Events”, the Company has evaluated all subsequent events through November 16, 2009, the date these consolidated financial statements were filed with the SEC.

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

The Company issued debt and equity instruments in the three months ended September 30, 2009, including Convertible Preferred Stock Series D on September 9, 2009.  At September 30, 2009, only the Convertible Preferred Stock Series D and warrants for the purchase of the Company’s common stock remain outstanding.  Please refer to Notes 3 and 4 for discussion and disclosure of the instruments.

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of ASC 820, “Fair Value Measurement” and Disclosures for our financial assets and liabilities. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e.,  the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 6, Fair Value of Assets and Liabilities.

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

To calculate stock-based compensation resulting from the issuance of options, restricted common stock, and warrants, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Warrant Liabilities

Stock warrants issued to our investors and creditors are rights to purchase our common stock.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For the warrant liabilities, we use the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy. In accordance with ASC 820, assets measured at fair value on a recurring basis are categorized based upon the lowest level of significant input to the valuations.

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

 Segment Reporting

The Company has determined that it has only one operating and reportable segment, Merriman Curhan Ford & Co., for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of September 30, 2009 and consolidated total revenues for the three and nine month periods ended September 30, 2009.  In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to liquidate the funds under management by MCF Asset Management, LLC, which was no longer considered by management as an operating and reportable segment.   In January 2009, the Company sold its primary research business, Panel Intelligence, LLC and has presented its results of operations as discontinued operations.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies - Continued

New Accounting Pronouncements

On July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”). The ASC does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

In January 1, 2009, the Company adopted the revisions to U.S. GAAP accounting standards included in ASC 815, “Derivatives and Hedging”. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The adoption of the revised guidance related to derivatives and hedging resulted in classification of certain warrants issued during the quarter in connection with financing activities as derivative liabilities with mark to market accounting. See Note 5 for additional information regarding the accounting for the warrant liabilities.

In April 2009, the Company adopted the revisions to U.S. GAAP accounting standards included in ASC  825, “Financial Instruments”, which requires public companies to include disclosures required for all financial instruments within the scope of ASC  825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

Also in April 2009, the Company adopted the revisions to U.S. GAAP accounting standards included in ASC  820, which provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance does not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2009, the Company adopted the revisions to U.S. GAAP accounting standards included in ASC  855, “Subsequent Events”, which establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has not yet been codified in the ASC. This guidance is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on our financial statements, if any, upon adoption.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

During the nine months ended September 30, 2009, the Company incurred a net loss of $19,055,000 and used $11,046,000 in net cash from operating activities, of which $4,300,000 was for the settlement of certain legal cases against the Company.  At September 30, 2009, the Company had cash and cash equivalents of $7,526,000, marketable securities of $4,629,000 and receivables from clearing broker of $2,113,000.  The Company had liabilities of $34,877,000, of which $26,522,000 represent warrant liabilities which will not be settled in cash. The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment. As a result, the ability of the Company to meet its forward obligations and the ability to continue as a going concern may be in question.

In 2008, the Company incurred a net loss of over $30 million and used approximately $25 million in cash.

The Company has largely completed implementing a plan to increase its operating flexibility and extend its cash reserves. The plan primarily consisted of four steps which are more fully described below:

1.	Reduce operating costs (on-going)

2.	Shed non-essential operations (mostly completed)

3.	Negotiate a settlement of pending litigations (completed for key cases)

4.	Raise additional capital (completed)

During 2008 and early 2009, the Company implemented significant expense control and cost reduction programs focused on reducing cash losses and increasing operational flexibility eliminating more than $10 million in annual operating expenses. The primary contributor to these savings has been the elimination of more than 50% of the Company’s workforce, as well as salary reductions. The Company believes that it has been able to execute these reductions with limited impact to its ability to generate and execute new business in the current market environment. With these measures largely complete, the Company believes that it has increased its ability to meet its obligations during the remainder of 2009 and beyond.

As a part of the four-step plan mentioned above, in January of 2009, the Company shed non-essential operations or those requiring substantial cash infusions.  First, the Company sold Panel Intelligence, LLC on January 30, 2009. This subsidiary required a cash injection of $1,131,000 during 2008 and was projected to reach breakeven only in late 2009. Also in January 2009, the Company sold its operations known as Institutional Cash Distributors (or “ICD”) to a group of its employees. While this business was profitable, management structured a transaction that substantially increased the near-term flow of capital. The Company expects to finalize the sale of ICD when the buyers obtain their broker-dealer license, although all the sales proceeds have been received.

Finally, the Company is in the process of shutting down MCF Asset Management, another subsidiary in which the Company had invested considerable resources during 2008. The result of these actions has been to reduce operating losses and increase available cash, which will also strengthen its capital position.

 The Company settled seven of the civil litigations resulting from the alleged fraud by its former customer William Del Biaggio III and its terminated employee Scott Cacchione.  The total amount of the claims made in the cases amounted to approximately $43.5 million.  These claims were settled for $4.3 million, the issuance of 5-year warrants to buy 1,538,461 shares of the Company’s common stock at $0.65 each, and the assignment of rights to collect certain insurance payments from the Company’s insurers.  The Company substantially reduced its potential liability in these legal proceedings and the expenses required to fight the allegations. In addition, it has also freed up valuable management resources needed to face challenging market and economic conditions.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Going Concern — continued

The Company completed a strategic transaction in which it issued 23,720,916 shares Series D Convertible Preferred Stock and the same number of warrants to purchase the Company’s common stock.  The strategic transaction resulted in the infusion of $10.2 million of capital prior to the payment of the settlement amount of $4.3 million.  On May 29, June 30, and July 31, 2009, the Company issued convertible notes, promissory notes and a secured promissory note, respectively.  The principal and interest of all prior financings were either redeemed or reinvested in the Series D Convertible Preferred Stock.  At September 30, 2009, the Company had no debt outstanding.  (See Notes 3 and 4.)

The Company’s ability to meet its going concern obligations is highly dependent on market and economic conditions.  Even after executing the majority of its four-step plan, it will not be capable of sustaining losses of the same magnitude as those incurred in 2008.  However, it is worth noting that 2008 was an unprecedented year both in terms of stock market volatility and general economic challenges. Furthermore, the large number of civil litigations and resulting SEC investigation was a massive drain on corporate resources. The Company believes that its reduced cost structure, lower legal expenses and shedding of non-core business have increased its operating runway. However, if operating conditions worsen or if the company receives adverse judgments in its pending litigations, it may not have the resources to meet its financial obligations as a going concern.

These financial statements do not reflect adjustments in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used that would be necessary if the going concern assumption were not appropriate.  These adjustments could be material.

As a result of the completion of a major part of our plan and the issuance of the Series D Convertible Preferred Stock, management will reassess the appropriateness of this going concern disclosure at fiscal year end.  There is no assurance whether or not going concern disclosures will be required when assessed.

3. Issuance of Debt

The Company entered into a series of strategic transactions beginning in May 2009 which culminated in the issuance of Series D Convertible Preferred Stock on September 8, 2009.  The May 2009 transaction is described in the Company’s Form 10-Q for the period ending June 30, 2009 and below.

Convertible Notes

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes carried an interest rate of 11% per annum, payable in cash quarterly, and were due upon the earlier of two years from issuance or a change in control of the Company.  As part of this transaction, the Company entered into a Security Agreement with the investors in the Notes by which the Company pledged all assets of the Company as security for the Notes.  If the Company were to liquidate, the investors in the Notes would have to be repaid before any other obligations of the Company, which would have reduced the amount of assets available for distribution to the Company’s Stockholders.

The Notes were convertible into common stock of the Company at a price of $0.50 per share and came with warrants (the “Warrants”) to purchase additional shares of common stock of the Company at $0.50 per share for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $0.50.  The Notes would have been convertible beginning six months after issuance while the Warrants are exercisable at any time.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Debt — continued

Both the Notes and the Warrants have anti-dilution features so that if the Company pays dividends, splits (forward or reverse) its common shares, or adjusts its shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The Notes had a two-year maturity and the warrants will expire 10 years from the date of the transaction.

The total proceeds of $625,000 raised in the transaction described above were accounted for under generally accepted accounting principles, ASC 470, “Debt”. The Company has accounted for this transaction as the issuance of convertible debt and a detachable stock warrant.  The total proceeds of $625,000 have been allocated to these individual instruments based on their relative fair value as determined by management.

The Company estimated the fair value of its convertible debt at the time of issuance.  As a result, the Notes and the Warrants were carried at fair values of $419,000 and $206,000, respectively, at inception.  The Notes had an embedded beneficial conversion option and the $419,000 value could be bifurcated into a host valued at $239,000 and a beneficial conversion option valued at $180,000.  The value of the Warrant was recorded as an increase to additional paid-in capital.

The Notes were converted into Series D Convertible Preferred Stock (see Note 4).  At September 30, 2009, no Notes remain outstanding.

Unsecured Promissory Notes

           On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash.  At September 30, 2009, no unsecured promissory notes remain outstanding.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  The Company issued 10-year warrants to purchase 1,162,791 shares of the Company’s common stock at an exercise price of $0.65 per share to Mr. Chez in connection with this transaction. (See Note 5 regarding the accounting for the warrants.)  Each of the two members of management was compensated for the guarantee with identical warrants to purchase 581,395 shares of the Company’s common stock.

As discussed above, the Company issued warrants to purchase 2,325,581 shares of common stock in conjunction with the issuance of the Bridge Note. These warrants were assessed in accordance with ASC 815 “Derivatives and Hedging” and it was determined that the full ratchet provision included in the warrant agreement triggered derivative liability accounting. As a result, in accordance with the accounting guidance, the warrants were recorded at fair value and will be marked to market on each reporting date with the change in fair value recorded in the Consolidated Statements of Operations. Additionally, the proceeds of the transaction will be allocated between the Bridge Note and the warrants using the residual method in which proceeds are first allocated to the warrant liability and any remaining value is then allocated to the Bridge Note.  The warrants were valued using the Black-Scholes fair value model. The grant date fair value of the warrants issued in connection with the Bridge Note to the note holder and the members of management was $347,000 and $347,000, respectively. The Company allocated all of the proceeds to the warrant liability and recorded a full debt discount to be applied against the note using the residual method. The fair value of the warrants issued to members of management in compensation for the note guarantee was recorded as a debt issuance cost. Both the debt discount and the debt issuance cost was to be amortized to interest expense over the term of the note. (See Note 5 below for more information regarding the warrant liability.)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Debt — continued

In September 2009, the Bridge Note was converted into Series D Convertible Preferred Stock. At the date of conversion, there was $503,000 of principal and interest outstanding on the Bridge note which was converted into1,171,000 shares of Series D Convertible Preferred Stock. Additionally, as of the conversion date, the entire debt discount and related debt issuance costs were expensed and no outstanding balance remained at September 30, 2009.

4.  Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of the Company’s common stock with an exercise price of $0.65 per share.  The investor group constituted of 56 individuals and entities including certain officers, directors and employees of the Company, as well as outside investors.  All or portions of the principal and accrued interest of the May 29, 2009 Convertible Notes, the June 30 Unsecured Promissory Note and the July 31 Bridge Note were converted into the Series D Convertible Preferred Stock shares.  None of these debt instruments remain outstanding after September 8, 2009.  The warrants issued in conjunction with the May 29 Convertible Notes and with the July 31 Bridge Note remain outstanding. (See Note 5 regarding the accounting for the warrants issued.)

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended.  Cash consideration was deposited into escrow on or around August 27, 2009.  Each share of Series D Convertible Preferred Stock is convertible into one share of Common Stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.

Both the Series D Convertible Preferred Stock and the warrants issued in connection with the Series D Convertible Preferred Stock have anti-dilution features including a full ratchet provision so that if the Company pays dividends, splits its common shares forward or reverse, or adjusts its shares outstanding due to a combination, the conversion and exercises prices would also adjust proportionally.  The warrants will expire 5 years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert them into shares of the Company’s common stock at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount.  The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $3.00 per share and when the average trading volume for the immediately prior four-week period is 30,000 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The total proceeds of $10.2 million raised in the transaction described above are accounted for under generally accepted accounting principles, primarily ASC 470, “Debt”. The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant.  The total proceeds of $10.2 million have been allocated to these individual instruments based on the residual method.

As discussed above, the Company issued warrants to purchase 23,720,916 shares of common stock in conjunction with the sale of the Series D Convertible Preferred Stock. These warrants were assessed in accordance with ASC 815 “Derivatives and Hedging” and it was determined that the full ratchet provision included in the warrant agreement triggered derivative liability accounting. As a result, in accordance with the accounting guidance, the warrants were recorded at fair value and will be marked to market on each reporting date with the change in fair value recorded in the Consolidated Statements of Operations. Additionally, the proceeds of the transaction were allocated between the Series D Convertible Preferred Stock and the warrants using the residual method in which proceeds are first allocated to the warrant liability and any remaining value is then allocated to the preferred stock.  The warrants were valued using the Black-Scholes fair value model. The grant date fair value of the warrants issued with the Series D Convertible Preferred Stock was $15,264,000. As the fair value of the warrants exceeds the proceeds received, the Company allocated all of the proceeds, with the exception of the par value of the Series D Convertible Preferred Stock, to the warrant liability. The additional value needed to record the warrants at fair value was recorded as a charge to additional paid-in capital (APIC) and shown as deemed dividend on the Consolidated Statements of Operations. (See Note 5 below for more information regarding the warrant liability.)

The Series D Convertible Preferred Stock issued by the Company pays dividends to the holders at an annual rate of 6%, payable monthly in arrears.  As of September 30, 2009, the Company recorded a cash dividends payable of $39,000 which was included in accrued liabilities as of September 30, 2009.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5.  Accounting for Warrant Liabilities

The accounting for the liabilities arising out the issuance of the Company’s warrants is discussed below under the following sections:

•	Overview of Warrant Liability accounting

•	Series D Convertible Preferred Stock Warrant Liabilities

•	July 31, 2009 Bridge Note Warrant Liabilities

•	Settlement Warrant Liabilities

•	Summary of effects of warrants on the Consolidated Statements of Operations

Overview of Warrant Liability Accounting

Under ASC 815, “Derivatives and Hedging”, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The exercise price of the detachable warrants issued with the Company’s Series D Convertible Preferred Stock is not fixed because the exercise prices may be lowered if the Company issues securities at prices lower than the price on which the exercise price for the warrant was based. This is also the case with the warrants issued in connection with the $500,000 Bridge Note issued on July 31, 2009 and the warrants issued to the litigants in the settlement.  The Company included the reset provisions in order to protect the warrant holders from potential dilution associated with future financings. In accordance with ASC 815, the warrants were recognized as a derivative instrument and have been characterized as warrant liabilities at their fair value. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period, with the change in value reported in the Consolidated Statements of Operations.

Series D Convertible Preferred Stock Warrant Liabilities

The portion of warrant liabilities related to outstanding warrants issued in connection with the Series D Convertible Preferred Stock was valued using the Black-Scholes option valuation model.

Inception Date / Measurement Date	Sept 8, 2009	Sept 30, 2009
Number of warrants	23,720,916	23,720,916
Fair value – warrant liability	$15,264,330	$22,850,737
Change in value since inception		$7,586,407

As of September 30, 2009, the Series D Convertible Preferred Stock warrant liability had a fair value of $22,851,000. The increase in value of $7,586,000 within the three months ended September 30, 2009 is included in the Consolidated Statements of Operations, in accordance with ASC 815.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5.  Accounting for Warrant Liabilities — continued

Bridge Note Warrant Liabilities

The portion of warrant liabilities related to outstanding warrants issued in connection with the July 31, 2009 bridge note was valued using the Black-Scholes option valuation model.

Inception Date / Measurement Date	July 31, 2009	Sept 30, 2009
Number of warrants	2,325,581	2,325,581
Fair value – warrant liability	$693,994	$2,240,261
Change in value since inception		$1,546,267

As of September 30, 2009, the Bridge Note warrant liability had a fair value of $2,240,000. The increase in value of $1,546,000 within the three months ended September 30, 2009 is included in the Consolidated Statements of Operations, in accordance with ASC 815.

Settlement Warrant Liabilities

As discussed in Note 13, during the 3 months ended September 30, 2009, the Company issued 5-year warrants to purchase 1,538,461 shares of common stock at $0.65 in connection with a legal settlement. The warrants contained the same anti-dilution provision as the Series D Convertible Preferred Stock warrants and the Bridge Note warrants.  In accordance with ASC 815 “Derivatives and Hedging” the Company recorded the fair value of the settlement warrants as a warrant liability on the date of grant and will mark the warrants to market on each reporting date with the change in value recorded in the Consolidated Statements of Operations.

The portion of warrant liabilities related to outstanding warrants issued in connection with the settlement of litigation was valued using the Black-Scholes option valuation model.

Inception Date / Measurement Date	Sept 8, 2009	Sept 30, 2009
Number of warrants	1,538,461	1,538,461
Fair value – warrant liability	$934,926	$1,430,712
Change in value since inception		$495,786

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5.  Accounting for Warrant Liabilities — continued

As of September 30, 2009, the total settlement warrant liability had a fair value of $1,431,000. The increase in value of $496,000 within the three months ended September 30, 2009 is included in the Consolidated Statements of Operations, in accordance with ASC 815.

Summary of Effects of Warrants on the Consolidated Statements of Operations

	Warrant Liabilities	Operating Expense	Non-Operating Expense
Series D Convertible Preferred Stock warrant liability	$15,264,330	─	─
Bridge note warrant liability	693,995	─	─
Settlement warrant liability	934,926	934,926	─
Change in value - Series D Convertible Preferred Stock warrant liability	7,586,407	─	7,586,407
Change in value - Bridge note warrant liability	1,546,267	─	1,546,267
Change in value - Settlement warrant liability	495,786	─	495,786
Net effect of warrant liabilities	$26,521,711	$934,926	$9,628,460

6. Fair Value of Assets and Liabilities

Fair value is defined as the price at which an asset would sell for or an amount paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or the market on which they are primarily traded, and the instruments’ complexity. Assets and liabilities recorded at fair value in the Consolidated Statements of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

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
(unaudited)

6. Fair Value of Assets and Liabilities — continued

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

Preferred Stock

Preferred stock represents preferred equity in publicly traded companies.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price of the common stock equivalents to value the securities. They are classified within Level 1 of the fair value hierarchy.

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

Securities Issued

Warrant Liabilities

Stock warrants issued to the Company’s investors and creditors are rights to purchase equity in the Company.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For the warrant liabilities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy. In accordance with ASC 820 “Fair Value Measurements and Disclosures”, assets measured at fair value on a recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Fair Value of Assets and Liabilities — continued

Summary

	Fair Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$2,955,112	$—	$—	$2,955,112
Stock warrants	—	—	1,956,455	1,956,455
Preferred stock	1,692	—	—	1,692
Total securities owned	$2,956,804	$—	$1,956,455	$4,913,259

Liabilities:
Warrant liabilities	—	—	26,521,711	26,521,711
Securities sold, not yet purchased	$838,199	$—	$—	$838,199
Total fair value liabilities	$838,199	$—	$26,521,711	$27,359,910

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Securities owned:
Corporate equities	$3,353,784	$650	$695	$3,355,129
Stock warrants	—	—	1,605,451	1,605,451
Underwriters’ purchase option	—	—	27,995	27,995
Preferred stock	63	—	—	63
Total securities owned	$3,353,847	$650	$1,634,141	$4,988,638

Liabilities:
Warrant liabilities	—	—	—	—
Securities sold, not yet purchased	$903,217	$—	$—	$903,217
Total fair value liabilities	$903,217	$—	$—	$903,217

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2009:

	Corporate Equities	Stock Warrants	Underwriters’ Purchase Option	Total
Assets:
Balance at December 31, 2008	$695	$1,605,451	$27,995	$1,634,141
Purchases, issuances and settlements	50,998	254,298	—	305,296
Net transfers in / (out)	(51,693)	(108,900)	—	(160,593)
Gains / (losses)
Realized	—	(79,093)	(91,058)	(170,151)
Unrealized	—	284,699	63,063	347,762
Balance at September 30, 2009	$—	$1,956,455	$—	$1,956,455

Liabilities:
Balance at December 31, 2008	$—	$—	$—	$—
Value at issuance	—	16,893,251	—	16,893,251
Change in value	—	9,628,460	—	9,628,460
Balance at September 30, 2009	$—	$26,521,711	$—	$26,521,711

The amounts of unrealized losses for the three months ended September 30, 2009 included in the table above are all attributable to those assets held as of September 30, 2009. Net gains and losses (both realized and unrealized) for Level 3 financial assets (securities owned by the Company) are a component of “Principal transactions” in the Consolidated Statements of Operations.  Changes in value of the warrant liabilities (warrants issued by the Company) constitute “Change in fair value of warrant liability” in the Consolidated Statements of Operations.

7. Share-Based Compensation Expense

Stock Options and Warrants

 As of September 30, 2009, there were 7,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of September 30, 2009, 282,231 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three months and nine months ended September 30, 2009 was $119,000 and $329,000, respectively. Compensation expense for stock options during the three months and nine months ended September 30, 2008 was $421,000 and $1,204,000, respectively.

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price
Balance as of December 31, 2008	1,167,117	$5.85
Granted	4,925,709	0.53
Exercised	-	-
Canceled	(789,681)	(3.32)
Balance as of September 30, 2009	5,303,145	$1.28
Exercisable as of September 30, 2009	547,300	$6.02

As of September 30, 2009, there were 18,333 warrants outstanding issued as compensation, issued with a 5-year term and an exercise price of $0.65 per share.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 7. Share Based Compensation Expense (continued)

The following table summarizes information with respect to stock options vested and outstanding at September 30, 2009:

	Options Outstanding				Vested Options
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.00 - $ 1.00	3,930,279	9.60	$0.42	$4,229,373	99,355	$0.43	$106,022
$1.01 - $ 3.50	894,034	8.17	$1.57	–	223,180	2.58	–
$3.51 - $ 7.00	352,133	7.97	$4.29	–	103,813	4.86	–
$7.01 - $14.00	100,551	4.94	$9.70	–	94,804	9.82	–
$14.01 - $28.00	1,147	1.25	$15.34	–	1,147	15.34	–
$28.01 - $49.00	25,001	0.41	$49.00	–	25,001	49.00	–
	5,303,145	9.11	$1.28	$4,229,373	547,300	$6.02	$106,022

As of September 30, 2009, total unrecognized compensation expense related to unvested stock options was $1,556,000. This amount is expected to be recognized as expense over a weighted-average period of 3.26 years.

The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2009 was $0.79 and $0.34, respectively. The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2008 was $0.64 and $2.19, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	117.67%	69.54%
Expected life (years)	2.35	6.30
Risk-free interest rate	1.17%	3.11%
Expected dividend yield	0%	0%

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 7. Share Based Compensation Expense (continued)

Non-Vested Stock

At the date of grant, the recipients of non-vested stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Non-vested shares typically vest over a two to four year period beginning on the date of grant. The fair value of non-vested stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for non-vested stock on a straight-line basis over the requisite service period. Compensation expense for non-vested stock during the three months and nine months ended September 30, 2009 was $30,000 and $80,000 respectively. Compensation expense for non-vested stock during the same periods in 2008 was $160,000 and $693,000, respectively.

The following table is a summary of the Company's non-vested stock activity for the nine months ended September 30, 2009:

	Non-Vested Stock Outstanding	Weighted Average Grant Date Fair Value	Intrinsic Value at September 30, 2009
Balance as of December 31, 2008	48,779	$9.84
Granted	4,000	1.50
Vested	(11,979)	(5.30)
Canceled	–	–
Balance as of September 30, 2009	40,800	$10.35	$422,297

  The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the three months and nine months ended September 30, 2009 was $1.50 and $1.50 per share, respectively. The weighted average fair value of the non-vested stock granted under the Company's stock option plans for the same periods in 2008 was $1.27 and $2.84 per share, respectively. The fair value of the non-vested stock award is estimated on the date of grant using the intrinsic value method.

As of September 30, 2009, total unrecognized compensation expense related to non-vested stock was $90,000. This expense is expected to be recognized over a weighted-average period of 0.54 year.

Warrants Issued as Compensation

The Company issued warrants to purchase 25,000 shares of the Company’s common stock at $0.65 to the Chairman of the Strategic Advisory Committee, a committee of the Board of Directors, as compensation for serving in that capacity.  The expense related to the warrants for the three months and nine months ended September 30, 2009 was $21,000 and $21,000, respectively.

 8. Income Taxes

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months and nine months ended September 30, 2009, the Company recorded a $235,000 and $230,000 income tax benefit, respectively. This relates primarily to a state tax benefit recorded during the quarter upon filing of the Company’s returns.  For the three months and nine months ended September 30, 2008, the Company recorded an income tax expense of $198,000 and a benefit of $1,641,000, respectively.  The benefit for the nine months ended September 30, 2008 is mainly attributable to the release of the FIN 48 liability due to the approval of an accounting method change for federal tax purposes.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 8. Income Taxes— continued

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

The Company’s tax years 2006-2008 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2004-2008 will remain open for three to four years for examination by state tax authorities from the date the state corporation tax returns were filed. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

The company believes that an ownership change within the meaning of Internal Revenue Code Section 382 may have occurred upon the issuance of Series D Convertible Preferred Stock on September 8, 2009.  If this is in fact the case, the usage of Net Operating Losses originating prior to this date will be subject to annual limitation.  The company intends to complete its analysis of this issue in the fourth quarter.

9. Discontinued Operations

On April 17, 2007, the Company acquired 100 percent of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence LLC (“Panel”) and made into a subsidiary of the Merriman Curhan Ford Group, Inc. The results of Panel’s operations had been included in the Company’s consolidated financial statements since that date. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel's proprietary methodology and vast network of medical experts.

The Company paid $6.1 million in common stock for Panel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders were also entitled to additional consideration on the third anniversary from the closing which is based upon Panel Intelligence achieving specific revenue and profitability milestones.

In December 2008, management determined that the sale of Panel would reduce investments required to develop Panel’s business and generate capital necessary for the Company’s core business.   The sale of Panel was completed in January 2009.  Management determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the Consolidated Statements of Operations. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” for the year ended December 31, 2008.  In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of its common stock in the amount of $100,000.

 10.  Sale of a Component of an Entity

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  The assets being sold include the Company’s rights in trademark, copyright and other intellectual property used in the business, customer lists, marketing materials, and books and records.  The Company determined that the discontinued operations criteria in ASC 360, “Property, Plant and Equipment”, have not been met. As such, the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with ASC 605, “Revenue Recognition”, the Company recognized $1.2 million of the sales proceeds in the first quarter 2009 and $800,000 in the second quarter 2009 as Other Income.  All sales proceeds have been received.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Loss per Share

The following is a reconciliation of the basic and diluted net loss available to common stockholders and the number of shares used in the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss attributable to common stock holders – basic and diluted	$(21,674,447)	$(11,723,338)	$(24,161,074)	$(23,887,155)
Weighted-average number of common shares – basic and diluted	12,668,073	12,672,598	12,692,013	12,498,687
Basic and diluted loss per common share:
Loss from continuing operations	$(1.71)	$(0.89)	$(1.89)	$(1.61)
Loss from discontinued operations	–	(0.04)	(0.01)	(0.30)
Net loss attributable to common stockholders	$(1.71)	$(0.93)	$(1.90)	$(1.91)

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three and nine months ended September 30, 2009 and 2008 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.  Interest and dividends are also not considered since including them in the calculation of diluted earnings per share would be anti-dilutive.

Shares used in the diluted net loss per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted loss per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three and nine months ended September 30, 2009 and 2008, the Company excluded the impact of all Series D Convertible Preferred Stock, stock options and warrants in the computation of diluted earnings per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The common stock equivalents excluded from the diluted net loss per share computation, as their inclusion would have been anti-dilutive, are as follows:

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Loss per Share (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average common stock equivalents excluded from diluted net loss per share	10,676,544	4,652,285	8,651,052	4,073,725

12. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2009, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $1,869,000, which exceeded the amount required by $1,597,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

 13. Contingencies

A number of lawsuits have been filed against the Company’s wholly owned subsidiary, Merriman Curhan Ford & Co. (“MCF”), including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF. The claims filed against the Company by DGB Investments, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank in an aggregate amount of $43,577,000 were settled as of September 8, 2009.  The amount for which the claims were settled was $4,300,000, the issuance of 5-year warrants to buy 1,538,461 shares of the Company’s common stock at $0.65 each, and the assignment of certain rights to collect potential insurance payments from the Company’s insurers.  The total amount of damages sought under remaining lawsuits and arbitrations, whether or not related to the Del Biaggio/Cacchione matters, is approximately $30,000,000.

The Company and MCF deny any liability and are vigorously contesting the remaining lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, management has not provided an accrual for these lawsuits and arbitrations. If the Company or MCF were to be found liable in these lawsuits and arbitrations and the plaintiffs were to be awarded the damages they seek, it would have a severe impact on the Company's financial condition and the Company would likely not be able to continue in business. Even if the Company and MCF ultimately prevail in all of these lawsuits, they will almost certainly incur significant legal fees which could also have a severe impact on the Company’s financial condition.

From time to time, the Company is also named as a defendant and acts as a plaintiff in the routine conduct of its business.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

14. Related Party Transactions

Unsecured Promissory Notes

           On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash.  At September 30, 2009, no unsecured promissory notes remain outstanding.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  The Company issued 10-year warrants to purchase 1,162,791 shares of the Company’s common stock at $0.65 each share to Mr. Chez in connection with this transaction.  Identical warrants were issued to purchase 581,395 shares of the Company’s common stock each to Messrs. Merriman and Coleman for the guarantee.

The Bridge Note was converted into the Series D Convertible Preferred Stock on September 8, 2009.  Subsequent to the Series D Transaction, Mr. Chez has joined the Company’s Board of Directors.  At September 30, 2009, the Bridge Note was no longer outstanding.

Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of the Company’s common stock at $0.65 each share.  The investor group constituted of 56 individuals and entities including certain officers, directors and employees of the Company, as well as outside investors.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended.  Cash consideration was deposited into escrow on or around August 27, 2009.  Each share of Series D Convertible Preferred Stock is convertible into one share of Common Stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.

 Three of investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In addition, the Company’s CEO and CFO who are also officers of Merriman Curhan Ford & Co. (“MCF&Co.”), the Company’s primary operating subsidiary, along with 11 other executives and senior managers of MCF&Co. were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all 5 members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Secured Demand Note

On August 12, 2009, the Company obtained a Temporary Secured Demand Note (“Demand Note”) in the amount of $1,329,000 from the D. Jonathan Merriman Living Trust as a subordinated loan.  The trustee of the Trust, D. Jonathan Merriman, is also the Chief Executive Officer of the Company.  The Demand Note was collateralized by securities held in a brokerage account held at a third party by the Trust.  The Demand Note was repaid on September 23, 2009 and the securities were transferred back to the Trust.  The Company compensated the Trust with total interest and fees in the amount of $179,000, the majority of which was reinvested in the Series D Convertible Preferred Stock transaction.

Strategic Advisory Committee

The Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chair of the Committee will be compensated with warrants to purchase 300,000 shares the Company’s common stock at $0.65, to be issued pro-rata on a monthly basis.  To date, Mr. Chez is the sole member of the Committee.  No other compensation arrangement for service on the Committee has been made.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

15. Subsequent Events

Midsummer Investment, Ltd., v. Merriman Curhan Ford Group, Inc.

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by MCF&Co. to them, and that MCF&Co. refused to honor an exercise of that warrant.  MCF&Co. believes that Midsummer is not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment.  We believe that MCF&Co. has meritorious defenses and it intends to contest this claim vigorously.

Settlement with the Securities and Exchange Commission

On November 10, 2009, the Securities and Exchange Commission (“SEC”) issued an “Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 15(b) and 21(c) of the Securities and Exchange Act of 1934, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order as to Merriman Curhan Ford & Co., D. Jonathan Merriman, and Christopher Aguilar.”  The Order was issued in connection with the conduct of a former retail broker, David “Scott” Cacchione, from approximately March 2006 to April 2008 for violation of the anti-fraud provisions of the federal securities laws.  Cacchione was fired in May 2008, shortly after the underlying facts became known.

The Order censures and imposes sanctions for the failure of MCF&Co. to reasonably supervise Cacchione with a view toward preventing future violations arising out of his disseminating confidential customer information to third parties and executing unauthorized orders for certain customers.  MCF&Co. will pay a penalty of $100,000 and will hire an Independent Consultant to review and make recommendations as needed to MCF&Co.’s written policies and procedures relating to the supervision of registered representatives.

The Order also imposes sanctions on Jon Merriman, MCF&Co.’s former CEO and current CEO of the Company, and Christopher Aguilar, MCF&Co.’s former Chief Compliance Officer, for failure to adequately supervise Cacchione.  Jon Merriman must pay a penalty of $75,000 and Chris Aguilar must pay a penalty of $40,000.  Both individuals are also suspended from acting in a supervisory capacity for any broker or dealer for a period of twelve months from the date of the Order.

The Order makes no finding or allegation of any fraudulent activity involving anyone in MCF&Co. other than Cacchione.  MCF&Co., Mr. Merriman, and Mr. Aguilar cooperated fully with the SEC’s investigation and consented to the SEC’s Order without admitting or denying the findings.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 53 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

Overview

We are a financial services holding company that provides investment research, capital markets services, corporate and venture services, and investment banking through our operating subsidiary, Merriman Curhan Ford & Co.

Merriman Curhan Ford & Co. is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing and trading in fast growing companies under $1 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We originate differentiated research for our institutional investor clients and provide specialized and integrated financing and advisory services for our corporate clients.

In January 2009, we entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  Completion of the sale is subject to regulatory review and approval.  When the sale is completed, we will no longer include the results of its operations and its financial condition in our financial statements.

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

MCF Asset Management, LLC, another subsidiary, manages absolute return investment products for institutional and high-net worth clients. We are in the process of liquidating these investment products and returning investments to the investors.  As of September 30, 2009, we liquidated all of our funds except one.  All the liquid assets in the one remaining fund have been liquidated.  There are illiquid assets, such as restricted stock and warrants, which have not yet been liquidated.  We expect to complete the liquidation in 2009.

Executive Summary

Revenue from continuing operations grew by 192% in the third quarter 2009 relative to the third quarter 2008. Our commissions revenue for the same period grew by 23% year-over-year, due primarily to continued growth of our Institutional Cash Distributors money fund business which is being sold.  (Please see “Results of Operations” below for a more detailed view of the impact of selling ICD assets.) Investment banking revenue continues to recover from the near paralysis of 2008 financial markets and grew by 95% year over year. Losses from principal transactions improved 99% for the three months ended September 30, 2009 compared to the same period 2008 mainly due to the recovery of the broad financial markets. We incurred a net loss of $16,569,000, or $1.71 per share for the quarter.  Operationally, our core business generated a profit of $11,000 on a non-GAAP pro-forma basis.

Much of our net loss for the quarter is attributed to the expenses ($5,335,000) related to the settlement of seven of our legal cases for $4,300,000 in cash and the associated non-cash issuance of warrants valued at $1,035,000.  About $690,000 in Professional Services cash expenses for the quarter is related to legal payments that can be directly attributed to the settlement of the legal cases or to defending ourselves in the remaining cases arising out of the Del Biaggio/Cacchione matters.  We do not consider these expenses to be part of our on-going core business.

Although the ICD business has contributed to our revenue by a substantial amount ($6,667,000 in the quarter), it has not added to our net results.  Since January 2009, upon agreement to sell the ICD assets for $2,000,000, we have paid all amounts received as revenue either as expenses or as commissions to the buyers of the ICD assets.

In the analysis and review of our core business, we have also excluded the effect of the unrealized gains and losses resulting from owning securities.  For the quarter ended September 30, 2009, we had and excluded an unrealized gain of $213,000 from our analysis.

After adjusting for the revenue and expense items described above, on a non-GAAP pro-forma basis, our core business provided an operating income of $11,000 for the quarter.  (Please see the reconciliation of U.S. GAAP results to pro-forma results in the “Results of Operations” section below.)

Business Environment

On October 29, 2009, the Department of Commerce announced that gross domestic product rose at an annualized rate of 3.5% in the third quarter compared to the second.  Much of the third-quarter growth was the result of temporary government stimulus. Consumer spending grew by 3.4%, the highest since early 2007, largely because people were buying new cars in July and August with federal “cash for clunkers” credits of $4,000 per qualifying vehicle. Sales have since fallen. Residential construction leapt by 23.4%, the first advance since the end of 2005, helped by an $8,000 tax credit for buyers of new homes. But new-home sales dipped by 3.6% in September, as the deadline to qualify for the credit passed.  (As of November 10, 2009, Congress is considering granting a new tax credit for home buyers in an amount to be determined.)

In the Spring of 2009, the broad financial markets had begun to recover.  The financial sector, however, has lagged behind.  Financial stocks, specifically the banks, have been lagging behind the broad markets since August. While the S&P 500 trended upwards, the SPDR KBW Bank exchange-traded fund (ticker: KBE) has remained in a flat trading range during the third quarter.

The fear in the banking community after failures of many of its members is contributing to a credit tightening, making it difficult for smaller companies to obtain loans.  The government’s plan to strengthen banks as intermediaries in the capital markets may have hit a roadblock where banks continue to be reluctant to lend to smaller businesses.  This is constraining the capital markets.

Our securities broker-dealer and investment banking activities are linked to the capital markets. In addition, our business activities are focused in the CleanTech, Consumer/Internet/Media, Health Care, Resources and Technology sectors.  By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Issuance of Debt

We issued a series of strategic transactions beginning in May 2009 which culminated in the issuance of Series D Convertible Preferred Stock on September 8, 2009.  The May 2009 transaction is described in our Form 10-Q for the period ending June 30, 2009 and below.

Convertible Notes

On May 29, 2009, we sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, we issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain of our officers and employees as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes carried an interest rate of 11% per annum, payable in cash quarterly, and were due two years from issuance, although they were repayable earlier on the occurrence of certain events.  As part of this transaction, we entered into a Security Agreement with the investors in the Notes by which we pledged all assets of the Company as security for the Notes.  If we had liquidated, the investors in the Notes would have had to be repaid before any other obligations of the Company, which would have reduced the amount of assets available for distribution to our stockholders.

The Notes were convertible into our common stock at a price of $0.50 per share and came with warrants (the “Warrants”) to purchase additional shares of our common stock at $0.50 per share for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $0.50.  The Notes were convertible beginning six months after issuance while the Warrants are exercisable immediately.

Both the Notes and the Warrants have anti-dilution features so that if we were to pay dividends, split (forward or reverse) our common shares, or adjusts our shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The Notes had a two-year maturity and the warrants will expire 10 years from the date of the transaction.

The total proceeds of $625,000 raised in the transaction described above is accounted for under generally accepted accounting principles, ASC 470, “Debt”. We have accounted for this transaction as the issuance of convertible debt and a detachable stock warrant.  The total proceeds of $625,000 have been allocated to these individual instruments based on their relative fair value as determined by management.

We estimated the fair value of its convertible debt at the time of issuance.  As a result, the Notes and the Warrants are carried at fair values of $419,000 and $206,000, respectively, at inception.  The Notes had an embedded beneficial conversion option and the $419,000 value can be bifurcated into a host valued at $239,000 and a beneficial conversion option valued at $180,000.  The value of the Warrant was recorded as an increase to additional paid-in capital. The total discount on the Notes of $206,000 will be amortized over the term of the Notes.  The amortization during the quarter was in the amount of $7,000.

The Notes were converted into Series D Convertible Preferred Stock (see Note 4).  At September 30, 2009, no Notes remain outstanding.  The associated warrants remain outstanding.

Unsecured Promissory Notes

           On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash.  At September 30, 2009, no unsecured promissory notes remain outstanding.
.

Bridge Note

On July 31, 2009, we issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  We issued 10-year warrants to purchase 1,162,791 shares of our common stock at an exercise price of $0.65 per share to Mr. Chez in connection with this transaction. (See Note 5 regarding the accounting for the warrants.)  The two members of management were compensated for the guarantee with warrants to purchase 1,162,790 shares of our common stock.

As discussed above, we issued warrants to purchase 2,325,581 shares of common stock in conjunction with the issuance of the Bridge Note. These warrants were assessed in accordance with ASC 815 “Derivatives and Hedging” and it was determined that the full ratchet provision included in the warrant agreement triggered derivative liability accounting. As a result, in accordance with the accounting guidance, the warrants were recorded at fair value and will be marked to market on each reporting date with the change in fair value recorded in our Consolidated Statements of Operations. Additionally, the proceeds of the transaction will be allocated between the Bridge Note and the warrants using the residual method in which proceeds are first allocated to the warrant liability and any remaining value is then allocated to the Bridge Note.  The warrants were valued using the Black-Scholes fair value model. The grant date fair value of the warrants issued in connection with the Bridge Note to the note holder and the members of management was $347,000 and $347,000, respectively. We allocated all of the proceeds to the warrant liability and recorded a full debt discount to be applied against the note using the residual method. The fair value of the warrants issued to members of management in compensation for the note guarantee was recorded as a debt issuance cost. Both the debt discount and the debt issuance cost will be amortized to interest expense over the term of the note. (See Note 5 below for more information regarding the warrant liability.)

On September 8, 2009, the Bridge Note was converted into Series D Convertible Preferred Stock. At the date of conversion there was $503,000 of principal and interest outstanding on the Bridge note which was converted into 1,171,000 shares of Series D Convertible Preferred Stock. Additionally, as of the conversion date, the entire debt discount and related debt issuance costs were expensed and no outstanding balance remained at September 30, 2009.

Series D Convertible Preferred Stock

On September 8, 2009, we issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of our common stock with an exercise price of $0.65 per share.  The investor group of 56 constituted of individuals and entities including certain of our officers, directors and employees, as well as outside investors.  All or portions of the principal and accrued interest of the May 29, 2009 Convertible Notes, the June 30 Unsecured Promissory Note and the July 31 Bridge Note were converted into the Series D Convertible Preferred Stock shares.  None of these debt instruments remain outstanding after September 8, 2009.  The warrants issued in conjunction with the May 29 Convertible Notes and with the July 31 Bridge Note remain outstanding. (See Note 5 regarding the accounting for the warrants issued in connection with the Series D Convertible Preferred Stock.)

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended.  Cash consideration was deposited into escrow on or around August 27, 2009.  Each share of Series D Convertible Preferred Stock is convertible into one share of our Common Stock.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.

Both the Series D Convertible Preferred Stock and the warrants issued in connection with the Series D Convertible Preferred Stock have anti-dilution features including a full ratchet provision so that if we were to pay dividends, split (forward or reverse) our common shares, or adjust our shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The warrants will expire 5 years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert their Series D Convertible Preferred Stock into shares of our common stock at any time in amounts no less that $100,000 unless it is for all of the shares held by the holder.  The Series D Convertible Preferred Stock will automatically convert at our discretion upon 10 day notice given when the average closing price of our common stock over a 30-day period is at or above $3.00 per share and when the average trading volume for the most recent four-week period is 30,000 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The total proceeds of $10.2 million raised in the transaction described above are accounted for under generally accepted accounting principles, primarily ASC 470, “Debt”. We have accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant.  The total proceeds of $10.2 million have been allocated to these individual instruments based on their relative fair value as determined by management.

As discussed above, we issued warrants to purchase 23,720,916 shares of common stock in conjunction with the sale of the Series D Convertible Preferred Stock. These warrants were assessed in accordance with ASC 815 “Derivatives and Hedging” and it was determined that the full ratchet provision included in the warrant agreement triggered derivative liability accounting. As a result, in accordance with the accounting guidance, the warrants were recorded at fair value and will be marked to market on each reporting date with the change in fair value recorded in our Consolidated Statements of Operations. Additionally, the proceeds of the transaction should be allocated between the Series D Convertible Preferred Stock and the warrants using the residual method in which proceeds are first allocated to the warrant liability and any remaining value is then allocated to the preferred stock.  The warrants were valued using the Black-Scholes fair value model. The grant date fair value of the warrants issued with the Series D Convertible Preferred Stock was $15,264,000. As the fair value of the warrants exceeds the proceeds received, we allocated all of the proceeds, with the exception of the par value of the Series D Convertible Preferred Stock, to the warrant liability. The additional value needed to record the warrants at fair value was recorded as a charge to additional paid-in capital (APIC) as it constitutes an expense of the strategic transaction. (See Note 5 below for more information regarding the warrant liability.)

The Series D Convertible Preferred Stock we issued pays dividends to the holders at an annual rate of 6%, payable monthly in arrears.  As of September 30, 2009, we recorded a dividends payable of $39,000 which was included in accrued liabilities as of September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2009, liquid assets consisted primarily of cash and cash equivalents of $7,526,000 and marketable securities of $4,629,000, for a total of $12,155,000, which is $1,174,000 higher than $10,981,000 in liquid assets as of December 31, 2008.

We entered into strategic transactions on May 29, June 30, July 31, and September 8, 2009 which resulted in an increase in our capital.  These transactions are described above under the captions “Issuance of Debt” and “Series D Convertible Preferred Stock”.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2009, Merriman Curhan Ford & Co. had regulatory net capital of $1,869,000 which exceeded the required amount by $1,597,000.

Please see also Note 2 beginning on page 10, regarding our going concern disclosures.

Results of Operations

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating our financial performance, management reviews results from operations excluding non-operating revenues and expenses.  Such pro-forma results are non-GAAP (Generally Accepted Accounting Principles) performance measures but we believe it is useful to assist investors in gaining an understanding of the trends and results of our core business.  Pro-forma results should be viewed in addition to, and not instead of, our reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented.

	Three Months Ended September 30,
	2009				2008
	As Reported	Less ICD	Less Other[1]	Pro-Forma	As Reported	Less ICD	Less Other[1]	Pro-Forma
Revenue:
Commissions	$9,804,718	$6,667,486	—	$3,137,232	$7,992,614	$2,591,359	—	$5,401,255
Principal transactions	(35,522)	—	213,356	(248,878)	(5,384,303)	—	(7,723,627)	2,339,324
Investment banking	3,127,596	—	—	3,127,596	1,600,260	—	—	1,600,260
Advisory and other fees	411,602	—	—	411,602	341,656	—	—	341,656
Total revenue	13,308,394	6,667,486	213,356	6,427,552	4,550,227	2,591,359	(7,723,627)	9,682,495
Operating expenses:
Compensation and benefits	10,230,680	6,227,472	—	4,003,208	7,876,092	1,804,779	—	6,071,313
Brokerage and clearing fees	208,051	14,172	—	193,879	558,344	17,633	—	540,711
Professional services	1,063,883	65,205	690,260	308,418	3,994,278	13,273	3,114,874	866,131
Occupancy and equipment	551,300	17,170	—	534,130	540,104	3,500	—	536,604
Communications and technology	881,879	145,124	—	736,755	662,912	73,528	—	589,384
Depreciation and amortization	109,922	—	—	109,922	279,261	—	—	279,261
Travel and entertainment	449,108	167,248	—	281,860	634,689	110,454	—	524,235
Litigation settlement	5,334,926	—	5,334,926	—	—	—	—	—
Other expenses	369,581	121,287	—	248,294	1,295,405	31,387	—	1,264,018
Total operating expenses	19,199,330	6,757,678	6,025,186	6,416,466	15,841,085	2,054,554	3,114,874	10,671,657
Operating income/(loss)	(5,890,936)	(90,192)	(5,811,830)	11,086	(11,290,858)	536,805	(10,838,501)	(989,162)

	Nine Months Ended September 30,
	2009				2008
	As Reported	Less ICD	Less Other[1]	Pro-Forma	As Reported	Less ICD	Less Other[1]	Pro-Forma
Revenue:
Commissions	$28,892,568	$20,074,321	—	$8,818,247	$24,353,696	$7,161,056	—	$17,192,640
Principal transactions	(131,020)	(2,288)	(480,292)	351,560	(5,280,550)	—	(8,105,058)	2,824,508
Investment banking	5,411,463	—	—	5,411,463	9,423,666	—	—	9,423,666
Advisory and other fees	1,618,282	—	—	1,618,282	581,256	—	—	581,256
Total revenue	35,791,293	20,072,033	(480,292)	16,199,552	29,078,068	7,161,056	(8,105,058)	30,022,070
Operating expenses:
Compensation and benefits	29,687,486	18,519,995	—	11,167,491	31,205,145	4,954,164	—	26,250,981
Brokerage and clearing fees	791,407	45,729	—	745,678	2,042,828	62,543	—	1,980,285
Professional services	3,096,428	96,997	1,790,287	1,209,144	7,356,228	73,480	3,299,835	3,982,913
Occupancy and equipment	1,617,347	41,606	—	1,575,741	1,601,104	7,040	—	1,594,064
Communications and technology	2,442,979	377,840	—	2,065,139	2,556,652	243,177	—	2,313,475
Depreciation and amortization	372,913	—	—	372,913	537,166	—	—	537,166
Travel and entertainment	1,058,840	526,727	—	532,113	2,528,083	445,864	—	2,082,219
Litigation settlement	5,334,926	—	5,334,926	—	—	—	—	—
Other expenses	1,631,435	289,341	—	1,342,094	3,297,102	117,877	—	3,179,225
Total operating expenses	46,033,761	19,898,235	7,125,213	19,010,313	51,124,308	5,904,145	3,299,835	41,920,328
Operating income/(loss)	(10,242,468)	173,798	(7,605,505)	(2,810,761)	(22,046,240)	1,256,911	(11,404,893)	(11,898,258)

Note 1 – The column headed “Less Other” includes unrealized gains/losses in “Principal transactions” revenues, approximate legal expenses paid as related to the Del Biaggio/Cacchione matters in “Professional services”, and legal settlement expense as related to the Del Biaggio/Cacchione matters in “Litigation settlement”.

The following table sets forth the results of operations for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Commissions	$9,804,718	$7,992,614	$28,892,568	$24,353,696
Principal transactions	(35,522)	(5,384,303)	(131,020)	(5,280,550)
Investment banking	3,127,596	1,600,260	5,411,463	9,423,666
Advisory and other	411,602	341,656	1,618,282	581,256
Total revenue	13,308,394	4,550,227	35,791,293	29,078,068
Operating expenses:
Compensation and benefits	10,230,680	7,876,092	29,687,486	31,205,145
Brokerage and clearing fees	208,051	558,344	791,407	2,042,828
Professional services	1,063,883	3,994,278	3,096,428	7,356,228
Occupancy and equipment	551,300	540,104	1,617,347	1,601,104
Communications and technology	881,879	662,912	2,442,979	2,556,652
Depreciation and amortization	109,922	279,261	372,913	537,166
Travel and entertainment	449,108	634,689	1,058,840	2,528,083
Litigation settlement expense	5,334,926	─	5,334,926	─
Other	369,581	1,295,405	1,631,435	3,297,102
Total operating expenses	19,199,330	15,841,085	46,033,761	51,124,308
Operating loss	(5,890,936)	(11,290,858)	(10,242,468)	(22,046,240)
Other income	─	─	2,000,000	─
Change in fair value of warrant liability	(9,628,460)	─	(9,628,460)	─
Interest income	4,425	195,283	13,591	325,703
Interest expense	(1,289,401)	(20,236)	(1,333,569)	(53,619)
Loss before provision for income tax	(16,804,372)	(11,115,811)	(19,190,906)	(21,774,156)
(Provision for) benefit from income tax	235,727	(198,014)	230,528	1,640,730
Loss from continued operations	(16,568,645)	(11,313,825)	(18,960,378)	(20,133,426)
Loss from discontinued operations	─	(409,513)	(94,894)	(3,753,729)
Net loss	$(16,568,645)	(11,723,338)	$(19,055,272)	$(23,887,155)
Preferred stock deemed dividend	(5,066,702)	─	(5,066,702)	─
Preferred stock cash dividend	(39,100)	─	(39,100)	─
Net loss attributable to common shareholders	$(21,674,447)	$(11,723,338)	$(24,161,074)	$(23,887,155)

Our net loss for the three months and nine months ended September 30, 2009 and 2008 included the following non-cash, debt and settlement related expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Amortization of discounts on notes payable	542,871	—	552,639	2,584
Amortization of debt issuance costs	346,995	—	346,995	—
Amortization of beneficial conversion feature	180,639	—	180,639	—
Change in fair value of warrant liability	9,628,460	—	9,628,460	—
Non-cash legal settlement expense	1,230,953	—	1,230,953	—
Total	$11,929,918	—	$11,939,686	$2,584

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Capital raising	$1,816,667	$1,379,382	$2,680,799	$8,862,067
Financial advisory and other	1,310,929	220,878	2,730,664	561,599
Total investment banking revenue	$3,127,596	$1,600,260	$5,411,463	$9,423,666

Transaction Volumes:
Public offerings:
Capital underwritten participations	$416,895,000	$—	$451,270,000	$182,780,000
Number of transactions	4	—	5	3
Private placements:
Capital raised	$37,390,000	$19,080,000	$89,018,000	$257,980,000
Number of transactions	4	1	7	10
Financial advisory:
Transaction amounts	$141,900,000	$—	$194,800,000	$87,300,000
Number of transactions	4	—	9	3

Our investment banking revenue was $3,128,000 or 24% of our revenue during third quarter 2009, representing a 95% increase from the similar quarter in 2008. During the third quarter 2009, the financial markets became active again, unlike the same period in 2008 when the funding markets were totally deadlocked. Banking revenue for the three months ended September 30, 2009 increased dramatically by 193% from the second quarter 2009.  In the third quarter 2009, we participated in three times as many transactions as in the second quarter 2009. We participated in four secondary public offerings, acted as placement agent for four private placements, and participated in four financial advisory assignments.

During the three months ended September 30, 2009 we had no investment banking clients that accounted for more than 10% of our revenue, while one client accounted for 25% of our revenue during the same period in 2008.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenue:
Commissions	$9,804,718	$7,992,614	$28,892,568	$24,353,696
Less commissions attributed to ICD	(6,667,486)	(2,591,359)	(20,074,321)	(7,161,056)
Commissions excluding ICD	3,137,232	5,401,255	8,818,247	17,192,640
Principal transactions:
Customer principal transactions, proprietary trading and market making	$(547,345)	$(2,209,483)	$(219,523)	$(5,738,840)
Investment portfolio	511,823	(3,174,820)	88,503	458,290
Total principal transactions revenue	$(35,522)	$(5,384,303)	$(131,020)	$(5,280,550)
Transaction Volumes:
Number of shares traded	162,350,775	321,882,832	643,702,710	1,094,758,300
Number of active clients	204	291	279	475

Commissions amounted to $9,805,000, or 74%, of our revenue during the third quarter 2009, representing a 23% increase from the similar period in 2008. The increase was attributable to ICD, which we are selling.  Excluding ICD, commissions declined by 42% year over year but improved by 19% over the second quarter 2009.

Principal transactions loss improved by 99% during the third quarter 2009 versus third quarter 2008, but declined from a gain of $747,000 in the second quarter 2009. The year-over-year improvement was a result primarily of unrealized gains in our investment portfolio as well as the managed reduction in the number of stocks for which we make a market. As of September 30, 2009, we made markets in 154 stocks, compared to 1,406 stocks as of September 30, 2008. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During the third quarter of 2009, proprietary trading lost $547,000 in realized and unrealized trading losses versus a loss of $2,442,000 in the same period in 2008.

During the third quarter 2009 and 2008, no single brokerage customer accounted for more than 10% of our revenue.

Compensation and Benefits Expenses

Compensation and benefits expense represents the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production, but includes other qualitative factors as well as determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Incentive compensation and discretionary bonuses	$8,163,543	$3,355,499	$22,254,424	$15,440,428
Salaries and wages	1,423,620	3,308,102	5,280,639	10,448,825
Stock-based compensation	170,207	580,428	429,986	1,897,033
Payroll taxes, benefits and other	473,310	632,063	1,722,437	3,418,859
Total compensation and benefits	$10,230,680	$7,876,092	$29,687,486	$31,205,145
Total compensation and benefits as a percentage of revenue	77%	173%	83%	107%
Cash compensation and benefits as a percentage of revenue	76%	160%	82%	101%

The increase in compensation and benefits expense of $2,355,000 or 30%, from the third quarter 2008 to the third quarter 2009 was due to increased ICD revenues and corresponding commissions partially offset by reduced non-ICD brokerage revenue and corresponding reduced commissions payable.  We are in the process of selling the ICD assets and will exclude the effects of ICD on our financial statements when the sale is completed.  Our higher investment banking revenue and corresponding bonuses added somewhat to the compensation and benefit expenses.  Excluding ICD, compensation and benefit expenses decreased year-over-year by $2,068,000.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue decreased to 76% of revenues during the third quarter 2009 as compared to 160% in 2008. This decrease was primarily the result of higher revenues.

Stock-based compensation expense decreased by 71% in the third quarter 2009 as compared to the same period 2008. The decline in stock-based compensation expense can be attributed to fewer stock options outstanding as a result of the Company’s Stock Options Give-Back Program in October 2008.  This program resulted in about 3 million shares of stock options given back.  The program was open to all employees.  Executive management gave back the large majority of all stock options.

No single sales professional accounted for more than 10% of our revenue during the three months ended September 30, 2009 and 2008.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees decreased by $350,000, or 63%, during the third quarter of 2009 as compared to the third quarter of 2008. This decrease reflected reduced volume of trades partially offset by higher costs associated with execution of foreign securities for our clients during third quarter 2009 as compared to third quarter 2008. Execution fees we pay for foreign securities are higher than they are for domestic securities.

Professional services expense includes legal, audit, and consulting fees, as well as expenses related to investment banking transactions. The decrease of $2,930,000 or 73%, in the third quarter of 2009 from the third quarter of 2008 was primarily attributed to lower legal fees associated with the Company’s legal matters, attributable to stabilization of the litigation and investigations related to Del Biaggio and Cacchione (see Legal Proceedings in Item 1 of Part II).

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The increase of $11,000, or 2%, in the third quarter of 2009 from the same quarter of 2008 was due primarily to increased energy consumption costs in our New York offices.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. The increase of $219,000, or 33%, in the third quarter of 2009 from the third quarter of 2008 was primarily due to increased costs in renewals of service contracts, necessary for our business.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The decrease of $169,000, or 61%, in the third quarter of 2009 from the third quarter of 2008 was due to the disposal of some of the Company’s equipment and office space.

Travel and entertainment expense results from business development activities across our various businesses. The decrease of $186,000, or 29%, in the third quarter of 2009 from the third quarter of 2008 was due mostly to reduced costs associated with lower volume of business and reduced expenses associated with selective business development.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous office expenses. The decrease of approximately $926,000, or 71%, in the third quarter of 2009 from the third quarter of 2008 was due to the Company’s active efforts to curb expenses, particularly in the area of company-sponsored events.

Income Tax Expense

At the end of each interim reporting period, we calculate an effective tax rate based on our estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months and nine months ended September 30, 2009, we recorded a $235,000 and $230,000 income tax benefit, respectively. This relates primarily to a state tax benefit recorded during the quarter upon filing of our returns.  For the three months and nine months ended September 30, 2008, we recorded an income tax expense of $198,000 and a benefit of $1,641,000, respectively.  The benefit for the nine months ended September 30, 2008 is mainly attributable to the release of the FIN 48 liability due to the approval of an accounting method change for federal tax purposes.

Historically and currently, we have recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, we continue to conclude that it is not “more likely than not” that it will be able to realize the benefit of its deferred tax assets in the future.

We do not have any material accrued interest or penalties associated with any unrecognized tax benefits. Our policy is to account for interest, if any, as interest expense and penalties as income tax expense.

Our tax years 2006-2008 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. Our tax years 2004-2008 will remain open for three to four years for examination by state tax authorities from the date the state corporation tax returns were filed. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

The Worker, Homeownership, and Business Assistance Act of 2009 (HR 3845) was signed into law by President Obama on November 6, 2009.  This legislation allows businesses with net operating losses (NOLs) for 2008 or 2009 to carry back those losses for up to five years to recover tax liability assessed in these prior periods.  The Act also includes a provision suspending the 90 percent limitation on the use of  any alternative tax NOL deduction attributable to carrybacks of the applicable NOL for which an extended carryback period is elected.  The company has not evaluated the potential benefit that could be recovered by filing a carryback to years 2003 and later.

Other Income

Other income, shown in our Consolidated Statements of Operations, consists of $1,200,000 recognized as revenue in the first quarter and $800,000 in the second quarter 2009 related to the sale of our ICD assets.  All proceeds from the sales have been received.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the nine months ended September 30, 2009 and 2008. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of September 30, 2009, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Operating Leases	Capital Leases
2009	$426,679	$123,111
2010	1,697,990	268,853
2011	1,648,743	146,647
2012	1,095,440	—
2013	616,000	—
Thereafter	—	—
Total commitments	5,484,852	538,611
Interest		(24,427)
Commitments, net of interest	$5,484,852	$514,184

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

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for our core business.   The sale of Panel was completed in January 2009.  We determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” for the year ended December 31, 2008.  In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

Sale of ICD

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital.  ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  The assets being sold include the Company’s rights in trademark, copyright and other intellectual property used in the business, customer lists, marketing materials, and books and records.  As of March 31, 2009, the Company determined that the discontinued operations criteria in ASC 360, “Property, Plant and Equipment”, have not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with ASC 605, “Revenue Recognition”, the Company recognized $1.2 million in the first quarter 2009 and $800,000 in the second quarter 2009 as Other Income.  All sales proceeds have been received.

The completion of the sale is subject to review and approval by regulatory authorities.  Upon completion, we will no longer report the ICD related revenues and expenses as part of our financial results.

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

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Instruments that we own (long positions) are marked to bid prices, and instruments that we have sold, but not yet purchased (short positions), are marked to offer prices. Fair value measurements are not adjusted for transaction costs. Fair values of our financial instruments are generally obtained from quoted market prices in active markets, broker or dealer price quotations, or alternative pricing sources with reasonable levels of price transparency. To the extent certain financial instruments trade infrequently or are non-marketable securities and, therefore, have little or no price transparency, we value these instruments based on management’s estimates.

Substantially all of our financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased, are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in Principal Transactions in the consolidated statements of operations. Financial instruments carried at contract amounts include cash and cash equivalents and amounts due from and to brokers, dealers and clearing brokers.

Valuation of Warrant Liabilities

Stock warrants issued to our investors and creditors are rights to purchase our common stock.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For the warrant liabilities, we use the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy. In accordance with ASC 820 “Fair Value Measurements and Disclosures”, assets measured at fair value on a recurring basis are categorized based upon the lowest level of significant input to the valuations (Levels 1, 2, or 3, see “Fair Value Measurement – Definition and Hierarchy”, below).

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of ASC 820, “Fair Value Measurements and Disclosures”. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined in ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Stock-Based Compensation

On January 1, 2006, we adopted guidelines incorporated in ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, made to employees and directors, including stock options, non-vested stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

 Because share-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that our deferred tax assets as of September 30, 2009 and 2008 will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Related Party Transactions

Unsecured Promissory Notes

           On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash.  At September 30, 2009, no unsecured promissory notes remain outstanding.

Bridge Note

On July 31, 2009, we issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Note was guaranteed personally by our officers, namely Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  We issued 10-year warrants to purchase 1,162,791 shares of our common stock at $0.65 each share to Mr. Chez in connection with this transaction.  Identical warrants were issued to purchase 581,395 shares of our common stock each to Messrs. Merriman and Coleman for the guarantee.

The Bridge Note was converted into the Series D Convertible Preferred Stock.  Subsequent to the Series D Transaction, Mr. Chez has joined our Board of Directors.  At September 30, 2009, the Bridge Note was no longer outstanding.

Series D Convertible Preferred Stock

On September 8, 2009, we issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of our common stock at $0.65 each share.  The investor group of 56 constituted of individuals and entities including certain of our officers, directors and employees, as well as outside investors.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended.  Cash consideration was deposited into escrow on or around August 27, 2009.  Each share of Series D Convertible Preferred Stock is convertible into one share of our Common Stock.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.

Three of the investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined our Board of Directors.  In addition, our CEO and CFO who are also officers of Merriman Curhan Ford & Co. (“MCF&Co.”), our primary operating subsidiary, along with 11 other executives and senior managers of MCF&Co. were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all 5 of the members of ourBoard of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Secured Demand Note

On August 12, 2009, we obtained a Temporary Secured Demand Note (“Demand Note”) in the amount of $1,329,000 from the D. Jonathan Merriman Living Trust (“Trust”) as a subordinated loan.  The trustee of the trust, D. Jonathan Merriman, is also our Chief Executive Officer.  The Demand Note was collateralized by securities held in a brokerage account at a third party by the Trust.  The Demand Note was repaid on September 23, 2009 and the securities were transferred back to the Trust.  We compensated the Trust with total interest and fees in the amount of $179,000, most of which was invested in the Series D Convertible Preferred Stock transaction.

Strategic Advisory Committee

We formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chair of the Committee will be compensated with warrants to purchase 300,000 shares our common stock at $0.65, to be issued pro-rata on a monthly basis.  To date, Mr. Chez is the sole member of the Committee.  No other compensation arrangement for service on the Committee has been made.

Subsequent Events

Midsummer Investment, Ltd., v. Merriman Curhan Ford Group, Inc.

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by MCF&Co. to them, and that MCF&Co. refused to honor an exercise of that warrant.  MCF&Co. believes that Midsummer is not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment.  We believe that MCF&Co. has meritorious defenses and it intends to contest this claim vigorously.

Settlement with the Securities and Exchange Commission

On November 10, 2009, the Securities and Exchange Commission (“SEC”) issued an “Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 15(b) and 21(c) of the Securities and Exchange Act of 1934, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order as to Merriman Curhan Ford & Co., D. Jonathan Merriman, and Christopher Aguilar.”  The Order was issued in connection with the conduct of a former retail broker, David “Scott” Cacchione, from approximately March 2006 to April 2008 for violation of the anti-fraud provisions of the federal securities laws.  Cacchione was fired in May 2008, shortly after the underlying facts became known.

The Order censures and imposes sanctions for the failure of MCF&Co. to reasonably supervise Cacchione with a view toward preventing future violations arising out of his disseminating confidential customer information to third parties and executing unauthorized orders for certain customers.  MCF&Co. will pay a penalty of $100,000 and will hire an Independent Consultant to review and make recommendations as needed to MCF&Co.’s written policies and procedures relating to the supervision of registered representatives.

The Order also imposes sanctions on Jon Merriman, MCF&Co.’s former CEO and current CEO of the Company, and Christopher Aguilar, MCF&Co.’s former Chief Compliance Officer, for failure to adequately supervise Cacchione.  Jon Merriman must pay a penalty of $75,000 and Chris Aguilar must pay a penalty of $40,000.  Both individuals are also suspended from acting in a supervisory capacity for any broker or dealer for a period of twelve months from the date of the Order.

The Order makes no finding or allegation of any fraudulent activity involving anyone in MCF&Co. other than Cacchione.  MCF&Co., Mr. Merriman, and Mr. Aguilar cooperated fully with the SEC’s investigation and consented to the SEC’s Order without admitting or denying the findings.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2009.

Changes in internal controls

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company’s internal investigation found no evidence that any of Cacchione’s supervisors or any member of the Company or MCF management was aware of the actions of Del Biaggio and Cacchione as described above until shortly before Cacchione’s employment was terminated.  MCF has been phasing out its retail business and will concentrate on strengthening its core investment banking and institutional brokerage businesses.  Both Cacchione and Del Biaggio have recently pleaded guilty to securities fraud in the United States District Court, Northern District of California and have been sentenced to jail time.  In addition, they have been named as defendants in separate SEC enforcement actions.

The SEC staff has indicated that it intends to recommend to the Commission an enforcement action arising out of Cacchione’s actions and the failure to adequately supervise him.  The Company is cooperating fully with the SEC in its investigation and is presently engaged in settlement efforts with the SEC.  (Please see “Subsequent Events” in the Management Discussion Analysis section on page 45.)

As noted above, a number of lawsuits and other claims have been filed (or asserted) against MCF and in at least one instance, the Company, in connection with the alleged actions of Del Biaggio and Cacchione.  The total amount of damages sought under such lawsuits and other claims is approximately $57.5 million. Six of these lawsuits and one threatened lawsuit aggregating to $43.5 million were settled on September 8, 2009.  These were deemed by the Company to be of greatest concern.  The settlement has freed considerable management time and legal resources as well as reduced legal expenses.  The Company and MCF deny any wrongdoing and will defend themselves and attempt to obtain the most favorable possible outcome of the remaining lawsuits for themselves and the Company’s shareholders.

The lawsuits against the Company and MCF that result from Cacchione’s activities are as follows:

DGB Investments, Inc. v. Merriman Curhan Ford & Co.

In May 2008, Merriman Curhan Ford & Co. (“MCF”) was served with a complaint filed in the Santa Clara County, California Superior Court by DGB Investments, Inc. which loaned money to William Del Biaggio III, the former customer of MCF.  The complaint names as defendants Del Biaggio, David Scott Cacchione, a former retail broker of MCF, and MCF. Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  Effective June 4, 2008, MCF terminated Cacchione’s employment.   The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff sought $3 million in damages.  On July 15, 2009, an amended complaint was filed naming as additional defendants, D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF.  On September 8, 2009, MCF settled the claims for $296,000 and five-year warrants to purchase 105,846 shares of the Company’s common stock at $0.65.

Heritage Bank of Commerce v. Merriman Curhan Ford & Co.

In May 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by Heritage Bank of Commerce, which loaned money to Del Biaggio, naming as defendants Del Biaggio and MCF.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff sought $ 4 million in damages.  On Plaintiff’s motion, a retired judge was subsequently appointed judicial referee for all purposes.  On July 24, 2009, an amended complaint was filed naming as additional defendants, D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF.  On September 8, 2009, MCF settled the claims for $427,000 and five-year warrants to purchase 152,769 shares of the Company’s common stock at $0.65.

Modern Bank, N.A. v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by Modern Bank, N.A., which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge a retail client stock account as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff sought $10 million in damages.  On July 24, 2009, an amended complaint was filed naming as additional defendants, D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF. On September 8, 2009, MCF settled the claims for $987,000 and five-year warrants to purchase 353,077 shares of the Company’s common stock at $0.65.

Security Pacific Bank v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the Los Angeles County, California Superior Court by Security Pacific Bank, which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff sought $5 million in damages.  On September 8, 2009, MCF settled the claims for $494,000 and five-year warrants to purchase 176,615 shares of the Company’s common stock at $0.65.

AEG Facilities, Inc. v. Merriman Curhan Ford & Co.

In June 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by AEG Facilities, Inc. which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed an account control agreement purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff sought $7 million in damages.  On July 15, 2009, an amended complaint was filed naming as additional defendants D. Jonathan Merriman, the Company’s CEO and former CEO of MCF, and Robert E. Ford, an officer of MCF.  On September 8, 2009, MCF settled the claims for $691,000 and five-year warrants to purchase 247,077 shares of the Company’s common stock at $0.65.

Valley Community Bank v. Merriman Curhan Ford & Co.

In June 2008, MCF.was served with a complaint filed in the Santa Clara County Superior Court by Valley Community Bank, which loaned money to Del Biaggio, naming as defendants Del Biaggio, MCF, and Cacchione.  Plaintiff alleges that Del Biaggio defaulted on a multi-million dollar loan obtained from Plaintiff.  The complaint further alleges that Cacchione, while still employed with MCF, signed account control agreements purporting to pledge various retail client stock accounts as collateral for the Del Biaggio loan. On the basis of these allegations, Plaintiff asserts various claims against MCF and others.  Plaintiff sought over $4 million in damages.  On September 8, 2009, MCF settled the claims for $419,000 and five-year warrants to purchase 150,000 shares of the Company’s common stock at $0.65.

Settlement With Craig Leipold

In addition to the legal actions described above, on September 8, 2009, MCF settled an unasserted claim for $987,000 and five-year warrants to purchase 353,077 shares of the Company’s common stock at $0.65.  The potential lawsuit was on similar facts to the lawsuits we settled.

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio, alleging that MCF entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender.  The account pledged was in the name of Del Biaggio.  Plaintiff brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge.  Plaintiff alleges damages in the amount of $1.75 million.  After ensuring that the proper clearance had been obtained from the court in Del Biaggio's bankruptcy case, MCF turned over the pledged collateral to Plaintiff United American Bank, performing its obligation under the account control agreement.  MCF then demanded that it be dismissed from the action, and is continuing to follow up that demand.  Counsel for UAB has not responded to MCF's demands.  We believe that MCF has little or no remaining exposure in this matter, and it intends to contest this claim vigorously.

Don Arata, et al. v. Merriman Curhan Ford & Co.

In July 2008, the Company and MCF were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities.  In March 2009, the Company and MCF were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm.  Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.   Plaintiffs in this lawsuit seek damages of over $9 million.  The Company and MCF responded to the amended consolidated complaint in June 2009 denying all liability.  We believe that we and MCF have meritorious defenses and intend to contest these claims vigorously.  (The previously disclosed Davis, Cook, Bachelor and Hengehold cases now are part of the consolidated cases.)

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

John Zarich v. Merriman Curhan Ford & Co.

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MCF.   The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MCF held a position.  It further alleges that Cacchione convinced Zarich not to sell the shares when the stock’s price fell.  The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008.  Arbitration is scheduled to begin February 1, 2010.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.

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

Lawsuits against MCF unrelated to the Del Biaggio/Cacchione matters are as follows:

Spare Backup v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc.  MCF was able to close a round of bridge financing in June 2008.  MCF was successful in raising $1,300,000 in capital for Spare Backup.  As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock.  As of November 2008, these transaction fees had not been paid to MCF.  We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter.  In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court.  In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter.  The petition for arbitration was granted and in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration.   The arbitration date has been set for March 22, 2010.

Wesley Rusch v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in October 2008, MCF was served with a claim in FINRA Arbitration by Wesley Rusch. Mr. Rusch is a former at-will employee of Merriman Curhan Ford & Co. and worked in the compliance department. Mr. Rusch was terminated by Merriman Curhan Ford & Co. in July 2007. Mr. Rusch alleges theories of discrimination and lack of cause for termination.  Mr. Rusch filed a Statement of Claim seeking damages of over $1 million.  We contested this claim at the arbitration before a FINRA arbitration panel in March 2009 which resulted in a decision in our favor in July 2009.  Mr. Rusch requested that the San Francisco Superior Court vacate the decision, and we requested that it be confirmed.   We expect a decision within the next 90 days.

Joy Ann Fell v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in November 2008, MCF received a demand letter from a former employee, Joy Ann Fell.  In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration.  Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force.  Ms. Fell alleges claims of breach of an implied employment contract, emotional distress and work-place discrimination.  The demand for money damages is approximately $350,000.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  MCF has responded to the claim and the parties have propounded, but not responded to, written discovery.  The parties and FINRA have jointly selected an arbitration panel of three New York-based arbitrators:  Aaron Tyk, Caryl D. Feldman, and Beth Bird Pocker.  The matter is set for hearing at the New York FINRA Office for February 23-25, 2010.

Peter Marcil v. Merriman Curhan Ford & Co.

Unrelated to the Del Biaggio/Cacchione matters, in January 2009, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of Merriman Curhan Ford & Co. and worked in the investment banking department. Mr. Marcil resigned from Merriman Curhan Ford & Co. in March of 2007. Mr. Marcil alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim.   MCF has not replied to the claim and an arbitration hearing date has not been set.  The parties participated in a mediation with San Francisco Attorney/Mediator Mark Rudy on September 14, 2009 and have agreed to continue settlement negotiations.  We believe that MCF has meritorious defenses and it intends to contest this claim vigorously.  However, in the event that MCF does not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Dow Corning Corporation

Unrelated to the Del Biaggio/Cacchione matters, in late July and early August 2009, counsel for Dow Corning Corporation (“DCC”) indicated in correspondence and communications that DCC may have some type of claim against MCF and the Company in connection with its purchases of auction rate securities through MCF’s ICD Division.  Counsel would not furnish any specifics about the purported claim or any purported damages, but requested an agreement tolling any applicable statute of limitations for sixty (60) days to allow the parties to undertake “settlement discussions.”  MCF, the Company, Institutional Cash Distributors, LLC and certain representatives of MCF’s ICD Division entered into such a tolling agreement with DCC, which has been extended an additional sixty (60) days, cancelable on ten (10) days notice.  No discussions have ensued as of the date of this report.  Accordingly the Company is not aware of the basis of any purported claim.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009, as amended by our Form 10-K/A filed on April 30, 2009, our quarterly Report filed on August 11, 2009  Form 10-Q and the additional risk factors described below.

Our assets are Subject to a liquidation preference in favor of the holders of our Series D Convertible Preferred Stock, which will impact common stockholders rights if we liquidate.

On September 8, 2009, the Company sold and issued an aggregate of $10.2 million in Series D Convertible Preferred Stock.  Under the Certificate of Designation filed in connection with this transaction, the holders of the Series D Convertible Preferred Stock are entitled to receive the repayment of their original investment, together with any accrued but unpaid dividends, before any payment is made to holders of the Company's Common Stock. After the holders of the Series D Convertible Preferred Stock had have received the distribution described above, they are entitled to participate in the distribution of any additional assets along with the holders of the Common Stock on an as-converted basis.  The holders of the Company’s Common Stock might therefore receive nothing in liquidation, or receive much less than they would if there was no Series D Convertible Preferred Stock Outstanding

Your ownership percentage may be diluted by warrants issued in connection with our bridge financing.

The investors in the Convertible Notes Convertible Notes issued on May 29, 2009 and June 1, 2009 received warrants to purchase an aggregate of 937,500 shares of the Common Stock of the Company at $0.50 per share.  The investor and guarantors of the Note issued on July 31, 2009 received warrants to purchase an aggregate of 2,326,000 shares of the Common Stock of the Company at $0.65 per share.  While the Convertible Notes and the Note are no longer outstanding, the warrants issued in conjunction with them are, and exercise of these warrants would dilute the ownership percentage of existing stockholders in the Company.

Your ownership percentage may be diluted by Warrants issued in connection with the issuance of the Series D Convertible Preferred Stock.

In connection with the issuance of the Series D Convertible Preferred Stock, on September 8, 2009 the Company issued warrants with a five-year term to purchase 23,720,916 shares of the Common Stock of the Company at $0.65 per share (the “Warrants”).  Exercise of these warrants would dilute the ownership percentage of exiting stockholders in the Company.

The holders of our Series D Convertible Preferred Stock may exercise a significant degree of control over the Company.

The terms of the Certificate of Designation filed in connection with the issuance of the Series D Convertible Preferred Stock provided that the holders of the Series D Convertible Preferred Stock are entitled to elect four of the nine members of our Board of Directors.   The holders of Series D Convertible Preferred Stock may gain additional voting power if they exercise the Warrants or if they acquire shares of our Common Stock in the market.  The interests of the holders of the Company’s Series D Convertible Preferred Stock might not be aligned with those of the holders of Common Stock, which could result in the Company being sold or liquidated in a transaction in which the holders of Common Stock received little or nothing.

If our CEO leaves the Company, additional warrants will be issued which may further dilute the ownership percentage of the holders of the Company's Common Stock

If D. Jonathan Merriman ceases to serve as Chief Executive Officer of the Company prior to August 27, 2012, the Company agreed in connection with the issuance of the Series D Convertible Preferred Stock to issue additional warrants (the “Merriman Warrants”) to the holders of the Series D Preferred Stock to purchase shares of the Company’s Common Stock.  The Merriman Warrants would be exercisable for a total of 23,720,916 shares of Common Stock, with an exercise price of $0.65 per share and a term of five years.  Exercise of the Merriman Warrants would dilute the ownership percentage of existing holders of Common Stock.  If Mr. Merriman dies, is terminated without “Cause” or resigns with “Good Reason,” these warrants will not be issuable.  “Cause” and “Good Reason” are defined in the Investors Rights Agreement entered into in connection with the issuance of the Series D Preferred Stock, which was filed as Exhibit 10.48 to the Company’s Amended Current Report on Form 8-K/A on September 2, 2009.

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

MERRIMAN CURHAN FORD GROUP, INC.

November 16, 2009	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 16, 2009	By:	/s/ PETER V. COLEMAN
Peter V. Coleman
Chief Financial Officer
(Principal Financial Officer)