Form 10-K
period 2009-12-31
Merriman Curhan Ford Group, Inc.
filed 2010-03-18
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

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
Yes ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 12,554,779 shares of common stock of the Registrant issued and outstanding as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 1,272,827 shares of common stock held by affiliates of the Registrant was $5,076,878. This amount is based on the closing price of the common stock on NASDAQ of $0.45 per share on June 30, 2009.

The number of shares of Registrant’s common stock outstanding as of March 15, 2010 was 12,824,294

i

This Annual Report on Form 10-K and the information incorporated by reference in this Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve risks and uncertainties. You should be aware that a number of important factors could cause our actual results to differ materially from those in the forward-looking statements. We will not necessarily update the information presented or incorporated by reference in this Annual Report on Form 10-K if any of these forward-looking statements turn out to be inaccurate. Risks affecting our business are described throughout this Form 10-K and especially in the section “Risk Factors.” This entire Annual Report on Form 10-K, including the consolidated financial statements and the notes and any other documents incorporated by reference into this Form 10-K, should be read for a complete understanding of our business and the risks associated with that business.

PART I

Item 1. Business

Overview

We are a financial services holding company that provides equity research, capital markets services, corporate and venture services, and investment banking through our primary operating subsidiary, Merriman Curhan Ford & Co. (“MCF”).  In 2009, we sold the operating assets of Panel Intelligence, LLC, which had been our subsidiary dedicated to primary research, and discontinued operations of MCF Asset Management, our subsidiary which managed investment products.

MCF is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are attempting to gain market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

Institutional Cash Distributors (“ICD”) is a division of MCF which brokers money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  In January 2009, we sold the primary assets related to the ICD operations to a group of investors which included some of our employees.  To assist in the transition of operations to the new owners, we are providing substantial services to ICD, including collecting its revenues.  When ICD receives its broker-dealer license, we will no longer provide such services and record ICD revenues.

Panel Intelligence, LLC was acquired in April 2007.  It offered custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence, LLC provided greater access, compliance, insights and productivity to clients in the health care, CleanTech and financial industries. In January 2009, the majority of the assets of Panel Intelligence, LLC were sold to an investor group that included certain members of its management team. For financial reporting purposes, we have listed the operations of the business as part of discontinued operations.

MCF Asset Management, LLC managed absolute return investment products for institutional and high-net worth clients. We were the sub-advisor for the MCF Focus fund. In an effort to refocus the holding company back to its core investment banking/ broker-dealers services, management liquidated the funds under management and returned investments to the investors in the fourth quarter of 2008. We no longer have, for all practical purposes, a subsidiary dedicated to asset management.   At December 31, 2009, we held an immaterial amount of illiquid assets and were in the process of distributing these to investors.

We are headquartered in San Francisco, with additional offices in New York, NY. As of December 31, 2009, we had 94 employees, including employees of our Institutional Cash Distributor division (ICD), whose assets we sold in January 2009. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission (“SEC”) as a broker-dealer and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

Liquidity

We incurred substantial losses and negative cash flows from operations in 2009 and 2008. We had net losses of $5,462,000 and $30,274,000 in 2009 and 2008, respectively, and negative operating cash flows of $12,648,000 and $24,945,000 for the same respective years. As of December 31, 2009, we had retained deficit of $124,815,000. While we believe our current funds will be sufficient to enable us to meet our planned expenditures through at least January 1, 2011, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures if not to raise additional capital. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Principal Services

Our investment bank / broker-dealer segment provides three service offerings: investment banking, brokerage and equity research. We provide traditional research-based financial services to companies with market capitalizations up to $1 billion, which we believe is an underserved sector in the financial services industry.

Investment Banking

Our investment bankers provide a full range of corporate finance and strategic advisory services. Our corporate finance practice is comprised of industry coverage investment bankers that are focused on raising capital for fast-growing companies in selected industry sectors. Our strategic advisory practice tailors solutions to meet the specific needs of our clients at various points in their growth cycle. As of December 31, 2009, we had 8 professionals in our investment banking group.

Corporate Finance. Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of primarily equity and convertible debt securities. Our focus is to provide fast-growing companies with the capital necessary to drive them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast-growing companies, including initial public offerings, secondary offerings, private investments in public equity, or PIPEs, and private placements. Our equity capital markets team executes underwritten securities offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors who we believe will be supportive, long-term investors. Additionally, we draw upon our contacts throughout the financial and corporate world, expanding the options available for our corporate clients.

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

Institutional Brokerage Services

We provide institutional sales, sales trading and trading services to about 324 institutional accounts in the United States. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the distribution and trading expertise we provide.

We provide integrated research and trading solutions centered on helping our institutional clients to invest profitably, to grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our clients who look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to be involved with public companies early in their corporate life cycles. We strive to provide unique investment opportunities in fast-growing, relatively undiscovered companies and to help our clients execute trades rapidly, efficiently and accurately.

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

Trading. Our trading professionals facilitate liquidity discovery in equity securities. We make markets in securities traded on NASDAQ, stock exchanges and ECNs, and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the New York Stock Exchange and the American Stock Exchange. As of December 31, 2009, we were a market maker in 163 securities.

The customer base of our institutional brokerage business includes mutual funds, hedge funds, and private investment firms. We believe this group of potential clients to number over 4,000. We grow our business by adding new customers and increasing the penetration of existing institutional customers that use our equity research and trading services in their investment process.

Proprietary Trading. We will from time to time take significant positions in fast-growing companies that we feel are undervalued in the marketplace. We believe that our window into these opportunities, due to the types of companies we research, offers us a significant competitive advantage.

Corporate & Executive Services. We offer brokerage services to corporations for purposes such as stock repurchase programs. We also serve the needs of company executives with restricted stock transactions, cashless exercise of options, and liquidity strategies.

Venture Services. The Venture Services team provides sales distribution for capital raises for private companies via the introduction to venture capital and private equity investors. Our venture services include distribution and liquidity programs, portfolio company advisory services, research dissemination and best-execution trading.

OTCQX Advisory. Merriman Curhan Ford & Co. began offering services to sponsor companies on the International and Domestic OTCQX markets in 2007. In 2008, we solidified our position as the leading investment bank sponsor in this market. We enable non-U.S. and domestic companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The International and Domestic OTCQX market tiers do not require full SEC registration and are not subject to the Sarbanes Oxley Act of 2002. Listing on the market requires the sponsorship of a qualified investment bank called a Principal American Liaison (PAL) for non-U.S. companies or a Designated Advisor for Disclosure (DAD) for domestic companies. Merriman Curhan Ford & Co. was the first investment bank to achieve DAD and PAL designations and currently is the sponsor of 10 out of 91 issuers listed on OTCQX.

Institutional Cash Distributors (ICD). ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. In January 2009, we sold the primary assets related to the ICD operations to a group of investors which included some of our employees. However, until the new company is able to form its own broker-dealer, which is anticipated to be in 2010, the business will continue operating under Merriman Curhan Ford & Co. and its financial results included in our consolidated financial statements.

Equity Research

A key part of our strategy is to originate specialized and in-depth research. Our analysts cover a universe of approximately 114 companies in our focus industry sectors. We leverage the ideas generated by our research teams, using them to attract and retain institutional brokerage clients.

Supported by the firm’s institutional sales and trading capabilities, our analysts deliver timely recommendations to clients on innovative investment opportunities. In an effort to make money for our investor clients, our analysts are driven to find undiscovered opportunities in fast-growing companies that we believe are undervalued. Given the contrarian and undiscovered nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors.

As of February 12, 2010, approximately 67% of the companies covered by our research professionals had market capitalizations of $1 billion or less.

Our equity research focuses on bottom-up, fundamental analysis of fast-growing companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver timely, accurate and value-added information.

Our objective is to build long lasting relationships with our institutional clients by providing investment recommendations that directly equate to enhanced performance of their portfolios. Further, given our approach and focus on quality service, we believe our equity research analysts are in a unique position to maintain close, ongoing communication with our clients.

The industry sectors covered by our eight equity research analysts include:

•	Clean Energy
-	Natural Resources and related sectors

•	Consumer, Media & Internet
-	Branded Consumer
-	China Consumer
-	Media/Entertainment
-	Internet Media and Infrastructure

•	Health Care
-	Biotechnology - Life Sciences

•	Technology
-	Clean Energy Semiconductors
-	Communications - Wireless Technology
-	Defense Electronics/Advanced Communications
-	Emerging Data Center/Enterprise Technologies
-	Cloud Computing Service Providers

Research Coverage by Industry
As of 2/2/10

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our institutional clients through our sales and trading professionals. We produce full-length research reports, notes and earnings estimates on the companies we cover. We also produce comprehensive industry sector reports. In addition, our analysts distribute written updates on these issuers both internally and to our clients through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our clients can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments. All of the above is also available through a password protected searchable database of our daily and historical research archives found on our website at www.merrimanco.com.

Our Equity Research Group annually hosts several conferences targeting fast-growing companies and institutional investors, including our annual Investor Summit and various industry sector conferences. We use these events to primarily showcase our equity research to the institutional investment community.

Competition

Merriman Curhan Ford is engaged in the highly competitive financial services and investment industries. We compete with other securities firms - from large U.S.-based firms, securities subsidiaries of major commercial bank holding companies and U.S. subsidiaries of large foreign institutions, to major regional firms, smaller niche players, and those offering competitive services via the Internet. Long term developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals.

This trend by competitors to reduce services creates an opportunity for us as many highly qualified individuals have lost their jobs, expanding the pool of experienced employees to hire. The economic environment in 2009 has marked a bottom of the negative secular trends experienced by financial institutions in 2008 and the beginning of 2009. During the period, many of our buy-side clients have merged, gone out of business or have sharply reduced their commission flow. The reduction in the number of these clients also has lowered the number of potential buyers for our investment banking product.

Many remaining competitors have greater personnel and financial resources than we do. Larger competitors may have a greater number and variety of distribution outlets for their products. Some competitors have much more extensive investment banking activities than we do and therefore, may possess a relative advantage with regard to access to deal flow and capital.

For a further discussion of the competitive factors affecting our business, see “We face strong competition from larger firms,” under “Item 1A - Risk Factors.”

Corporate Support

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunications systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing, which is performed by an outside service bureau, and customer account processing, which is performed by our clearing broker, most data processing functions are performed internally. We believe that future growth will require implementation of new and enhanced communications and information systems, and training of our personnel to operate such systems. Despite the challenges that we experienced, we have implemented such enhancements in 2009 and expect to continue in 2010.

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

•     Establishing and revising policies, procedures and risk limits, as necessary;

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

For a further discussion of the risks affecting our business, see “Item 1A Risk Factors.”

Regulation

As a result of federal and state registration and self-regulatory organization, or SRO, memberships, we are subject to overlapping layers of regulation that cover all aspects of our securities business. Such regulations cover matters including capital requirements; uses and safe-keeping of clients’ funds; conduct of directors; officers and employees; record-keeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; requirements for the registration, underwriting, sale and distribution of securities; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades, and disclosures to customers.

As a broker-dealer registered with the Securities and Exchange Commission (“SEC”), and as a member firm of Financial Industry Regulatory Authority (“FINRA”), we are subject to the net capital requirements of the SEC (Rule 15c3-1 of the Securities Exchange Act of 1934) as regulated and enforced by FINRA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that each firm is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

“Net capital” is essentially defined as net worth (assets minus liabilities, as determined under accounting principles generally accepted in the United States (“U.S. GAAP”), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as furniture, prepaid expenses, and unsecured receivables), and further reduced by certain percentages (commonly called “haircuts”) of the market value of a broker-dealer’s positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as “excess net capital.”

The SEC’s capital rules also (i) require that broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealer’s excess net capital; (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1,000% of the broker-dealer’s net capital in certain other circumstances; and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the firm or would unduly jeopardize the broker-dealer’s ability to pay its customer claims or other liabilities.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and also could restrict our ability to withdraw capital from our broker-dealer, which in turn could limit our ability to pay interest, repay debt, and redeem or repurchase shares of our outstanding capital stock.

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

We are also subject to “Risk Assessment Rules” imposed by the SEC, which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain “Material Associated Persons” (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC. In addition, the possibility exists that, on the basis of the information it obtains under the Risk Assessment Rules, the SEC could seek authority over our unregulated subsidiary either directly or through its existing authority over our regulated subsidiary.

In the event of non-compliance by us or our subsidiary with an applicable regulation, governmental regulators and one or more of the SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of officers or employees, or other adverse consequences. The imposition of any such penalties or orders on us or our personnel could have a material adverse effect on our operating results and financial condition.

Additional legislation and regulations, including those relating to the activities of our broker-dealer, changes in rules promulgated by the SEC, FINRA, or other United States, state, or foreign governmental regulatory authorities and SROs or changes in the interpretation or enforcement of existing laws and rules, may adversely affect our manner of operation and our profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary, but also by regulations of general application.

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

Available Information

Our website address is www.merrimanco.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website, under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. We are providing the address to our Internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

Item 1a. Risk Factors

We face a variety of risks in our business, many of which are substantial and inherent in our business and operations. The following are risk factors that could affect our business which we consider material to our industry and to holders of our common stock. Other sections of this Annual Report on Form 10-K, including reports which are incorporated by reference, may include additional factors which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Risks Related to Our Business

We may not be able to maintain a positive cash flow and profitability.

Our ability to maintain a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our investment banking and securities brokerage business, and we may be unable to maintain profitability if we fail to do any of the following:

•	establish, maintain, and increase our client base;

•	manage the quality of our services;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	attract and retain qualified personnel;

•	limit operating costs;

•	settle pending litigation, and

•	maintain adequate working capital

We cannot be certain that we will be able to sustain or increase a positive cash flow and profitability on a quarterly or annual basis in the future. Our inability to maintain profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy, or cause the market price of our common stock to decrease. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business.

We have had a number of structural changes to our operations as we divested certain non-core business lines to focus our service and product offerings. Additionally, there have been a number of significant challenges faced by the securities and financial industries in the past 18 months. As a result of our structural changes and the uncertainty of the current economic environment, the factors upon which we are able to base our estimates as to the gross revenue and the number of participating clients that will be required for us to maintain a positive cash flow are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenue and an increased number of clients, securities brokerage, and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all.

There are substantial legal proceedings against us involving claims for significant damages.

The actions of a former customer, William Del Biaggio III (“Del Biaggio”), and a former employee, David Scott Cacchione (“Cacchione”), have given rise to many legal actions against us as described in the Legal Proceedings section below. We selected the lawsuits we believed were of the most threatening in nature and, as of September 8, 2009, settled them in conjunction with our strategic transaction of that date. There are other lawsuits related to these actions of our former employee which we have elected not to settle. If we are found to be liable for the claims asserted in any or all of these legal actions, our cash position may suffer. Even if we ultimately prevail in all of these lawsuits, we may incur significant legal fees and diversion of management’s time and attention from our core businesses, and our business and financial condition may be adversely affected. We believe we have meritorious defenses against these claims, but there is no assurance of any favorable outcome.

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

We may not be able to continue operating our business

The Company incurred significant losses in 2009 and 2008. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2008. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years. If operating conditions worsen in 2010 or if the Company receives adverse judgments in its pending litigations, we may not have the resources to meet our financial obligations. If the Company is not able to continue in business, the entire investment of our common stockholders may be at risk, and there can be no assurance that any proceeds stockholders would receive in liquidation would be equal to their investment in the Company, or even that stockholders would receive any proceeds in consideration of their common stock.

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

MCF, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, MCF is subject to laws that authorize regulatory bodies to block or reduce the flow of funds from it to Merriman Curhan Ford Group, Inc. As a holding company, Merriman Curhan Ford Group, Inc. depends on distributions and other payments from its subsidiaries to fund all payments on its obligations. As a result, regulatory actions could impede access to funds that Merriman Curhan Ford Group, Inc. needs to make payments on obligations, including debt obligations.

Our financial results may fluctuate substantially from period to period, which may impair our stock price.

We have experienced, and expect to experience in the future, significant periodic variations in our revenue and results of operations. These variations may be attributed in part to the fact that our investment banking revenue is typically earned upon the successful completion of a transaction, the timing of which is uncertain and beyond our control. In most cases we receive little or no payment for investment banking engagements that do not result in the successful completion of a transaction. As a result, our business is highly dependent on market conditions as well as the decisions and actions of our clients and interested third parties. For example, a client’s acquisition transaction may be delayed or terminated because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions, or unexpected financial or other problems in the client’s or counterparty’s business. If the parties fail to complete a transaction on which we are advising or an offering in which we are participating, we will earn little or no revenue from the transaction. This risk may be intensified by our focus on growth companies in the CleanTech, Consumer/Internet/Media, Health Care, and Tech/Telecom sectors, as the market for securities of these companies has experienced significant variations in the number and size of equity offerings. Recently, there have been very few initial public offerings. More companies initiating the process of an initial public offering are simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenue would be adversely affected in the event that an initial public offering is not consummated.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business, and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly D. Jonathan Merriman, our Co-Founder and Chief Executive Officer of the parent company, and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We face intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds, and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research, and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Merriman, other members of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, or protect our market share, each of which, in turn, could materially adversely affect our business and results of operations. Please see Risk Factor below entitled “If our CEO leaves the Company…“ for additional information regarding the consequences of the loss of the services of Mr. Merriman.

If any of our professionals were to join an existing competitor or form a competing company, some of our clients could choose to leave. The compensation plans and other incentive plans we have entered into with certain of our professionals may not prove effective in preventing them from resigning to join our competitors. If we are unable to retain our professionals or recruit additional professionals, our reputation, business, results of operations, and financial condition may be materially adversely affected.

Our compensation structure may negatively impact our financial condition if we are not able to effectively manage our expenses and cash flows.

Historically, the industry has been able to attract and retain investment banking, research, and sales and trading professionals in part because the business models have provided for lucrative compensation packages. Compensation and benefits is our largest expenditure and the variable compensation component, or bonus, has represented a significant proportion of this expense. The Company’s bonus compensation is discretionary. For 2009, the potential pool was determined by a number of components including revenue production, key operating milestones, and profitability. There is a potential, in order to ensure retention of key employees, that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses.

Pricing and other competitive pressures may impair the revenue and profitability of our brokerage business.

We derive a significant portion of our revenue from our brokerage business. Along with other brokerage firms, we have experienced intense price competition in this business in recent years. Recent developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. We expect this trend toward alternative trading systems to continue. We believe we may experience competitive pressures in these and other areas as some of our competitors seek to obtain market share by competing on the basis of price. In addition, we face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage clients in order to win their trading business. As we are committed to maintaining our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenue may decline and our business, financial condition, and results of operations may be adversely affected.

We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct active and aggressive securities trading, market making, and investment activities for our own account, which subjects our capital to significant risks. These risks include market, credit, counterparty, and liquidity risks, which could result in losses. These activities often involve the purchase, sale, or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. Trading losses resulting from such trading could have a material adverse effect on our business and results of operations.

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

Occasionally, our Company, its officers and/or employees may make principal investments in securities through secondary market transactions or through direct investment in companies through private placements. In many cases, employees and officers with investment discretion on behalf of our Company decide whether to invest in our account or their personal account. It is possible that gains from investing will accrue to these individuals because investments were made in their personal accounts, and our Company will not realize gains because it did not make an investment. It is possible that gains from investing will accrue to these individuals and /or to the Company, while the Company’s brokerage customers do not accrue gains in the same securities due to differences in timing of investment decisions. Conversely, it is possible that losses from investing will accrue to our Company, while these individuals do not experience losses in their personal accounts because the individuals did not make investments in their personal accounts.

We face strong competition from larger firms.

The brokerage and investment banking industries are intensely competitive. We compete on the basis of a number of factors, including client relationships, reputation, the abilities and past performance of our professionals, market focus and the relative quality and price of our services and products. We have experienced intense price competition with respect to our brokerage business, including large block trades, spreads, and trading commissions. Pricing and other competitive pressures in investment banking, including the trends toward multiple book runners, co-managers, and multiple financial advisors handling transactions, have continued and could adversely affect our revenue, even during periods where the volume and number of investment banking transactions are increasing. We believe we may experience competitive pressures in these and other areas in the future as some of our competitors seek to obtain market share by competing on the basis of price.

We are a relatively small investment bank with approximately 94 employees as of December 31, 2009 and revenue less than $50 million in 2009. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach, and more established relationships with clients than we have. These larger and better capitalized competitors may be better able to respond to changes in the brokerage, investment banking, and asset management industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the investment banking and brokerage industries. In addition, a number of large commercial banks, insurance companies, and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wider range of products than we do, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance, and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition, and results of operations will be adversely affected.

We have incurred losses for the period covered by this report and in the recent past and may incur losses in the future.

The Company recorded net losses of $5,462,000 for the year ended December 31, 2009 and $30,274,000 for the year ended December 31, 2008. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

A significant portion of our brokerage revenue is generated from a relatively small number of institutional clients. For example, in 2009 we generated 14% of our brokerage revenue, or approximately 12% of our total revenue, from our ten largest brokerage clients. Similarly, in 2008 we generated 37% of our brokerage revenue, or approximately 25% of our total revenue, from our ten largest brokerage clients. If any of our key clients departs or reduces its business with us and we fail to attract new clients that are capable of generating significant trading volumes, our business and results of operations will be adversely affected.

Our risk management policies and procedures could expose us to unidentified or unanticipated risk.

Our risk management strategies and techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We are exposed to the risk that third parties that owe us money, securities, or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure, breach of contract, or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. As a clearing member firm, we finance our customer positions and could be held responsible for the defaults or misconduct of our customers. Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses, or defaults by other institutions, which in turn could adversely affect us. Also, risk management policies and procedures that we utilize with respect to investing our own funds or committing our capital with respect to investment banking or trading activities may not protect us or mitigate our risks from those activities. If any of the variety of instruments, processes, and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure may malfunction or fail.

Our businesses are highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting, or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people, or systems, we could suffer an impairment to our liquidity, financial loss, a disruption of our businesses, liability to clients, regulatory intervention, or reputation damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to effect transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which located. This may include a disruption involving electrical, communications, transportation, or other services used by us or third parties with which we conduct business, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco and New York, work in proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

Our operations also rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our computer systems, software, and networks may be vulnerable to unauthorized access, computer viruses, or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our clients’ or counterparties’ confidential and other information processed by, stored in, and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our clients’, our counterparties’, or third parties’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Strategic investments or acquisitions and joint ventures may result in additional risks and uncertainties in our business.

We may grow our business through both internal expansion and through strategic investments, acquisitions or joint ventures. To the extent we make strategic investments or acquisitions or enter into joint ventures, we face numerous risks and uncertainties combining or integrating businesses, including integrating relationships with customers, business partners, and internal data processing systems. In the case of joint ventures, we are subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputation damage relating to systems, controls, and personnel that are not under our control. In addition, conflicts or disagreements between us and our joint venture partners may negatively impact our businesses.

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

Any future growth of our business may require significant resources and/or result in significant unanticipated losses, costs, or liabilities. In addition, expansions, acquisitions or joint ventures may require significant managerial attention, which may be diverted from our other operations.

Evaluation of our prospects may be more difficult in light of our limited operating history.

As a result of the volatile economic conditions faced by the securities and financial industries, and the restructuring of our business lines, there have been a number of changes to our operations. Given these changes, we can no longer rely upon prior operating history to evaluate our business and prospects. Additionally, we are subject to the risks and uncertainties that face a Company in the process of restructuring its business in the midst of uncertain economic environment. Some of these risks and uncertainties relate to our ability to attract and retain clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital, and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our Common Stock.

Risks Related to Our Industry

Risks associated with volatility and losses in the financial markets.

The U.S. financial markets in 2008 and early 2009 suffered unprecedented volatility and losses. Several mortgage-related financial institutions and large, reputable investment banks were not able to continue operating their businesses. In the event that the securities and financial industries face similar or greater volatility, there can be no assurance that we will be able to continue our operations.

Employee misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years. Our experience with our former employee Scott Cacchione hurt our business significantly, and we run the risk that employee misconduct could occur at our company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm to us. It is not always possible to deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in all cases and we may suffer significant reputation harm for any misconduct by our employees.

Risks associated with regulatory impact on capital markets.

Highly publicized financial scandals in recent years have led to investor concerns over the integrity of the U.S. financial markets and have prompted Congress, the SEC, the NYSE, and FINRA to significantly expand corporate governance and public disclosure requirements. To the extent that private companies, in order to avoid becoming subject to these new requirements, decide to forgo initial public offerings, our equity underwriting business may be adversely affected. In addition, provisions of the Sarbanes-Oxley Act of 2002 and the corporate governance rules imposed by self-regulatory organizations have diverted many companies’ attention away from capital market transactions, including securities offerings and acquisition and disposition transactions. In particular, companies that are or are planning to register their securities with the SEC or to become subject to the reporting requirements of the Securities Exchange Act of 1934 are incurring significant expenses in complying with the SEC and accounting standards relating to internal control over financial reporting, and companies that disclose material weaknesses in such controls under the new standards may have greater difficulty accessing the capital markets. These factors, in addition to adopted or proposed accounting and disclosure changes, may have an adverse effect on the business.

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

Financial service companies have experienced a number of highly publicized regulatory inquiries concerning market timing, late trading and other activities that focus on the mutual fund industry. These inquiries have resulted in increased scrutiny within the industry and new rules and regulations for mutual funds, investment advisers, and broker-dealers.

Our exposure to legal liability is significant, and damages that we may be required to pay and the reputational harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions,” and other advice we provide to participants in strategic transactions, and disputes over the terms and conditions of complex trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

Our role as advisor to our clients on important underwriting or mergers and acquisitions transactions involves complex analysis and the exercise of professional judgment, including rendering “fairness opinions” in connection with mergers, and other transactions. Therefore, our activities may subject us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class actions against us. Our investment banking engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be enforceable in all cases.

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

Risks Related to Ownership of Our Common Stock

We have issued Series D Convertible Preferred Stock with rights preferences and privileges that are senior to those of our Common Stock. The exercise of some or all of these Series D Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of the Common Stock.

On September 8, 2009, we closed a private placement Preferred Stock strategic transaction. We sold 23,720,916 shares of our Series D Convertible Preferred Stock at $0.43 per share and warrants to purchase 23,720,916 share of Common Stock at $0.65 per share to an investor group that includes certain of our officers and directors in addition to outside investors. In connection with this transaction, the Company converted the principal and accrued interest of certain notes issued by the Company between May 2009 and July 2009 into Series D Convertible Stock. The aggregate principal amount from these cancelled notes was $1,425,000.

As the warrants originally contained a full ratchet antidilution provision, we recorded a non-cash warrant liability of approximately $26 million as of September 30, 2009 in accordance with generally accepted accounting principles (“GAAP”), which resulted in a stockholders’ deficit (negative stockholders’ equity). This, in turn, caused us to fall outside of the NASDAQ Listing Rules which require a minimum of $2,000,000 of stockholders’ equity.

We have since remedied the noncompliance with the NASDAQ listing rules by amending the warrants to remove the full ratchet antidilution provision and thus remove the resulting stockholders’ deficit. At December 31, 2009, we no longer carried warrant liabilities on our Statement of Financial Condition. In consideration for such amendment, the Company has agreed to pay the holders of the warrants $0.005 per warrant share in cash, which is anticipated to be paid around August 15, 2010. We believe we are now in full compliance with the NASDAQ minimum shareholders’ equity requirements.

The Series D Convertible Preferred Stock has a number of rights, preferences, and privileges that are superior to those of the Common Stock. Holders of the Series D Convertible Preferred Stock are entitled to a 6% annual dividend payable monthly in arrears. As of December 31, 2009, the Company recorded cash dividends payable of $51,000. The Company cannot pay any dividends on the Common Stock until all accrued dividends on the Series D Convertible Preferred Stock are first paid.

The holders of Series D Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.43 per share of Series D Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series D Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis. As such, holders of Common Stock might receive nothing in liquidation, or receive much less than they would if there were no Series D Convertible Preferred Stock outstanding.

The Series D Convertible Preferred Stock has antidilution protection, including a full ratchet provision for certain new issuances of Company Stock, as specified in the Certificate of Designation of Series D Convertible Preferred Stock which is incorporated herein by reference. If such antidilution protection is triggered, the holders of Common Stock may have their ownership in the Company diluted.

The holders of the Series D Convertible Preferred Stock also have substantial voting power over the Company. Such holders are entitled to elect four of the nine members of our Board of Directors. Additionally, they have certain “protective provisions,” as set forth in the Certificate of Designation, requiring us to obtain their approval before we can carry out certain actions. The holders of Series D Convertible Preferred Stock may gain additional voting power if they exercise the warrants or they acquire shares of our Common Stock in the market.

The interests of the holders of the Series D Convertible Preferred Stock might not be aligned with those of the holders of Common Stock, which could result in the Company being sold or liquidated in a transaction in which the holders of Common Stock receive little or nothing.

In connection with the private placement transaction, we entered into an Investors’ Rights Agreement with the investors. Under the terms of the Investors’ Rights Agreement, if a registration statement relating to the Common Shares underlying the Series D Convertible Preferred Stock and warrants is not declared effective or is not available within time lines provided in the Investors’ Rights Agreement (with certain limited exceptions), then we are required to pay the investors, pro rata, in proportion to the number of shares of Series D Convertible Preferred Stock purchased by such investor in the transaction, five year warrants to purchase 150,000 shares of the Company’s Common Stock at $0.65 per share, on terms identical to those issued to the investors under the financing transaction (the “Registration Warrants”), as liquidated damages and not as penalty, subject to an overall limit of liquidated damages in the aggregated of 900,000 Registration Warrants. The liquidated damages pursuant to the terms hereof shall apply on a daily pro rata basis for any portion of a month prior to securing an effective registration statement. The foregoing shall in no way limit any equitable remedies available to investors for failure to secure an effective registration statement by the time specified in the Investors’ Rights Agreement. Investors shall also be able to pursue monetary damages for failure to secure an effective registration statement by the time specified in the Investors’ Rights Agreement. Investors shall also be able to pursue monetary damages for failure to secure an effective registration statement by the agreed upon time but only if such failure is due to the willful or deliberate action or inaction of the Company in breach of the covenants.

Your ownership percentage may be diluted by warrants issued in connection with our convertible notes financing.

The investors of the convertible notes issued on May 29, 2009 and June 1, 2009 received warrants to purchase an aggregate of 937,500 shares of the Common Stock of the Company at $0.50 per share. The investor and guarantors of the Note issued on July 31, 2009 received warrants to purchase an aggregate of 2,326,000 shares of the Common Stock of the Company at $0.65 per share. While the convertible notes and the note are no longer outstanding, the warrants issued in conjunction with them are, and exercise of these warrants would dilute the ownership percentage of existing stockholders in the Company.

A significant percentage of our outstanding common stock is owned or controlled by our senior professionals and other employees and their interests may differ from those of other shareholders.

Our executive officers and directors, and entities affiliated with them, currently control approximately 44% of our outstanding common stock including exercise of their options and D Preferred stock and associated warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Provisions of the organizational documents may discourage an acquisition of us.

Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 13,729,083 shares of preferred stock, without approval from our stockholders. This preferred stock, often called “blank check” preferred stock, could have conversion terms that would allow one share of preferred stock to convert into multiple shares of common stock. It could also have voting rights and other rights advantageous to holders of that preferred stock, but disadvantageous to holders of the Company’s common stock.

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

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	announcements of significant contracts, milestones, and acquisitions;

•	relationships with other companies;

•	ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common and preferred stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock, or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuation in stock market price and trading volume.

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

We have a significant number of outstanding stock options and warrants. During 2009, shares issuable upon the exercise of these options and warrants, at prices ranging currently from approximately $0.50 to $49.00 per share, represent approximately 9% of our total outstanding stock on a fully diluted basis using the treasury stock method. Associated with the strategic transaction we closed in September 2009, we issued a total of 23,720,916 shares of Series D Preferred Stock which may convert, at the holders’ option, to an equal number of common stock. In addition, we issued warrants to purchase 28,755,791 shares of common stock at per share exercisable at the holders’ option. Unrelated to the Series D Preferred Stock transaction, we issued warrants to purchase an additional 1,030,833 shares of common stock in 2009. The Company has a total of 29,023,649 warrants outstanding, with exercise prices from $0.50 to $9.87.

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

Although our common stock is currently traded on the Nasdaq Stock Market, we received a notice from Nasdaq that our common stock is not currently in compliance with the requirements of Nasdaq for continued listing which requires a minimum bid price of $1.00 per share. We have 180 days from the date of notification to regain compliance and may be eligible at the end of that period for an additional 180 days to regain compliance. Even if we regain compliance, an active trading market in our stock has been limited. Accordingly, you may not be able to sell your shares when you want or at the price you want.

We do not expect to pay any cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Accordingly, our common stock shareholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the only way to realize any future gains on an investment in our common stock. Investors seeking cash dividends should not purchase our common stock.

If our CEO leaves the Company, additional warrants will be issued, which may further dilute the ownership percentage of the holders of the Company's Common Stock

If D. Jonathan Merriman ceases to serve as Chief Executive Officer of the Company prior to August 27, 2012, the Company agreed in connection with the issuance of the Series D Convertible Preferred Stock to issue additional warrants (the “Merriman Warrants”) to the holders of the Series D Preferred Stock to purchase shares of the Company’s Common Stock.  The Merriman Warrants would be exercisable for a total of 23,720,916 shares of Common Stock, with an exercise price of $0.65 per share and a term of five years.  Exercise of the Merriman Warrants would dilute the ownership percentage of existing holders of Common Stock.  If Mr. Merriman dies, is terminated without “Cause” or resigns with “Good Reason,” these warrants will not be issuable.  “Cause” and “Good Reason” are defined in the Investors Rights Agreement entered into in connection with the issuance of the Series D Preferred Stock, which was filed as Exhibit 10.48 to the Company’s Amended Current Report on Form 8-K/A on September 2, 2009.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2009, all of our real estate properties are leased. Our principal executive offices are located in San Francisco, California. We lease additional offices to support our business activities. These offices are located in New York, NY. We believe the facilities we are now using are adequate and suitable for business requirements.

In January 2009, we sold the assets related to Panel Intelligence, the subsidiary which occupied the Cambridge, MA facilities.  As part of the sale, we subleased the office space to the new acquiring entity but we remain as the lessee on the rental contract.

Item 3. Legal Proceedings

Settlement with the Securities and Exchange Commission

On November 10, 2009, the Securities and Exchange Commission (“SEC”) issued an Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 15(b) and 21(c) of the Securities and Exchange Act of 1934, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order as to MCF, D. Jonathan Merriman, and Christopher Aguilar (the “Order”). The Order was issued in connection with the conduct of a former broker of the Company, Cacchione, from approximately March 2006 to April 2008 for violation of the anti-fraud provisions of the federal securities laws. Cacchione was fired in May 2008, shortly after the underlying facts became known.

The Order censures and imposes sanctions for the failure of MCF to reasonably supervise Cacchione with a view toward preventing future violations arising out of his disseminating confidential customer information to third parties and executing unauthorized orders for certain customers. Pursuant to the Order, MCF paid a penalty of $100,000 and hired an Independent Consultant to review and make recommendations as needed to MCF’s written policies and procedures relating to the supervision of registered representatives.

The Order also imposes sanctions on D. Jonathan Merriman, MCF’s former CEO and current CEO of Merriman Curhan Ford Group, Inc., the Company’s parent; and Christopher Aguilar, MCF’s former Chief Compliance Officer; for failure to adequately supervise Cacchione. Pursuant to the Order, Mr. Merriman paid a penalty of $75,000 and Mr. Aguilar must pay a penalty of $40,000. Both individuals are also suspended from acting in a supervisory capacity for any broker or dealer for a period of twelve months from the date of the Order.

The Order makes no finding or allegation of any fraudulent activity involving anyone in MCF other than Cacchione. MCF, Mr. Merriman, and Mr. Aguilar cooperated fully with the SEC’s investigation and consented to the SEC’s Order without admitting or denying the findings.

Del Biaggio/Cacchione Matters

A number of lawsuits have been filed against MCF in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and Cacchione, a former retail broker of MCF. Del Biaggio and Cacchione pleaded guilty to securities fraud and were sentenced to prison terms of 97 and 60 months, respectively.

The claims filed against the Company by DGB Investments, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank in an aggregate amount of $43,577,000 related to the fraud were settled as of September 8, 2009. The amount for which the claims were settled was $4,300,000, the issuance of 5-year warrants to buy 1,538,461 shares of the Company’s common stock at $0.65 each, and the assignment of certain rights to collect potential insurance payments from the Company’s insurers.

On February 12, 2010, the Company and MCF settled with the insurers collecting an aggregate amount of $5,750,000. The Company was allocated $325,000, less expenses, of the settlement. The balance of the settlement amount was allocated to the litigants on a pro rata basis. As a result of these proceeds, the Company was obligated to issue 373,563 warrants to purchase shares of the Company’s common stock at a price of $0.87 per shares. The warrant expense was accrued as of December 31, 2009. (See Note 21, “Subsequent Events.”)

There are additional lawsuits related to the fraud that the Company has elected not to settle. We intend to defend vigorously each case, other than matters we describe as having been settled. Although there can be no assurance as to the ultimate outcome, the Company generally believes it has meritorious defenses and denies liability in all litigation pending against it, including the matters described below. In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies which are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. In the matters described below, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters.

Don Arata, et al. v. Merriman Curhan Ford & Co.

In July 2008, MCF and the Company were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MCF and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MCF and the Company responded to the amended consolidated complaint in June 2009 denying all liability. We believe that MCF and the Company have meritorious defenses and intend to contest these claims vigorously. (The previously disclosed Davis, Cook, and Bachelor cases now are part of the consolidated cases.)

David Hengehold v. Merriman Curhan Ford & Co.

In June 2008, the Company and MCF were served with a complaint filed in San Mateo County, California Superior Court by David Hengehold. Plaintiff alleges fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit seeks damages of over $500,000. We believe that the Company has meritorious defenses and intends to contest this claim vigorously.

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio, alleging that MCF entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender. The account pledged was in the name of Del Biaggio. Plaintiff brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge. Plaintiff alleges damages in the amount of $1.75 million. After ensuring that the proper clearance had been obtained from the court in Del Biaggio's bankruptcy case, MCF turned over the pledged collateral to Plaintiff United American Bank, performing its obligation under the account control agreement. MCF then demanded that it be dismissed from the action, and is continuing to follow up that demand. We believe that MCF has little or no remaining exposure in this matter and intends to contest this claim vigorously.

The Private Bank of the Peninsula v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by The Private Bank of the Peninsula. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $916,666.65. We believe that MCF has meritorious defenses and intends to contest this claim vigorously.

Pacific Capital Bank v. Merriman Curhan Ford & Co.

In October 2008, MCF was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $1.84 million. We believe that MCF has meritorious defenses and intends to contest this claim vigorously.

Gary Thornhill, et al. v. Merriman Curhan Ford & Co.

In May 2009, a complaint was filed in the San Francisco County Superior Court by Gary Thornhill and several related family members and entities, naming as defendants the Company and MCF. The complaint alleges, , among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of $230,000. We believe that MCF has meritorious defenses and intend to contest these claims vigorously. (This case was consolidated with the Arata case disclosed above on February 5, 2010. See Note 21, “Subsequent Events.”)

Irving Bronstein et al. v. Merriman Curhan Ford & Co.

In early 2009, MCF and D. Jonathan Merriman were served with a FINRA arbitration claim filed by Irving Bronstein and several related family members and entities. Claimants allege, among other things, that MCF benefited from the sale of a particular security it held at the expense of its customers, including the claimants, and fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with allegedly fraudulent investments and MCF’s failure to discover and stop the fraud. This case was settled on March 1, 2010. (See Note 21, “Subsequent Events”).

John Zarich v. Merriman Curhan Ford & Co.

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MCF. The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MCF held a position. It further alleges that Cacchione convinced Zarich not to sell the shares when the stock’s price fell. The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008. We believe that MCF has meritorious defenses and intends to contest this claim vigorously.

Demand by Shelly Schaffer to Merriman Curhan Ford & Co. for Payment of Attorneys’ Fees

On April 24, 2009, former Vice President of Client Services, Shelly Schaffer, through her attorney, Robert Shartsis, made a written demand for payment of attorneys’ fees for Ms. Schaffer’s defense in a civil action by the Securities and Exchange Commission. Ms. Schaffer, who was hired by MCF on May 25, 2006, retained Mr. Shartsis to respond to an SEC Enforcement action in which it is alleged that Ms. Schaffer violated the antifraud provisions of federal securities laws and applicable regulations. Ms. Schaffer worked for Cacchione prior to their coming to MCF. MCF has denied Ms. Schaffer’s requests for payment of her attorneys’ fees on the grounds that the accusations against her concern activities that were outside the course and scope of her employment. Ms. Schaffer’s attorneys are demanding payment of their fees from MCF in a total amount of approximately $150,000. We believe that MCF has meritorious defenses and intends to contest the claims vigorously.

Other Litigation

There have been a number of legal cases that are unrelated to the Del Biaggio/Cacchione matters. These are as follows:

Spare Backup Inc. v. Merriman Curhan Ford & Co.

In April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc. (“Spare Backup”). MCF was able to close a round of bridge financing in June 2008. MCF was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to MCF. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. The arbitration date has been set for March 22, 2010.

Joy Ann Fell v. Merriman Curhan Ford & Co.

In November 2008, MCF received a demand letter from a former employee, Joy Ann Fell. In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleges claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. We believe that MCF has meritorious defenses and intends to contest this claim vigorously. MCF has responded to the claim and the parties have propounded, but not responded to, written discovery. The parties and FINRA have jointly selected an arbitration panel of three New York-based arbitrators: Aaron Tyk, Caryl D. Feldman, and Beth Bird Pocker.

Wesley Rusch v. Merriman Curhan Ford & Co.

In October 2008, MCF was served with a claim in FINRA Arbitration by Wesley Rusch. Mr. Rusch is a former at-will employee of MCF and worked in the compliance department. Mr. Rusch was terminated by MCF in July 2007. Mr. Rusch alleges theories of discrimination and lack of cause for termination. Mr. Rusch filed a Statement of Claim seeking damages of over $1 million. We contested this claim at the arbitration before a FINRA arbitration panel in March 2009 which resulted in a decision in our favor in July 2009. Mr. Rusch requested that the San Francisco Superior Court vacate the decision, and we requested that it be confirmed.

Peter Marcil v. Merriman Curhan Ford & Co.

In January 2009, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MCF and worked in the investment banking department. Mr. Marcil resigned from MCF in March of 2007. Mr. Marcil alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim. MCF has not replied to the claim and an arbitration hearing date has not been set. The parties participated in a mediation with San Francisco Attorney/Mediator Mark Rudy on September 14, 2009 and have agreed to continue settlement negotiations. We believe that MCF has meritorious defenses and it intends to contest this claim vigorously. However, in the event that MCF does not prevail, based upon the facts as we know them to date, we do not believe that the outcome will have a material effect on our financial position, financial results or cash flows.

Dow Corning Corporation vs. Merriman Curhan Ford & Co.

In late July and early August 2009, counsel for Dow Corning Corporation (DCC) indicated in correspondence and communications that DCC may have some type of claim against MCF in connection with its purchases of auction rate securities through MCF’s ICD Division. Counsel would not furnish any specifics about the purported claim or any purported damages, but requested an agreement tolling any applicable statute of limitations to allow the parties to undertake “settlement discussions.” MCF, Institutional Cash Distributors, LLC and certain representatives of MCF’s ICD Division entered into such a tolling agreement with DCC for a period of 60 days, which was extended for a further 60 days. MCF’s ICD Division has refused to extend the tolling agreement further. No claim has been filed. Accordingly, MCF is not aware of the basis of any purported claim.

Merriman Curhan Ford & Co. and Merriman Curhan Ford Group, Inc. v. XL Specialty Insurance Company

On January 14, 2009, MCF and the Company (collectively “MCF”) filed a civil action in the Superior Court for Los Angeles County (the “Coverage Lawsuit”) against its directors’ and officers’ liability insurer, XL Specialty Insurance Company (XL Specialty). In the Coverage Lawsuit, MCF had asserted claims for breach of contract, tortious breach of contract, and declaratory relief, alleging that XL Specialty wrongfully denied coverage for various ongoing third-party claims and government investigations. This case was settled on February 12, 2010. (Please see Note 21, “Subsequent Events.”)

Midsummer Investment, Ltd., v. Merriman Curhan Ford Group, Inc.

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by the Company to them, and that the Company refused to honor an exercise of that warrant. The Company believes that Midsummer is not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment. We believe that the Company has meritorious defenses and intends to contest this claim vigorously.

The Company and MCF deny any liability and are vigorously contesting these lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably or does not believe that the cases will result in unfavorable outcomes and accordingly, management has not provided an accrual for these lawsuits and arbitrations.

Based on the facts presently known, the Company does not believe the outcome of these proceedings will have a material adverse effect on its financial condition.

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

	High	Low

2009
Fourth Quarter	$1.63	$0.67
Third Quarter	1.80	0.38
Second Quarter	0.62	0.30
First Quarter	0.65	0.24

2008
Fourth Quarter	$1.02	$0.40
Third Quarter	1.57	0.93
Second Quarter	4.10	1.19
First Quarter	5.94	3.91

The closing sale price for the common stock on March 15, 2010 was $0.86 The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A - “Risk Factors.”

According to the records of our transfer agent, we had 638 stockholders of record as of December 31, 2009. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2009.

			Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available
	Upon	Exercise	For Future
	Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Warrants	Warrants	Plans

Equity compensation plans approved by stockholders:
1999 Stock Option Plan (expired 12/30/08)	65,865	$4.47	-
2000 Stock Option and Incentive Plan (expired 2/28/10)	365,797	$1.29	206,753
2001 Stock Option and Incentive Plan	443,243	$0.80	50,032
2003 Stock Option and Incentive Plan	3,644,879	$1.03	345,025
2009 Stock Incentive Plan	4,945,000	$1.16	3,011,462
2006 Directors’ Stock Option and Incentive Plan	98,838	$0.43	5,069
2002 Employee Stock Purchase Plan	-	$-	-
Equity compensation not approved by stockholders	25,001	$49.00	-

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of NetAmerica.com Corporation (now known as Merriman Curhan Ford Group, Inc.) in 1999 and a Non-Qualified option plan approved by the Board of Directors in 2004 that is consistent with the exchange guidelines at the time of listing.

Recent Sale of Unregistered Securities

On September 8, 2009, the Company closed on the sale and purchase of approximately 23,721,000 shares of Series D Preferred Stock at $0.43 per share, together with warrants to purchase an additional 23,721,000 shares of the Company’s common stock at $0.65 per share pursuant to a Series D Preferred Stock Purchase Agreement (the “Series D Financing”). The investor group included approximately fifty individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors. The Series D Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended. Cash consideration was deposited into escrow. Each share of Series D Preferred Stock is convertible into one share of Common Stock of the Company. The Series D Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included in Part II, Item 8 to this Annual Report on Form 10-K.

	2009	2008	2007	2006	2005

Statement of operations data:
Revenue	$49,263,042	$36,567,836	$83,748,265	$51,818,638	$43,184,315
Operating expenses	62,842,395	62,979,424	70,701,900	58,315,930	44,912,772

Operating (loss) income	(13,579,353)	(26,411,588)	13,046,365	(6,497,292)	(1,728,457)

Loss on retirement of convertible notes payable (1)	-	-	-	(1,348,805)	-
Other income	2,000,000	-	-	-	-
Change in warrant liability	6,910,656	-	-	-	-
Interest income	15,658	375,949	461,491	484,909	446,273
Interest expense	(1,341,753)	(72,304)	(134,868)	(535,014)	(76,103)
Income tax benefit (expense)	627,923	1,635,214	(2,462,165)	-	(142,425)

(Loss) income from continuing operations	(5,366,869)	(24,472,729)	10,910,823	(7,896,202)	(1,500,712)
Loss from discontinued operations	(94,894)	(5,801,076)	(1,587,788)	(324,213)	(13,731)

Net (loss) income	$(5,461,763)	$(30,273,805)	$9,323,035	$(8,220,415)	$(1,514,443)

Basic (loss) income from continuing operations	$(0.42)	$(1.95)	$0.95	$(0.79)	$(0.16)
Diluted (loss) income from continuing operations	$(0.42)	$(1.95)	$0.86	$(0.79)	$(0.16)

Statement of financial condition data:
Cash and cash equivalents	$5,656,750	$6,358,128	$31,653,657	$13,746,590	$11,138,923
Marketable securities owned	4,728,940	4,622,577	14,115,022	7,492,914	8,627,543
Total assets	16,123,741	18,865,590	64,573,331	30,498,213	27,694,413
Capital lease obligations	397,958	923,683	721,380	1,292,378	883,993
Notes payable, net	-	-	238,989	325,650	408,513
Stockholders’ equity	8,016,828	7,715,201	34,806,048	16,215,020	18,403,001

(1)
In December 2006, Merriman Curhan Ford Group, Inc. repaid the $7.5 million variable rate secured convertible note, issued to Midsummer Investment, Ltd., or Midsummer, in March 2006. Midsummer retained the stock warrant to purchase 267,858 shares of our common stock. The loss on repayment of the convertible note consists of the write-off of the unamortized discount related to the stock warrant, as well as the write-off of the unamortized debt issuance costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto in Part II, Item 8 to this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations. Actual results and the timing of events may differ significantly from those projected in forward- looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” of this Annual Report on Form 10-K.

Overview

Merriman Curhan Ford Group, Inc. (formerly MCF Corporation) is a financial services company that provides investment banking, capital markets services, corporate and venture services, and investment banking through its primary operating wholly-owned subsidiary, MCF.

MCF is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to become a leader in the researching, advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are attempting to gain market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients. MCF is registered with the Securities and Exchange Commission (“SEC”) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”), and the Securities Investor Protection Corporation (“SIPC”).

We acquired Panel Intelligence, LLC (formerly MedPanel, Inc.) (“Panel”) in April 2007. It offers custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel provides greater access, compliance, insights and productivity to clients in the health care, CleanTech and financial industries. In January 2009, the majority of the assets of Panel were sold to an investor group that included certain members of its management team. We decided to sell the assets in order to reduce our costs and to refocus on our core investment banking and broker-dealer services. For financial reporting purposes, we have listed the operations of the business as “discontinued operations.”

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital. The assets being sold include the Company’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records. As of December 31, 2009, the Company determined that the discontinued operations criteria in ASC Topic 205, Discontinued Operations, had not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as Other Income for the year ended December 31, 2009.

To assist in the transition of operations to the new owners, the Company is providing substantial services to ICD, including collecting its revenues. Under guidance provided in ASC Subtopic 605-45, “Principal Agent Considerations,” the Company records ICD’s revenues and expenses at gross levels. In 2010, the Company expects to no longer provide such services and will no longer record ICD revenues.

MCF Asset Management, LLC manages absolute return investment products for institutional and high-net worth clients. We are the sub-advisor for the MCF Focus fund. In an effort to refocus the holding company back to its core investment banking and broker-dealers services and to reduce expenses, management decided to liquidate the funds under management and returning investments to the investors. As of December 31, 2009, we have liquidated all but an immaterial amount of illiquid assets which we are distributing to investors in the Focus fund.

We were formerly known as Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., a Delaware corporation organized on May 6, 1987. Our common stock was listed on the American Stock Exchange in July 2000 and was listed on Nasdaq in February 2008, where it currently trades under the symbol “MERR.” Our corporate office is located in San Francisco, California.

Prior to 2002, we were engaged in the creation of liquid marketplaces for bandwidth and other telecommunications products, as well as providing trading strategies in the futures and derivatives markets. This prior business experienced significant net losses that resulted in an accumulated deficit of $87,731,000 as of December 31, 2001.

In December 2001, we acquired Instream Securities, Inc. and later changed the name of the entity to RTX Securities Corporation, then to MCF. We formed MCF Asset Management, LLC in January 2004, MCF Wealth Management, LLC in January 2005, and acquired Panel Intelligence, LLC in April 2007 as wholly owned subsidiaries. Panel Intelligence, LLC is accounted for as discontinued operations in these consolidated financial statements for the years ended December 31, 2009 and 2008.

In 2008 and 2009, we aggressively reduced our cost structure by exiting businesses and eliminating positions which were not essential to generate revenues. We also examined all our expenses and eliminated those deemed to be unessential. We settled all the legal cases we believed were the most threatening. Going into 2010, we believe our current funds are sufficient to enable us to meet our planned expenditures through at least January 1, 2011. If anticipated operating results are not achieved, we intend and we believe we have the ability to delay or reduce expenditures, if not to raise additional financing. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Executive Summary

In 2009, following the sale of ICD assets, management determined that it would be useful to view the Company’s financial results without ICD’s sizable revenues and expenses. Management’s focus is on operating results, excluding ICD revenues and expenses (which essentially net to zero after signing the asset purchase agreement in January 2009), unrealized gains and losses, and legal expenses related to the Del Biaggio/Cacchione matters. In the Form 10-Q for the three months ended September 30, 2009, we began presenting our operating results excluding these items, which are not according to generally accepted accounting principles (non-GAAP). We also present a reconciliation of these non-GAAP results to our GAAP-based financial results. Management uses the non-GAAP (“pro-forma”) results in addition to GAAP results in its analyses of the business.

Our revenue increased 35% during 2009 to $49,263,000, attributable to increased brokerage revenue related to ICD, a business we sold in January 2009. On a pro-forma basis, our revenue declined by 35% during the same period. Including discontinued operations, net loss in 2009 was $5,462,000, or $0.43 per diluted share, compared to $30,274,000, or $2.41 per diluted share, during 2008.

We were able to remove significant costs beginning the second half of 2008 and into 2009, particularly with regards to our legal expenses as we reached settlements with a selected group of litigants and with the SEC. We instituted aggressive plans to reduce our operating costs and focus our business back to our core offerings. In addition, management took steps to eliminate non-core businesses such as Panel and MCF Asset Management LLC that had consumed a large portion of our operating cash flow. Our focus in 2009 was to build on our core businesses, aided by a recovery in the broad financial markets beginning in the Spring of 2009.

Investment Banking – The investment banking team had an unfavorable year with a decrease in revenue of 37% in 2009. In 2009, we closed 27 corporate financing and strategic advisory transactions during the year with lower average transaction fees compared to 20 corporate financing and strategic advisory transactions in 2008. As a percentage of total revenue, on a pro-forma basis, Investment Banking’s contribution was 32% in 2009 compared to 33% in 2008. Throughout 2008 and the first half of 2009, the new issue market was largely closed.

Principal Transactions – Principal transactions produced a loss of $22,000 in 2009 compared to a loss of $9,040,000 during 2008. The 2008 loss was largely driven by a decline in the fair value of the Proprietary and Investment accounts. Principal transactions revenue consists of four different activities: customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

We will from time to time take significant positions in fast-growing companies that we feel are undervalued in the market place. We believe that our window into these opportunities, due to the types of companies we research, offers us a significant competitive advantage.

Commissions – Commissions revenue from brokering equity securities to institutional investors increased by 19% to $40,180,000 from $33,679,000 in 2008 attributable to increased ICD business. On a pro-forma basis, commissions revenue declined by 45% to $12,391,000 from $22,385,000 due to adverse market conditions. This business continues to face increasing challenges, including the proliferation of electronic communications networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals. We believe that we can grow our institutional brokerage revenue by producing differentiated equity research on relatively undiscovered, fast-growing companies within our selected growth sectors and providing this research to small and mid-sized traditional and alternative investment managers for whom these companies comprise an important part of their investment portfolios.

Institutional Cash Distributors (ICD) – ICD is a broker of money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. Companies using ICD’s services receive access to over 40 fund families through ICD’s one-stop process that includes one application, one wire and one statement that consolidates reporting regardless of the number of funds utilized. ICD is a division of MCF. In January 2009, we sold our ICD assets to three of our employees. We expect we will no longer benefit from these revenues when ICD obtains its broker-dealer license in 2010. We will then cease to provide services to them, including collection of their revenues.

Primary Research – We closed the acquisition of MedPanel, Inc. in April 2007, renamed it Panel Intelligence, LLP (“Panel”) and began offering custom and published primary research to biotechnology, pharmaceutical and medical device industry clients, as well as institutional investment companies for a subscription fee. In January 2009, we sold the assets related to Panel in order to focus on our core investment banking and broker-dealer businesses and to reduce expenses. The primary research revenues and expenses were classified as discontinued operations in our consolidated statements of operations for the year ending December 31, 2008 and certain Panel assets and liabilities were reclassified to assets and liabilities held for sale in the consolidated statements of financial condition at December 31, 2008.

OTCQX Advisory – During 2007, MCF began offering services to sponsor companies on the Domestic and International OTCQX markets. This new service offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. MCF was the first U.S. investment bank to achieve DAD and PAL designations.

Employees – We began 2009 with 128 employees after reducing our headcount by 36% in 2008. After the sale of Panel assets, we reduced our headcount further to 89 employees. We have since strategically hired staff and increased our headcount to 94 employees at December 31, 2009. Our headcount will be further reduced when ICD obtains its broker-dealer license and we no longer provide services, including serve as an employer to its staff, expected for 2010. We expect that we will maintain headcount below 100 people during 2010, though as always, these hiring decisions may be impacted by our actual financial results and the overall capital markets environment.

Business Development – We continued to invest in areas of our business that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast-growing companies to institutional investors, marketing, travel and other business development activities. Our operating expenses in 2009 were slightly lower than in 2008 primarily due to cost cutting measures we implemented.

Business Environment

Equity indices rose sharply in 2009 for the biggest annual gain since 2003, and some commodities, such as copper, headed for their best rally in at least a decade after China pledged to maintain policies that helped pull the world market from recession.

Stocks worldwide have risen the most since 2003 this year on dramatically increased liquidity conditions, with interest rates near zero and increased government spending which may sustain the recovery from the first global recession since World War II. The MSCI World Index plunged 42% in 2008, the most in its 40-year history, hurt by the collapse of the subprime-mortgage market in the U.S. and the bankruptcy of Lehman Brothers Holdings Inc.

The Dow bottomed in March 2009 at 6,547, with the dollar at 1.2607 Euro and oil at $47. The biggest dynamics in the sharp recovery were extremely aggressive easing by China, which drove a significant commodity rally that carried over to the global equity markets. The U.S. government also instituted extremely aggressive liquidity measures which had a powerful impact on all U.S. indices.

At year end, the stimulus policies had not carried over into the small business lending arena or employment. U.S. unemployment remained near its highs, and banks were reluctant to lend, dampening the “real” recovery. The financing markets were very muted despite the impressive stock market rally, with only 49 IPO transactions being completed in 2009, the second lowest annual total volume on record. Small business creation and sustainability remained the primary problem in the 2009 economy. Until small business, which supplies the true engine of U.S. economic growth, comes back, prospects for better employment performance remain low.

Results of Operations

In evaluating our financial performance, management reviews results from operations excluding non-operating revenues and expenses. Such pro-forma results are non-GAAP (Generally Accepted Accounting Principles) performance measures, but we believe it is useful to assist investors in gaining an understanding of the trends and results of our core business. Pro-forma results should be viewed in addition to, not instead of, our reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented.

	Three Months Ended December 31,
	2009				2008
	As Reported	Less ICD	Less Other	Pro-Forma	As Reported	Less ICD	Less Other	Pro-Forma

Revenue:
Commissions	$11,287,720	$7,714,682	$-	$3,573,038	$9,325,010	$4,132,373	$-	$5,192,637
Principal transactions	109,318	(685)	(815,183)	925,186	(3,759,668)	-	(1,669,516)	(2,090,152)
Investment banking	1,824,596	-	-	1,824,596	2,008,788	-	-	2,008,788
Advisory and other fees	250,116	-	-	250,116	90,267	-	-	90,267

Total revenue	13,471,750	7,713,997	(815,183)	6,572,936	7,664,397	4,132,373	(1,669,516)	5,201,540

Operating expenses:
Compensation and benefits	12,045,620	6,979,109	-	5,066,511	5,465,311	2,535,574	-	2,929,737
Brokerage and clearing fees	202,905	16,923	-	185,982	999,305	39,355	-	959,950
Professional services	718,928	210,286	-	508,642	1,980,129	35,420	1,172,607	772,102
Occupancy and equipment	531,386	12,672	-	518,714	702,839	21,702	-	681,137
Communications and technology	921,192	195,869	-	725,323	1,206,302	213,324	-	992,978
Depreciation and amortization	104,816	-	-	104,816	168,717	-	-	168,717
Travel and entertainment	448,267	147,744	-	300,523	393,113	174,152	-	218,961
Legal and litigation settlement expense	1,140,860	-	717,089	423,771	-	-	-	-
Other expenses	694,661	115,337	-	579,324	1,114,028	29,706	-	1,084,322

Total operating expenses	16,808,635	7,677,940	717,089	8,413,606	12,029,744	3,049,233	1,172,607	7,807,904

Operating income/(loss)	$(3,336,885)	$36,057	$(1,532,272)	$(1,840,670)	$(4,365,347)	$1,083,140	$(2,842,123)	$(2,606,364)

	Year Ended December 31,
	2009				2008
	As Reported	Less ICD	Less Other	Pro-Forma	As Reported	Less ICD	Less Other	Pro-Forma

Revenue:
Commissions	$40,180,288	$27,789,003	$-	$12,391,285	$33,678,706	$11,293,429	$-	$22,385,277
Principal transactions	(21,702)	(2,973)	(1,295,475)	1,276,746	(9,040,218)	-	(9,774,573)	734,355
Investment banking	7,236,059	-	-	7,236,059	11,432,454	-	-	11,432,454
Advisory and other fees	1,868,397	-	-	1,868,397	496,894	-	-	496,894

Total revenue	49,263,042	27,786,030	(1,295,475)	22,772,487	36,567,836	11,293,429	(9,774,573)	35,048,980

Operating expenses:
Compensation and benefits	41,733,106	25,499,105	-	16,234,001	36,670,457	7,489,738	-	29,180,719
Brokerage and clearing fees	994,312	62,652	-	931,660	3,042,133	101,898	-	2,940,235
Professional services	2,514,224	307,283	-	2,206,941	9,161,729	108,900	4,191,590	4,861,239
Occupancy and equipment	2,148,733	54,278	-	2,094,455	2,303,944	28,742	-	2,275,202
Communications and technology	3,364,171	573,709	-	2,790,462	3,762,954	456,501	-	3,306,453
Depreciation and amortization	477,729	-	-	477,729	705,883	-	-	705,883
Travel and entertainment	1,507,107	674,471	-	832,636	2,921,196	620,016	-	2,301,180
Legal and litigation settlement expense	7,776,918	-	7,707,548	69,370	-	-	-	-
Other expenses	2,326,095	404,678	-	1,921,417	4,411,128	147,583	-	4,263,545

Total operating expenses	62,842,395	27,576,176	7,707,548	27,558,671	62,979,424	8,953,378	4,191,590	49,834,456

Operating income/(loss)	$(13,579,353)	$209,854	$(9,003,023)	$(4,786,184)	$(26,411,588)	$2,340,051	$(13,966,163)	$(14,785,476)

Note – The column headed “Less Other” includes unrealized gains/losses in “Principal transactions” revenues, and legal and litigation settlement expense as related to the Del Biaggio/Cacchione matters in “Litigation settlement”.

Other than the tables immediately above, all other results in our Form 10-K and in the consolidated financial statements are prepared and displayed in accordance with U.S. GAAP.

The following table sets forth a summary of financial highlights for the two years ended December 31, 2009:

	2009	2008

Revenue:
Commissions	$40,180,288	$33,678,706
Principal transactions	(21,702)	(9,040,218)
Investment banking	7,236,059	11,432,454
Advisory and other fees	1,868,397	496,894

Total revenue	49,263,042	36,567,836

Operating expenses:
Compensation and benefits	41,733,106	36,670,457
Brokerage and clearing fees	994,312	3,042,133
Professional services	2,514,225	9,161,729
Occupancy and equipment	2,148,733	2,303,944
Communications and technology	3,364,171	3,762,954
Depreciation and amortization	477,729	705,883
Travel and business development	1,507,107	2,921,196
Legal services and litigation settlement expense	7,776,917	-
Other	2,326,095	4,411,128

Total operating expenses	62,842,395	62,979,424

Operating loss	(13,579,353)	(26,411,588)
Other income	2,000,000	-
Change in warrant liability	6,910,656	-
Interest income	15,658	375,949
Interest expense	(1,341,753)	(72,304)

Loss from continuing operations before income taxes	(5,994,792)	(26,107,943)
Income tax benefit	627,923	1,635,214

Loss from continuing operations	(5,366,869)	(24,472,729)
Loss on discontinued operations	(94,894)	(5,801,076)

Net loss	$(5,461,763)	$(30,273,805)

Net loss attributable to common shareholders	$(10,720,565)	$(30,273,805)

Our revenue during 2009 increased by $12,695,000 or 35%, from 2008 attributable to ICD, a line of business we sold.  On a pro-forma basis, our revenues declined by $12,276,000, reflecting accentuated weaknesses in our brokerage and investment banking businesses, partially offset by greatly reduced losses in our principal transactions. Net loss for 2009 was $5,462,000 as compared to net loss of $30,274,000 during 2008.

Our net loss during the two years ended December 31, 2009 included the following selected non-cash items:

	2009	2008

Amortization of discounts on notes payable	$552,639	$2,584
Amortization of debt issuance costs	346,995	-
Amortization of beneficial conversion feature	180,639	-
Change in fair value of warrant liability	(6,820,567)	-
Non-cash legal settlement expense	1,230,953	-
Stock-based compensation	837,822	2,353,383
Reversal of FIN 48 liability	-	(1,838,743)
Amortization of intangible assets	-	466,142
Depreciation and amortization	488,339	828,598
Provision for uncollectible note payable	128,073	476,713

Total	$(3,055,107)	$2,288,677

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities during the two years ended December 31, 2009:

	2009	2008

Revenue:
Capital raising	$4,921,976	$9,031,592
Financial advisory	2,314,083	2,400,862

Total investment banking revenue	$7,236,059	$11,432,454

Transaction Volumes:
Public offerings:
Capital underwritten participations	$644,560,000	$182,780,000
Number of transactions	7	3
Private placements:
Capital raised	$98,588,481	$290,380,000
Number of transactions	12	13
Financial advisory:
Transaction amounts	$78,900,000	$82,600,000
Number of transactions	8	4

Our investment banking revenue amounted to $7,236,000, or 15% of our revenue, or 32% of our pro forma revenue, during 2009, representing a 37% decrease compared to $11,432,000 recognized in 2008. The decrease in revenue was driven by a reduction in capital raising transactions due to the unfavorable market conditions. Average fees per investment banking transaction decreased slightly to $268,000 in 2009 from $273,000 in 2008.

During the years ended December 31, 2009 and 2008, no single investment banking client accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	2009	2008

Revenue:
Commissions:
Institutional equities	$12,391,285	$22,385,277
Institutional Cash Distributors	27,789,003	11,293,429

Total commissions revenue	$40,180,288	$33,678,706

Principal transactions:
Customer principal transactions, proprietary trading and market making	$316,105	$(7,693,703)
Investment portfolio	(337,807)	(1,346,515)

Total principal transactions revenue	$(21,702)	$(9,040,218)

Equity research:
Publishing analysts	8	7
Companies covered	114	100
Transaction Volumes:
Number of shares traded	868,751,782	1,281,568,000
Number of active clients	324	491

Commissions amounted to $40,180,000, or 82%, of our revenue during 2009, representing a 19% increase over $33,679,000 recognized during 2008.  The growth in commissions revenue was attributed to higher assets brokered by our Institutional Cash Distributors group during 2009.  On a pro-forma basis, commissions revenue was $12,391,000, or 54%, of revenue during 2009, representing a 45% decrease from 2008 due to a decrease in average commissions per share and lower average daily trading volume.

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

On a pro-forma basis, principal transactions revenue was $1,277,000 in 2009 compared to $734,000 during 2008. Other components of principal transactions revenue during 2009 included principal trades for customers, realized and unrealized gains from our investment portfolio and trading gains from making markets in equity securities.

During the year ended December 31, 2009, no single brokerage customer accounted for more than 10% of our revenues.  During the year ended December 31, 2008, one brokerage customer accounted for more than 10% of our revenue.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes commissions, base salaries, discretionary bonuses and stock-based compensation. Commissions are typically paid to sales representatives based on their production.  Historically, these employees have not been eligible for discretionary bonuses. Investment banking, research, support and executives are salaried and may participate in the discretionary bonus plan. The bonus pool is funded based on a number of criteria including revenue production, profitability and other key metrics. However, the total bonuses pool is considered by management and the Board of Directors and can be adjusted at their discretion. Salaries, payroll taxes and employee benefits tend to vary based on title and overall headcount.

The following table sets forth the major components of our compensation and benefits for the three years ended December 31, 2009:

	2009	2008

Incentive compensation and discretionary bonuses	$31,273,090	$17,824,388
Salaries and wages	7,280,251	13,009,535
Stock-based compensation	837,822	2,353,383
Payroll taxes, benefits and other	2,341,943	3,483,151

Total compensation and benefits	$41,733,106	$36,670,457

Total compensation and benefits as a percentage of revenue	85%	100%
Cash compensation and benefits as a percentage of revenue	83%	94%

The increase in compensation and benefits expense of $5,063,000, or 14%, from 2008 to 2009 was due primarily to higher commissions paid to the ICD partners, reflecting higher ICD revenues.  On a pro-forma basis, compensation declined by about 44% due to lower headcount and lower incentive compensation which is directly correlated to revenue production. On a pro-forma basis, total compensation declined to 71% of total revenue in 2009 compared to 83% in 2008.  Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense.

Our headcount decreased from 198 as of January 1, 2008 to 128 at December 31, 2008, and decreased further to 94 at December 31, 2009, including about 12 employees of ICD who will be transitioned out of the Company when we cease to provide support services to ICD in 2010. No single sales professional accounted for more than 10% of our revenue in 2009.  Two single sales professionals each accounted for more than 10% of our revenue in 2008.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. MCF is a fully-disclosed broker-dealer, which has engaged a third-party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MCF and maintains the detailed customer records. Security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are almost entirely variable with commissions revenue and the volume of brokerage transactions. The decrease in brokerage and clearing fees of $2,048,000, or 67%, from 2008 to 2009 is a result of lower brokerage business and revenues.

Professional services expense includes accounting fees, expenses related to investment banking transactions and various consulting fees. The decrease of $6,648,000, or 73%, from 2008 to 2009 reflected lower legal fees in this expense category.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. Occupancy expense is largely fixed in nature while equipment expense tends to increase or decrease in direct relation to the number of employees we have. The decrease of $155,000, or 7%, from 2008 to 2009 on a pro-forma basis is due to a decline in purchase of equipment and the subletting of excess office space.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs.  The decrease of $399,000, or 11%, from 2008 to 2009 is a result of our efforts to reduce non revenue-generating costs.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of $228,000 or 32% is a result of fewer purchases of equipment and leasehold improvements, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by our investment bankers, travel costs for our research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors.  The decrease of $1,414,000, or 48%, from 2008 to 2009 is a result of our cost savings efforts, partially offset by increased sales efforts. Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until either the related revenue is recognized or we determine that the security offerings are unlikely to be completed.

Legal services and litigation settlement expenses were incurred in connection with our activities in 2009.  We concluded a number of legal cases by settlement.  We incurred expenses in the settlement and related to other outstanding legal cases.

The following expenses are included in other operating expenses for the two years ended December 31, 2009:

	2009	2008

Investor conferences	$93,245	$817,177
Recruiting	31,352	288,500
Public and investor relations	138,837	508,692
Provision for uncollectible accounts receivable	160,073	347,410
Insurance	466,329	450,872
Supplies	168,057	335,778
Dues and subscriptions	149,847	359,606
Other	1,118,355	1,303,093

Total other operating expenses	$2,326,095	$4,411,128

Reduced expenses in other operating expenses is a result of our cost savings efforts, partially offset by higher insurance expenses related to the Del Biaggio/Cacchione fraud we experienced.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on our Consolidated Statements of Financial Condition, although the outcome of such matters could be material to our operating results and cash flows for a particular future period, depending on, among other things, the level our revenues, income or cash flows for such period. We established appropriate legal reserves as of December 31, 2009.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions. The decrease of $360,000, or 96%, from 2008 to 2009 was due to changes in average interest earning assets and average interest rates during these periods.

Interest Expense

Interest expense for 2009 included $455,000 for interest expense and $886,000 for amortization of discounts while 2008 included $70,000 for interest expense and $2,500 for amortization of discounts.

Income Tax Expense

We recorded an income tax benefit of $628,000 and $1,635,000 in 2009 and 2008, respectively, resulting in an effective tax rate of 10% and 5% in 2009 and 2008, respectively. The effective tax rate differs from the statutory rate primarily due to the existence and utilization of net operating loss carryforwards which have been offset by a valuation allowance resulting in a tax provision equal to our expected current expense for the year. We historically have had current tax expense primarily related to alternative minimum, state and minimum tax liabilities.

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

The Company adopted ASC Topic 740, Income Taxes on January 1, 2007. As a result of the implementation of ASC 740, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. During 2008, the Company recognized $1,839,000 of unrecognized tax benefits previously established in 2007. Accordingly, there were no unrecognized tax benefits as of December 31, 2008. The Company has no unrecognized tax benefit liabilities for the year ended December 31, 2009. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

Discontinued Operations

On April 17, 2007, we acquired 100% of the outstanding common shares of MedPanel Corp. which we subsequently renamed Panel Intelligence, LLC and made into a subsidiary of the Merriman Curhan Ford Group, Inc. The results of Panel’s operations have been included in our consolidated financial statements since that date. As a result of the acquisition, we began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel’s proprietary methodology and vast network of medical experts.

We paid $6.1 million in common stock for Panel. The value of the 1,547,743 shares of common shares issued was determined based on the average market price of the our common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders were also entitled to additional consideration on the third anniversary from the closing which is based upon Panel achieving specific revenue and profitability milestones.

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business. Its sale would also generate capital necessary for our core business. We determined that the plan of sale criteria in ASC Topic 350, Intangibles – Goodwill and Other, and ASC Topic 360, Property, Plant, and Equipment, had been met. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell. As a result, an impairment loss in the amount of $1,937,000 was recorded for the period ended December 31, 2009 and is included in “Other expenses” in the table in Note 9, “Discontinued Operations.” In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Syndicate expenses related to securities offerings in which we act as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is presented net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate our share of transaction-related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which we receive the final settlement, typically 90 days following the closing of the transaction.

Merger and acquisition fees, and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of our company are recorded on a trade-date basis.

Primary research revenue is recognized on a proportional performance basis as services are provided. It is reported in our financial statements under captions labeled “Discontinued Operations.”

OTCQX revenue is recognized in two parts – Due Diligence and Listing Fees. Due Diligence Fees are recognized at its completion. The Listing Fees are pro-rated monthly from the time the end of the Due Diligence period until the end of the engagement term.

Fair Value of Financial Instruments

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), effective January 1, 2008. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Fair Value Measurement—Definition and Hierarchy

Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.  The valuation of these securities may require management estimates of some or all the inputs, including volatilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 6.

Stock-Based Compensation

We measure and recognize compensation expense based on estimated fair values for all share-based awards made to employees and directors, including stock options, restricted stock, and participation in our employee stock purchase plan. Share-based compensation expense recognized in our consolidated statement of operations for the two years ended December 31, 2009 includes compensation expense for share-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005.  Compensation expense for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method.

We estimate the fair value of stock options granted using the Black-Scholes option pricing model. This model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. We calculated the expected term using the Black-Scholes model with specific assumptions about the suboptimal exercise behavior, post-vesting termination rates and other relevant factors. The expected stock price volatility was determined using the historical volatility of our common stock. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Because share-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in inputs and assumptions used in our model, including forfeiture rates, can materially affect the measure of estimated fair value of our share-based compensation.

Change in Warrant Liabilities

Stock warrants to purchase the Company’s common stock issued to our investors and creditors are rights to purchase our common stock.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For the warrant derivative liabilities, we use the Black-Scholes valuation methodology or similar techniques.

On December 28, 2009, we received binding agreements from 100% of the holders of our warrants agreeing to amend the warrants to remove the ratchet provision which had triggered the derivative accounting giving rise to the warrant liability.  As of the date of amendment, the Company marked the warrant liability on its Consolidated Statements of Financial Condition to market value and reclassified the market value of $10,073,000 to additional paid-in capital. The change in warrant liability market value of $16,551,000 was recorded to change in fair value of warrant liability on the Consolidated Statements of Operations. We no longer account for the warrants as derivatives and no longer carry a warrant liability as of December 31, 2009 and all other future periods.  At December 31, 2009, the Company included $139,000 due to the warrant holders in accrued liabilities in consideration for the amendment.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

 Segment Reporting

The Company has determined that it has only one operating and reportable segment, MCF, for the purpose of making operating decisions and assessing performance, which comprised most of the Company’s consolidated total assets as of December 31, 2009 and consolidated total revenues for the year ended December 31, 2009.  In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to liquidate the funds under management by MCF Asset Management, LLC, which was no longer considered by management as an operating and reportable segment.   In January 2009, the Company sold its primary research business, Panel Intelligence, LLC, and has presented its results of operations as discontinued operations.

Goodwill and Intangible Assets

In accordance with ASC Topic 350, Intangibles – Goodwill and Others (“ASC 350”), indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.  When available, we use recent, comparable transactions to estimate the fair value of the respective reporting unit. We calculate an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, we use discounted cash flow scenarios to estimate the fair value of the reporting units.

The goodwill and intangible assets recorded were related to Panel assets and were classified as held for sale in our financial statements for the year ended December 31, 2008.  During 2008, we recorded impairments to goodwill and intangible assets in the amounts of $3,338,000 and $1,301,000, respectively.  At December 31, 2008, the assets held for sale included no remaining goodwill and $283,000 of intangible assets after impairment and depreciation.  During the year ended December 31, 2009, the Company sold Panel, hence, as of December 31, 2009, the Company did not have assets held for sale, goodwill or intangible assets reported on its balance sheets.

Liquidity and Capital Resources

As of December 31, 2009, liquid assets consisted primarily of cash and cash equivalents of $5,657,000 and marketable securities of $4,729,000, for a total of $10,386,000, which is $595,000 lower than $10,981,000 in liquid assets as of December 31, 2008.

Cash and cash equivalents decreased by $924,000 during 2009. Cash used in our operating activities for 2009 was $12,648,000 which primarily consists of our net loss of $5,462,000 adjusted for non-cash expenses, including unrealized loss on securities owned of $1,295,000 and noncash legal expenses of 1,231,000, offset by a change in warrant liability of $6,821,000, gain on sale of ICD of $2,000,000, increase in Securities owned and sold, but not purchased, the decrease in commissions and bonus payable of $946,000, the decrease of accrued liabilities of $1,629,000, net stock-based compensation of $838,000, depreciation and amortization of $488,000, and provision for doubtful accounts of $128,000. Cash provided by investing activities amounted to $2,694,000 during 2009 which reflects our sale of ICD for $2,000,000 and our sale of Panel for $703,000. Cash provided by our financing activities was $9,030,000. Our financing activities included strategic transactions which raised net proceeds of $8,808,000 on September 8, 2009 through the sale of Series D Convertible preferred stock, proceeds from convertible debt financing of $625,000 and proceeds from issuance of a bridge note of $500,000, partially offset by debt service payments of $637,000.

MCF, as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2009, MCF had regulatory net capital of $2,685,000, which exceeded the amount required by $2,369,000.

During the year ended December 31, 2009, the Company incurred a net loss of $5,462,000 and used $12,648,000 in net cash from operating activities.  At December 31, 2009, the Company had cash and cash equivalents of $5,657,000, marketable securities of $4,729,000 and receivables from clearing broker of $2,547,000.  The Company had liabilities of $8,107,000.  The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment.

In 2008 and 2009, we aggressively reduced our cost structure by exiting businesses and eliminating positions which were not essential to generate revenues.  We also examined all our expenses and eliminated those deemed to be unessential.  We settled all the legal cases we believed were the most threatening.  Going into 2010, we believe our current funds are sufficient to enable us to meet our planned expenditures through at least January 1, 2011.  If anticipated operating results are not achieved, we intend and we believe we have the ability to delay or reduce expenditures, if not to raise additional financing.  Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

Commitments

The following is a table summarizing our significant commitments as of December 31, 2009, consisting of non-cancellable payments under operating agreements and leases and capital leases with initial or remaining terms in excess of one year.

	Operating	Operating	Capital
	Commitments	Leases	Leases

2010	$632,424	$1,696,102	$268,853
2011	312,846	1,616,545	146,647
2012	100,080	1,096,230	-
2013	-	616,000	-
2014	-	-	-
Thereafter	-	-	-

Total commitments	1,045,350	5,024,877	415,500

Interest	-	-	(17,542)

Net commitments	$1,045,350	$5,024,877	$397,958

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the two years ended December 31, 2009. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

On July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”). The ASC does not alter current generally accepted accounting principles in the United States of America (“U.S. GAAP”), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

In January 1, 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  The adoption of the revised guidance related to derivatives and hedging resulted in classification of certain warrants issued during the quarter in connection with financing activities as derivative liabilities with mark to market accounting. See Note 5 for additional information regarding the accounting for the warrant liabilities.

In April 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 825, Financial Instruments (“ASC 825”), which requires public companies to include disclosures required for all financial instruments within the scope of ASC 825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

Also in April 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 820, which provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance does not have a significant impact on our financial position, results of operations, or cash flows.

We adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 (“ASC 855”), Subsequent Events, and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

ASC Topic 810, Consolidation (“ASC 810”), as amended in June 2009, is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact on our financial statements, if any, upon adoption.

In January 2010, the FASB amended ASC 820 to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

Related Party Transactions

Unsecured Promissory Notes

On June 30, 2009, we issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash.

Unsecured Debt

On July 29, 2009, Mr. D. Jonathan Merriman, the Company’s CEO, and Mr. Brock Ganeles, MCF’s Head of Brokerage, made short-term loans to the Company in the amounts of $200,000 and $300,000, respectively.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.  Mr. Ganeles’ loan was repaid on August 20, 2009.  The Company paid Mr. Ganeles interest in the amount of $9,403.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  The Company issued 10-year warrants to purchase 1,162,791 shares of the Company’s common stock at $0.65 per share to Mr. Chez in connection with this transaction.  Identical warrants were issued to purchase 581,395 shares of the Company’s common stock each to Messrs. Merriman and Coleman for the guarantee.

The Bridge Note was converted into the Series D Convertible Preferred Stock on September 8, 2009.  Subsequent to the Series D Transaction, Mr. Chez has joined the Company’s Board of Directors.

Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of the Company’s common stock at $0.65 per share.  The investor group constituted of 56 individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors.

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

 Three of the investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In addition, the Company’s CEO and CFO, along with 11 other executives and senior managers of MCF were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all 5 members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

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

Temporary Subordinated Loan

On January 22, 2010, the Company obtained subordinated loans amounting to an aggregate of $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both entities controlled by Douglas G. Bergeron. Mr. Bergeron is a member of the Parent’s Board of Directors. (For further information, please refer to Note 21, “Subsequent Events.”)

From time to time, officers and employees of the Company may invest in private placements, which the Company arranges and for which the Company charges investment banking fees.

The Company’s employees may, at times, provide certain services and supporting functions to its affiliate entities. The Company is not reimbursed for any costs related to providing those services.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in equity prices, interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative trading or any other purpose.

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading activities. These trading positions in individual equities and equity indices may be either long or short at any given time. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. The effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable and could be positive or negative, depending on the positions we hold at the time. We do not establish hedges in related securities or derivatives. From time to time, we also hold equity securities received as compensation for our services in investment banking transactions. These equity positions are always long; however, as the prices of individual equity securities do not necessarily move in tandem with the direction of the general equity market, the effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Merriman Curhan Ford Group, Inc.

We have audited the accompanying consolidated statement of financial condition of Merriman Curhan Ford Group, Inc. (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of the Company as of  December 31, 2008 were audited by other auditors whose report dated March 30, 2009 expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2010 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California March 18, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Merriman Curhan Ford Group, Inc.

We have audited the accompanying consolidated statements of financial condition of Merriman Curhan Ford Group, Inc. (the Company) as of December 31, 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merriman Curhan Ford Group, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring operating losses and is facing significant litigation as more fully described in the footnotes to the 2008 consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in the footnotes to the 2008 consolidated financial statements. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

San Francisco, California March 30, 2009

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	2009	2008

Revenue:
Commissions	$40,180,288	$33,678,706
Principal transactions	(21,702)	(9,040,218)
Investment banking	7,236,059	11,432,454
Advisory and other	1,868,397	496,894
Total revenue	49,263,042	36,567,836
Operating expenses:
Compensation and benefits	41,733,106	36,670,457
Brokerage and clearing fees	994,312	3,042,133
Professional services	2,514,225	9,161,729
Occupancy and equipment	2,148,733	2,303,944
Communications and technology	3,364,171	3,762,954
Depreciation and amortization	477,729	705,883
Travel and entertainment	1,507,107	2,921,196
Legal services and litigation settlement expense	7,776,917	-
Other	2,326,095	4,411,128
Total operating expenses	62,842,395	62,979,424
Operating loss	(13,579,353)	(26,411,588)
Other income	2,000,000	-
Change in warrant liability	6,910,656	-
Interest income	15,658	375,949
Interest expense	(1,341,753)	(72,304)
Loss from continuing operations before income taxes	(5,994,792)	(26,107,943)
Income tax benefit	627,923	1,635,214
Loss from continuing operations	(5,366,869)	(24,472,729)
Loss from discontinued operations	(94,894)	(5,801,076)
Net loss	(5,461,763)	(30,273,805)
Preferred stock deemed dividend	$(5,066,702)	$-
Preferred stock cash dividend	$(192,100)	$-
Net loss attributable to common shareholders	$(10,720,565)	$(30,273,805)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.42)	$(1.95)
Loss from discontinued operations	(0.01)	(0.46)
Net loss	$(0.43)	$(2.41)
Net loss attributable to common shareholders	$(0.84)	$(2.41)
Weighted average number of common shares:
Basic and diluted	12,693,648	12,550,872

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	2009	2008
Assets

Cash and cash equivalents	$5,656,750	$6,358,128
Securities owned:
Marketable, at fair value	4,728,940	4,622,577
Not readily marketable, at estimated fair value	272,463	366,061
Other	67,448	185,065
Restricted cash	1,072,086	1,131,182
Due from clearing broker	2,546,581	1,752,535
Accounts receivable, net	470,992	612,234
Prepaid expenses and other assets	801,946	619,759
Equipment and fixtures, net	506,535	1,260,011
Assets held for sale	-	1,958,038

Total assets	$16,123,741	$18,865,590

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$346,220	$712,591
Commissions and bonus payable	4,133,924	3,182,941
Accrued expenses	2,755,831	3,637,345
Due to clearing and other brokers	7,185	28,022
Securities sold, not yet purchased	161,461	903,217
Deferred revenue	304,334	709,691
Capital lease obligation	397,958	923,683
Liabilities held for sale	-	1,052,899

Total liabilities	8,106,913	11,150,389

Stockholders’ equity:
Convertible Preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of December 31, 2009 and 2008; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2009 and 2008; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2009 and 2008; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 23,720,916 shares outstanding as of December 31, 2009; and 0 shares authorized, issued and outstanding as of December 31, 2008; aggregate liquidation preference of $10,199,994 prior to conversion, and pari passu with common stock on conversion	2,372	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 12,988,073 and 12,756,656 shares issued and 12,786,496 and 12,730,218 shares outstanding as of December 31, 2009 and 2008, respectively	1,299	1,278
Additional paid-in capital	133,054,192	127,193,195
Treasury stock	(225,613)	(125,613)
Accumulated deficit	(124,815,422)	(119,353,659)

Total stockholders’ equity	8,016,828	7,715,201

Total liabilities and stockholders’ equity	$16,123,741	$18,865,590

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	-	-	12,310,886	$1,232	(26,438)	$(125,613)	$124,010,283	$(89,079,854)	$34,806,048

Net loss								(30,273,805)	(30,273,805)
Conversion of debt to common stock	-	-	142,858	14	-	-	199,986	-	200,000
Issuance of common stock for MedPanel acquisition	-	-	47,623	5	-	-	193,345	-	193,350
Issuance of common stock	-	-	52,938	5	-	-	95,298	-	95,303
Issuance of restricted common stock	-	-	79,265	8	-	-	(8)	-	-
Exercise of stock warrants	-	-	188,582	20	-	-	374,980	-	375,000
Common stock returned from restricted stock Shareholder	-	-	(65,496)	(6)	-	-	6	-	-
Tax benefits from employee stock option plans	-	-	-	-	-	-	(34,078)	-	(34,078)
Stock-based compensation	-	-	-	-	-	-	2,353,383	-	2,353,383

Balance at December 31, 2008	-	-	12,756,656	1,278	(26,438)	(125,613)	127,193,195	(119,353,659)	7,715,201

Net loss	-	-	-	-	-	-	-	(5,461,763)	(5,461,763)
Issuance of Series D Convertible Preferred Stock	23,720,916	2,372	-	-	-	-	-	-	2,372
Issuance of common stock for MedPanel acquisition	-	-	154,786	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(5,258,802)	-	(5,258,802)
Issuance of restricted common stock	-	-	76,631	21	-	-	83,359	-	83,380
Reclass of warrant liability	-	-	-	-	-	-	10,072,684	-	10,072,684
Issuance of warrant to board member	-	-	-	-	-	-	83,671	-	83,671
Issuance of warrant in connection with issuance of debt	-	-	-	-	-	-	386,278	-	386,278
Common stock returned from Panel Shareholder	-	-	-	-	(175,139)	(100,000)	-	-	(100,000)
Tax benefits from employee stock option plans	-	-	-	-	-	-	(176,964)	-	(176,964)
Stock-based compensation	-	-	-	-	-	-	670,771	-	670,771

Balance at December 31, 2009	23,720,916	$2,372	12,988,073	$1,299	(201,577)	$(225,613)	$133,054,192	$(124,815,422)	$8,016,828

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

Cash flows from operating activities:
Net loss	$(5,461,763)	$(30,273,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of ASC Topic 740 (formerly FIN 48) liability	-	(1,838,743)
Gain on sale of Institutional Cash Distributors	(2,000,000)	-
Depreciation and amortization	488,339	828,598
Stock-based compensation	837,822	2,353,383
Amortization of beneficial conversion feature	180,639	-
Tax benefits (expense) from employee stock option plans	(176,964)	(34,078)
Amortization of discounts on convertible notes payable	552,639	2,584
Amortization of debt issuance costs	346,995	-
Impairment of goodwill	-	3,338,016
Impairment of intangible assets	-	1,200,929
Impairment of securities	-	230,556
Change in value of warrant derivative liability	(6,910,656)	-
Amortization of intangible asset	-	466,142
Noncash legal settlement and fees	1,230,953	-
Noncash professional services	125,089	-
Loss on disposal of equipment and fixtures	285,069	2,921
Provision for uncollectible accounts receivable	128,073	820,417
Common stock received for services	(369,200)	(1,752,625)
Unrealized loss (gain) on securities owned	1,295,475	9,774,573
Changes in operating assets and liabilities:
Securities owned and sold, but not purchased	(1,563,179)	2,292,261
Restricted cash	59,096	(442,025)
Due from clearing broker	(794,046)	(501,089)
Accounts receivable	242,284	1,458,397
Prepaid expenses and other assets	119,067	910,840
Accounts payable	(559,727)	(18,166)
Commissions and bonus payable	945,770	(14,223,458)
Accrued liabilities	(1,629,010)	437,960
Due to clearing and other brokers	(20,837)	21,157
Net cash used in operating activities	(12,648,072)	(24,945,255)
Cash flows from investing activities:
Purchase of equipment and fixtures	(18,632)	(203,566)
Prodeeds from sale of equipment and fixtures	9,311	-
Sale of Panel Intelligence	925,858	-
Sale of Institutional Cash Distributors	2,000,000	-
Net cash provided by (used in) investing activities	2,916,537	(203,566)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	470,303
Convertible debt fundraising (related party)	625,000	-
Payment of convertible debt (related party)	(125,000)	-
Bridge note (related party)	500,000	-
Note payable (related party)	800,000	-
Payment of note payable (related party)	(800,000)	-
Proceeds from subordinated borrowings (related party)	1,328,614	-
Payment on subordinated borrowings (related party)	(1,328,614)	-
Issuance of preferred stock	8,808,256	-
Preferred stock dividend	(141,100)	-
Debt service principal payments	(636,999)	(702,663)
Net cash provided by (used in) financing activities	9,030,157	(232,360)
Decreases in cash and cash equivalents	(701,378)	(25,381,181)
Cash and cash equivalents at beginning of year	6,358,128	31,962,201
Cash and cash equivalents, assets held for sale	-	(222,892)
Cash and cash equivalents at end of year	$5,656,750	$6,358,128

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2009	2008

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$261,481	$79,941
Income taxes	$5,200	$565,959

Noncash investing and financing activities:
Reclass of warrant derivative upon amendment	$10,072,684	$-
Deemed dividend on Series D Convertible Preferred Stock	$5,066,702	$-
Stock received as part of Panel sale	$100,000	$-
Conversion of Note into Series D Convertible Preferred Stock	$1,060,717	$-
Conversion of legal settlement into Series D Convertible Preferred Stock	$296,027	$-
Conversion of legal services into Series D Convertible Preferred Stock	$35,000	$-
Conversion of note payable into common stock	$-	$200,000
Purchase of equipment and fixtures through capital lease	$-	$805,776
Issuance of common stock for MedPanel	$-	$193,350

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Merriman Curhan Ford Group, Inc. (formerly MCF Corporation) is a financial services holding company that provides investment banking, capital markets services, corporate and venture services, and investment banking through its primary operating subsidiary, Merriman Curhan Ford & Co. (“MCF”).  MCF is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. MCF is registered with the Securities and Exchange Commission as a broker-dealer and is a member of the Financial Industry Regulatory Authority and Securities Investor Protection Corporation.

Institutional Cash Distributors (“ICD”) is a division of MCF which brokers money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  In January 2009, we sold the primary assets related to ICD operations to a group of investors which included some of our employees.  To assist in the transition of operations to the new owners, we are providing substantial services to ICD, including collecting its revenues.  When ICD receives its broker-dealer license, we will no longer provide such services and record ICD revenues.

In January 2009, Merriman Curhan Ford Group, Inc. sold its primary research business, Panel Intelligence, LLC (“Panel”), and has presented its results of operations as discontinued operations in its consolidated financial statements for the years ended December 31, 2009 and 2008.  Panel offered primary research services to biotechnology, pharmaceutical, medical device, clean technology and financial services companies.

In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to begin the process of liquidating the funds under management by MCF Asset Management, LLC which is still consolidated in the accompanying financial statements as of and for the years ended December 31, 2009 and 2008.  MCF Asset Management, LLC managed absolute return investment products for institutional and high-net worth clients.

Merriman Curhan Ford Group, Inc., also referred to as the “Company”, formerly Ratexchange Corporation, NetAmerica.com Corporation and Venture World, Ltd., is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock was listed on the American Stock Exchange in July 2000 and was listed on Nasdaq in February 2008, where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, California.

The Company incurred substantial losses and negative cash flows from operations in 2009 and 2008.  The Company had net losses of $5,462,000 and $30,274,000 in 2009 and 2008, respectively, and negative operating cash flows of $12,648,000 and $24,945,000 for the same respective years.  As of December 31, 2009, the Company had a retained deficit of $124,815,000.  While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2011, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures, if not to raise additional financing.  Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Basis and Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  The preparation of U.S. GAAP financial statements requires management to make certain estimates, judgments, and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Under Accounting Standards Codification Topic 855, Subsequent Events, the Company has evaluated all subsequent events the date these consolidated financial statements were filed with the SEC.

For the purposes of presentation, dollar amounts displayed in these Notes to Financial Statements will be rounded to the nearest thousand.

Principles of Consolidation

As of December 31, 2009, Merriman Curhan Ford Group, Inc. wholly owned two active U.S. subsidiaries.  The subsidiaries MCF and MCF Asset Management, LLC have been consolidated in the accompanying consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company has determined that it has only one operating and reportable segment, MCF, for the purpose of making operating decisions and assessing performance, which comprised most of the Company’s consolidated total assets as of December 31, 2009 and consolidated total revenues for the year ended December 31, 2009.  In the fourth quarter of 2008, Merriman Curhan Ford Group, Inc. decided to liquidate the funds under management by MCF Asset Management, LLC, which was no longer considered by management as an operating and reportable segment.   In January 2009, the Company sold its primary research business, Panel Intelligence, LLC and has presented its results of operations as discontinued operations.

Advertising Costs

Advertising costs are expensed as incurred.  We recorded $139,000 and $465,000 for the years ended December 31, 2009 and 2008, respectively, for advertising costs.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Commissions and Principal Transactions Revenue

Commissions revenue includes revenue resulting from executing stock exchange-listed securities, over-the-counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in Nasdaq-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

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

Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is presented net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

Advisory and Other Revenue

Advisory and Other Revenues consist primarily of revenues generated by the OTCQX Advisory Services. In addition, immaterial amounts of revenue that do not conform to the types described above are also recorded as Other Revenues.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, restricted stock, and participation in the Company’s employee stock purchase plan. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s Consolidated Statements of Operations over the requisite service periods. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations includes compensation expense for stock-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all stock-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate stock-based compensation resulting from the issuance of options, restricted common stock, and warrants, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined based on temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2009 and 2008, because the addition of common shares and share equivalents that would be issued assuming exercise or conversion would be anti-dilutive.

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

Due From/To Clearing Broker

The Company clears all of its brokerage transactions through other broker-dealers on a fully disclosed basis. Due from clearing broker amount relates to the aforementioned transactions. The Company monitors the credit standing of the clearing organizations as deemed necessary.

Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statement of operations.   The securities owned are classified into “Marketable,” “Non-marketable,” and “Other.”  Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under Rule 144A or have some restriction on their sale whether or not a buyer is identified.  Other securities consist of investments accounted for under the equity method.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. Securities owned and securities sold, not yet purchased are stated at fair value, with any related changes in unrealized appreciation or depreciation reflected in Principal Transactions in the consolidated statements of operations.  The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, securities owned, restricted cash, due from clearing broker, accounts receivable, assets held for sale, accounts payable, commissions and bonus payable, accrued expenses, due to clearing and other brokers, securities sold, not yet purchased, and liabilities held for sale, approximate their fair values.

Fair Value Measurement—Definition and Hierarchy

The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), effective January 1, 2008. Under this guidance, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Generally, assets carried at fair value and included in this category include stock warrants for which market-based implied volatilities are not available.  The valuation of these securities may require management estimates of some or all the inputs, including volatilities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 6.

 Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectability of outstanding invoices is continually assessed. In estimating the allowance, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay.

We recorded $244,000 and $733,000 as of December 31, 2009 and 2008, respectively, as allowance for uncollectible accounts.

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

 Discontinued Operations and Assets Held For Sale

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less estimated cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. For businesses classified as discontinued operations, statement of operations results are reclassified from their historical presentation to discontinued operations in the consolidated statements of operations for all periods presented. The gains or losses associated with these divested businesses are recorded in loss from discontinued operations in the consolidated statements of operations.  The cash flow of discontinued operations and assets held for sale is aggregated with that of continuing operations in the Consolidated Statements of Cash Flows.

Goodwill and Intangible Assets

In accordance with ASC Topic 350, Intangible Assets – Goodwill and Other, indefinite-life intangible assets and goodwill are not amortized. Rather, they are subject to impairment testing on an annual basis or more often if events or circumstances indicate there may be impairment. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying amount. If the fair value is less than the carrying amount, a further test is required to measure the amount of the impairment.  When available, recent, comparable transactions are used to estimate the fair value of the respective reporting unit. The Company calculates an estimated fair value based on multiples of revenue, earnings, and book value of comparable transactions. However, when such comparable transactions are not available or have become outdated, discounted cash flow scenarios are used to estimate the fair value of the reporting units.

The goodwill and intangible assets recorded by the Company during the fiscal year ended December 31, 2008 are related to its acquisition of Panel.  Panel was sold in January 2009 and the goodwill and intangible assets previously recorded were removed from the Company’s consolidated financial statements upon the sale. Accordingly, the Company does not have goodwill or intangible assets as of December 31, 2009, see Note 9.

Deferred Revenue

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Change in Warrant Liabilities

Stock warrants to purchase the Company’s common stock issued to our investors and creditors are rights to purchase our common stock.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For the warrant derivative liabilities, we use the Black-Scholes valuation methodology or similar techniques.

On December 28, 2009, we received binding agreements from 100% of the holders of our warrants agreeing to amend the warrants to remove the ratchet provision which had triggered the derivative accounting giving rise to the warrant liability.  As of the date of amendment, the Company marked the warrant liability on its Consolidated Statements of Financial Condition to market value and reclassified the market value of $10,073,000 to additional paid-in capital. The change in warrant liability market value of $6,911,000 was recorded to change in fair value of warrant liability on the Consolidated Statements of Operations. We no longer account for the warrants as derivatives and no longer carry a warrant liability as of December 31, 2009 and all other future periods.  At December 31, 2009, the Company included $139,000 due to the warrant holders in accrued liabilities in consideration for the amendment.

 Concentrations

Substantially all of the Company’s cash and cash equivalents are held at three major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

As of December 31, 2009 and 2008, the Company held concentrated positions in two securities with a total value in the amount of $2,368,000 and $2,749,000, respectively. The stock prices of these equity securities are highly volatile.

As of December 31, 2009 and 2008, the Company held concentrated positions in accounts receivable with four clients, each of which exceeded 10% of total accounts receivable in each year.  The clients referred to as of 2008 were not the same ones as the clients as of 2009.

During 2009, no single sales professional accounted for more than 10% of total revenue.  During 2008, two sales professionals accounted for 21% and 20% of revenue, respectively.  During the year ended December 31, 2009, no single customer accounted for more than 10% of revenue.  During the year ended December 31, 2008, one customer accounted for 18% of total revenue.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Newly Issued Accounting Standards

On July 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into ASC 105, “Generally Accepted Accounting Principles.” The ASC does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (ASU).

In January 1, 2009, the Company adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 815, Derivatives and Hedging (“ASC 815”) . ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting ASC 815, warrants to purchase shares of the Company’s common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment.  The adoption of the revised guidance related to derivatives and hedging resulted in classification of certain warrants issued during the quarter in connection with financing activities as derivative liabilities with mark to market accounting. See Note 5 for additional information regarding the accounting for the warrant liabilities.

In April 2009, the Company adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 825, Financial Instruments (“ASC 825”), which requires public companies to include disclosures required for all financial instruments within the scope of ASC 825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on the Company’s results of operations or financial position.

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

The Company adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 (“ASC 855”), Subsequent Events, and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

ASC Topic 810, Consolidation (“ASC 810”), as amended in June 2009, is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its financial statements, if any, upon adoption.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

In January 2010, the FASB amended ASC 820 to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The amendment to ASC 820 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company does not anticipate that the adoption of this statement will materially expand its consolidated financial statement footnote disclosures.

 3. Issuance of Debt

Convertible Notes

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes carried an interest rate of 11% per annum, payable in cash quarterly, and were due upon the earlier of two years from issuance or a change in control of the Company.  As part of this transaction, the Company entered into a security agreement with the investors in the Notes by which the Company pledged all assets of the Company as collateral for the Notes.  If the Company were to liquidate, the note holders would receive payment before any other obligations of the Company, which would reduce the amount of assets available for distribution to the Company’s Stockholders.

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

The total proceeds of $625,000 raised in the transaction described above were accounted for under generally accepted accounting principles, ASC Topic 470, Debt. The Company has accounted for this transaction as the issuance of convertible debt and a detachable stock warrant.  The total proceeds of $625,000 have been allocated to these individual instruments based on their relative fair value as determined by management.

The Company estimated the fair value of its convertible debt and warrants at the time of issuance.  As a result, the Notes and the Warrants were carried at fair values of $419,000 and $206,000, respectively, at inception.  The Notes had an embedded beneficial conversion option and the $419,000 value was bifurcated into a host valued at $239,000 and a beneficial conversion option valued at $180,000.  The value of the Warrant was recorded as a debt discount and an increase to additional paid-in capital.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Issuance of Debt - continued

In September 2009, $500,000 of the Notes was converted into Series D Convertible Preferred Stock (see Note 4) and the remaining notes, $150,000 were repaid in cash. The remaining balance of the debt discount and the beneficial conversion feature were expensed at the time that the Notes were converted or repaid.  No Notes remain outstanding.

Unsecured Promissory Notes

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009. These notes were paid in full in cash in September 2009.  No unsecured promissory notes remain outstanding.

Unsecured Debt

On July 29, 2009, Messrs. Jonathan Merriman and Brock Ganeles made short-term loans to the Company in the amounts of $200,000 and $300,000, respectively.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.  Mr. Ganeles’ loan was repaid on August 20, 2009.  The Company paid Mr. Ganeles interest in the amount of $9,403.  No unsecured debt remains outstanding.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note (the “Bridge Note”) in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Bridge Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Bridge Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  The Company issued 10-year warrants to purchase 1,162,791 shares of the Company’s common stock at an exercise price of $0.65 per share to Mr. Chez in connection with this transaction. (See Note 5 regarding the accounting for the warrants.)  Each of the two members of management was compensated for the guarantee with identical warrants to purchase 581,395 shares of the Company’s common stock.

The grant date fair value of the warrants issued in connection with the Bridge Note to the note holder and the members of management was $347,000 and $347,000, respectively. The Company allocated all of the proceeds to the warrant liability and recorded a full debt discount to be applied against the note using the residual method. The fair value of the warrants issued to members of management in compensation for the note guarantee was recorded as a debt issuance cost. Both the debt discount and the debt issuance costs were to be amortized to interest expense over the term of the note. (See Note 5 regarding accounting for the warrants issued.)

In September 2009, the Bridge Note was converted into Series D Convertible Preferred Stock. At the date of conversion, there was $503,000 of principal and interest outstanding on the Bridge Note which was converted into 1,171,000 shares of Series D Convertible Preferred Stock. Additionally, as of the conversion date, the entire debt discount and debt issuance costs related to the Bridge Note were expensed and no outstanding balance remains.

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of the Company’s common stock with an exercise price of $0.65 per share.  The investor group constituted of 56 individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors.  A portion of the principal and accrued interest of the May 29, 2009 Convertible Notes and all of the July 31 Bridge Note were converted into the Series D Convertible Preferred Stock shares.  None of these debt instruments remain outstanding after September 8, 2009.  The warrants issued in conjunction with the May 29 Convertible Notes and with the July 31 Bridge Note remain outstanding. (See Note 5 regarding the accounting for the warrants issued.)

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Each share of Series D Convertible Preferred Stock is convertible into one share of Common Stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.  As of December 31, 2009, the Company recorded a cash dividends payable of $51,000 which was included in accounts payable as of December 31, 2009.

Both the Series D Convertible Preferred Stock and the warrants issued in connection with the Series D Convertible Preferred Stock had, when issued, anti-dilution features including a full ratchet provision so that if the Company pays dividends, splits its common shares forward or reverse, issues additional shares at a lower price than the Series D Convertible Preferred Stock price, or adjusts its shares outstanding due to a combination, the conversion and exercises prices would also adjust proportionally.  The full ratchet provision resulted in the warrants being accounted for as derivative instruments, since the exercise price was not fixed and could be lowered if the Company had issued securities at prices lower than the original exercise price of the warrant. On December 28, 2009, 100% of the holders of the warrants issued in connection with the Series D convertible Preferred Stock agreed to amend their warrants to remove the full ratchet provision (see Note 5 for warrant accounting).

The warrants will expire five years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert them into shares of the Company’s common stock at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount.  The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $3.00 per share and when the average trading volume for the immediately prior four-week period is 30,000 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant.  The total value of the Series D Preferred Stock strategic transaction was $10,200,000, which consists of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes (see Note 3) and legal services, have been allocated to these individual instruments based on the residual method.

As discussed above, the Company issued warrants to purchase 23,720,916 shares of common stock in conjunction with the sale of the Series D Convertible Preferred Stock. The proceeds of the transaction were allocated between the Series D Convertible Preferred Stock and the warrants using the residual method in which proceeds are first allocated to the warrant liability and any remaining value is then allocated to the preferred stock.  The warrants were valued using the Black-Scholes fair value model. The grant date fair value of the warrants issued with the Series D Convertible Preferred Stock was $15,264,000. As the fair value of the warrants exceeds the proceeds received, the Company allocated all of the proceeds, with the exception of the par value of the Series D Convertible Preferred Stock, to the warrant liability. The additional value needed to record the warrants at fair value was recorded as a charge to additional paid-in capital (APIC) and shown as deemed dividend on the Consolidated Statements of Operations. (See Note 5 below for more information regarding the accounting for the warrant liability.)

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accounting for Warrant Liabilities

The accounting for the liabilities arising out the issuance of the Company’s warrants is discussed below under the following sections:

•	Overview of warrant liability accounting;

•	Series D Convertible Preferred Stock warrant liabilities;

•	July 31, 2009 Bridge Note warrant liabilities;

•	Settlement warrant liabilities;

•	Warrant amendment;

•	Summary of effects of warrants on the Consolidated Statements of Operations.

Overview of Warrant Liability Accounting

Under ASC Topic 815, Derivatives and Hedging, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The exercise price of the detachable warrants issued with the Company’s Series D Convertible Preferred Stock were not fixed because the exercise prices could have been lowered if the Company issues securities at prices lower than the price on which the exercise price for the warrant was based. This was also the case with the warrants issued in connection with the $500,000 Bridge Note issued on July 31, 2009 and the warrants issued to the litigants in the settlement (see Note 15 for additional information on the legal settlement).  The Company had included the reset provisions in order to protect the warrant holders from potential dilution associated with future financings. In accordance with ASC 815, the warrants were recognized as a derivative instrument and had been characterized as warrant liabilities carried at their fair value. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period, with the change in value reported in the Consolidated Statements of Operations.

On December 28, 2009, the Company successfully amended the warrants that triggered liability accounting by removing the anti-dilution ratchet provision. On that date, the Company received binding agreements from all the warrant holders agreeing to amend their warrants as requested by the Company.  In consideration for their agreements, the Company agreed to pay each warrant holder $0.005 per warrant share, payable when the Company generates non-GAAP quarterly operating profit which excludes unrealized gains and losses and other items not directly related to operations, but no earlier than the filing of the Form 10-Q for the period ended June 30, 2010. As of the date of amendment, the Company marked the warrant liability to market value and reclassified the market value of $10,073,000 to additional paid-in capital. The decrease in warrant liability market value of $6,911,000 was recorded to change in fair value of warrant liability on the Consolidated Statements of Operations. The Company no longer accounts for the warrants as derivatives and no longer has a warrant liability as of December 31, 2009.  At December 31, 2009, the Company included $139,000 due to the warrant holders in accrued liabilities in consideration for the amendment.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accounting for Warrant Liabilities — continued

Series D Convertible Preferred Stock Warrant Liabilities

The warrant liabilities related to outstanding warrants issued in connection with the Series D Convertible Preferred Stock were valued using the Black-Scholes option valuation model.

	Septmeber 8,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	23,720,916	23,720,916
Fair value–warrant liability	$15,264,330	$8,674,699
Change in value since inception		$6,589,631

As of December 28, 2009, the Series D Convertible Preferred Stock warrant liability had a fair value of $8,675,000 which was reclassified to additional paid-in capital as of that date. The decrease in market value of $6,590,000 is included in the Consolidated Statements of Operations, in accordance with ASC 815, Derivatives and Hedging. Other warrants to purchase 140,000 shares of common stock were issued in connection with the Series D Convertible Preferred Stock. These other warrants had the same ratchet provision which was also removed upon warrant amendment on December 28, 2009. These warrants had a fair value of $51,000 as of December 28, 2009.  The total decrease in market value related to these other warrants was $39,000 and is included in the Consolidated Statements of Operations in accordance with ASC 815, Derivatives and Hedging.

Bridge Note Warrant Liabilities

The warrant liabilities related to outstanding warrants issued in connection with the July 31, 2009 Bridge Note were valued using the Black-Scholes option valuation model.

	July 31,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	2,325,581	2,325,581
Fair value–warrant liability	$693,994	$851,032
Change in value since inception		$157,038

As of December 28, 2009, the Bridge Note warrant liability had a fair value of $851,000 which was reclassified to additional paid-in capital as of that date. The increase in market value of $157,000 is included in the Consolidated Statements of Operations, in accordance with ASC 815, Derivatives and Hedging.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accounting for Warrant Liabilities — continued

Settlement Warrant Liabilities

As discussed in Note 15, concurrent with the Series D Convertible Preferred Stock strategic transaction, the Company issued five-year warrants to purchase 1,538,461 shares of common stock at $0.65 in connection with a legal settlement. The warrants contained the same anti-dilution provision as the Series D Convertible Preferred Stock warrants and the Bridge Note warrants.  In accordance with ASC topic 815, Derivatives and Hedging the Company recorded the fair value of the settlement warrants as a warrant liability on the date of grant and marked the warrants to market on each reporting date with the change in value recorded in the Consolidated Statements of Operations.

The warrant liabilities related to outstanding warrants issued in connection with the settlement of litigation were valued using the Black-Scholes option valuation model.

	September 8,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	1,538,461	1,538,461
Fair value–warrant liability	$934,926	$495,757
Change in value since inception		$439,169

As of December 28, 2009, the total settlement warrant liability had a fair market value of $496,000 which was reclassified to additional paid-in capital as of that date. The decrease in value of $439,000 is included in the Consolidated Statements of Operations in accordance with ASC Topic 815, Derivatives and Hedging.

Summary of Effects of Warrants on the Consolidated Statements of Operations

	Operating	Non-Operating
	Expense	(Income) Expense

Settlement warrant liability	$934,926	$-
Change in value - Series D Convertible Preferred
Stock warrant liability	-	(6,628,525)
Change in value - Bridge note warrant liability	-	157,038
Change in value - Settlement warrant liability	-	(439,169)
Net effect of warrant liabilities	$934,926	$(6,910,656)

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. Fair Value of Assets and Liabilities

Fair value is defined as the price at which an asset would sell for or an amount paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market, and the instruments’ complexity. Assets and liabilities recorded at fair value in the Consolidated Statement of Financial Condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

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

Stock Warrants

Stock warrants represent warrants to purchase equity in a publicly-traded company.  Frequently, the underlying shares are unregistered restricted stock and are considered “not readily marketable”.  Such positions are considered illiquid.  When the underlying shares have been registered or can be sold under the Rule 144 exemption, the position is then considered to be “marketable.”  In either event, the positions do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy.

Underwriters’ Purchase Options

Underwriters’ purchase options represent the overallotment of units for a publicly-traded company for which the Company acted as an underwriter.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology. They are classified within Level 3 of the fair value hierarchy.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities - (continued)

Preferred Stock

Preferred stock represents preferred equity in a publicly-traded company.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price to value the security. They are classified within Level 1 of the fair value hierarchy.

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

Summary

In accordance with ASC 820, assets measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations.

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$3,403,757	-	$21,731	$3,425,488
Stock warrants	-	-	1,575,481	1,575,481
Underwriters’ purchase option	-	-	-	-
Preferred stock	434	-	-	434

Total securities owned	$3,404,191	$-	$1,597,212	$5,001,403

Liabilities:
Securities sold, not yet purchased	161,461	-	-	161,461

Total fair value liabilities	$161,461	$-	$-	$161,461

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities - (continued)

	Assets at Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$3,353,784	$650	$695	$3,355,129
Stock warrants	-	-	1,605,451	1,605,451
Underwriters’ purchase option	-	-	27,995	27,995
Preferred stock	63	-	-	63

Total securities owned	$3,353,847	$650	$1,634,141	$4,988,638

Liabilities:
Securities sold, not yet purchased	903,217	-	-	903,217

Total fair value liabilities	$903,217	$-	$-	$903,217

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for fiscal year 2009.  The unrealized gains or losses during the period for assets within the Level 3 category presented in the table below may include changes in fair value during the period that were attributable to both observable and unobservable inputs.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities - (continued)

			Underwriters’
	Corporate	Stock	Purchase
	Equities	Warrants	Option	Total
Balance at January 1, 2008	$489,453	$1,756,580	$194,957	$2,440,990
Purchases, issuances, settlements and sales	920,412	807,449	-	1,727,861
Net transfers in (out)	(1,299,696)	-	-	(1,299,696)
Gains (losses):
Realized	-	107,310	-	107,310
Unrealized	(109,474)	(1,065,888)	(166,962)	(1,342,324)
Balance at December 31, 2008	$695	$1,605,451	$27,995	$1,634,141
Purchases, issuances, settlements and sales	71,464	311,515	-	382,979
Net transfers in (out)	(51,694)	(155,331)	-	(207,025)
Gains (losses):
Realized	-	(79,093)	(91,058)	(170,151)
Unrealized	1,266	(107,061)	63,063	(42,732)

Balance at December 31, 2009	$21,731	$1,575,481	$-	$1,597,212

Change in unrealized gains (losses) relating to instruments still held at December 31, 2009	$1,266	$(33,657)	$-	$(32,391)

The amounts of unrealized losses for the years ended December 31, 2009 and 2008 included in the table above are all attributable to those assets held as of December 31, 2009 and 2008, respectively. Net gains and losses (both realized and unrealized) for Level 3 financial assets (securities owned by the Company) are a component of “Principal transactions” in the Consolidated Statements of Operations.

Changes in value of the warrant liabilities (warrants issued by the Company) constitute “Change in fair value of warrant liability” in the Consolidated Statements of Operations.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2009	2008

Computer equipment	$532,195	$568,116
Furniture and equipment	930,151	1,223,050
Software	190,522	183,098
Leasehold improvements	1,113,769	1,641,497

	2,766,637	3,615,761
Less accumulated depreciation	(2,260,102)	(2,355,750)

	$506,535	$1,260,011

There were no equipment or fixtures purchased with capital lease financing during 2009. Equipment and fixtures purchased with capital lease financing during 2008 was $806,000. At December 31, 2009, the Company had $1,121,000 of computer equipment, furniture and equipment, and leashold improvements purchased under capital lease equipment with accumulated depreciation of $810,000 which are included in the table above. See Note 15 for additional information on capital leases.

8. Notes Payable and Convertible Notes Payable

Convertible Notes Payable Issued in 2003

In April 2003, the Company completed a private placement financing that included convertible notes payable with aggregate principal of $1,000,000, due April 2008. The notes had an interest rate of 3% per annum payable quarterly on January 1, April 1, July 1 and October 1 beginning July 1, 2003. The notes were convertible to common stock at a rate of $1.40 per share. In connection with the private placement, the Company issued warrants to purchase 178,300 shares of common stock with an exercise price of $2.10 per share and a five-year term. The convertible notes were recorded in the Consolidated Statements of Financial Condition net of discounts resulting from the relative fair value of the stock warrants and beneficial conversion feature totaling $258,000. The discount was being amortized over the five-year term. In October 2003, notes payable with a face amount of $500,000 were converted under their original terms into 51,021 shares of common stock resulting in the accelerated amortization of discounts in the amount of $118,000. In December 2004, notes payable with a face amount of $300,000 were converted under their original terms into 30,613 shares of common stock resulting in the accelerated amortization of discounts in the amount of $50,000. Amortization of discounts during 2007 and 2006 was approximately $10,000 and $10,000, respectively.

In April 2008, the remaining balance of $200,000 was converted in the Company’s common stock in the amount of 142,858 shares.  As of April 2008, the remaining unamortized discount was expensed and the warrants exercisable reached the end of their contractual life and expired.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Notes Payable and Convertible Notes Payable - (continued)

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

Midsummer Convertible Note

In December 2006, the Company repaid the $7.5 million variable rate secured convertible note. The proceeds to repay the $7.5 million convertible note were provided by redemption from the MCF Navigator fund. Midsummer Investment, Ltd. (“Midsummer”) retained the stock warrant to purchase 267,858 shares of common stock. The Company recorded a loss on the repayment of the convertible note in the amount of $1,349,000 which consisted of $1,154,000 for the write-off of the unamortized discount related to the stock warrant and $195,000 for the write-off of the unamortized debt issuance costs in 2006.  All of the 267,858 warrants issued are still outstanding as of December 31, 2009 and 2008.

 9. Discontinued Operations

Panel Intelligence, LLC

On April 17, 2007, Merriman Curhan Ford Group, Inc. acquired 100% of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence, LLC (“Panel”) and made into a subsidiary of the Company. The results of Panel’s operations have been included in the consolidated financial statements since that date through the Company’s Form 10-Q for the three months ended September 30, 2009. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel’s proprietary methodology and vast network of medical experts.

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

In December 2008, the Company determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for its core business.   The Company determined that the plan of sale criteria in ASC Topic 360, Property, Plant and Equipment had been met. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” in 2008.  In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of the Company’s common stock in the amount of $100,000.

The revenue and expenses of Panel were reclassified and included in discontinued operations in the Consolidated Statements of Operations for the year ending December 31, 2008.  Certain assets and liabilities of Panel have been reclassified and included in assets and liabilities held for sale in the Consolidated Statements of Financial Condition as of December 31, 2008.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9. Discontinued Operations - (continued)

The following revenue and expenses have been reclassified as discontinued operations for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008

Revenue	$217,141	$6,304,420
Operating expenses:
Compensation and benefits	193,723	3,533,175
Cost of primary research services	64,179	2,295,510
Professional services	42,180	188,157
Occupancy and equipment	27,775	354,388
Communications and technology	1,179	132,384
Depreciation and amortization	10,610	588,858
Travel and entertainment	8,123	140,399
Impairment of goodwill and intangible assets	-	4,538,945
Other expenses	(36,436)	323,458

	311,333	12,095,274

Operating loss	(94,192)	(5,790,854)
Interest expense, net	(702)	(10,222)

Net loss	$(94,894)	$(5,801,076)

 At December 31, 2009, there were no assets or liabilities of operations held for sale included on the Consolidated Statements of Financial Condition. The assets and liabilities of operations held for sale as of December 31, 2008 are as follows:

Assets:
Cash and cash equivalents	$222,892
Accounts receivable	1,102,681
Furniture and equipment	163,505
Intangible assets, net of accumulated amortization and impairment	282,744
Prepaid expenses and other assets	186,216

$1,958,038

Liabilities:
Accounts payable	$227,213
Commissions and bonus payable	110,632
Accrued liabilities	603,780
Capital leases	111,274

$1,052,899

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discontinued Operations - (continued)

Goodwill

During the year ended December 31, 2007, the Company recorded $3,130,000 of goodwill on the Consolidated Statements of Financial Condition that related to the Company’s acquisition of Panel in April 2007. In March 2008, shares were released from escrow pursuant to the acquisition agreement and the value of the goodwill increased to $3,338,000.  In conjunction with the annual impairment testing in April 2008, the Company recorded a total impairment of $2,209,000.  In December 2008, goodwill was further impaired by $1,129,000 which reduced the goodwill to zero.  No goodwill impairment charge was recognized in 2009.

Intangible Assets

The components of intangible assets, all of which are related to the April 2007 Panel acquisition, consist of the following:

As of December 31,
2008

Depreciable intangible assets:
Customer relationships	$990,000
Database of panelists	220,000
Technology platform	360,000
Customer backlog	420,000

1,990,000
Less: accumulated amortization	(1,216,327)
Less: impairment	(490,929)

282,744
Non-depreciable intangible asset–
Tradenames	710,000
Less: impairment	(710,000)

Total intangible assets, net of
amortization and impairment	$282,744

As noted above, all of the Company’s intangible assets included on the Consolidated Statements of Financial Condition as of December 31, 2008 were related to Panel. Also noted above, Panel was sold during the year ended December 31, 2009, and as a result of the sale, the Company does not have any intangible assets recorded in the Consolidated Statements of Financial Condition as of December 31, 2009. Total amortization expense for the above intangibles in 2008 was $466,000.  Total impairment loss related to intangible assets in 2008 amounted to $1,201,000.  For the year ended December 31, 2009, there was no material amortization expense or impairment loss.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Sale of a Component of an Entity

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MCF, to a group of investors who are also its employees in order to raise capital. The assets being sold include MCF’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records. As of December 31, 2009, the Company determined that the discontinued operations criteria in ASC Topic 205, Discontinued Operations, had not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as Other Income for the year ended December 31, 2009.

To assist in the transition of operations to the new owners, the Company is providing substantial services to ICD, including collecting its revenues. Under guidance provided in ASC Subtopic 605-45, “Principal Agent Considerations,” the Company records ICD’s revenues and expenses at gross levels. In 2010, the Company expects to no longer provide such services and will no longer record ICD revenues.

For the year ended December 31, 2009, $27,789,000 of the Company’s brokerage revenue of $40,180,000  and $27,579,000 of the Company’s operating expenses of $62,842,000 can be attributed to ICD and would not have been recorded as the Company’s revenue had the sale of ICD met the discontinued operations criteria. ICD represented 56% of the Company’s total revenue and 44% of its total expense for the period. As of December 31, 2009, $2,492,000 and $2,268,000 of Due from Clearing Broker and Commissions and Bonus Payable balances are attributed to ICD, respectively.

11. Stock-Based Compensation Expense

Stock Options

In 2009, the Company, with shareholder approval, adopted the 2009 Stock Incentive Plan (the “2009 Plan”).  Up to 8,000,000 new shares of its common stock may be issued pursuant to awards granted under the 2009 Plan.  The Company will no longer grant options under any of its existing option plans.  Any shares of the Company’s common stock which become available for new grant, upon the termination of employees holding unvested option grants under existing plans, will be added to the 2009 Plan.

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of December 31, 2009 and 2008, there were no shares subject to repurchase.

As of December 31, 2009, there were 15,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of December 31, 2009, 3,832,628 shares were available for future grants under the Option Plans. There were no shares available for future grants outside of the Options Plans.

As of December 31, 2008, there were 7,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of December 31, 2008, 4,576,509 shares were available for future grants under the Option Plans. There were no shares available for future grants outside of the Options Plans. Compensation expense for stock options during the years ended December 31, 2009 and 2008 was $573,000 and $2,139,000, respectively.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation Expense - (continued)

The following table is a summary of the Company’s stock option activity for the two years ended December 31, 2009:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,167,117	$5.85	4,066,259	$6.00
Granted	9,445,209	0.83	717,780	3.41
Exercised	-	-	(64,628)	(2.36)
Canceled	(1,062,209)	(2.64)	(3,552,294)	(5.59)

Outstanding at end of year	9,550,117	1.25	1,167,117	5.85

Exercisable at end of year	556,102	$5.96	646,907	$7.39

The following table summarizes information with respect to stock options outstanding at December 31, 2009, based on the Company’s closing stock price on December 31, 2009 of $0.87 per share:

	Options Outstanding at December 31, 2009				Vested Options at December 31, 2009
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0 – $1.00	4,361,172	9.44	$0.49	$1,641,981	102,212	$0.44	$44,012
$1.01 – $3.50	4,720,940	9.50	1.28	-	224,754	2.57	-
$3.51 – $7.00	345,192	7.62	4.29	-	109,598	4.86	-
$7.01 – $14.00	96,665	4.36	9.77	-	93,390	9.84	-
$14.01 – $28.00	1,147	0.99	15.34	-	1,147	15.34	-
$28.01 – $49.00	25,001	0.15	49.00	-	25,001	49.00	-

	9,550,117	9.33	$1.25	$1,641,981	556,102	$5.96	$44,012

As of December 31, 2009, total unrecognized compensation expense related to unvested stock options was $4,929,000. This amount is expected to be recognized as expense over a weighted-average period of 3.62 years.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation Expense - (continued)

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the years ended December 31, 2009 and 2008 was $181,000 and $215,000, respectively.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s closing stock price on December 31, 2009 of $0.87 per share:

		Weighted-
	Non-Vested	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of January 1, 2008	180,620	7.51	$960,898
Granted	79,265	2.34
Vested	(145,610)	(5.05)
Canceled	(65,496)	(5.00)
Balance as of December 31, 2008	48,779	9.84	$29,267
Granted	76,631	1.09
Vested	(87,044)	(1.68)
Canceled	-	-

Balance as of December 31, 2009	38,366	$9.84	$33,378

The total fair value of restricted stock that vested during the years ended December 31, 2009 and 2008 was $90,000 and $465,000, respectively.

As of December 31, 2009, total unrecognized compensation expense related to restricted stock was $66,000. This expense is expected to be recognized over a weighted-average period of 0.43 year.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation Expense - (continued)

Warrants issued to Board member

The Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chair of the Committee will be compensated with warrants to purchase 300,000 shares the Company’s common stock at $0.65, to be issued pro rata on a monthly basis.  To date, Mr. Chez is the sole member of the Committee.  No other compensation arrangement for service on the Committee has been made. During the year, the Company issued warrants to purchase 93,333 shares of common stock to Mr. Chez. The Company calculated the fair value of the warrants to be $84,000 using Black-Scholes options valuation model.

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

Sixteen employees elected to participate in the program collectively giving back 3,011,511 shares of stock options granted under the Company’s various plans in 2008.  The Company recorded a compensation expense of $993,000 related to the give-back program.

Fair Value and Assumptions Used to Calculate Fair Value under ASC Topic 820

The weighted-average grant date fair value of stock options granted during 2009 and 2008 was $0.58 and $2.16, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2009 and 2008:

	2009	2008

Volatility	128.48%	70%
Average expected term (years)	2.4	6.3
Risk-free interest rate	1.23%	3.10%
Dividend yield	-	-

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock-Based Compensation Expense - (continued)

Assumptions for Option-Based Awards under ASC Topic 718

Consistent with ASC Topic 718, Stock Compensation, the Company considered the historical volatility of its stock price in determining its expected volatility, and, finding this to be reliable, determined that the historical volatility would result in the best estimate of expected volatility. Because the Company does not have any traded options or other traded financial instruments such as convertible debt, implied volatilities are not available.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company calculated the expected term using the Black-Scholes model with specific assumptions about the suboptimal exercise behavior, post-vesting termination rates and other relevant factors.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid and currently does not plan to declare dividends on its common stock.

As share-based compensation expense recognized in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008, is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience.

Assumptions for Restricted Stock Awards under ASC Topic 718

The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant.

12. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the two years ended December 31, 2009.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes

Income tax benefit consisted of the following for the two years ended December 31, 2009:

	2009	2008

Current:
Federal	$(397,395)	$(1,627,734)
State	(230,528)	(7,480)

Total	$(627,923)	$(1,635,214)

The following table reconciles the federal statutory rate to the effective tax rate of the benefit from income taxes for the two years ended December 31, 2009:

	2009	2008

Federal statutory income tax rate (benefit)	(34)%	(34)%
State income taxes	(6)	(7)
Permanent differences	(42)	3
Valuation allowance	72	33

Effective tax rate	(10)%	(5)%

The effective tax rate is influenced by the Company’s performance and tax planning opportunities available in the various jurisdictions in which the Company operates.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2009 and 2008, are presented as follows:

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$6,334,284	$23,149,680
Other	5,476,865	3,148,077

Total deferred tax assets	11,811,149	26,297,757
Valuation allowance	(11,811,149)	(26,297,757)

Net deferred tax asset	$-	$-

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Income Taxes - (continued)

The net change in the valuation allowance for the year ended December 31, 2009 was a decrease of $14,487,000. This reduction was primarily the result Sec 382 limitations on net operating loss carryovers. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2009, the Company had federal and state operating loss carryforwards of approximately $14,847,000 and $22,647,000, respectively. If not earlier utilized, the federal net operating loss carryforwards will expire between 2021 and 2029 and the state loss carryforward will expire between 2011 and 2029. The Tax Reform Act of 1986 and similar state legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the events of an "ownership change" of a corporation.  Accordingly, the Company has analyzed the impact of "ownership change" limitations on its ability to utilize net operating losses and credit carryforwards.  As a result, the Company has reduced the net operating losses.

The Company adopted ASC Topic 740, Income Taxes on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. During 2008, the Company recognized $1,839,000 of unrecognized tax benefits previously established in 2007.  Accordingly, there were no unrecognized tax benefits as of December 31, 2008. The Company has no unrecognized tax benefit liabilities for the year ended December 31, 2009.  The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions.  The Company’s tax years 2001-2009 will remain open for three years for examination by the Internal Revenue Service from the date the federal corporation tax returns were filed. The Company’s tax years 2000-2009 will remain open for all tax years with loss carryovers for examination by state tax authorities. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

14. Loss per Share

The following is a reconciliation of net loss to net loss attributable to common stockholders:

	2009	2008

Net loss - basic and diluted	$(5,461,763)	$(30,273,805)
Preferred stock deemed dividend	(5,066,702)	-
Preferred stock dividend	(192,100)	-
Net loss attributable to common stockholders - basic	$(10,720,565)	$(30,273,805)

Weighted-average number of common shares - basic and diluted	12,693,648	12,550,872

Net loss per share attributable to common stockholders - basic and diluted	$(0.84)	$(2.41)

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Loss per Share - (continued)

 Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for 2009 and 2008 because the addition of common shares that would be issued, assuming exercise or conversion, would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2009	2008

Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	3,706,613	1,354,525

Weighted-average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	1,223,722	170,665

Weighted-average shares issuable upon conversion of the Convertible Preferred stock, Series D	7,429,078	-

Weighted-average shares issuable upon conversion of the convertible notes payable	348,627	46,576

Total common stock equivalents excluded from diluted net income (loss) per share	12,708,040	1,571,766

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2009, consisting of operating commitments, future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Operating	Operating	Capital
	Commitments	Leases	Leases

2010	$632,424	$1,696,102	$268,853
2011	312,846	1,616,545	146,647
2012	100,080	1,096,230	-
2013	-	616,000	-
2014	-	-	-
Thereafter	-	-	-

Total commitments	1,045,350	5,024,877	415,500

Interest	-	-	(17,542)

Net commitments	$1,045,350	$5,024,877	$397,958

The Company leases its San Francisco corporate office under a non-cancelable operating lease which expires in August 2011. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,478,000 in 2009, net of $323,000 in sublease rent received, and $1,587,000 in 2008, net of $81,000 in sublease rent received.

During 2009, the Company exited businesses and closed two of its broker-dealer offices.  The Company exited its primary research business when it sold the assets of its subsidiary Panel, and discontinued MCF Asset Management.  The Company subleased its Cambridge office to the buyers of Panel Intelligence and subleased the office space in San Francisco, previously occupied by MCF Asset Management, to a third party.  The Cambridge lease and sublease expire in July 2012 while the San Francisco lease and sublease expire in December 2011.

The Company closed its offices in Portland, Oregon and Newport Beach, California during 2008 and 2009 and subleased the spaces to third parties.  The sublease agreements were structured to terminate concurrently with the leases, for Portland in July 2009 and for Newport Beach in October 2009.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee.  These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels.  As December 31, 2009 and 2008, the Company had no open underwriting commitments.

The marketable securities owned and the restricted cash as well as the cash held by the clearing broker may be used to maintain margin requirements.  At December 31, 2009 and 2008, the Company had $250,000 of cash on deposit with its clearing broker.  Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

 From time to time, the Company may obtain funds through capital leases to purchase furniture and equipment, to replace current ones or for expansion.  The Company did not enter into any new capital lease agreements in 2009 or 2008.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies - (continued)

Legal Proceedings

Settlement with the Securities and Exchange Commission

On November 10, 2009, the Securities and Exchange Commission (“SEC”) issued an Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 15(b) and 21(c) of the Securities and Exchange Act of 1934, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order as to MCF, D. Jonathan Merriman, and Christopher Aguilar (the “Order”).  The Order was issued in connection with the conduct of a former broker of the Company, David Scott Cacchione (“Cacchione”), from approximately March 2006 to April 2008 for violation of the anti-fraud provisions of the federal securities laws.  Cacchione was fired in May 2008, shortly after the underlying facts became known.

The Order censures and imposes sanctions for the failure of MCF to reasonably supervise Cacchione with a view toward preventing future violations arising out of his disseminating confidential customer information to third parties and executing unauthorized orders for certain customers.  Pursuant to the Order, MCF paid a penalty of $100,000 and will hire an Independent Consultant to review and make recommendations as needed to MCF’s written policies and procedures relating to the supervision of registered representatives.

The Order also imposes sanctions on Jon Merriman, MCF’s former CEO and current CEO of Merriman Curhan Ford Group, Inc., the Company’s parent, and Christopher Aguilar, MCF’s former Chief Compliance Officer, for failure to adequately supervise Cacchione.  Pursuant to the Order, Jon Merriman paid a penalty of $75,000 and Chris Aguilar must pay a penalty of $40,000.  Both individuals are also suspended from acting in a supervisory capacity for any broker or dealer for a period of twelve months from the date of the Order.

The Order makes no finding or allegation of any fraudulent activity involving anyone in MCF other than Cacchione.  MCF, Mr. Merriman, and Mr. Aguilar cooperated fully with the SEC’s investigation and consented to the SEC’s Order without admitting or denying the findings.

Del Biaggio/Cacchione Matters

A number of lawsuits has been filed against MCF in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and Cacchione, a former retail broker of MCF.  Del Biaggio and Cacchione pleaded guilty to securities fraud and were sentenced to prison terms of 97 and 60 months, respectively.

The claims filed against the Company by DGB Investments, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank in an aggregate amount of $43,577,000 related to the fraud were settled as of September 8, 2009.  The amount for which the claims were settled was $4,300,000, the issuance of five-year warrants to buy 1,538,461 shares of the Company’s common stock at $0.65 per share, and the assignment of certain rights to collect potential insurance payments from the Company’s insurers.

There are additional lawsuits related to the fraud that the Company has elected not to settle.  It intends to defend vigorously each case, other than matters described as having been settled.  Although there can be no assurance as to the ultimate outcome, the Company generally believes it has meritorious defenses and denies liability in all litigation pending against it, including the matters described below.  In accordance with applicable accounting guidance, the Company establishes reserves for litigation and regulatory matters when those matters present loss contingencies which are both probable and estimable. When loss contingencies are not both probable and estimable, the Company does not establish reserves. In the matters described below, loss contingencies are not both probable and estimable in the view of management, and accordingly, reserves have not been established for those matters.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies - (continued)

Don Arata, et al. v. Merriman Curhan Ford & Co.

In July 2008, MCF and the Company were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities.  In March 2009, MCF and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm.  Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.   Plaintiffs in this lawsuit seek damages of over $9 million.  MCF and the Company responded to the amended consolidated complaint in June 2009 denying all liability.  MCF and the Company believe that they have meritorious defenses and intend to contest these claims vigorously.  (The previously disclosed Davis, Cook, and Bachelor cases now are part of the consolidated cases.)

David Hengehold v. Merriman Curhan Ford & Co.

In June 2008, the Company and MCF were served with a complaint filed in San Mateo County, California Superior Court by David Hengehold. Plaintiff alleges fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit seeks damages of over $500,000. The Company believes it has meritorious defenses and intends to contest this claim vigorously.

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio, alleging that MCF entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender.  The account pledged was in the name of Del Biaggio.  Plaintiff brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge.  Plaintiff alleges damages in the amount of $1.75 million.  After ensuring that the proper clearance had been obtained from the court in Del Biaggio's bankruptcy case, MCF turned over the pledged collateral to Plaintiff, United American Bank, performing its obligation under the account control agreement.  MCF then demanded that it be dismissed from the action, and is continuing to follow up that demand.  The Company believes that MCF has little or no remaining exposure in this matter, and intends to contest this claim vigorously.

The Private Bank of the Peninsula v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by The Private Bank of the Peninsula.  Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio.  Plaintiff in this lawsuit alleges damages of $916,666.65.  The Company believe that MCF has meritorious defenses and intends to contest this claim vigorously.

Pacific Capital Bank v. Merriman Curhan Ford & Co.

In October 2008, MCF was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank.  Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio.  Plaintiff in this lawsuit alleges damages of $1.84 million.  The Company believes that MCF has meritorious defenses and intends to contest this claim vigorously.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies - (continued)

Gary Thornhill, et al. v. Merriman Curhan Ford & Co.

In May 2009, a complaint was filed in the San Francisco County Superior Court by Gary Thornhill and several related family members and entities, naming as defendants the Company and MCF.  The complaint alleges, , among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud.  Plaintiffs in this lawsuit seek damages of $230,000.  The Company believes that it and MCF have meritorious defenses and intends to contest these claims vigorously. (This case was consolidated with the Arata case disclosed above on February 5, 2010. See Note 21, “Subsequent Events.”)

Irving Bronstein et. al. v. Merriman Curhan Ford & Co.

In early 2009, MCF and D. Jonathan Merriman were served with a FINRA arbitration claim filed by Irving Bronstein and several related family members and entities.  Claimants allege, among other things, that MCF benefited from the sale of a particular security it held at the expense of its customers, including the claimants, and fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with allegedly fraudulent investments and MCF’s failure to discover and stop the fraud.  This case was settled on March 1, 2010. (See Note 21, “Subsequent Events”).

John Zarich v. Merriman Curhan Ford & Co.

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MCF.   The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MCF held a position.  It further alleges that Cacchione convinced Zarich not to sell the shares when the stock’s price fell.  The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008.   The Company believes that MCF has meritorious defenses and intends to contest this claim vigorously.

Demand by Shelly Schaffer to Merriman Curhan Ford & Co. for Payment of Attorneys’ Fees

On April 24, 2009, former Vice President of Client Services, Shelly Schaffer, through her attorney, Robert Shartsis, made a written demand for payment of attorneys’ fees for Ms. Schaffer’s defense in a civil action by the Securities and Exchange Commission.  Ms. Schaffer, who was hired by MCF on May 25, 2006, retained Mr. Shartsis to respond to an SEC Enforcement action in which it is alleged that Ms. Schaffer violated the antifraud provisions of federal securities laws and applicable regulations.  Ms. Schaffer worked for Cacchione prior to their coming to MCF.  MCF has denied Ms. Schaffer’s requests for payment of her attorneys’ fees on the grounds that the accusations against her concern activities outside the course and scope of her employment at MCF.  Ms. Schaffer’s attorneys are claiming payment of their fees from MCF in a total amount of approximately $150,000.  The Company believes that MCF has meritorious defenses and intends to contest the claims vigorously.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies - (continued)

Other Litigation

There have been a number of legal cases that are unrelated to the Del Biaggio/Cacchione matters. These are as follows:

Spare Backup Inc. v. Merriman Curhan Ford & Co.

In April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc. (“Spare Backup”) MCF was able to close a round of bridge financing in June 2008. MCF was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to MCF. MCF hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted and in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. The arbitration date has been set for March 22, 2010.

Joy Ann Fell v. Merriman Curhan Ford & Co.

In November 2008, MCF received a demand letter from a former employee, Joy Ann Fell. In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in MCF’s investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleges claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. The Company believes that MCF has meritorious defenses and intends to contest this claim vigorously. MCF has responded to the claim and the parties have propounded, but not responded to, written discovery. The parties and FINRA have jointly selected an arbitration panel of three New York-based arbitrators:  Aaron Tyk, Caryl D. Feldman, and Beth Bird Pocker.

Wesley Rusch v. Merriman Curhan Ford & Co.

In October 2008, MCF was served with a claim in FINRA Arbitration by Wesley Rusch. Mr. Rusch is a former at-will employee of MCF and worked in the compliance department. Mr. Rusch was terminated by MCF in July 2007. Mr. Rusch alleges theories of discrimination and lack of cause for termination.  Mr. Rusch filed a Statement of Claim seeking damages of over $1 million.  The Company contested this claim at the arbitration before a FINRA arbitration panel in March 2009 which resulted in a decision in its favor in July 2009.  Mr. Rusch requested that the San Francisco Superior Court vacate the decision, and the Company requested that it be confirmed.

Peter Marcil v. Merriman Curhan Ford & Co.

In January 2009, MCF was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MCF and worked in the investment banking department. Mr. Marcil resigned from MCF in March of 2007. Mr. Marcil alleges breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages are not specified in the arbitration claim. MCF has not replied to the claim and an arbitration hearing date has not been set. The parties participated in mediation with San Francisco Attorney/Mediator Mark Rudy on September 14, 2009 and agreed to continue settlement negotiations. The Company believes that MCF has meritorious defenses and intends to contest this claim vigorously. However, in the event that MCF does not prevail, based upon the facts known to date, it does not believe that the outcome will have a material effect on its financial position, financial results or cash flows.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies - (continued)

Dow Corning Corporation vs. Merriman Curhan Ford & Co.

In late July and early August 2009, counsel for Dow Corning Corporation (DCC) indicated in correspondence and communications that DCC may have some type of claim against MCF in connection with its purchases of auction rate securities through MCF’s ICD Division. Counsel would not furnish any specifics about the purported claim or any purported damages, but requested an agreement tolling any applicable statute of limitations to allow the parties to undertake “settlement discussions.” MCF, Institutional Cash Distributors, LLC and certain representatives of MCF’s ICD Division entered into such a tolling agreement with DCC for a period of 60 days, which was extended for a further 60 days.  MCF’s ICD Division has refused to extend the tolling agreement further. No claim has been filed.  Accordingly, MCF is not aware of the basis of any purported claim.

Merriman Curhan Ford & Co. and Merriman Curhan Ford Group, Inc. v. XL Specialty Insurance Company

On January 14, 2009, MCF and the Company (collectively “MCF”) filed a civil action in the Superior Court for Los Angeles County (the “Coverage Lawsuit”) against its directors’ and officers’ liability insurer, XL Specialty Insurance Company (XL Specialty). In the Coverage Lawsuit, MCF had asserted claims for breach of contract, tortious breach of contract, and declaratory relief, alleging that XL Specialty wrongfully denied coverage for various ongoing third-party claims and government investigations. This case was settled on February 12, 2010.  (Please see Subsequent Events.)

Midsummer Investment, Ltd., v. Merriman Curhan Ford Group, Inc.

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by the Company to them, and that the Company refused to honor an exercise of that warrant.  The Company believes that Midsummer is not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment.  The Company believes that it has meritorious defenses and intends to contest this claim vigorously.

The Company and MCF deny any liability and are vigorously contesting these lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably or does not believe that the cases will result in unfavorable outcomes and accordingly, management has not provided an accrual for these lawsuits and arbitrations.

Based on the facts presently known, the Company does not believe the outcome of these proceedings will have a material adverse effect on its financial condition.

Additionally, from time to time, we are involved in ordinary routine litigation incidental to our business.

The expenses incurred by the Company in 2009 for legal services and litigation settlements amounted to $7,777,000.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2009 and 2008, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

 Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the two years ended December 31, 2009. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Credit Risk

The Company’s broker-dealer subsidiary functions as an introducing broker that places and executes customer orders. The orders are then settled by an unrelated clearing organization that maintains custody of customers’ securities and provides financing to customers. Through indemnification provisions in agreements with clearing organizations, customer activities may expose the Company to off-balance-sheet credit risk. Financial instruments may have to be purchased or sold at prevailing market prices in the event a customer fails to settle a trade on its original terms or in the event cash and securities in customer margin accounts are not sufficient to fully cover customer obligations. The Company seeks to control the risks associated with customer activities through customer screening and selection procedures, as well as through requirements on customers to maintain margin collateral in compliance with various regulations and clearing organization policies.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 17. Reductions in Force

On January 23, 2009, the Company performed a reduction in force (“RIF”) affecting 10 employees.  There were one-time termination benefits of $41,000.  There was no disposal of assets or contract terminations associated with the RIF.

The Company performed two RIFs in 2008 – one on August 6, 2008 and one on October 15, 2008.  The August RIF affected 25 employees and the October RIF affected 16 employees.  The one-time termination benefits expensed by the Company for the RIFs were $216,000 and $170,000 for August and October, respectively, which have been reported under compensation and benefits in the consolidated statements of operations.  In addition, the October RIF had associated contract termination costs related to the lease of office space.  That cost was an additional $56,000 in expense which has been reported under occupancy and equipment in the Consolidated Statements of Operations.  There were no assets disposed of or any other expenses incurred.  These expenses were recorded in the third and fourth quarters of 2008.

18. Regulatory Requirements

MCF is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2009, MCF had regulatory net capital, as defined, of $2,685,000, which exceeded the amount required by $2,369,000. MCF is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

19. Related Party Transactions

Unsecured Promissory Notes

           On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash during September 2009.

Unsecured Debt

On July 29, 2009, Mr. Jonathan Merriman, the Company’s CEO, and Mr. Brock Ganeles, MCF’s Head of Brokerage, made short-term loans to the Company in the amounts of $200,000 and $300,000, respectively.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.  Mr. Ganeles’ loan was repaid on August 20, 2009.  The Company paid Mr. Ganeles interest in the amount of $9,403.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Secured Promissory Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (CFO).  The Company issued 10-year warrants to purchase 1,162,791 shares of the Company’s common stock at $0.65 per share to Mr. Chez in connection with this transaction.  Identical warrants were issued to purchase 581,395 shares of the Company’s common stock each to Messrs. Merriman and Coleman for the guarantee. The Bridge Note was converted into the Series D Convertible Preferred Stock on September 8, 2009.  Subsequent to the Series D Transaction, Mr. Chez has joined the Company’s Board of Directors.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Related Party Transactions - (continued)

Series D Convertible Preferred Stock

 Three of investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In addition, the Company’s CEO and CFO, along with 11 other executives and senior managers of MCF, were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all five members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

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

Strategic Advisory Committee

The Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction. During the first year, the Chair of the Committee will be compensated with warrants to purchase 300,000 shares the Company’s common stock at $0.65, to be issued pro rata on a monthly basis. As of December 31, 2009, 93,333 warrants were issued to Mr. Chez in connection with his service on the Committee. To date, Mr. Chez is the sole member of the Committee. No other compensation arrangement for service on the Committee has been made. Mr. Chez receives no additional compensation for his service on the Board of Directors.

From time to time, officers, directors, employees and/or certain large stockholders of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

20. Quarterly Financial Data (Unaudited)

The table below sets forth the operating results represented by certain items in the Company’s Consolidated Statements of Operations for each of the eight quarters in the two years ended December 31, 2009. This information is unaudited, but in the Company’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Financial Data (Unaudited) - (continued)

	2009
	1st	2nd	3rd	4th

Revenue	$10,050,622	$12,432,278	$13,308,394	$13,471,748
Operating expenses	13,067,520	13,767,255	19,199,330	16,808,290

Operating loss from continuing operations	(3,016,899)	(1,334,977)	(5,890,936)	(3,336,541)

(Loss) income from continuing operations	(1,828,992)	(562,740)	(16,568,645)	13,593,508

Loss from discontinued operations	(94,894)	-	-	-

Net (loss) income	$(1,923,886)	$(562,740)	$(16,568,645)	$13,593,508

Net (loss) income attributable to common shareholders	$(1,923,886)	$(562,740)	$(21,674,447)	$13,440,508

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.14)	$(0.04)	$(1.31)	$1.07
Loss from discontinued operations	(0.01)	-	-	-

Net (loss) income per share	$(0.15)	$(0.04)	$(1.31)	$1.07

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.14)	$(0.04)	$(1.31)	$0.27
Loss from discontinued operations	(0.01)	-	-	-

Net (loss) income per share	$(0.15)	$(0.04)	$(1.31)	$0.27

Net income (loss) attributable to common shareholders	$(0.15)	$(0.04)	$(1.71)	$1.06

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Financial Data (Unaudited) - (continued)

	2008
	1st	2nd	3rd	4th

Revenue	$10,211,455	$14,197,041	$4,494,943	$7,664,397
Operating expenses	16,983,595	18,180,284	15,785,800	12,029,745

Operating loss from continuing operations	(6,772,140)	(3,983,243)	(11,290,857)	(4,365,348)

Loss from continuing operations	(6,693,504)	(2,126,098)	(11,313,824)	(4,339,302)
Loss from discontinued operations	(356,469)	(2,987,748)	(409,513)	(2,047,347)

Net loss	$(7,049,973)	$(5,113,846)	$(11,723,337)	$(6,386,649)

Basic net loss per share:
Loss from continuing operations	$(0.54)	$(0.17)	$(0.90)	$(0.34)
Loss from discontinued operations	(0.03)	(0.24)	(0.03)	(0.16)

Net loss	$(0.57)	$(0.41)	$(0.93)	$(0.50)

Diluted net loss per share:
Loss from continuing operations	$(0.54)	$(0.17)	$(0.90)	$(0.34)
Loss from discontinued operations	(0.03)	(0.24)	(0.03)	(0.16)

Net loss	$(0.57)	$(0.41)	$(0.93)	$(0.50)

21. Subsequent Events

Under ASC Topic 855, Subsequent Events, the Company has evaluated all subsequent events through the date these consolidated financial statements were filed with the SEC. The Company determined the following to be material subsequent events that require disclosure.

Temporary Subordinated Loan

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Bergeron $731,000 in fees for the loan.

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Subsequent Events - (continued)

Merriman Curhan Ford & Co. & Merriman Curhan Ford Group, Inc. v. XL Specialty Insurance Co.

On February 12, 2010, the Company settled its lawsuit with XL Specialty Insurance Company. As part of its settlement agreement dated September 8, 2009 with DGB Investment, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank (the “Litigants”), the Company assigned certain rights of recovery to the Litigants. The settlement was for $5,750,000, of which the Company’ portion, pursuant to the settlement agreement, was $325,000 less expenses. As a result of the receipt of these proceeds, the Company was obligated to issue 373,563 warrants to purchase shares of the Company’s common stock at a price per share of $0.87. As of December 31, 2009, the Company has accrued for the $325,000 liability that was paid out as warrants subsequent to year end.

Henry Khachaturian v. Merriman Curhan Ford & Co.

In January 2010, the Company was served with a complaint filed in the San Francisco County Superior Court by Henry Khachaturian. The complaint also names as defendants officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. The statement of claim alleges that Mr. Khachaturian was convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company did not permit Mr. Khachaturian to sell the shares when the stock’s price fell. The complaint seeks unspecified compensatory and punitive damages.

Chuck Peterson v. Merriman Curhan Ford & Co.

On February 23, 2010, Chuck Peterson filed a complaint with the San Francisco Superior Court, California, for fraud, breach of fiduciary duty, and misrepresentation. The complaint was served on MCF on March 5, 2010.

The Company believes it has meritorious defenses and intends to contest these claims vigorously.

Irving Bronstein et. al v. Merriman Curhan Ford & Co.

On March 1, 2010, Irving Bronstein, other plaintiffs and MCF settled all legal claims.  The Company has reserved appropriately, as of December 31, 2009, for this matter.

Gary Thornhill, et al. v. Merriman Curhan Ford & Co.

On February 5, 2010, the Thornhill case was consolidated with the Arata case, disclosed in Note 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Burr Pilger Mayer, Inc. (“BPM”), an independent registered public accounting firm, as stated in its audit report appearing herein.

On August 25, 2009, the Company’s Audit Committee and Board of Directors appointed BPM and dismissed Ernst & Young LLP (“E&Y”) as its independent registered public accounting firm.

During the year ended December 31, 2009 and through the date of this Annual Report on Form 10-K, there were no disagreements with BPM or E&Y on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to BPM or E&Y’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Changes in Internal Controls - No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

The annual meeting of our stockholders was held on November 24, 2009. At the annual meeting, our stockholders voted on the matters shown in the table below. Only the Series D Preferred stock was entitled to vote with respect to the elections of Messrs. Arno, Bergeron and Chez.  Only the common stock was entitled to vote with respect to the other director elections.  Both classes voted together as a single class with respect to proposals 2 and 3.  Each director was elected, and each proposal adopted, by the votes shown.

		Votes	Votes	Votes	Broker
		For	Against	Abstained	Non-Votes

1.	Election of Directors:

	John M. Thompson	7,099,545	-	474,094	Not applicable

	D. Jonathan Merriman	7,028,547	-	545,092	Not applicable

	Dennis G. Schmal	7,091,336	-	482,303	Not applicable

	William J. Febbo	7,080,421	-	493,218	Not applicable

	Jeffrey M. Soinski	7,109,411	-	464,228	Not applicable

	Andrew Arno	16,162,993	-	-	Not applicable

	Douglas G. Bergeron	16,162,993	-	-	Not applicable

	Ronald L. Chez	16,162,993	-	-	Not applicable

2.	Adoption of the 2009 Stock Incentive Plan	18,915,215	370,511	3,431	4,447,475

3.	Ratification of the selection of independent registered public accounting firm for fiscal year 2009	23,370,219	347,093	19,320	Not applicable

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Merriman Curhan Ford Group, Inc.

We have audited Merriman Curhan Ford Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merriman Curhan Ford Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Merriman Curhan Ford Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position and the related consolidated statements of operations, stockholders’ equity, and cash flows of Merriman Curhan Ford Group, Inc., and our report dated March 18, 2010 expressed an unqualified opinion.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California
March 18, 2010

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

The information is incorporated by reference to the Company’s definitive 2009 Proxy Statement

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

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merriman Curhan Ford Group, Inc.

March 18, 2010	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer and	March 18, 2010
D. Jonathan Merriman	Director

/s/ Peter V. Coleman	Chief Financial Officer and	March 18, 2010
Peter V. Coleman	Principal Accounting Officer

/s/ John M. Thompson	Chairman of the Board of Directors	March 18, 2010
John M. Thompson

/s/ Andrew Arno	Director	March 18, 2010
Andrew Arno

/s/ Douglas G. Bergeron	Director	March 18, 2010
Douglas G. Bergeron

/s/ Ronald L. Chez	Director	March 18, 2010
Ronald L. Chez

/s/ William J. Febbo	Director	March 18, 2010
William J. Febbo

/s/ Dennis G. Schmal	Director	March 18, 2010
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	March 18, 2010
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

3.4
Certificate of Amendment to the Certificate of Incorporation changing name from MCF Corporation to Merriman Curhan Ford Group, Inc. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008 (Reg. No. 001-15831).

4.1
Form of Convertible Subordinated Note related to the Company’s private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2
Form of Class A Redeemable Warrant to Purchase Common Stock of the Company related to Merriman Curhan Ford Group, Inc. private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.13+
Employment Agreement between the Company and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.15+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No.333-43776)).

10.16+
Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between the Company and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Forms S-8 (Reg. No. 333-43776)).

10.17+
Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+	2000 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.23	Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.29
Agreement between the Company and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001) (Reg. No. 001-15831).

Exhibit No.	Description

10.30+
Offer of Employment Agreement between the Company and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference (Reg. No. 001-15831).

10.31
Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.32
Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.33
Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.34+
Employment Agreement between the Company and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.35+
Employment Agreement between the Company and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.37
Stock Purchase Agreement by and among the Company and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.38
Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.39
Securities Exchange Agreement in connection with Merriman Curhan Ford Group, Inc. dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

Exhibit No.	Description

10.43
Stock Purchase Agreement by and between the Company and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.45	Employment Agreement between the Company and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46
Employment Agreement between the Company and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005) (Reg. No. 001-15831).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+               Represents management contract or compensatory plan or arrangement.