Form 10-K/A
period 2009-12-31
Merriman Curhan Ford Group, Inc.
filed 2010-04-30
CIK 826683

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 18, 2010 (the “Original Filing”). The Company is filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2009. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing or as of December 31, 2009 as required by the context, and the registrant has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 14 are true or complete as of any date subsequent to the date of the Original Filing.

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

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of Merriman Curhan Ford & Co., to a group of investors who are also its employees in order to raise capital. The assets being sold include the Company’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records. As of December 31, 2009, the Company determined that the discontinued operations criteria in ASC Topic 205,  Discontinued Operations , had not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations. In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as Other Income for the year ended December 31, 2009.

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

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business. Its sale would also generate capital necessary for our core business. We determined that the plan of sale criteria in ASC Topic 350,  Intangibles – Goodwill and Other , and ASC Topic 360,  Property, Plant, and Equipment , had been met. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell. As a result, an impairment loss in the amount of $1,937,000 was recorded for the period ended December 31, 2009 and is included in “Other expenses” in the table in Note 9, “Discontinued Operations.” In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

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

We adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 (“ASC 855”), Subsequent Events , and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

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

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2008	-	-	12,310,886	$1,232	(26,438)	$(125,613)	$124,010,283	$(89,079,854)	$34,806,048

Net loss								(30,273,805)	(30,273,805)
Conversion of debt to common stock	-	-	142,858	14	-	-	199,986	-	200,000
Issuance of common stock for MedPanel acquisition	-	-	47,623	5	-	-	193,345	-	193,350
Issuance of common stock	-	-	52,938	5	-	-	95,298	-	95,303
Issuance of restricted common stock	-	-	79,265	8	-	-	(8)	-	-
Exercise of stock warrants	-	-	188,582	20	-	-	374,980	-	375,000
Common stock returned from restricted stock Shareholder	-	-	(65,496)	(6)	-	-	6	-	-
Tax benefits from employee stock option plans	-	-	-	-	-	-	(34,078)	-	(34,078)
Stock-based compensation	-	-	-	-	-	-	2,353,383	-	2,353,383

Balance at December 31, 2008	-	-	12,756,656	1,278	(26,438)	(125,613)	127,193,195	(119,353,659)	7,715,201

Net loss	-	-	-	-	-	-	-	(5,461,763)	(5,461,763)
Issuance of Series D Convertible Preferred Stock	23,720,916	2,372	-	-	-	-	-	-	2,372
Issuance of common stock for MedPanel acquisition	-	-	154,786	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(5,258,802)	-	(5,258,802)
Issuance of restricted common stock	-	-	76,631	21	-	-	83,359	-	83,380
Reclass of warrant liability	-	-	-	-	-	-	10,072,684	-	10,072,684
Issuance of warrant to board member	-	-	-	-	-	-	83,671	-	83,671
Issuance of warrant in connection with issuance of debt	-	-	-	-	-	-	386,278	-	386,278
Common stock returned from Panel Shareholder	-	-	-	-	(175,139)	(100,000)	-	-	(100,000)
Tax benefits from employee stock option plans	-	-	-	-	-	-	(176,964)	-	(176,964)
Stock-based compensation	-	-	-	-	-	-	670,771	-	670,771

Balance at December 31, 2009	23,720,916	$2,372	12,988,073	$1,299	(201,577)	$(225,613)	$133,054,192	$(124,815,422)	$8,016,828

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2009	2008

Cash flows from operating activities:
Net loss	$(5,461,763)	$(30,273,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Reversal of ASC Topic 740 (formerly FIN 48) liability	-	(1,838,743)
Gain on sale of Institutional Cash Distributors	(2,000,000)	-
Depreciation and amortization	488,339	828,598
Stock-based compensation	837,822	2,353,383
Amortization of beneficial conversion feature	180,639	-
Tax benefits (expense) from employee stock option plans	(176,964)	(34,078)
Amortization of discounts on convertible notes payable	552,639	2,584
Amortization of debt issuance costs	346,995	-
Impairment of goodwill	-	3,338,016
Impairment of intangible assets	-	1,200,929
Impairment of securities	-	230,556
Change in value of warrant derivative liability	(6,910,656)	-
Amortization of intangible asset	-	466,142
Noncash legal settlement and fees	1,230,953	-
Noncash professional services	125,089	-
Loss on disposal of equipment and fixtures	285,069	2,921
Provision for uncollectible accounts receivable	128,073	820,417
Common stock received for services	(369,200)	(1,752,625)
Unrealized loss (gain) on securities owned	1,295,475	9,774,573
Changes in operating assets and liabilities:
Securities owned and sold, but not purchased	(1,563,179)	2,292,261
Restricted cash	59,096	(442,025)
Due from clearing broker	(794,046)	(501,089)
Accounts receivable	242,284	1,458,397
Prepaid expenses and other assets	119,067	910,840
Accounts payable	(559,727)	(18,166)
Commissions and bonus payable	945,770	(14,223,458)
Accrued liabilities	(1,629,010)	437,960
Due to clearing and other brokers	(20,837)	21,157
Net cash used in operating activities	(12,648,072)	(24,945,255)
Cash flows from investing activities:
Purchase of equipment and fixtures	(18,632)	(203,566)
Proceeds from sale of equipment and fixtures	9,311	-
Sale of Panel Intelligence	925,858	-
Sale of Institutional Cash Distributors	2,000,000	-
Net cash provided by (used in) investing activities	2,916,537	(203,566)
Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	470,303
Convertible debt fundraising (related party)	625,000	-
Payment of convertible debt (related party)	(125,000)	-
Bridge note (related party)	500,000	-
Note payable (related party)	800,000	-
Payment of note payable (related party)	(800,000)	-
Proceeds from subordinated borrowings (related party)	1,328,614	-
Payment on subordinated borrowings (related party)	(1,328,614)	-
Issuance of preferred stock	8,808,256	-
Preferred stock dividend	(141,100)	-
Debt service principal payments	(636,999)	(702,663)
Net cash provided by (used in) financing activities	9,030,157	(232,360)
Decreases in cash and cash equivalents	(701,378)	(25,381,181)
Cash and cash equivalents at beginning of year	6,358,128	31,962,201
Cash and cash equivalents, assets held for sale	-	(222,892)
Cash and cash equivalents at end of year	$5,656,750	$6,358,128

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	2009	2008

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$261,481	$79,941
Income taxes	$5,200	$565,959

Noncash investing and financing activities:
Reclass of warrant derivative upon amendment	$10,072,684	$-
Deemed dividend on Series D Convertible Preferred Stock	$5,066,702	$-
Stock received as part of Panel sale	$100,000	$-
Conversion of Note into Series D Convertible Preferred Stock	$1,060,717	$-
Conversion of legal settlement into Series D Convertible Preferred Stock	$296,027	$-
Conversion of legal services into Series D Convertible Preferred Stock	$35,000	$-
Conversion of note payable into common stock	$-	$200,000
Purchase of equipment and fixtures through capital lease	$-	$805,776
Issuance of common stock for MedPanel	$-	$193,350

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies - (continued)

Newly Issued Accounting Standards

On July 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards (SFAS) No. 168, Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles , which was primarily codified into ASC 105, “Generally Accepted Accounting Principles.” The ASC does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on the Company’s results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (ASU).

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

The Company adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 (“ASC 855”),  Subsequent Events , and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

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

The total proceeds of $625,000 raised in the transaction described above were accounted for under generally accepted accounting principles, ASC Topic 470,  Debt . The Company has accounted for this transaction as the issuance of convertible debt and a detachable stock warrant.  The total proceeds of $625,000 have been allocated to these individual instruments based on their relative fair value as determined by management.

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

As of December 28, 2009, the Series D Convertible Preferred Stock warrant liability had a fair value of $8,675,000 which was reclassified to additional paid-in capital as of that date. The decrease in market value of $6,590,000 is included in the Consolidated Statements of Operations, in accordance with ASC 815,  Derivatives and Hedging . Other warrants to purchase 140,000 shares of common stock were issued in connection with the Series D Convertible Preferred Stock. These other warrants had the same ratchet provision which was also removed upon warrant amendment on December 28, 2009. These warrants had a fair value of $51,000 as of December 28, 2009.  The total decrease in market value related to these other warrants was $39,000 and is included in the Consolidated Statements of Operations in accordance with ASC 815,  Derivatives and Hedging.

Bridge Note Warrant Liabilities

The warrant liabilities related to outstanding warrants issued in connection with the July 31, 2009 Bridge Note were valued using the Black-Scholes option valuation model.

	July 31,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	2,325,581	2,325,581
Fair value–warrant liability	$693,994	$851,032
Change in value since inception		$157,038

As of December 28, 2009, the Bridge Note warrant liability had a fair value of $851,000 which was reclassified to additional paid-in capital as of that date. The increase in market value of $157,000 is included in the Consolidated Statements of Operations, in accordance with ASC 815,  Derivatives and Hedging .

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

As of December 28, 2009, the total settlement warrant liability had a fair market value of $496,000 which was reclassified to additional paid-in capital as of that date. The decrease in value of $439,000 is included in the Consolidated Statements of Operations in accordance with ASC Topic 815,  Derivatives and Hedging .

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

MERRIMAN CURHAN FORD GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 10. Sale of a Component of an Entity

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MCF, to a group of investors who are also its employees in order to raise capital. The assets being sold include MCF’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records. As of December 31, 2009, the Company determined that the discontinued operations criteria in ASC Topic 205,  Discontinued Operations , had not been met, as such the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104,   “Revenue Recognition”, the Company recognized $2,000,000 as Other Income for the year ended December 31, 2009.

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

San Francisco, California
March 18, 2010

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

John M. Thompson, 71, has served as Chairman of our Board of Directors since November 2007. An experienced business advisor, Mr. Thompson has chaired several boards of directors, including Arthur D. Little and MedPanel, Inc., and served on others. Mr. Thompson resigned as Chairman of Arthur D. Little in February 2003, upon completion of the sale of the company. Mr. Thompson was Chairman of MedPanel, Inc. from 1999 through April 2007, when MedPanel, Inc. was acquired by Merriman Curhan Ford Group, Inc. In his last executive position, he served as chairman and Chief Executive Officer of CSC Europe, overseeing all European operations for the Computer Sciences Corporation (NYSE: CSC). Mr. Thompson left Computer Sciences Corporation in April 1993. Prior to that, he was Vice Chairman of Index Group, the company that pioneered the concepts of process redesign and business reengineering. Mr. Thompson is well known on both sides of the Atlantic as a management consultant, helping better position firms for stronger growth. In the 1960's he was a co-founder of Interactive Data Corporation (NYSE:IDC). Mr. Thompson has been a guest faculty member at several universities including Harvard, MIT and Wharton, and he holds an M.A. from Cambridge University.

D. Jonathan Merriman, 49, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Curhan Ford Group, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations and currently holds a seat on the Board of Directors of Leading Brands, Inc.

Andrew Arno, 50, has served as a member of our Board of Directors and as Merriman Curhan Ford & Co.’s Vice Chairman of the Investment Bank and Head of Capital Markets Advisory since September 2009.  He was most recently the Chief Executive Officer of Unterberg Capital LLC. Arno was a Managing Director at Collins Stewart LLC. In July 2007, Collins Stewart acquired C.E. Unterberg, Towbin. Arno joined C.E. Unterberg, Towbin in 1990 as a Managing Director responsible for Capital Markets and was appointed Chief Executive Officer in 2006. From 1987-1989, Arno was a Vice President at Lehman Brothers. From 1981-1987 he served as Vice President at L.F. Rothschild Unterberg, Towbin Holdings, Inc. where he was involved in portfolio management for high-net-worth individuals. Arno is a graduate of George Washington University.

Douglas G. Bergeron, 49, has served as a member of our Board of Directors since September 2009.  He has been CEO of VeriFone since July 2001, when he spearheaded the acquisition of the company from Hewlett Packard in a transaction valued at $50 million. Since that time, VeriFone’s sales have tripled and the value of the company has grown to more than one billion dollars. Bergeron remains one of the largest individual shareholders of the company.  In June 2002, Bergeron partnered as an investor with GTCR Golder Rauner, a leading private equity firm, to recapitalize VeriFone, and position the company for a new era of market growth. In April 2005, VeriFone became a public company and is listed on the New York Stock Exchange under the symbol "PAY."  Bergeron previously served in a variety of executive management positions at SunGard Data Systems Inc., including President of SunGard Futures Systems and Group CEO of SunGard Brokerage Systems Group. He was also President of Gores Technology Group. Bergeron is on the Listed Company Advisory Committee of NYSE Euronext. Bergeron holds a Bachelor of Arts degree (with Honors) in Computer Science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California.

Ronald L. Chez, 69, has served as a member of our Board of Directors and as the chairman of the Board’s Strategic Advisory Committee since September 2009.  He also serves as president and sole owner of Ronald L. Chez, Inc., a corporation that deals with financial management consulting, public and private investment, turnaround strategies, structuring of new ventures, and mergers and acquisitions. He is currently chairman of the board of EpiWorks, Inc., and serves on the advisory boards of JP Morgan, Chase and Hambrecht & Quist Access Technology Fund. Chez’s past experience includes: advisor to Motorola’s New Ventures Program; board membership and investment committee member for Abbott Capital; consultant and board member for Motorola Process Control and Motorola Teleprograms; and board member and investor in Travelocity.

William J. Febbo, 41, has served as a member of our Board of Director since April 2007. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. We acquired MedPanel, Inc. in April 2007 (now Panel Intelligence, LLC), where Mr. Febbo continued his responsibilities.  Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (a Delaware corporation) from us on January 30, 2009.  Mr. Febbo continues to serve on our Board of Directors but ceased to be an employee of the Company.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Dennis G. Schmal, 63, has served as a member of our Board of Directors and as a member of our Audit Committee since August 2003. Mr. Schmal has also served as a member of our Compensation Committee since March 2007 and has served on the Nominations and Corporate Governance Committee since September 2005. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds the CPA designation. Besides serving on the boards of two private companies, Mr. Schmal also serves on the Board of Directors for Varian Semiconductor Equipment Associates, Inc. (VSEA), a public company and on the boards of the thirteen mutual funds comprising the AssetMark family of mutual funds. Mr. Schmal also served on the board of NorthBay Bancorp (NBAN), a public bank holding company, until it was sold in 2007. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration- Finance and Accounting Option.

Jeffrey M. Soinski, 48, has served as a member of our Board of Directors since August 2008.  Mr. Soinski is a Special Venture Partner with Galen Partners, a leading private equity firm focused solely on the healthcare industry.  Since September 2009, Mr. Soinski has served as Chief Executive Officer of Medical Imaging Holdings, Inc., a Galen Partners portfolio company, as well as Medical Imaging Holdings’ primary operating company Unisyn Medical Technologies, Inc., a national provider of technology-enabled service solutions to the medical imaging industry.  Prior to Galen Partners, Mr. Soinski was President and CEO of Specialized Health Products International, Inc., a publicly-traded manufacturer and marketer of proprietary safety medical products that was acquired by C. R. Bard, Inc. in June 2008.  In 2008, Mr. Soinski was named “Utah CEO of the Year” for small public companies by Utah Business magazine.  Prior to Specialized Health Products, Mr. Soinski had been President and CEO of ViroTex Corporation, a ventured-backed pharmaceutical company he sold to Atrix Laboratories, Inc. in 1998.  Earlier in his career, Mr. Soinski worked as an executive at leading national advertising agencies and was a new products marketing executive at Nabisco Brands.  In 2000 and 2001, he led the full-service advertising agency Mad Dogs & Englishmen as Managing Director and CEO.  Mr. Soinski holds a B.A. degree from Dartmouth College.

Executive Officers

D. Jonathan Merriman, 49, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Curhan Ford Group, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations and currently holds a seat on the Board of Directors of Leading Brands, Inc.

Peter V. Coleman, 41, has served as Chief Executive Officer of Merriman Curhan Ford & Co. since June 2009, Chief Financial Officer for Merriman Curhan Ford Group, Inc. since May 2008, and Chief Operating Officer since January 2009.  Mr. Coleman was most recently with ThinkPanmure, an investment bank, where he served as CFO since March 2007, COO since November 2006, Director of Research from September 2005 until November 2006, the Head of Brokerage from June 2006 until June 2007, and was a member of the Board of Directors since April 2007.  Prior to that, he was a principal and senior research analyst at Schwab SoundView, an investment bank, focusing on technology from May 2002 to November 2004.

Christopher L. Aguilar, 47, served as General Counsel of Merriman Curhan Ford Group, Inc. from March 2000 to April 2009. From August 1995 to March 2000, Mr. Aguilar was a partner at Bradley, Curley & Asiano, a San Francisco law firm, where he represented the interests of public and private corporations, small businesses and individuals in commercial litigation. Mr. Aguilar has also worked for the San Francisco City Attorney and Alameda County District Attorney’s offices. Mr. Aguilar received his juris doctorate degree from the University of California, Hastings College of the Law. He also attended Oxford University as an undergraduate and received his Bachelor of Arts degree from the Integral Program at St. Mary’s College of California where he was included in Who’s Who among American Colleges and Universities. Mr. Aguilar has served as an adjunct professor at University of California, Hastings College of the Law.

Robert E. Ford, 49, served as President of Merriman Curhan Ford Group, Inc. from February 2001 to June 30, 2009, served as President of the Services Group of Merriman Curhan Ford & Co. from January 2009 to February 2010, and also served as Chief Operating Officer of Merriman Curhan Ford Group, Inc. from February 2001 to January 2009. Prior to joining Merriman Curhan Ford Group, Inc., from February 2000 to February 2001, Mr. Ford was a co-Founder and CEO of Metacat, Inc., a content management ASP that specialized in enabling supplier catalogs for Global 2000 private exchanges and eMarketplaces. From June 1996 to December 1999, he was President/COO and on the founding team of JobDirect.com, a leading resume and job matching service for university students, which was acquired by Korn Ferry International. Previously, Mr. Ford co-founded and managed an education content company from September 1994 to 1996. Prior to that, from May 1992 to August 1994, he headed up a turnaround and merger as General Manager of a 65 year-old manufacturing and distribution company. Mr. Ford started his career as VP of Business Development at Lazar Enterprises, a technology-consulting firm he helped operate from June 1989 to February 1992. He earned his Masters in International Business and Law from the Fletcher School of Law and Diplomacy in 1989 at Tufts University and a BA with high distinction from Dartmouth College in 1982.

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

Involvement in Certain Legal Proceedings

On November 10, 2009, the Securities and Exchange Commission (“SEC”) issued an Order Instituting Administrative and Cease-and-Desist Proceedings Pursuant to Sections 15(b) and 21(c) of the Securities and Exchange Act of 1934, Making Findings and Imposing Remedial Sanctions and a Cease-and-Desist Order as to Merriman Curhan Ford & Co., D. Jonathan Merriman, and Christopher Aguilar  (the “Order”).  The Order was issued in connection with the conduct of David Scott Cacchione (“Cacchione”), a former broker of Merriman Curhan Ford & Co. (“MCF”), the operating subsidiary of the Company, from approximately March 2006 to April 2008 for violation of the anti-fraud provisions of the federal securities laws.  Cacchione was fired in May 2008, shortly after the underlying facts became known.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file reports with the SEC on Forms 3, 4 and 5 for the purpose of reporting their ownership of and transactions in the Company’s equity securities.  During 2009, Ronald L. Chez filed three reports on Form 4 late and D. Jonathan Merriman filed one report on Form 4 late.

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

Audit Committee

The Company has a standing audit committee whose members are Dennis G. Schmal, John M. Thompson, and Jeffrey M. Soinski.

Audit Committee Financial Expert

The Board of Directors has determined that Dennis G. Schmal is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The Board’s affirmative determination for Dennis G. Schmal was based, among other things, upon his 27 years at Arthur Andersen LLP, most of those years as a partner in the audit practice.

Item 11. Executive Compensation

SUMMARY 2009 COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer, our two other most highly compensated executive officers, and one individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer during the years ended December 31, 2009, whom we refer to as our named executive officers.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e)	Option Awards ($) (f)	Total ($) (g)
D. Jonathan Merriman	2009	273,376	25,000	—	2,391,865	2,690,241
Chief Executive Officer	2008	222,917	—	—	—	222,917
	2007	250,000	1,315,000	—	23,970	1,588,970

Peter V. Coleman	2009	210,635	25,000	—	1,019,515	1,255,150
Chief Financial Officer	2008	120,914	—	—	50,925	171,839
Chief Operating Officer	2007	—	—	—	—	—

Robert E. Ford (1)	2009	175,270	—	—	283,280	458,550
Chief Operating Officer	2008	222,917	—	—	—	222,917
	2007	250,000	830,000	61,875	22,992	1,164,867

Christopher L. Aguilar	2009	59,825	—	—	—	59,825
General Counsel	2008	208,693	—	—	75,730	284,423
	2007	225,000	290,000	8,875	9,042	532,917

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

The Black Scholes model assumptions (averaged over each year) are as follows:

	2009	2008	2007
Volatility	128%	70%	63%
Average expected term (years)	2.4	6.3	4.2
Risk-free interest rate	1.23%	3.10%	4.55%
Dividend yield	—	—	—

Each of Messrs. Merriman and Ford were parties to employment agreements with the Company which expired in 2007 and have not yet been renewed. Compensation awarded to our named executive officers was determined by the compensation committee of our Board.

Pursuant to its practice, the Company provides Messrs. Merriman and Coleman with parking at the Company’s principal offices.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares	Shares
	Underlying	Underlying			or Units	or Units
	Unexercised	Unexercised	Option	Option	of Stock That	of Stock That
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
	Exercisable	Unexercisable	Price	Date	Vested	Vested
	(b)	(c)	($/Sh) (e)	(f)	(#)(g)	($) (h) (1)
D. Jonathan Merriman	—	850,000	0.43	5/8/2019	—	—
		2,500,000	1.20	11/11/2019

Peter V. Coleman	—	400,000	0.43	5/8/2019	—	—
		150,000	0.46	7/1/2019
		1,000,000	1.20	11/11/2019

Rob Ford	—	400,000	0.43	5/8/2019	32,143	27,964
		200,000	1.20	11/11/2019

Christopher L. Aguilar (2)	—	—	—	—	—	—

(1)
Amounts in this column for Mr. Ford have been calculated by multiplying the closing price of a share of our common stock on December 31, 2009 ($0.87) by the number of restricted shares that were unvested on such date. Restricted shares vest in full on July 16, 2010.

(2)	Mr. Aguilar served as General Counsel of the Company until April 2009.

DIRECTOR COMPENSATION IN 2009

The following table sets forth information about the compensation earned by members of our Board of Directors during the fiscal year ended December 31, 2009. Mr. D. Jonathan Merriman, who served as Chief Executive Officer and as a Board member, and Mr. Andrew Arno, who served as a Board member and as Merriman Curhan Ford & Co.’s Vice Chairman of the Investment Bank, did not receive any compensation for their service as directors.  Mr. William J. Febbo, who served until January 2009 as the Chief Executive Officer of Panel Intelligence, LLC, a subsidiary of the Company, and as a Board member also did not receive any compensation for his service as a director while an employee.  Upon the sale of Panel Intelligence, LLC, Mr. Febbo began receiving compensation for his service as Director.

For the year ended December 31, 2009, directors did not receive any compensation in the form of participation in non-equity incentive or pension plans, or any other form of compensation other than awards of cash, stock, and stock options. The Company’s director compensation program for 2009 took into consideration service on committees of the Board. For service on the Board and attendance at the four scheduled quarterly meetings, each of our independent directors was awarded, on an annual basis, a cash award, a number of fully vested shares, and shares of stock options immediately exercisable. The number of shares and of stock options awarded was determined by a value established by the Board prior to the beginning of the year and the price of the Company’s share of common stock on the grant date.  As the Board and each committee have four scheduled meetings each year, one-fourth of each Director’s award was granted on each of the scheduled meeting dates, provided the Director attended. Additional meetings (whether by phone or in person) were scheduled as necessary for which no additional compensation was awarded. Directors who served on any of the Board’s committees were awarded an additional number of shares for each committee.

As Chairman, Mr. Thompson’s compensation was also in the form of cash, shares of fully vested stock, and of stock options.  The number of stock and stock options was higher relative to other directors.

Accordingly, the compensation earned by our Directors in 2009 was as follows:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d) (2)	All Other Compensation ($) (e)	Total ($) (f)
John M. Thompson, Chair	50,000	25,000	7,983	—	82,983
Andrew Arno (3)	—	—	—	—	—
Douglas G. Bergeron (4)	—	4,375	—	—	4,375
Ronald L. Chez (5)	—	—	—	83,670	83,670
William J. Febbo (6)	20,000	10,000	3,193	—	33,193
D. Jonathan Merriman (7)	—	—	—	—	—
Dennis G. Schmal	20,000	10,000	3,193	—	33,193
Jeffrey M. Soinski	20,000	10,000	3,193	—	33,193

(1)
The amounts in this column reflect the value of the shares of stock awarded, calculated by multiplying the closing price of a share of our common stock on the applicable grant date by the number of shares awarded on such date. All grants were made on the day of the Board meeting, were immediately vested and any restrictions were removed.

(2)
The directors received stock options for one quarter of service in 2009 at a grant date fair value of $0.2746 per share. The values of the stock options are calculated through the use of the Black-Scholes model as of the grant date, in accordance with FASB ASC Topic 718.

(3)
Mr. Andrew Arno is the Vice Chairman of the Company’s operating subsidiary, Merriman Curhan Ford & Co., for which compensation is not included in this table. In accordance with Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.

(4)	Mr. Bergeron joined the board of directors in 2009. His compensation reflects his service for the period of the year during which he served.

(5)
Mr. Chez chairs the Strategic Advisory Committee of the board of directors. His monthly compensation for such service is the grant of ten-year warrants to purchase 25,000 shares of the Company’s common stock at an exercise price of $0.65 per share. Mr. Chez has declined to receive additional compensation for service on the Board.

(6)
In 2008, Mr. Febbo was also the Chief Executive Officer of Panel Intelligence LLC, a subsidiary of the Company, which was sold in January of 2009. As Mr. Febbo was no longer an employee of the Company or its subsidiaries, he began receiving compensation for service on the Board.

(7)
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2009 including the 1999 Stock Option Plan, the 2000 Stock Option and Incentive Plan, the 2001 Stock Option and Incentive Plan, the 2003 Stock Option and Incentive Plan, the 2009 Stock Incentive Plan, the 2006 Directors’ Stock Option and Incentive Plan, and the 2002 Employee Stock Purchase Plan.

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

	Common Stock		Series D Convertible Preferred Stock (1)
Name of Beneficial Owner	Beneficially Owned	Percent (2)	Beneficially Owned	Percent (2)
D. Jonathan Merriman	1,347,377	9%	232,558	1%
Peter V. Coleman	623,256	4%	232,558	1%
Robert E. Ford	458,139	3%	58,139	*
Christopher L. Aguilar	—	—	—	—
John M. Thompson (3)	214,620	2%	116,279	*
Ronald L. Chez	10,192,375	43%	7,906,976	34%
Andrew Arno (4)	1,895,346	13%	1,895,346	8%
Douglas G. Bergeron	1,871,488	12%	1,860,465	8%
Dennis G. Schmal	192,194	1%	116,279	*
Jeffrey M. Soinski	147,307	1%	116,279	*
William J. Febbo	419,195	3%	116,279	*
All directors and executive officers as a group [11 persons] (5)	17,361,297	56%	12,651,158	55%
Highfields Capital Management LP (6)
John Hancock Tower
200 Clarendon Street
Boston, MA 02116	1,146,461	8%	—	—
Grand Slam Capital Master Fund Ltd 2200 Fletcher Ave Fort Lee, NJ 07024	1,163,000	8%	1,163,000	5%
Almond Ventures LLC P.O. Box 2100 Mill Valley, CA 94942	1,000,000	7%	1,000,000	4%
Michael E. Marrus	930,232	6%	930,232	4%
Thomas Unterberg	813,953	6%	813,953	4%

*	Less than one percent.

(1)	Ownership of all Series D Convertible Preferred Stock shares was a result of investment in the Company’s strategic transaction of September 8, 2009.

(2)
Applicable percentage ownership is based on 13,593,131 shares of common stock outstanding as of March 31, 2010. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of March 31, 2010, including (a) shares subject to options, warrants or any other rights exercisable within 60 days March 31, 2010, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(3)	This amount shown as owned by Mr. Thompson includes 72,953 shares of common stock which was transferred to family members. Mr. Thompson disclaims beneficial ownership of these shares.

(4)
This aggregate amount shown as owned by Mr. Arno includes (i) 145,348 shares of Series D Convertible Preferred Stock and warrants to purchase 145,348 shares of Common Stock held by each of MJA Investments LLC and JBA Investments LLC and (ii) 209,302 shares of Series D Convertible Preferred Stock and exercise of warrants to purchase 209,302 shares of Common Stock held by an individual retirement account for the benefit of Mr. Arno. Mr. Arno serves as investment advisor to each of MJA Investments LLC and LBA Investments LLC and disclaims all beneficial ownership of the securities held by each of those entities.

(5)	All directors and executive officers have the business address of 600 California Street, 9 th Floor, San Francisco, CA 94108.

(6)
According to Schedule 13G/A filed February 16, 2009, Highfields Capital Management, LP is the investment manager to each of three funds: Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III LP (collectively the “Funds”). The Funds directly own 1,146,461 shares of common stock. Highfields Capital Management, LP; Highfields GP, LLC, the general partner of Highfields Capital Management, LP; Highfields Associates, LLC, the general partner of the Funds; Jonathon S. Jacobson, a Managing Member of Highfields GP and a Senior Managing Member of Highfields Associates; Richard L. Grubman, a Managing Member of Highfields GP and a Senior Managing Member of Highfields Associates are each members of a voting group that have voting power over the shares. Highfields Capital I LP has sole voting power over 117,912 of the shares. Highfields Capital II LP has sole voting power over 225,448 of the shares. Highfields Capital III LP, a Cayman Islands, B.W.I., has sole voting power over 803,101 of the shares. The securities were acquired from the Company as part of a private placement closed on April 3, 2003.

Item 13. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

William J. Febbo has been a Director of the Company since April 2007. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., or MedPanel, an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. Mr. Febbo also owned approximately 18% of the common stock of MedPanel on a fully diluted basis. In April 2007, MedPanel, was acquired by the Company pursuant to an Agreement and Plan of Merger, a binding agreement which was signed in November 2006, and became Panel Intelligence, LLC, a subsidiary of the Company. One of the terms of the Agreement and Plan of Merger was that the Company would use its best efforts to cause Mr. Febbo to be elected to the Company’s Board of Directors on which he remains. Under the terms of this Agreement and Plan of Merger, the Company paid $6.5 million in common stock for MedPanel. The selling stockholders of MedPanel would have been entitled to additional consideration on the third anniversary from the closing based upon Panel Intelligence, LLC (a Delaware corporation) achieving specific revenue and profitability milestones. The payment of the incentive consideration would have been 50% in cash and 50% in the Company’s common stock and may not exceed $11,455,000.  The payment of the incentive consideration did not occur as the milestones for additional consideration were deemed unachievable and therefore no longer of value to previous MedPanel Shareholders. (see  Recent Events , below).

Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation), which acquired the assets of Panel Intelligence, LLC (a Delaware corporation) from the Company on January 30, 2009.  The acquisition consideration was $1.1 million, consisting of $1 million in cash and the return of a number of shares of the Company’s common stock received in the acquisition MedPanel with a value of $100,000.  Mr. Febbo continues to serve on the Company’s Board of Directors but ceased to be an employee of the Company.

The Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction. During the first year, the Chair of the Committee will be compensated with warrants to purchase 300,000 shares the Company’s common stock at $0.65, to be issued pro rata on a monthly basis. As of December 31, 2009, 93,333 warrants were issued to Mr. Chez in connection with his service on the Committee. To date, Mr. Chez is the sole member of the Committee. No other compensation arrangement for service on the Committee has been made. Mr. Chez receives no additional compensation for his service on the Board of Directors.

On May 29, 2009, the Company issued and sold $625,000 in principal amount of Secured Convertible Promissory Notes to a group of accredited investors, including Mr. D. Jonathan Merriman, the Company’s Chief Executive Officer, and Mr. Ronald L. Chez, who later joined the Company’s Board of Directors in September 2009.  Mr. Merriman purchased $50,000 and Mr. Chez, $100,000 of the note.  The note carried an interest of 11% per annum, payable on maturity.  Both the interest and accrued interest were convertible in shares of the Company’s common stock at $0.50 per share.  The principal and interest accrued under the Note was converted into investment in the Company’s Series D Convertible Preferred Stock transaction of September 2009.  In connection with the transaction, Mr. Merriman received ten-year warrants to purchase 75,000 shares of the Company’s common stock at $0.50 per share.  Mr. Chez received ten-year warrants to purchase 150,000 shares of the Company’s stock at $0.50 per share. Both Mr. Merriman’s and Mr. Chez’s warrants remain outstanding.

Prior to Mr. Chez joining the Board, the Company issued and sold a secured promissory note (“Note”) to Mr. Chez in the principal amount of $500,000 from the Company in July 2009.  The Note was issued in a private placement to Mr. Chez as an accredited investor exempt from registration requirements.  The Note carried an interest rate of 9% per annum, payable on maturity.  The principal and interest accrued under the Note was converted into investment in the Company’s Series D Convertible Preferred Stock strategic transaction of September 2009.  The Note was issued with ten-year warrants to purchase 1,162,791 shares of the Company’s common stock at $0.65 per share, which remain outstanding.  The Note was personally guaranteed by Messrs. Merriman and Coleman.

Messrs. Merriman and Coleman each originally received ten-year warrants to purchase 581,395 shares of the Company’s common stock at $0.65 per share as compensation for their personal guarantees.  Subsequent to issuance, Messrs. Merriman and Coleman each transferred ownership of 228,327 warrants to Mr. Chez and retained ownership of 290,698 warrants each.  The balance of 62,370 warrants were transferred by each of Messrs. Merriman and Coleman to third parties in connection with investments in the Company’s Series D Preferred Convertible Stock strategic transaction of September 2009.

On September 8, 2009, the Company closed its strategic transaction of $10.2 million.  The Company issued approximately 23,721,000 shares of Series D Convertible Preferred Stock valued at $0.43 to approximately 50 accredited investors including certain executive officers of the Company, including Messrs. Merriman, Coleman, and Ford; and directors, including Messrs. Chez, Thompson, Arno, Bergeron, Febbo, Schmal and Soinski.  Each share of the Series D Convertible Preferred Stock is convertible to one share of the Company’s common stock.  For each share of the Series D Convertible Preferred Stock, the Company also issued to the same investor a five-year warrant to purchase one share of the Company’s common stock at the exercise price of $0.65.  The stock and warrants were issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended.  Mr. Chez acquired $3,400,000 of the Series D Convertible Preferred Stock and associated warrants.  Mr. Arno acquired $690,000, and Mr. Bergeron, $800,000.

On September 8, 2009, the Company settled with seven litigants, including DGB Investment, Inc. (“DGB”), a private investment company.  Mr. Douglas G. Bergeron is the Chief Executive Officer and sole board member of DGB.  Subsequent to the settlement, Mr. Bergeron joined the Company’s Board of Directors.  Under the terms of the settlement, the Company issued five-year warrants to purchase the Company’s common stock at an exercise price of $0.65 per share to the litigants.  The Company issued such warrants to purchase 105,846 shares to DBG.  In addition, the Company assigned to the litigants, including DGB, certain rights to collect potential judgment awards in the litigation against the Company’s insurance company, XCEL Insurance.

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

On July 29, 2009, Mr. D. Jonathan Merriman, the Company’s CEO, made a short-term loan to the Company in the amount of $200,000.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.

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

Director Independence

The listing standards of The NASDAQ Stock Market, as well as the American Stock Exchange, which the Company voluntarily withdrew its listings from in February 2008, require that a majority of our Board of Directors be comprised of independent directors. The Board has determined that the following Board members are independent, consistent with the guidelines of The NASDAQ Stock Market, as well as the American Stock Exchange: John M. Thompson, Dennis G. Schmal, Jeffrey M. Soinski, Ronald L. Chez, and Douglas G. Bergeron. The board based this determination primarily on a review of the responses of our directors and executive officers to questions regarding employment and compensation history, affiliations, and family and other relationships, as well as on discussions with the directors.  Accordingly, only independent members of the Board constitute its Audit Committee, Nominating and Corporate Governance Committee and its Compensation Committee.

Item 14. Principal Accounting Fees and Service

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

Burr Pilger Mayer, Inc. (“BPM”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2009 and is serving in such capacity for the current fiscal year.  BPM was engaged in August 2009.  Representatives of BPM were available at the Annual Stockholders’ Meeting in 2009 and are expected to be available in future Annual Stockholders’ Meetings. Such representatives will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

The aggregate fees billed by BPM for professional services to the Company were $505,500 in 2009.  Ernst & Young served as the Company’s independent registered public accounting firm for the fiscal year ended 2008.

Audit Fees.  The aggregate fees billed by BPM for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements, the audit of management’s report on the effectiveness of our company’ s internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, and services that are normally provided in connection with statutory and regulatory filings or engagements were approximately $440,700 in 2009.  Ernst & Young’s aggregated fees billed for professional services rendered for the audit in 2009 were $185,500 and in 2008 were $885,800.

Audit Related Fees.  There were no aggregate fees billed by BPM or Ernst & Young for 2009 and 2008, respectively, for professional assurance and related services reasonably related to the performance of the audit of the Company’s financial statements, but not included under Audit Fees.

Tax Fees.  The aggregate fees billed by BPM for professional services for tax compliance, tax advice and tax planning were $0 in 2009.  Ernst & Young’s aggregated fees billed for professional services for tax compliance in 2008 was $25,500.These fees primarily related to consultation for the preparation of the Company’s Federal, state and local tax returns. These fees also related to assisting the Company with analyzing shifts in the ownership of the Company’s stock for purposes of determining the application of Section 382 of the Internal Revenue Code to the Company.

All Other Fees.  The aggregate fees for all other services rendered by BPM were $64,800 in 2009, which primarily related to non-audit services performed prior to BPM being appointed as the independent registered public accounting firm for the Company. Ernst & Young’s aggregated fees billed for all other services rendered in 2008 were $0.

The Audit Committee has formal policies and procedures in place with regard to the approval in advance of all professional services provided to the Company by its independent registered public accountants. With regard to audit fees, the Audit Committee reviews the annual audit plan and approves the estimated annual audit budget in advance. With regard to tax services, the Audit Committee reviews the description and estimated annual budget for tax services to be provided by the Company’s tax consultants in advance. During 2009, the Audit Committee approved all of the independent registered public accountants’ fees in advance.

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

Merriman Curhan Ford Group, Inc.

April 30, 2010	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer and	April 30, 2010
D. Jonathan Merriman	Director

/s/ Peter V. Coleman	Chief Financial Officer and	April 30, 2010
Peter V. Coleman	Principal Accounting Officer

/s/ John M. Thompson	Chairman of the Board of Directors	April 30, 2010
John M. Thompson

/s/ Andrew Arno	Director	April 30, 2010
Andrew Arno

/s/ Douglas G. Bergeron	Director	April 30, 2010
Douglas G. Bergeron

/s/ Ronald L. Chez	Director	April 30, 2010
Ronald L. Chez

/s/ William J. Febbo	Director	April 30, 2010
William J. Febbo

/s/ Dennis G. Schmal	Director	April 30, 2010
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 30, 2010
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

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