Form 10-Q
period 2010-03-31
Merriman Curhan Ford Group, Inc.
filed 2010-05-17
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

The number of shares of Registrant’s common stock outstanding as of May 13, 2010 was 13,549,082.

Merriman Curhan Ford Group, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months Ended March 31, 2010 and 2009	3
Consolidated Statements of Financial Condition as of March 31, 2010 and 2009	4
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and 2009	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	44
ITEM 4. Controls and Procedures	45

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	46
ITEM 1A. Risk Factors	48
ITEM 6. Exhibits	49
Signatures	50
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue:
Commissions	$10,428,255	$9,117,928
Principal transactions	(206,781)	(842,536)
Investment banking	6,046,673	1,216,417
Advisory and other	239,373	558,813

Total revenue	16,507,520	10,050,622

Operating expenses:
Compensation and benefits	11,915,532	9,265,167
Brokerage and clearing fees	458,216	312,959
Professional services	466,794	767,234
Occupancy and equipment	482,781	576,390
Communications and technology	694,502	721,265
Depreciation and amortization	102,491	147,242
Travel and entertainment	525,932	235,124
Legal services and litigation settlement expense	390,077	345,516
Other	1,103,969	696,623

Total operating expenses	16,140,294	13,067,520

Operating income (loss)	367,226	(3,016,898)

Other income	-	1,200,000
Interest income	3,335	6,487
Interest expense	(14,920)	(15,365)

Income (loss) from continuing operations before income taxes	355,641	(1,825,776)

Income tax expense	(15,294)	(3,216)

Income (loss) from continuing operations	340,347	(1,828,992)

Income (loss) from discontinued operations	-	(94,894)

Net income (loss)	340,347	(1,923,886)
Preferred stock cash dividend	$(151,800)	$-
Net income (loss) attributable to common shareholders	$188,547	$(1,923,886)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.15)
Loss from discontinued operations	-	(0.01)

Net income (loss)	$0.03	$(0.15)
Net income (loss) attributable to common shareholders	$0.01	$(0.15)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.14)
Income (loss) from discontinued operations	-	(0.01)

Net income (loss)	$0.01	$(0.15)
Net income (loss) attributable to common shareholders	$0.00	$(0.15)

Weighted average number of common shares:
Basic	12,802,288	12,603,744
Diluted	45,001,720	12,603,744

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
	2010	2009

Assets

Cash and cash equivalents	$6,404,282	$5,656,750
Securities owned:
Marketable, at fair value	3,661,796	4,728,940
Not readily marketable, at estimated fair value	892,003	272,463
Other	81,876	67,448
Restricted cash	1,072,086	1,072,086
Due from clearing broker	2,309,648	2,546,581
Accounts receivable, net	492,914	470,992
Prepaid expenses and other assets	1,156,681	801,946
Equipment and fixtures, net	417,428	506,535

Total assets	$16,488,714	$16,123,741

Liabilities and Stockholders' Equity

Liabilities:
Accounts payable	$463,758	$346,220
Commissions and bonus payable	3,896,318	4,133,924
Accrued expenses	2,544,581	2,755,831
Due to clearing and other brokers	8,514	7,185
Securities sold, not yet purchased	453,366	161,461
Deferred revenue	65,000	304,334
Capital lease obligation	330,081	397,958

Total liabilities	7,761,618	8,106,913

Stockholders’ equity:
Convertible Preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of
March 31, 2010 and December 31 2009; aggregate liquidation
preference of $0	-	-
Convertible Preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of
March 31, 2010 and December 31, 2009; aggregate liquidation
preference of $0	-	-
Convertible Preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of
March 31, 2010 and December 31, 2009; aggregate liquidation
preference of $0	-	-
Convertible Preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 23,162,778 shares outstanding as of March 31, 2010; 23,720,916 shares issued and
23,720,916 sharesand outstanding as of December 31, 2009;
aggregate liquidation preference of $9,959,995 prior to conversion,
and pari passu with common stock on conversion	2,316	2,372
Common stock, $0.0001 par value; 300,000,000 shares authorized;
13,762,865 and 12,988,073 shares issued and 13,561,288 and
12,786,496 shares outstanding as of March 31, 2010 and
December 31, 2009, respectively	1,376	1,299
Additional paid-in capital	133,424,093	133,054,192
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(124,475,076)	(124,815,422)

Total stockholders’ equity	8,727,096	8,016,828

Total liabilities and stockholders’ equity	$16,488,714	$16,123,741

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	March 31,	March 31,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$340,347	$(1,923,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of Institutional Cash Distributors	-	(1,200,000)
Depreciation and amortization	102,491	157,852
Stock-based compensation	227,631	89,616
Loss on disposal of equipment and fixtures	-	294,379
Provision for uncollectible accounts receivable	(3,841)	-
Securities received for services	(727,242)	(168,913)
Unrealized loss on securities owned	447,798	1,011,777
Changes in operating assets and liabilities:
Securities owned and sold, but not purchased	1,004,523	(2,070,773)
Restricted cash	-	1,043
Due from clearing broker	236,934	(244,809)
Accounts receivable	(18,080)	20,728
Prepaid expenses and other assets	(354,735)	34,529
Accounts payable	117,537	(381,632)
Commissions and bonus payable	(237,606)	856,116
Accrued liabilities	(193,214)	(1,556,178)
Due to clearing and other brokers	1,329	(19,180)

Net cash provided by (used in) operating activities	943,872	(5,099,331)

Cash flows from investing activities:
Purchase of equipment and fixtures	(13,382)	-
Sale of Panel Intelligence	-	702,965
Sale of Institutional Cash Distributors	-	1,200,000

Net cash (used in) provided by investing activities	(13,382)	1,902,965

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	36,720	-
Preferred stock dividend	(151,800)	-
Debt service principal payments	(67,878)	(245,307)

Net cash used in financing activities	(182,958)	(245,307)

Increase (decrease) in cash and cash equivalents	747,532	(3,441,673)

Cash and cash equivalents at beginning of year	5,656,750	6,358,128

Cash and cash equivalents, assets held for sale	-	222,892

Cash and cash equivalents at end of year	$6,404,282	$3,139,347

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$14,921	$16,067
Income taxes	$-	$3,216

Noncash investing and financing activities:
Warrant issued for legal settlement	$257,370	$-
Stock received as part of Panel sale	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim unaudited financial statements included herein for Merriman Curhan Ford Group, Inc. (formerly MCF Corporation), or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and the financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These financial statements should be read in conjunction with the Company’s 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2009.

Under Accounting Standards Codification Topic (“ASC”) 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date these consolidated financial statements were filed with the SEC.

Securities Owned

“Securities owned” and “Securities sold, but not yet purchased” in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statement of operations.   The securities owned are classified into “Marketable,” “Non-marketable” and “Other.”  Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under Rule 144A or have some restriction on their sale whether or not a buyer is identified.  Other securities consist of investments accounted for under the equity method.

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

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, “Fair Value Measurement” and Disclosures for our financial assets and liabilities. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 5, Fair Value of Assets and Liabilities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies — continued

Commissions and Principal Transactions Revenue

Commissions revenue includes revenue resulting from executing trades in stock exchange-listed securities, over-the- counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in exchange-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

Stock-based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, and restricted stock. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Stock-based compensation expense recognized in the Company’s consolidated statement of operations includes compensation expense for stock-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all stock-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate stock-based compensation resulting from the issuance of options, restricted common stock, and warrants, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

 Segment Reporting

The Company has determined that it has only one operating and reportable segment, Merriman Curhan Ford & Co., for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of March 31, 2010 and December 31, 2009, and consolidated total revenues for the three-month period ended March 31, 2010 and 2009.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements," which amends certain provisions of the current guidance, including the elimination of the requirement for disclosure of the date through which an evaluation of subsequent events was performed in issued and revised financial statements. This guidance was effective for the first interim and annual reporting periods beginning after issuance (March 31, 2010 for our company). The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance did not have a material impact on our consolidated financial statements. (See Note 5 - Fair Value of Financial Instruments.)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Liquidity

We incurred substantial losses and negative cash flows from operations in 2009 and 2008. We had net losses of $5,462,000 and $30,274,000 in 2009 and 2008, respectively, and negative operating cash flows of $12,648,000 and $24,945,000 for the same respective years. As of March 31, 2010, we had retained deficit of $124,475,000. While we believe our current funds will be sufficient to enable us to meet our planned expenditures through at least April 1, 2011, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures if not to raise additional capital. Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

3. Issuance of Warrants

Convertible Notes

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes were converted into Series D Convertible Preferred Stock (see Note 4).  No Notes remain outstanding.

The Notes were issued with warrants (the “Warrants”) to purchase additional shares of common stock of the Company at $0.50 per share for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $0.50.  The Warrants remain outstanding and are exercisable at any time.

Bridge Note

Ronald L. Chez is a member of the Company’s Board of Directors.  Prior to Mr. Chez joining the Board, he received a secured promissory note (the “Chez Note”) in the principal amount of $500,000 from the Company in July 2009.  The Chez Note was issued in a private placement to Mr. Chez as an accredited investor exempt from registration requirements.  The Chez Note carried an interest rate of 9% per annum, payable on maturity.  The principal and interest accrued under the Chez Note was converted into investment in the Company’s Series D Convertible Preferred Stock strategic transaction of September 2009.  The Chez Note was issued with ten-year warrants to purchase 1,162,791 shares of the Company’s common stock at $0.65 per share, which remain outstanding.  The Chez Note was personally guaranteed by Messrs. Merriman and Coleman.

D. Jonathan Merriman is the Company’s Chief Executive Officer and Peter V. Coleman, the Chief Financial Officer.  Messrs. Merriman and Coleman each originally received ten-year warrants to purchase 581,395 shares of the Company’s common stock at $0.65 per share as compensation for their personal guarantees.  Subsequent to issuance, Messrs. Merriman and Coleman each transferred ownership of 228,327 warrants to Mr. Chez and retained ownership of 290,698 warrants each.  The balance of 62,370 warrants was transferred by each of Messrs. Merriman and Coleman to third parties in connection with investments in the Company’s Series D Preferred Convertible Stock strategic transaction of September 2009.

The Chez Note was converted into Series D Convertible Preferred Stock on September 8, 2009.  As of March 31, 2010, no portion of the Chez Notes remain outstanding.  The warrants remain outstanding and may be exercised at the discretion of the holders.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Warrants — continued

XL Settlement Warrants

On February 12, 2010, the Company settled its lawsuit with XL Specialty Insurance Company.  As part of its settlement agreement dated September 8, 2009 with DGB Investment, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank (the “Litigants”), the Company assigned certain rights of recovery to the Litigants.  The settlement was for $5,750,000, of which the Company’ portion, pursuant to the settlement agreement, was $325,000 less expenses.  As a result of the receipt of these proceeds, the Company was obligated to issue 373,563 warrants to purchase shares of the Company’s common stock at a price per share of $0.87.  As of December 31, 2009, the Company had accrued for the $325,000 liability that was paid out as warrants during the first quarter of 2010.

As of March 31, 2010 and December 31, 2009 the Company had 29,472,212 and 29,023,649 of total warrants outstanding, respectively.

4.  Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of the Company’s common stock with an exercise price of $0.65 per share.  The investor group consisted of 56 individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Each share of Series D Convertible Preferred Stock is convertible into one share of Common Stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.  As of March 31, 2010, the Company recorded a cash dividends payable of $50,000 which was included in accounts payable.

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

The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant.  The total value of the Series D Preferred Stock strategic transaction was $10,200,000, which consists of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes and legal services.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities

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

Stock Warrants

Stock warrants provide their holders with the right to purchase equity in a company.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology or similar techniques. They are classified within Level 3 of the fair value hierarchy.

Underwriters’ Purchase Options

Underwriters’ purchase options represent the right to purchase securities of companies for which the Company acted as an underwriter to account for any overallotment of these securities in a public offering.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. For these securities, the Company uses the Black-Scholes valuation methodology. They are classified within Level 3 of the fair value hierarchy.

Preferred Stock

Preferred stock represents preferred equity in companies.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price of the common stock equivalents to value the securities. They are classified within Level 1 or Level 3 of the fair value hierarchy depending on the availability of an observable stock price on actively traded markets.

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

Summary

	Assets at Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$2,835,003	$-	$227,003	$3,062,006
Stock warrants	-	-	1,186,716	1,186,716
Underwriters' purchase option	-	-	304,607	304,607
Preferred stock	-	-	470	470

Total securities owned	$2,835,003	$-	$1,718,796	$4,553,799

Liabilities:
Securities sold, not yet purchased	453,366	-	-	453,366

Total fair value liabilities	$453,366	$-	$-	$453,366

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$3,403,757	-	$21,731	$3,425,488
Stock warrants	-	-	1,575,481	1,575,481
Underwriters' purchase option	-	-	-	-
Preferred stock	434	-	-	434

Total securities owned	$3,404,191	$-	$1,597,212	$5,001,403

Liabilities:
Securities sold, not yet purchased	161,461	-	-	161,461

Total fair value liabilities	$161,461	$-	$-	$161,461

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2010 and 2009:

			Underwriters'
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Option	Stock	Total
Balance at December 31, 2009	$21,731	$1,575,481	$-	$-	$1,597,212
Purchases, issuances, settlements
and sales	80,618	208,624	403,012	-	692,254
Net transfers in (out)	209,153	(409,528)	-	434	(199,941)
Gains (losses):
Realized	-	-	-	-	-
Unrealized	(84,499)	(187,861)	(98,405)	36	(370,729)
Balance at March 31, 2010	$227,003	$1,186,716	$304,607	$470	$1,718,796

Change in unrealized gains
(losses) relating to
instruments still held
at March 31, 2010	$(84,500)	$(185,528)	$(98,405)	$36	$(368,396)

			Underwriters'
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Option	Stock	Total
Balance at December 31, 2008	$695	$1,605,451	$27,995	$-	$1,634,141
Purchases, issuances, settlements
and sales	50,998	132,879	-	-	183,877
Net transfers in (out)	(695)	(10,315)	-	-	(11,010)
Gains (losses):
Realized	-	-	(91,058)	-	(91,058)
Unrealized	(23,032)	(250,246)	63,063	-	(210,215)
Balance at March 31, 2009	$27,966	$1,477,769	$-	$-	$1,505,735

Change in unrealized gains
(losses) relating to
instruments still held
at March 31, 2009	$(23,032)	$(250,144)	$-	$-	$(273,176)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The amounts of unrealized losses for the three months ended March 31, 2010 included in the table above are all attributable to those assets held as of March 31, 2010. Net gains and losses (both realized and unrealized) for Level 3 financial assets (securities owned by the Company) are a component of “Principal transactions” in the Consolidated Statements of Operations.

Transfers within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 810. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2010.

The following describes the valuation techniques used in estimating the fair value of those financial instruments as of March 31, 2010 and December 31, 2009.

Corporate Equities

As compensation for investment banking services, the Company frequently receives common stock of the client as partial compensation, in addition to cash fees.  The common stock is typically issued prior to a registration statement is effective.  The Company classifies these securities as “not-readily marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under the exemption to the Federal Securities Act of 1933 provided by SEC Rule 144, including the requisite holding period.  Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities.  The fair value is based on observed closing stock price at the measurement date.  Many securities are traded infrequently and therefore do not have observable prices based on actively traded markets.  These securities are classified as Level 3 securities. The corporate equities that are classified as level 3 securities in the above table are valued based the market value of the securities and other inputs derived from and corroborated with observable market data. When observable, the prices of the infrequent trades are adjusted based on management judgment.

Stock Warrants

Also as partial compensation for investment banking services, the Company may receive stock warrants issued by the client.  The fair value of the stock warrants is determined using the Black-Scholes model or similar valuation techniques. Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock. As these require significant management assumptions, they are classified as Level 3 securities.

If the underlying stock of the warrants is freely tradable, the warrants are considered to be marketable.  If the underlying stock is restricted, subject to a registration statement or to satisfying the requirements for a Rule 144 exemption, the warrants are considered to be non-marketable.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

Underwriters’ Purchase Options

The Company may receive partial compensation for its investment banking services also in the form underwriters’ purchase options (“UPOs”).  UPOs are identical to warrants except, instead of a share of common stock, the UPO grants the holder the right to purchase a “bundle” of securities, including common stock and warrants to purchase common stock.

The fair value of the UPO is determined using the Black-Scholes model or similar technique, applied in two stages.  The first stage is to determine the value of the warrants contained within the “bundle” and added to the fair value of the stock within the bundle.  Once the fair value of the underlying “bundle” is established, the Black-Scholes model is used again.  The fair value of the “bundle” is used instead of the price of the underlying stock as one of the inputs in the second stage of the Black-Scholes.

The use of the valuation techniques requires significant management assumptions and therefore UPOs are classified as Level 3 securities.

Securities Sold, Not Yet Purchased

The Company sells securities prior to purchasing them (short sales of stock).  As these stocks are typically listed on an exchange and actively traded, the Company uses the value at which the security was sold as the fair value and classifies it as a Level 1 liability.

6. Stock-Based Compensation Expense

Stock Options

 As of March 31, 2010, there were 15,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of March 31, 2010, 3,547,503 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three months ended March 31, 2010 and 2009 was $453,000 and $65,000, respectively..

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2009	9,550,117	$1.25
Granted	486,000	0.89
Exercised	(108,000)	(0.34)
Canceled	(340,675)	(4.84)

Outstanding at March 31, 2010	9,587,442	1.11

Exercisable at March 31, 2010	1,089,840	$2.07

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 6. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at March 31, 2010:

	Options Outstanding at March 31, 2010				Vested Options at March 31, 2010
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $0.4999	3,482,023	9.10	$0.43	$1,058,187	679,923	$0.41	$219,887
$0.5000 - $0.9999	1,176,420	9.80	0.86	-	3,273	0.65	256
$1.0000 - $1.4999	4,170,340	9.61	1.20	-	4,522	1.41	-
$1.5000 - $1.9999	172,788	7.73	1.63	-	42,788	1.82	-
$2.0000 - $4.9999	440,557	5.72	3.60	-	226,495	3.30	-
$5.0000 - $9.9999	88,808	6.30	6.62	-	76,333	6.77	-
$10.0000 - $19.9999	56,506	3.52	11.17	-	56,506	11.17	-

	9,587,442	9.17	$1.11	$1,058,187	1,089,840	$2.07	$220,143

As of March 31, 2010, total unrecognized compensation expense related to unvested stock options was $4,554,000. This amount is expected to be recognized as expense over a weighted-average period of 3.43 years.

The weighted average fair value of each stock option granted for the three months ended March 31, 2010 was $0.65. The weighted average fair value of each stock option granted for the three months ended March 31, 2009 was $0.24. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Expected Volatility	142%	92%
Average expected term (years)	2.37	4.54
Risk-free interest rate	1.15%	1.74%
Dividend yield	-	-

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three months ended March 31, 2010 was ($271,000). We had a negative expense due to cancellation of restricted stock that had been granted to an employee who terminated during the three months ended March 31, 2010.  Compensation expense for restricted stock during the same period in 2009 was $25,000.

The following table is a summary of the Company's restricted stock activity for the three months ended March 31, 2010:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2009	38,366	$9.84
Granted	140,797	0.83
Vested	(67,338)	(0.89)
Canceled	(32,143)	(11.55)

Balance as of March 31, 2010	79,682	$1.15	$58,168

The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three months ended March 31, 2010 and 2009 was $0.83 and $0 per share, respectively. The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of March 31, 2010, total unrecognized compensation expense related to restricted stock was $82,000. This expense is expected to be recognized over a weighted-average period of 3.27 year.

Warrants Issued as Compensation

The Company issued five-year warrants to purchase shares of the Company’s common stock at $0.65 to the Chairman of the Strategic Advisory Committee, a committee of the Board of Directors, as compensation for serving in that capacity.  For the three months ended March 31, 2010, the Company issued 75,000 warrants.  The Company calculated the fair value of the warrants to be $45,000 using the Black-Scholes option valuation model.  The balance outstanding at March 31, 2010 was 168,333 warrants.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

7. Income Taxes

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2010, the Company recorded a $15,000 income tax expense. This relates primarily to federal and state income tax recorded during the quarter as a result of projected pre-tax profit after utilization of federal and state NOL carryforward.  For the three months ended March 31, 2009, the Company recorded an income tax expense of $3,000.  The minimal tax provision for the three months ended March 31, 2009 is the result of the pre-tax loss of the period.

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

8. Compliance with Listing Requirements

On March 4, 2010, the Company received notice from the NASDAQ Stock Market that the Company is not currently in compliance with the requirements of NASDAQ Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share.  The Company has 180 days from the date of notification to regain compliance.  The Company may be eligible at the end of that period for an additional 180 days to regain compliance.

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10.  Sale of a Component of an Entity

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MCF, to a group of investors who are also its employees in order to raise capital. The assets being sold include MCF’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records. As of December 31, 2009, the Company determined that the discontinued operations criteria in ASC Topic 205, “Discontinued Operations,” had not been met, as such, the revenues and expenses of ICD are still presented as part of continuing operations.  In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 104, “Revenue Recognition,” the Company recognized $2,000,000 as Other Income for the year ended December 31, 2009.

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

For the three months ended March 31, 2010, $7,122,000 of the Company’s commissions revenue of $10,428,000  can be attributed to ICD compared to $6,074,000 of $9,118,000 in the same period 2009.  For the three months ended March 31, 2010,  $7,087,000 of the Company’s operating expenses of $16,140,000 can be attributed to ICD compared to $5,926,000 of $13,068,000 in the same period 2009.  These amounts would not have been recorded as the Company’s revenue and expenses had the sale of ICD met the discontinued operations criteria. ICD represented 43% of the Company’s total revenue and 44% of its total expense for the three months ended March 31, 2010, respectively, and 60% and 45% of the Company total revenues and expenses for same the period in 2009, respectively. As of March 31, 2010, $2,035,000 of Due from Clearing Broker and $1,818,000 of Commissions and Bonus Payable balances were attributed to ICD, and, as of December 31, 2009, $2,492,000 of Due from Clearing Broker and $2,268,000 of Commissions and Bonus Payable balances were attributed to ICD.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Earnings/(Loss) per Share

The following is a reconciliation of the basic and diluted net earnings/(loss) available to common stockholders and the number of shares used in the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended March 31,
	2010	2009

Net income (loss) attributable to common shareholders - basic	$188,547	$(1,923,886)
Convertible Preferred stock, series D dividends	151,800	-
Net income (loss) attributable to common shareholders - diluted	340,347	(1,923,886)

Weighted-average number of common shares -basic	12,802,288	12,603,744
Assumed exercise or conversion of all potentially dilutive
common shares outstanding	32,199,432	-
Weighted-average number of common shares -diluted	45,001,720	12,603,744

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.14)
Loss from discontinued operations	-	(0.01)

Net income (loss) per share	$0.03	$(0.15)

Net income (loss) attributable to common shareholders	$0.01	$(0.15)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$(0.14)
Income (loss) from discontinued operations	-	(0.01)

Net income (loss) per share	$0.01	$(0.15)

Net income (loss) attributable to common shareholders	$0.01	$(0.15)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Earnings/(Loss) per Share — continued

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months ended March 31, 2009 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.  Interest and dividends are also not considered since including them in the calculation of diluted earnings per share would be anti-dilutive.

Shares used in the diluted net loss per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted loss per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three months ended March 31, 2009, the Company excluded the impact of all stock options and warrants in the computation of diluted loss per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The common stock equivalents excluded from the diluted net loss per share computation, as their inclusion would have been anti-dilutive, are as follows:

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Earnings (Loss) per Share — continued

	Three Months Ended March 31,
	2010	2009

Stock options and warrants excluded due to the
exercise price exceeding the average fair value
of the Company's common stock during the period	6,066,097	1,454,058

Weighted-average restricted stock, stock options and
stock warrants, calculated using the treasury
stock method, that were excluded due to the
Company reporting a net loss during the period	-	126,474

Weighted-average shares issuable upon conversion
of the Convertible Preferred stock, Series D	-	-

Total common stock equivalents excluded from
diluted net income (loss) per share	6,066,097	1,580,532

12. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2010, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $4,419,000, which exceeded the amount required by $4,075,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

13. Contingencies

A number of lawsuits were filed against the Company’s wholly owned subsidiary, Merriman Curhan Ford & Co. (“MCF”), including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF. The Company selected the claims it judged to be the most threatening and settled all of them simultaneously with its strategic transaction of $10.2 million closed on September 8, 2009.  There are claims remaining in lawsuits and arbitrations filed against MCF disclosed previously.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Contingencies — continued

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio, alleging that MCF entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender. The account pledged was in the name of Del Biaggio. Plaintiff brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge. Plaintiff alleges damages in the amount of $1.75 million. After ensuring that the proper clearance had been obtained from the court in Del Biaggio's bankruptcy case, MCF turned over the pledged collateral to Plaintiff United American Bank, performing its obligation under the account control agreement. MCF then demanded that it be dismissed from the action.  On May 7, 2010, MCF was dismissed from this action with prejudice.

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

Merriman Curhan Ford & Co. & Merriman Curhan Ford Group, Inc v. XL Specialty Insurance Co.

On February 12, 2010, the Company settled its lawsuit with XL Specialty Insurance Company.  As part of its settlement agreement dated September 8, 2009 with DGB Investment, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank (the “Litigants”), the Company assigned certain rights of recovery to the Litigants.  The settlement was for $5,750,000, of which the Company’ portion, pursuant to the settlement agreement, was $325,000 less expenses.  As a result of the receipt of these proceeds, the Company was obligated to issue 373,563 warrants to purchase shares of the Company’s common stock at a price per share of $0.87.  As of December 31, 2009, the Company had accrued for the $325,000 liability that was paid out as warrants during the first quarter of 2010.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Contingencies — continued

Irving Bronstein et al v. Merriman Curhan Ford & Co.

On March 1, 2010, Irving Bronstein, other plaintiffs and MCF settled all legal claims.  The Company has reserved appropriately, as of March 31, 2010, for this matter.

The Company and MCF deny any liability and are vigorously contesting the remaining lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, management has not provided an accrual for adverse judgments in these lawsuits and arbitrations.  However, the Company is expecting to settle one or more cases and has reserved appropriately as the amount of the settlement becomes estimable.  (See Note 15, Subsequent Events, below.)

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

14. Related Party Transactions

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

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

14. Related Party Transactions — continued

Temporary Subordinated Loan

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Bergeron $731,000 in fees for the loan.  As of March 31, 2010, the loan and interest have been paid in full and no balance remains outstanding.

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

15. Subsequent Events

Temporary Subordinated Loan

On April 23, 2010, the Company borrowed $1,000,000 from DGB Investment, Inc. (“DGB”) and $6,000,000 from Ronald L. Chez IRA.  DGB is controlled by Douglas G. Bergeron.  Both Mr. Bergeron and Mr. Chez are members of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  On May 7, 2010, The Company repaid the loan from DGB and paid $30,000 in fees for the loan.  The Company will compensate Mr. Chez at least $180,000 in fees for the loan, depending on the duration of the loan.

Peter Marcil v. Merriman Curhan Ford & Co.

In January 2009, MCF was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MCF and worked in the investment banking department. Mr. Marcil resigned from MCF in March of 2007. Mr. Marcil alleged breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. On May 14, 2010, MCF settled all claims with Mr. Marcil.  The Company accrued appropriate settlement expenses for the three months ended March 31, 2010.

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 46 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

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

We are headquartered in San Francisco, with additional offices in New York, NY. As of March 31, 2010 and December 31, 2009, we had 96 and 94 employees respectively, including employees of our Institutional Cash Distributor division (ICD), whose assets we sold in January 2009. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission (“SEC”) as a broker-dealer and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

Executive Summary

Revenue from continuing operations grew by 64% in the first quarter 2010 relative to the first quarter 2009. Our commissions revenue for the same period grew by 14% year-over-year, due primarily to continued growth of our Institutional Cash Distributors money fund business which is being sold.  (Please see “Results of Operations” below for a more detailed view of the impact of selling ICD assets.) Investment banking revenue continues to recover from the near paralysis of late 2008 and early 2009 financial markets and grew by 397% year over year. Losses from principal transactions improved 75% for the three months ended March 31, 2010 compared to the same period 2009 mainly due to the recovery of the broad financial markets. We generated a net income of $340,000, or $0.03 per share for the quarter of which $0.01 is attributable to common shareholders.  Operationally, our core business generated a profit of $960,000 on a non-GAAP pro-forma basis for the three months ended March 31, 2010 (please see SEC Regulation G Reconciliation of Non-GAAP Financial Measures, under Results of Operations, below).

About $180,000 in legal and litigation settlement expenses  can be directly attributed to the settlement of the legal cases or to defending ourselves in the remaining cases arising out of the Del Biaggio/Cacchione matters.  We do not consider these expenses to be part of our on-going core business.

Although the ICD business has contributed to our revenue by a substantial amount ($7,122,000 in the quarter), it has not materially added to our net results.  Since January 2009, upon agreement to sell the ICD assets for $2,000,000, we pay materially all amounts received as revenue either as expenses related to ICD operations or as commissions to the buyers of the ICD assets.

In the analysis and review of our core business, we have also excluded the effect of the unrealized gains and losses resulting from owning securities.  For the quarter ended March 31, 2010, we had and excluded an unrealized loss of $448,000 from our analysis.  In the third quarter 2009, when we began presenting our reconciliation of U.S. GAAP to pro-forma results, we excluded a gain of $213,000 from our analysis.

Business Environment

For the third quarter in a row, the U.S. economy has expanded. During the first three months of 2010, the economy grew at a seasonally adjusted annual rate of 3.2%. That's down from the 5.6% performance in the fourth quarter of last year.  Personal consumption helped drive output forward, rising at the fastest pace since the beginning of 2007. Consumption of durable goods, in particular, boosted growth. The picture is somewhat less bright when investment is considered. Slower growth in the first quarter relative to the fourth quarter of last year is largely attributable to a reduced contribution from growth in business inventories. In the fourth quarter, inventory adjustments accounted for 3.8 percentage points of the 5.6% growth performance. That fell to 1.6 percentage points in the first quarter. Setting aside inventory changes, the underlying economy remains fairly weak, much as it was late last year.

While the economy continues to show signs of growth from the unprecedented levels reached during 2009, there is still a level of uncertainty and volatility in the capital markets. The growth and improvement in the capital markets that began during the second half of 2009 carried over into the first quarter of 2010. While encouraged by the signs of improvement, we operate in a challenging environment that is still recovering from a recession. There has been an increase in industry-wide equity and equity-related offerings compared to the difficult conditions that existed during the first half of 2009.

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors which may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our profitability is sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity financings and merger and acquisition transactions, the volatility of the equity markets, and the volume and value of trading in securities.

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

Series D Convertible Preferred Stock

On September 8, 2009, we issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of our common stock with an exercise price of $0.65 per share.  The investor group of 56 constituted of individuals and entities including certain of our officers, directors and employees, as well as outside investors.  All or portions of the principal and accrued interest of debt issued previously in 2009 were converted into the Series D Convertible Preferred Stock shares.  None of these debt instruments remain outstanding after September 8, 2009.  The warrants issued in conjunction with the May 29 Convertible Notes and with the July 31 Bridge Note remain outstanding.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended, which closed on September 8, 2009.  Each share of Series D Convertible Preferred Stock is convertible into one share of our Common Stock.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.

The Series D Convertible Preferred Stock has anti-dilution features including a full ratchet provision so that if we were to pay dividends, split (forward or reverse) our common shares, or adjust our shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The warrants issued in conjunction with the Series D Convertible Preferred Stock were amended and the full ratchet provision originally included was removed as of December 28, 2009.

The warrants will expire 5 years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert their Series D Convertible Preferred Stock into shares of our common stock at any time in amounts of no less that $100,000 unless it is for all of the shares held by the holder.  The Series D Convertible Preferred Stock will automatically convert at our discretion upon 10-day notice given when the average closing price of our common stock over a 30-day period is at or above $3.00 per share and when the average trading volume for the most recent four-week period is 30,000 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The total proceeds of $10,200,000 raised in the transaction described above are accounted for under generally accepted accounting principles, primarily ASC 470, “Debt”. We have accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant. The $10,200,000 consisted of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes and legal services.

The Series D Convertible Preferred Stock we issued pays dividends to the holders at an annual rate of 6%, payable monthly in arrears.  As of March 31, 2010, we recorded a dividends payable of $50,000 which was included in accrued liabilities.

Liquidity and Capital Resources

As of March 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $6,404,000 and marketable securities of $3,662,000, for a total of $10,066,000, which is $320,000 lower than $10,386,000 in liquid assets as of December 31, 2009.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2010, Merriman Curhan Ford & Co. had regulatory net capital of $4,419,000 which exceeded the required amount by $4,075,000.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the period presented.

	Three Months Ended March 31,
	2010				2009
	As Reported	Less ICD	Less Other (1)	Pro-Forma	As Reported	Less ICD	Less Other (1)	Pro-Forma

Revenue:
Commissions	$10,428,255	$7,121,602	$-	$3,306,653	$9,117,928	$6,073,877	$-	$3,044,051
Principal transactions	(206,781)	-	(447,798)	241,017	(842,536)	-	(1,011,777)	169,241
Investment banking	6,046,673	-	-	6,046,673	1,216,417	-	-	1,216,417
Advisory and other fees	239,373	-	-	239,373	558,813	-	-	558,813

Total revenue	16,507,520	7,121,602	(447,798)	9,833,716	10,050,622	6,073,877	(1,011,777)	4,988,522

Operating expenses:
Compensation and
benefits	11,915,532	6,359,281	-	5,556,251	9,265,167	5,615,703	-	3,649,464
Brokerage and
clearing fees	458,216	21,126	-	437,090	312,959	14,930	-	298,029
Professional services	466,794	204,246	-	262,548	767,234	2,050	-	765,184
Occupancy and
equipment	482,781	8,177	-	474,604	576,390	17,509	-	558,881
Communications
and technology	694,502	152,429	-	542,073	721,265	43,507	-	677,758
Depreciation and
amortization	102,491	-	-	102,491	147,242	-	-	147,242
Travel and
entertainment	525,932	227,423	-	298,509	235,124	155,994	-	79,130
Legal and litigation
settlement expense	390,077	68,966	179,544	141,567	345,516	16,544	776,385	(447,413)
Other expenses	1,103,969	45,467	-	1,058,502	696,623	60,126	-	636,497

Total operating
expenses	16,140,294	7,087,115	179,544	8,873,635	13,067,520	5,926,363	776,385	6,364,772

Operating income/(loss)	$367,226	$34,487	$(627,342)	$960,081	$(3,016,898)	$147,514	$(1,788,162)	$(1,376,250)

Note 1 – The column headed “Less Other” includes unrealized gains/losses in “Principal transactions” revenues, approximate “Legal and settlement expense” paid as related to the Del Biaggio/Cacchione matters.

The following table sets forth the results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue:
Commissions	$10,428,255	$9,117,928
Principal transactions	(206,781)	(842,536)
Investment banking	6,046,673	1,216,417
Advisory and other fees	239,373	558,813

Total revenue	16,507,520	10,050,622

Operating expenses:
Compensation and benefits	11,915,532	9,265,167
Brokerage and clearing fees	458,216	312,959
Professional services	466,794	767,234
Occupancy and equipment	482,781	576,390
Communications and technology	694,502	721,265
Depreciation and amortization	102,491	147,242
Travel and business development	525,932	235,124
Legal services and litigation settlement expense	390,077	345,516
Other	1,103,969	696,623

Total operating expenses	16,140,294	13,067,520

Operating income/(loss)	367,226	(3,016,898)
Other income	-	1,200,000
Interest income	3,335	6,487
Interest expense	(14,920)	(15,365)

Income/(loss) from continuing operations before
income taxes	355,641	(1,825,776)
Income tax benefit	(15,294)	(3,216)

Income/(loss) from continuing operations	340,347	(1,828,992)
Income/(loss) on discontinued operations	-	(94,894)

Net income/(loss)	$340,347	$(1,923,886)

Net income/(loss) attributable to common shareholders	$188,547	$(1,923,886)

Our net income (loss) for the three months ended March 31, 2010 and 2009 included the following non-cash and settlement related expenses:

	Three Months Ended March 31,
	2010	2009

Non-cash legal settlement expense	$257,370	$-
Stock-based compensation	227,631	89,616
Depreciation and amortization	102,491	157,852
Provision for uncollectible accounts receivable	(3,841)	-

Total	$583,651	$247,468

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenue:
Capital raising	$5,938,339	$322,883
Financial advisory	108,334	893,534

Total investment banking revenue	$6,046,673	$1,216,417

Transaction Volumes:
Public offerings:
Capital underwritten participations	$183,500,000	$-
Number of transactions	3	-
Private placements:
Capital raised	$83,869,150	$1,753,000
Number of transactions	6	1
Financial advisory:
Transaction amounts	$28,028,500	$27,600,000
Number of transactions	3	3

 Our investment banking revenue was $6,047,000 or 37% of our revenue during first quarter 2010, representing a 397% increase from the similar quarter in 2009. During the first quarter 2010, the financial markets were in the process of recovering, unlike the same period in 2009 when the funding markets were deadlocked. In the first quarter 2010, we participated in three times as many transactions as in the first quarter 2009. We participated in three public offerings, which includes two initial public offerings, acted as placement agent for six private placements, and participated in three financial advisory assignments.

During the three months ended March 31, 2010 and March 31, 2009 we had one and no investment banking clients that accounted for more than 10% of our revenue, respectively.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading activity operations:

	Three Months Ended
	March 31,	March 31,
	2010	2009

Revenue:
Commissions:
Institutional equities	$3,306,653	$3,044,051
Institutional Cash Distributors	7,121,602	6,073,877

Total commissions revenue	$10,428,255	$9,117,928

Principal transactions:
Customer principal transactions, proprietary
trading and market making	$393,452	$(372,795)
Investment portfolio	(600,233)	(469,741)

Total principal transactions revenue	$(206,781)	$(842,536)

Equity research:
Publishing analysts	6	8
Companies covered	99	97
Transaction Volumes:
Number of shares traded	181,578,454	289,586,917
Number of active clients	217	182

Commissions amounted to $10,428,000, or 64%, of our revenue during the first quarter 2010, representing a 14% increase from the similar period in 2009. The increase was mostly attributable to ICD, which we are selling.  Excluding ICD, commissions improved by 9% year over year.

Principal transactions loss improved by 76% during the first quarter 2010 versus first quarter 2009. The year-over-year improvement was primarily a result of realized and unrealized gains from proprietary trading as well as the managed reduction in the number of stocks for which we make a market. As of March 31, 2010, we made markets in 162 stocks, compared to 171stocks as of March 31, 2009. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During the first quarter of 2010, we lost $207,000 in principal transactions trading losses versus a loss of $843,000 in the same period in 2009.  For the first quarter of 2010, we had an unrealized loss of $448,000 and a realized gain of $241,000.

During the first quarter 2010 and 2009, no single brokerage customer accounted for more than 10% of our revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Incentive compensation and discretionary bonuses	$8,870,902	$6,463,327
Salaries and wages	1,940,782	2,012,652
Stock-based compensation	227,631	89,616
Payroll taxes, benefits and other	876,217	699,572

Total compensation and benefits	$11,915,532	$9,265,167

Total compensation and benefits as a
percentage of revenue	72%	92%
Cash compensation and benefits as a
percentage of revenue	71%	91%

The increase in compensation and benefits expense of $2,650,000 or 29%, from the first quarter 2009 to the first quarter 2010 was due mostly to increased ICD revenues and corresponding commissions.  We sold the ICD assets and will exclude the effects of ICD on our financial statements when we cease to provide services to it, including collecting its revenues.  Excluding ICD, compensation and benefit expenses increased year-over-year by $1,907,000.  Our higher brokerage and investment banking revenue and corresponding bonuses added somewhat to the compensation and benefit expenses.  In March 2009, we had completed three reductions in force and have re-built our staffing since then.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue decreased to 71% of revenues during the first quarter 2010 as compared to 91% in the same period 2009. This decrease was primarily the result of higher revenues.

Stock-based compensation expense increased by 154% in the first quarter 2010 as compared to the same period 2009. The increase in stock-based compensation expense can be attributed to additional equity grants as compensation subsequent to the Company’s Stock Options Give-Back Program in October 2008.  This program resulted in about 3 million shares of stock options given back and an atypically low expense for the three months ended March 31, 2009.  The program was open to all employees.  Executive management gave back the large majority of all stock options.

No single sales professional accounted for more than 10% of our revenue during the three months ended March 31, 2010 and 2009.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. These expenses are almost entirely variable with commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $145,000, or 46%, during the first quarter of 2010 over the first quarter of 2009. This increase reflected higher volume of trades and higher costs associated with execution of foreign securities for our clients during first quarter 2010 as compared to first quarter 2009. Execution fees we pay for foreign securities are higher than they are for domestic securities.

Professional services expense includes audit and consulting fees, as well as expenses related to investment banking transactions. The decrease of $300,000 or 39%, in the first quarter of 2010 from the first quarter of 2009 was primarily attributed to reduced use of consulting services.

 Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. These expenses are largely fixed in nature. The decrease of $94,000, or 16%, in the first quarter of 2010 from the same quarter of 2009 was due primarily to reduced rents.  In the first quarter 2009, we had begun to close down offices and reduce rent expenses.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs. The decrease of $27,000, or 4%, in the first quarter of 2010 from the first quarter of 2009 was primarily due to our continued cost reduction program.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. The decrease of $45,000, or 30%, in the first quarter of 2010 from the first quarter of 2009 was due to the complete depreciation of some of the Company’s equipment, partially offset by the selective acquisition of equipment.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $291,000, or 124%, in the first quarter of 2010 from the first quarter of 2009 was due mostly to increased business development at ICD.

Legal services and litigation settlement fees were lower in the first quarter 2010 compared to the first quarter 2009 due to stabilization of the litigation and investigations related to Del Biaggio and Cacchione (see Legal Proceedings in Item 1 of Part II).  For the first quarter 2009, the majority of the fees were related to settlement.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous expenses. The increase of approximately $407,000, or 58%, in the first quarter of 2010 over the first quarter of 2009 was due to the cost of borrowing net capital (see Related Party Transactions, below) during the three months ended March 31, 2010, partially offset by a loss on disposal of fixed assets when we shut down offices and reduced our rental expenses in the three months ended March 31, 2009.

Income Tax Expense

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2010, the Company recorded a $15,000 income tax expense. This relates primarily to federal and state income tax recorded during the quarter as a result of projected pre-tax profit after utilization of federal and state NOL carryforward.  For the three months ended March 31, 2009, the Company recorded an income tax expense of $3,000.  The minimal tax provision for the three months ended March 31, 2009 was the result of the pre-tax loss of the period.

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

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2010 and 2009. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of March 31, 2010, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Operating	Operating	Capital
	Commitments	Leases	Leases

2010	$630,651	$1,271,580	$195,529
2011	149,096	1,640,665	146,647
2012	55,030	1,129,040	-
2013	-	630,000	-
2014	-	-	-
Thereafter	-	-	-

Total commitments	834,777	4,671,285	342,176

Interest	-	-	(12,095)

Net commitments	$834,777	$4,671,285	$330,081

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

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for our core business.   The sale of Panel was completed in January 2009.  We determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations as of December 31, 2008. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in “Other expenses” for the year ended December 31, 2008.  In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

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

The Company continues to provide services to ICD, including collecting its revenues.  The Company is in the process of transitioning the collections process to ICD after which it will no longer include any of ICD’s results in its financial statements.

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

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 5, Fair Value of Assets and Liabilities.

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

Stock-Based Compensation

On January 1, 2006, we adopted guidelines incorporated in ASC 718, “Stock Compensation”, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, made to employees and directors, including stock options, and restricted stock. Stock-based compensation expense recognized in our consolidated statement of operations includes compensation expense for stock-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all stock-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

 Because stock-based compensation expense is based on awards that are ultimately expected to vest, it has been reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our stock-based compensation.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that our deferred tax assets as of March 31, 2010 and 2009 will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

Three of the investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined our Board of Directors.  In addition, our CEO and CFO who are also officers of Merriman Curhan Ford & Co. (“MCF&Co.”), our primary operating subsidiary, along with 11 other executives and senior managers of MCF&Co. were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all 5 of the members of our Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Temporary Subordinated Loan

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Bergeron $731,000 in fees for the loan. As of March 31, 2010, the loan and interest have been paid in full and no balance remains outstanding.

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

Subsequent Events

Temporary Subordinated Loan

On April 23, 2010, the Company borrowed $1,000,000 from DGB Investment, Inc. (“DGB”) and $6,000,000 from Ronald L. Chez IRA.  DGB is controlled by Douglas G. Bergeron.  Both Mr. Bergeron and Mr. Chez are members of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  On May 7, 2010, The Company repaid the loan from DGB and paid $30,000 in fees for the loan.  The Company will compensate Mr. Chez at least $180,000 in fees for the loan, depending on the duration of the loan.

Peter Marcil v. Merriman Curhan Ford & Co.

In January 2009, MCF was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MCF and worked in the investment banking department. Mr. Marcil resigned from MCF in March of 2007. Mr. Marcil alleged breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. On May 14, 2010, MCF settled all claims with Mr. Marcil.  The Company accrued appropriate settlement expenses for the three months ended March 31, 2010.

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

Equity Price Risk

The potential for changes in the market value of our trading positions is referred to as “market risk.” Our trading positions result from proprietary trading activities. These trading positions in individual equities and equity indices may be either long or short at any given time. Equity price risks result from exposures to changes in prices and volatilities of individual equities and equity indices. We seek to manage this risk exposure through diversification and limiting the size of individual positions within the portfolio. The effect on earnings and cash flows of an immediate 10% increase or decrease in equity prices generally is not ascertainable and could be positive or negative, depending on the positions we hold at the time. We do not establish hedges in related securities or derivatives. From time to time, we also hold equity securities received as compensation for our services in investment banking transactions. These equity positions are always long; however, as the prices of individual equity securities do not necessarily move in tandem with the direction of the general equity market, the effect on earnings and cash flows of an increase or decrease in equity prices generally is not quantifiable.

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

Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2010.

Changes in internal controls

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.         Legal Proceedings

A number of lawsuits have been filed against the Company’s wholly owned subsidiary, Merriman Curhan Ford & Co. (“MCF”), including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF. The Company selected the claims it judged to be the most threatening and settled all of them simultaneously with its strategic transaction of $10.2 million closed on September 8, 2009.  There are claims remaining in lawsuits and arbitrations filed against MCF disclosed previously.

United American Bank v. Merriman Curhan Ford & Co.

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio, alleging that MCF entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender. The account pledged was in the name of Del Biaggio. Plaintiff brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge. Plaintiff alleges damages in the amount of $1.75 million. After ensuring that the proper clearance had been obtained from the court in Del Biaggio's bankruptcy case, MCF turned over the pledged collateral to Plaintiff United American Bank, performing its obligation under the account control agreement. MCF then demanded that it be dismissed from the action.  On May 7, 2010, MCF was dismissed from this action with prejudice.

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

Merriman Curhan Ford & Co. & Merriman Curhan Ford Group, Inc v. XL Specialty Insurance Co.

On February 12, 2010, the Company settled its lawsuit with XL Specialty Insurance Company.  As part of its settlement agreement dated September 8, 2009 with DGB Investment, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank (the “Litigants”), the Company assigned certain rights of recovery to the Litigants.  The settlement was for $5,750,000, of which the Company’ portion, pursuant to the settlement agreement, was $325,000 less expenses.  As of March 31, 2010, the Company received a cash payment of $310,000.  As a result of the receipt of these proceeds, the Company was obligated to issue 373,563 warrants to purchase shares of the Company’s common stock at a price per share of $0.87.  As of December 31, 2009, the Company had accrued for the $325,000 liability that was paid out as warrants during the first quarter of 2010.

Irving Bronstein et al v. Merriman Curhan Ford & Co.

On March 1, 2010, Irving Bronstein, other plaintiffs and MCF settled all legal claims.  The Company has reserved appropriately, as of March 31, 2010, for this matter.

The Company and MCF deny any liability and are vigorously contesting the remaining lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, management has not provided an accrual for adverse judgments in these lawsuits and arbitrations.  However, the Company is expecting to settle one or more cases and has reserved appropriately as the amount of the settlement becomes estimable.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 18, 2010, as amended by our Form 10-K/A filed on April 30, 2010.

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

MERRIMAN CURHAN FORD GROUP, INC.

May 17, 2010	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	By:	/s/ PETER V. COLEMAN
Peter V. Coleman
Chief Financial Officer
(Principal Financial Officer)