Form 10-Q
period 2010-06-30
Merriman Curhan Ford Group, Inc.
filed 2010-08-12
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

The number of shares of Registrant’s common stock outstanding as of August 9, 2010 was 14,066,542.

Merriman Curhan Ford Group, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months and Six Months Ended June 30, 2010 and 2009	3
Consolidated Statements of Financial Condition as of June 30, 2010 and December 31, 2009	4
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 4. Controls and Procedures	47

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	48
ITEM 1A. Risk Factors	49
ITEM 6. Exhibits	50
Signatures	51
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue:
Commissions	$4,136,074	$2,636,964	$7,442,727	$5,681,015
Principal transactions	382,942	749,327	176,161	(93,210)
Investment banking	1,515,637	1,067,450	7,562,310	2,283,867
Advisory and other	124,968	647,867	364,341	1,206,680

Total revenue	6,159,621	5,101,608	15,545,539	9,078,352

Operating expenses:
Compensation and benefits	5,042,126	3,514,595	10,598,377	7,164,060
Brokerage and clearing fees	333,081	253,769	770,171	551,798
Professional services	476,012	456,957	738,561	1,222,140
Occupancy and equipment	497,237	479,566	971,840	1,038,446
Communications and technology	544,403	650,626	1,086,476	1,328,383
Depreciation and amortization	100,363	115,749	202,854	262,991
Travel and entertainment	353,061	171,124	651,569	250,254
Legal services and litigation settlement expense	691,480	449,639	1,012,592	778,612
Cost of underwriting capital	230,000	-	960,576	-
Other	385,423	461,035	713,349	1,097,533

Total operating expenses	8,653,186	6,553,060	17,706,365	13,694,217

Operating loss	(2,493,565)	(1,451,452)	(2,160,826)	(4,615,865)

Other income	29,319	800,000	29,319	2,000,000
Interest income	3,132	2,679	6,467	9,166
Interest expense	(17,776)	(28,459)	(32,696)	(43,823)

Loss from continuing operations before income taxes	(2,478,890)	(677,232)	(2,157,736)	(2,650,522)

Income tax expense	(13,723)	(1,984)	(29,017)	(5,200)

Loss from continuing operations	(2,492,613)	(679,216)	(2,186,753)	(2,655,722)

Income from discontinued operations	60,617	116,476	95,104	169,095

Net loss	$(2,431,996)	$(562,740)	$(2,091,649)	$(2,486,627)
Preferred stock cash dividend	(147,900)	-	(299,700)	-

Net loss attributable to common shareholders	$(2,579,896)	$(562,740)	$(2,391,349)	$(2,486,627)

Basic net income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.17)	$(0.21)
Income from discontinued operations	-	0.01	0.01	0.01

Net loss	$(0.18)	$(0.04)	$(0.16)	$(0.20)

Net loss attributable to common shareholders	$(0.19)	$(0.04)	$(0.18)	$(0.20)

Diluted net income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.17)	$(0.21)
Income from discontinued operations	-	0.01	0.01	0.01

Net loss	$(0.18)	$(0.04)	$(0.16)	$(0.20)

Net loss attributable to common shareholders	$(0.19)	$(0.04)	$(0.18)	$(0.20)

Weighted average number of common shares:
Basic	13,631,208	12,510,805	13,197,487	12,549,477
Diluted	13,631,208	12,510,805	13,197,487	12,549,477

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$3,907,094	$5,656,750
Securities owned:
Marketable, at fair value	3,409,272	4,728,940
Not readily marketable, at estimated fair value	1,175,017	272,463
Other	62,682	67,448
Restricted cash	1,072,086	1,072,086
Due from clearing broker	124,936	2,546,581
Accounts receivable, net	1,331,063	470,992
Prepaid expenses and other assets	1,343,752	801,946
Equipment and fixtures, net	318,257	506,535

Total assets	$12,744,159	$16,123,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$256,880	$346,220
Commissions and bonus payable	2,610,068	4,133,924
Accrued expenses	2,683,783	2,755,831
Due to clearing and other brokers	5,376	7,185
Securities sold, not yet purchased	132,491	161,461
Deferred revenue	40,000	304,334
Capital lease obligation	261,213	397,958

Total liabilities	5,989,811	8,106,913

Stockholders’ equity:
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of June 30, 2010 and December 31, 2009; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2010 and December 31, 2009; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2010 and December 31, 2009; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 22,697,662 and 23,720,916 shares outstanding as of June 30, 2010 and December 31, 2009, respectively; aggregate liquidation preference of $9,759,995 prior to conversion, and pari passu with common stock on conversion	2,269	2,372
Common stock, $0.0001 par value; 300,000,000 shares authorized; 14,256,119 and 12,988,073 shares issued and 14,054,542 and 12,786,496 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	1,423	1,299
Additional paid-in capital	133,883,340	133,054,192
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(126,907,071)	(124,815,422)

Total stockholders’ equity	6,754,348	8,016,828

Total liabilities and stockholders’ equity	$12,744,159	$16,123,741

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,091,649)	$(2,486,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Institutional Cash Distributors	-	(2,000,000)
Depreciation and amortization	202,854	273,601
Stock-based compensation	834,780	259,779
Amortization of discount on convertible note	-	9,768
Loss (gain) on disposal of equipment and fixtures	(2,987)	294,379
Provision for uncollectible accounts receivable	44,753	155,473
Securities received for services	(944,188)	(168,913)
Unrealized loss on securities owned	764,090	693,648
Changes in operating assets and liabilities:
Securities owned and sold, not yet purchased	573,006	(1,564,221)
Restricted cash	-	3,331
Due from clearing broker	2,421,645	(279,424)
Accounts receivable	(904,824)	(406,191)
Prepaid expenses and other assets	(541,806)	468,929
Accounts payable	(89,341)	(804,959)
Commissions and bonus payable	(1,523,856)	(5,280)
Accrued expenses	(79,011)	(1,383,720)
Due to clearing and other brokers	(1,810)	(20,132)

Net cash used in operating activities	(1,338,344)	(6,960,559)

Cash flows from investing activities:
Purchase of equipment and fixtures , net	(11,587)	-
Sale of Panel Intelligence	-	702,966
Sale of Institutional Cash Distributors	-	2,000,000

Net cash (used in) provided by investing activities	(11,587)	2,702,966

Cash flows from financing activities:
Proceeds from the exercise of stock options	36,720	-
Proceeds from issuance of convertible notes payable	-	625,000
Proceeds from issuance of notes payable - short term	-	300,000
Proceeds from subordinated loan	18,000,000	-
Payments on subordinated loan	(18,000,000)	-
Preferred stock dividend	(299,700)	-
Debt service principal payments	(136,745)	(381,901)

Net cash (used in) provided by financing activities	(399,725)	543,099

Decrease in cash and cash equivalents	(1,749,656)	(3,714,494)

Cash and cash equivalents at beginning of year	5,656,750	6,358,128

Cash and cash equivalents, assets held for sale	-	222,892

Cash and cash equivalents at end of the period	$3,907,094	$2,866,526

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$25,546	$34,055
Income taxes	$35,000	$5,200

Noncash investing and financing activities:
Warrant issued for legal settlement	$257,370	$-
Stock received as part of Panel sale	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim unaudited consolidated financial statements included herein for Merriman Curhan Ford Group, Inc. (formerly MCF Corporation), or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company’s 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2009.

Under Accounting Standards Codification Topic (“ASC”) 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued.

Securities Owned and Securities Sold, Not Yet Purchased

Securities Owned and Securities Sold, Not Yet Purchased in the Consolidated Statements of Financial Condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statement of operations.   The securities owned are classified into “Marketable,” “Non-marketable” and “Other.”  Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under Rule 144A or have some restriction on their sale whether or not a buyer is identified.  Other securities consist of investments accounted for under the equity method.

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

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, “Fair Value Measurement and Disclosures”, for our financial assets and liabilities. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)
1. Significant Accounting Policies - continued

Fair Value Measurement—Definition and Hierarchy - continued

Level 1 —Unadjusted, quoted prices are available in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Pricing inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets which are generally included in this category are stock warrants for which market-based implied volatilities are available, and unregistered common stock.

Level 3 — Pricing inputs are both significant to the fair value measurement and unobservable.  These inputs generally reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Fair valued assets which are generally included in this category are stock warrants for which market-based implied volatilities are not available.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level of input that is significant to the fair value measurement in its entirety.

For further information on financial assets and liabilities that are measured at fair value on a recurring basis, and a description of valuation techniques, see Note 5, Fair Value of Assets and Liabilities.

Investment Banking Revenue

Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings, private placements of equity and convertible debt securities, and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC, or other offering documents are finalized, (ii) the Company has made a firm commitment for the purchase of the shares or debt from the issuer, and (iii) the Company has been informed of the exact number of shares or the principal amount of debt that it has been allotted.

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

Stock-based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, restricted stock and warrants. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Stock-based compensation expense recognized in the Company’s consolidated statement of operations includes compensation expense for stock-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all stock-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate stock-based compensation resulting from the issuance of options, and warrants, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

 Segment Reporting

The Company has determined that it has only one operating and reportable segment, Merriman Curhan Ford & Co. (MCF), for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of June 30, 2010 and December 31, 2009, and consolidated total revenues for the three months and six months period ended June 30, 2010 and 2009.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011, with early adoption permitted.  Effective April 1, 2010, the Company early adopted the guidance in ASC 820-10 related to the disclosure on the roll forward activities for Level 3 fair value measurements.  Other than requiring additional disclosures, the adoption of this new guidance did not have an impact on our consolidated financial statements. (See Note 5 - Fair Value of Assets and Liabilities.)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Liquidity

We incurred substantial losses and negative cash flows from operations in 2009 and 2008. We had net losses of $5,462,000 and $30,274,000 in 2009 and 2008, respectively, and negative operating cash flows of $12,648,000 and $24,945,000 for the same respective years. For the six months ended June 30, 2010, we also incurred net losses of $2,092,000 and negative operating cash flows of $1,338,000.  Furthermore, as of June 30, 2010, we had an accumulated deficit of $126,907,000. While we believe our current funds will be sufficient to enable us to meet our current expenditures, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures and/or to raise additional capital. We plan to raise additional permanent capital to ensure our operating flexibility and to reduce our cost of underwriting capital.  Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

3. Issuance of Notes and Warrants

Convertible Notes

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes were converted into Series D Convertible Preferred Stock on September 8, 2009 (see Note 4).  No Notes remain outstanding as of June 30, 2010.

The Notes were issued with warrants to purchase additional shares of common stock of the Company at $0.50 per share for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $0.50.  The warrants issued in connection with the Notes remain outstanding as of June 30, 2010 and are exercisable at any time.

Bridge Note

Ronald L. Chez is a member of the Company’s Board of Directors.  Prior to Mr. Chez joining the Board, he received a secured promissory note (the “Chez Note”) in the principal amount of $500,000 from the Company in July 2009.  The Chez Note was issued in a private placement to Mr. Chez as an accredited investor exempt from registration requirements.  The Chez Note carried an interest rate of 9% per annum, payable on maturity.  The Chez Note was issued with ten-year warrants to purchase 1,162,791 shares of the Company’s common stock at $0.65 per share.  The principal and interest accrued under the Chez Note was converted into Series D Convertible Preferred Stock on September 8, 2009.  As of June 30, 2010, no portion of the Chez Note remains outstanding.  The warrants remain outstanding and may be exercised at the discretion of the holder.  The Chez Note was personally guaranteed by Messrs. Merriman and Coleman.

As compensation for their personal guarantees, D. Jonathan Merriman, the Company’s Chief Executive Officer, and Peter V. Coleman, the Chief Financial Officer, each originally received ten-year warrants to purchase 581,395 shares of the Company’s common stock at $0.65 per share.  Subsequent to issuance, Messrs. Merriman and Coleman each transferred ownership of 228,327 warrants to Mr. Chez and retained ownership of 290,698 warrants each.  The balance of 62,370 warrants was transferred by each of Messrs. Merriman and Coleman to third parties in connection with investments in the Company’s Series D Preferred Convertible Stock strategic transaction of September 2009.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Notes and Warrants — continued

XL Settlement Warrants

On February 12, 2010, the Company settled its lawsuit with XL Specialty Insurance Company.  As part of its settlement agreement dated September 8, 2009 with DGB Investment, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank (the “Litigants”), the Company assigned certain rights of recovery to the Litigants.  The settlement was for $5,750,000, of which the Company’s portion, pursuant to the settlement agreement, was $325,000 less expenses.  As a result of the receipt of the proceeds as insurance recovery on the legal settlement, the Company was obligated to issue 373,563 warrants to purchase shares of the Company’s common stock at a price per share of $0.87.  As of December 31, 2009, the Company had accrued for the $325,000 liability that was paid out as warrants during the first quarter of 2010.

As of June 30, 2010 and December 31, 2009, the Company had 29,547,212 and 29,023,649 of total warrants outstanding, respectively.

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Each share of Series D Convertible Preferred Stock is convertible into one share of common stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.  For the three and six months ended June 30, 2010, total Series D Convertible Preferred Stock dividends were $147,900 and $299,700, respectively.  As of June 30, 2010, the Company has an outstanding cash dividends payable of $48,800 which are included in Accounts Payable in the Consolidated Statements of Financial Position.

The warrants issued in connection with the Series D Convertible Preferred Stock will expire five years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert them into shares of the Company’s common stock at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount.  The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $3.00 per share and when the average trading volume for the immediately prior four-week period is 30,000 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The Company has accounted for this transaction as issuance of convertible preferred stock with detachable stock warrants.  The total value of the Series D Convertible Preferred Stock strategic transaction was $10,200,000, which consists of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes and legal services.

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

Also, as compensation for investment banking services, the Company frequently receives common stock of the client as partial compensation, in addition to cash fees.  The common stock is typically issued prior to a registration statement is effective.  The Company classifies these securities as “not-readily marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under the exemption to the Federal Securities Act of 1933 provided by SEC Rule 144, including the requisite holding period.  Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities.  The fair value is based on observed closing stock price at the measurement date.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets.  These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable.  The Company determines the fair value of infrequently trading securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques.  Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock.

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
(unaudited)

5. Fair Value of Assets and Liabilities – continued

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

The fair value of the UPO is determined using the Black-Scholes model or similar technique, applied in two stages.  The first stage is to determine the value of the warrants contained within the “bundle” and added to the fair value of the stock within the bundle.  Once the fair value of the underlying “bundle” is established, the Black-Scholes model is used again.  The fair value of the “bundle” is used instead of the price of the underlying stock as one of the inputs in the second stage of the Black-Scholes.  The use of the valuation techniques requires significant management assumptions and therefore, UPOs are classified as Level 3 securities.

Preferred Stock

Preferred stock represents preferred equity in companies.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price of the common stock equivalents to value the securities. They are classified within Level 2 or Level 3 of the fair value hierarchy depending on the availability of an observable stock price on actively traded markets.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are comprised primarily of exchange-traded equity securities that the Company sold short based on expectations of future market movements and conditions. They are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 liability of the fair value hierarchy.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$2,783,228	$-	$42,791	$2,826,019
Stock warrants	-	-	1,348,710	1,348,710
Underwriters' purchase option	-	-	408,941	408,941
Preferred stock	-	-	619	619

Total securities owned	$2,783,228	$-	$1,801,061	$4,584,289

Liabilities:
Securities sold, not yet purchased	132,491	-	-	132,491

Total fair value liabilities	$132,491	$-	$-	$132,491

	Assets at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$3,403,757	-	$21,731	$3,425,488
Stock warrants	-	-	1,575,481	1,575,481
Underwriters' purchase option	-	-	-	-
Preferred stock	434	-	-	434

Total securities owned	$3,404,191	$-	$1,597,212	$5,001,403

Liabilities:
Securities sold, not yet purchased	161,461	-	-	161,461

Total fair value liabilities	$161,461	$-	$-	$161,461

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the six months ended June 30, 2010 and 2009:

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock		Total
Balance at December 31, 2009	$21,731		$1,575,481	$-	$-		$1,597,212
Purchases or receipt (a)	95,000		316,184	462,399	-		873,583
Sales or exercises	-		(409,528)	-	-		(409,528)
Transfers into	210,747	(b)	-	-	435	(b)	211,182
Transfers out of	(21,731	) (c)	-	-	-		(21,731)
Gains (losses):							-
Realized	-		-	-	-		-
Unrealized	(262,956)		(133,427)	(53,458)	184		(449,657)
Balance at June 30, 2010	$42,791		$1,348,710	$408,941	$619		$1,801,061

Change in unrealized gains
(losses) relating to instruments still held
at June 30, 2010	$(262,956)		$(133,427)	$(53,458)	$184		$(449,657)

(a) Includes purchases of securities and securities received for services
(b) Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlying instruments.
(c) Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency.

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Option	Total
Balance at December 31, 2008	$695	$1,605,451	$27,995	$1,634,141
Purchases, issuances, settlements and sales	50,998	132,879	-	183,877
Net transfers in (out)	(13,490)	(108,900)	-	(122,390)
Gains (losses):
Realized	-	(79,093)	(91,058)	(170,151)
Unrealized	(13,170)	(243,407)	63,063	(193,514)
Balance at June 30, 2009	$25,033	$1,306,930	$-	$1,331,963

Change in unrealized gains (losses) relating to instruments still held at June 30, 2009	$(13,171)	$(170,004)	$-	$(183,174)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended June 30, 2010 and 2009:

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock	Total
Balance at March 31, 2010	$227,003		$1,186,716	$304,607	$470	$1,718,796
Purchases or receipt (a)	95,000		107,560	74,903	-	277,463
Sales or exercises	-		-	(11,660)	-	(11,660)
Transfers into	-		-	-	-	-
Transfers out of	(164,993	) (b)	-	-	-	(164,993)
Gains / (losses)						-
Realized	-		-	-	-	-
Unrealized	(114,219)		54,434	41,091	149	(18,545)
Balance at June 30, 2010	$42,791		$1,348,710	$408,941	$619	$1,801,061

Change in unrealized gains
(losses) relating to instruments still held
at June 30, 2010	$(114,219)		$54,434	$41,091	$149	$(18,545)

(a) Includes purchases of securities and securities received for services
(b) Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency.

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Total
Balance at March 31, 2009	$27,966	$1,477,769	$-	$1,505,735
Purchases, issuances and settlements and sales	-	(264,027)	-	(264,027)
Net transfers in / (out)	(12,794)	-	-	(12,794)
Gains / (losses)				-
Realized	-	(79,093)	-	(79,093)
Unrealized	9,861	172,281	-	182,142
Balance at June 30, 2009	$25,033	$1,306,930	$-	$1,331,963

Change in unrealized gains (losses) relating to instruments still held at June 30, 2009	$9,861	$82,772	$-	$92,633

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The amounts of unrealized losses for the three and six months ended June 30, 2010 included in the tables above are all attributable to those assets held as of June 30, 2010. Net gains and losses (both realized and unrealized) for Level 3 financial assets (securities owned by the Company) are a component of Principal Transactions in the Consolidated Statements of Operations.

Transfers within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2010.

6. Stock-Based Compensation Expense

Stock Options

 As of June 30, 2010, there were 15,091,430 shares authorized for issuance under the Option Plans, and 612,858 shares authorized for issuance outside of the Option Plans. As of June 30, 2010, 3,383,452 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three and six months ended June 30, 2010 was $544,000 and $997,000, respectively.  Of the total stock compensation expense for the six months ended June 30, 2010, $184,000 was incurred due to acceleration of vesting terms of stock options of two employees upon their termination.  Compensation expense for stock options during the three months and six months ended June 30, 2009 was $146,000 and $210,000, respectively.

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2009	9,550,117	$1.24
Granted	732,850	0.84
Exercised	(108,000)	(0.34)
Cancelled	(451,612)	(4.01)

Outstanding at June 30, 2010	9,723,355	$1.09

Exercisable at June 30, 2010	1,895,753	$1.40

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 6. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at June 30, 2010:

	Options Outstanding at June 30, 2010				Vested Options at June 30, 2010
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $0.4999	3,406,385	8.75	$0.43	$421,710	1,437,108	$0.42	$190,129
$0.5000 - $0.9999	1,422,270	9.36	0.84	-	43,902	0.54	413
$1.0000 - $1.4999	4,169,339	9.36	1.20	-	4,458	1.42	-
$1.5000 - $1.9999	172,788	7.45	1.63	-	42,788	1.82	-
$2.0000 - $4.9999	407,260	5.11	3.57	-	230,306	3.32	-
$5.0000 - $9.9999	88,808	5.87	6.62	-	80,686	6.74	-
$10.0000 - $19.9999	56,505	3.27	11.17	-	56,505	11.17	-

	9,723,355	8.87	$1.09	$421,710	1,895,753	$1.40	$190,542

As of June 30, 2010, total unrecognized compensation expense related to unvested stock options was $4,254,000. This amount is expected to be recognized as expense over a weighted-average period of 3.21 years.

The weighted average fair value of each stock option granted for the three and six months ended June 30, 2010 was $0.55 and $0.61, respectively. The weighted average fair value of each stock option granted for the three months and six months ended June 30, 2009 was $0.28 and $0.27, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009

Expected Volatility	135.77%	110.65%
Average expected term (years)	2.66	2.95
Risk-free interest rate	1.42%	1.35%
Dividend yield	-	-

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 6. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three months and six months ended June 30, 2010 was $27,000 and ($244,000), respectively. We had a negative stock compensation expense for the six months ended June 30, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated during the three months ended March 31, 2010.  Compensation expense for restricted stock during the three and six months ended June 30, 2009 was $24,000 and $49,000, respectively.

The following table is a summary of the Company's restricted stock activity for the six months ended June 30, 2010:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2009	38,366	$9.84
Granted	168,935	0.80
Vested	(97,015)	(0.90)
Cancelled	(32,143)	(11.55)

Balance as of June 30, 2010	78,143	$1.05	$42,979

 The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three months and six months ended June 30, 2010 was $0.64 and $0.80 per share, respectively. The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and six months ended June 30, 2009 was $0 per share.  The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of June 30, 2010, total unrecognized compensation expense related to restricted stock was $73,000. This expense is expected to be recognized over a weighted-average period of 3.22 year.

Warrants Issued as Compensation

Starting September 2009, the Company has been issuing five-year warrants to purchase shares of the Company’s common stock at $0.65 to the Chairman of the Strategic Advisory Committee, a committee of the Board of Directors, as compensation for serving in that capacity.  For the three months and six months ended June 30, 2010, the Company issued 75,000 and 150,000 warrants, respectively.  For the three months and six months ended June 30, 2010, the Company recorded stock compensation expense of $37,000 and $82,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.  As of June 30, 2010, a total of 243,333 warrants have been issued and remain outstanding.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

7. Income Taxes

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three and six months ended June 30, 2010, the Company recorded $14,000 and $29,000 of income tax expense, respectively. This relates primarily to federal and state income tax recorded during the quarter as a result of projected pre-tax profit after utilization of federal and state NOL carryforward.  For the three and six months ended June 30, 2009, the Company recorded an immaterial income tax expense.  The minimal tax provision for the three and six months ended June 30, 2009 is the result of the pre-tax loss of the period.

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

On August 10, 2010, at the stockholders’ annual meeting, a one-for-seven reverse stock split was approved.  See Note 14, Subsequent Events, for additional details.  We believe that we will regain compliance with NASDAQ Listing Rule 5550(a)(2) requirements within the required time period by NASDAQ upon the effectivity of such reverse stock split.

9. Discontinued Operations

Panel Intelligence LLC

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

In December 2008, management determined that the sale of Panel would reduce investments required to develop Panel’s business and generate capital necessary for the Company’s core business.   The sale of Panel was completed in January 2009.  Management determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the Consolidated Statements of Operations. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell.  As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in Other Expenses for the year ended December 31, 2008.  In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of its common stock in the amount of $100,000.

For the three and six months ended June 30, 2010, income from discontinued operations related to Panel was $33,340.  For the three and six months ended June 30, 2009, the Company incurred loss from discontinued operations of $0 and $94,894, respectively.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

9. Discontinued Operations - continued

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MCF, for $2,000,000 to a group of investors who were also its employees in order to raise capital. The assets sold included MCF’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records, which did not have any carrying values.  In accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as Other Income in the Consolidated Statement of Operations during the six months ended June 30, 2009.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MCF.  The Company terminated all employees supporting ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC Topic 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the Consolidated Statements of Operations.

As of December 31, 2009 and June 30, 2010, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

The following revenue and expenses related to ICD have been reclassified as discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total revenue	$2,046,381	$7,330,670	$9,167,983	$13,404,547

Operating expenses
Compensation & benefits	1,511,221	6,676,820	7,870,502	12,292,523
Brokerage & clearing fees	6,092	16,627	27,219	31,557
Professional services	72,239	13,199	345,450	31,793
Occupancy & equipment	172,771	6,926	180,948	24,435
Communications & technology	61,438	189,210	213,867	232,717
Other expenses	195,343	311,412	468,234	527,533
Total expense	2,019,104	7,214,194	9,106,220	13,140,558

Income from operations	$27,277	$116,476	$61,763	$263,989

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Loss per Share

The following is a reconciliation of the basic and diluted net loss available to common stockholders and the number of shares used in the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Loss from continuing operations	$(2,492,613)	$(679,216)	$(2,186,753)	$(2,655,722)

Income from discontinued operations	60,617	116,476	95,104	169,095

Net loss	$(2,431,996)	$(562,740)	$(2,091,649)	$(2,486,627)
Convertible preferred stock, series D dividends	147,900	-	299,700	-
Net loss attributable to common shareholders - basic and diluted	$(2,579,896)	$(562,740)	$(2,391,349)	$(2,486,627)

Weighted-average number of common shares -basic	13,631,208	12,510,805	13,197,487	12,549,477
Assumed exercise or conversion of all potentially dilutive common shares outstanding	-	-	-	-
Weighted-average number of common shares -diluted	13,631,208	12,510,805	13,197,487	12,549,477

Basic net loss per share:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.17)	$(0.21)
Loss from discontinued operations	0.00	0.01	0.01	0.01

Net loss per share	$(0.18)	$(0.04)	$(0.16)	$(0.20)

Basic net loss per share attributable to common shareholders	$(0.19)	$(0.04)	$(0.18)	$(0.20)

Diluted net income (loss) per share:
Loss from continuing operations	$(0.18)	$(0.05)	$(0.17)	$(0.21)
Income (loss) from discontinued operations	0.00	0.01	0.01	0.01

Net loss per share	$(0.18)	$(0.04)	$(0.16)	$(0.20)

Diluted net loss per share attributable to common shareholders	$(0.19)	$(0.04)	$(0.18)	$(0.20)

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Loss per Share — continued

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three and six months ended June 30, 2010 and 2009 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.  Interest and dividends are also not considered since including them in the calculation of diluted earnings per share would be anti-dilutive.

Shares used in the diluted net loss per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted loss per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three and six months ended June 30, 2010 and  2009, the Company excluded the impact of all stock options and warrants in the computation of diluted loss per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The common stock equivalents excluded from the diluted net loss per share computation, as their inclusion would have been anti-dilutive, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Weighted-average stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	6,787,634	4,177,082	6,389,372	2,803,375

Weighted-average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	2,085,272	43,974	5,483,986	45,263

Weighted-average shares issuable upon conversion of the Convertible Preferred stock, Series D	23,065,666	-	23,379,146	-

Total common stock equivalents excluded from diluted net loss per share	31,938,572	4,221,056	35,252,504	2,848,638

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Regulatory Requirements

Merriman Curhan Ford & Co. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2010, Merriman Curhan Ford & Co. had regulatory net capital, as defined, of $939,000, which exceeded the amount required by $606,000. Merriman Curhan Ford & Co. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

 12. Contingencies

A number of lawsuits have been filed against the Company’s wholly owned subsidiary, Merriman Curhan Ford & Co., including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF. The Company selected the claims it judged to be the most threatening and settled all of them simultaneously with its strategic transaction of $10.2 million that closed on September 8, 2009.

United American Bank v. Merriman Curhan Ford & Co. (Dismissed)

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

The Private Bank of the Peninsula v. Merriman Curhan Ford & Co. (Settled)

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by The Private Bank of the Peninsula. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $916,667.  On June 18, 2010, plaintiff and MCF settled all legal claims.  The Company has appropriately accrued the settlement claim for this matter as of June 30, 2010.

Peter Marcil v. Merriman Curhan Ford & Co. (Settled)

In January 2009, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MCF and worked in the investment banking department. Mr. Marcil resigned from MCF in March of 2007. Mr. Marcil alleged breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages were not specified in the arbitration claim. The parties participated in a mediation with San Francisco Attorney/Mediator Mark Rudy on September 14, 2009 and a second mediation on March 1, 2010.  On May 14, 2010, plaintiff and MCF settled all legal claims.  The Company has appropriately paid the settlement claim for this matter as of June 30, 2010.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Contingencies — continued

Irving Bronstein et al v. Merriman Curhan Ford & Co. (Settled)

On March 1, 2010, Irving Bronstein, other plaintiffs and MCF settled all legal claims.  The Company has appropriately paid the settlement claim for this matter as of June 30, 2010.

Don Arata and Gary Thornhill, et al. v. Merriman Curhan Ford & Co.

In July 2008, MCF and the Company were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MCF and the Company were served with an amended consolidated complaint on behalf of 38 plaintiffs which consolidated several similar pending actions filed by the same law firm. Out of the 38 plaintiffs, only 2 were clients of MCF.  Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MCF’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MCF and the Company responded to the amended consolidated complaint in June 2009 denying all liability. We believe that MCF and the Company have meritorious defenses and intend to contest these claims vigorously.

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

Henry Khachaturian v. Merriman Curhan Ford & Co.

In January 2010, the Company was served with a complaint filed in the San Francisco County Superior Court by Henry Khachaturian. The complaint also names as defendants officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. The statement of claim alleges that Mr. Khachaturian was convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company did not permit Mr. Khachaturian to sell the shares at its high before the stock’s price fell. The complaint seeks unspecified compensatory and punitive damages.

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

John Zarich v. Merriman Curhan Ford & Co.

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MCF. The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MCF held a position. It further alleges that Cacchione convinced Zarich not to sell the shares at its high before the stock’s price fell. The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008. We believe that MCF has meritorious defenses and intends to contest this claim vigorously.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Contingencies — continued

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

 Spare Backup Inc. v. Merriman Curhan Ford & Co.

In April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc. (“Spare Backup”). MCF was able to close a round of bridge financing in June 2008 and was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to MCF. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. The arbitration date has been rescheduled for September 10, 2010.

The Company and MCF deny any liability and are vigorously contesting the remaining lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, management has not provided an accrual for adverse judgments in these lawsuits and arbitrations.  However, the Company is expecting to settle one or more cases and will accrue legal settlement claims appropriately as the amount of the settlement becomes estimable.  (See Note 14, Subsequent Events, below.)

Additionally, from time to time, the Company is also named as a defendant and acts as a plaintiff in the routine conduct of its business.

For the three and six months ended June 30, 2010, the Company incurred legal services and litigation settlement expense of $691,000 and $1,013,000, respectively.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Related Party Transactions

Series D Convertible Preferred Stock

As mentioned in Note 4, Series D Convertible Preferred Stock, on September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of the Company’s common stock at $0.65 each share.  The investor group constituted of 56 individuals and entities including certain officers, directors and employees of the Company, as well as outside investors.

 Three of the investors in the Series D Convertible Preferred Stock, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In addition, the Company’s Chief Executive Officer and Chief Financial Officer, who are also officers of Merriman Curhan Ford & Co., the Company’s primary operating subsidiary, along with 11 other executives and senior managers of MCF were also investors in the Series D Convertible Preferred Stock.  Finally, all 5 members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Temporary Subordinated Loan

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Bergeron $731,000 in fees for the loan.  As of March 31, 2010, the loan and fees have been paid in full and no balance remains outstanding.

On April 23, 2010, the Company borrowed $1,000,000 from DGB Investment, Inc. (“DGB”) and $6,000,000 from Ronald L. Chez IRA.  DGB is controlled by Douglas G. Bergeron.  Both Mr. Bergeron and Mr. Chez are members of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company incurred a total of $230,000 as fees on the loans from DGB and Ronald L. Chez IRA.  As of June 30, 2010, the loans have been paid in full and no balance remains outstanding.  As of June 30, 2010, interest payable of $200,000 remains outstanding and is included in Accrued Expenses in the Consolidated Statements of Financial Position.

Strategic Advisory Committee

In September 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year of his term as the Chair of the Committee, Mr. Chez will be compensated with warrants to purchase 300,000 shares of the Company’s common stock at $0.65 per share, to be issued pro-rata on a monthly basis.  There is one other member of the Strategic Advisory Committee, our CEO, D. Jonathan Merriman.  Mr. Merriman does not receive any additional compensation for such service and no other compensation arrangement for service on the Committee has been made.

MERRIMAN CURHAN FORD GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

14. Subsequent Events

Change in Company Name and Reverse Stock Split

At the stockholders’ annual meeting on August 10, 2010, the stockholders approved the adoption of an amendment to the Company’s Amended Certificate of Incorporation changing the Company’s name from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc. The Company also intends to change the name of its subsidiary Merriman Curhan Ford & Co. to Merriman & Co. The change in name will become effective upon the execution, acknowledgement and filing of the certificate of amendment with the Delaware Secretary of State.

At the stockholders’ annual meeting, the stockholders also voted to approve the amendment to the Company’s Amended Certificate of Incorporation to affect a one-for-seven reverse stock split. The reverse stock split will become effective the next business day after the filing of the amendment. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock will be reclassified and combined into one share of new common stock. In addition, upon the effectivity of the reverse stock split, seven shares of Series D Convertible Preferred Stock will be convertible into one share of common stock of the Company.

Joy Ann Fell v. Merriman Curhan Ford & Co. (Settled)

In November 2008, MCF received a demand letter from a former employee, Joy Ann Fell. In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleged claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. On July 22, 2010, plaintiff and MCF settled all legal claims. The Company has appropriately accrued the legal settlement claim for this matter as of June 30, 2010.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 48 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

Overview

We are a financial services holding company that provides equity research, capital markets services, corporate and venture services, and investment banking through our primary operating subsidiary, Merriman Curhan Ford & Co. (“MCF”). In 2009, we sold the operating assets of Panel Intelligence, LLC, and discontinued operations of MCF Asset Management, LLC.

MCF is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to become a leader in the research, advising, financing, trading and investment in fast-growing companies under $1 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are attempting to gain market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

Institutional Cash Distributors (“ICD”) is a division of MCF which brokers money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe. ICD was founded as a division of MCF in 2004 and grew rapidly over five years. In January 2009, we sold the primary assets related to the ICD operations to a group of investors which included some of our employees. To assist in the transition of operations to the new owners, we provided substantial services to ICD, including collecting its revenues. In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MCF. The Company terminated all employees supporting ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC Topic 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the Consolidated Statements of Operations.

Panel Intelligence, LLC was acquired in April 2007. It offered custom and published primary research to industry clients and investment professionals through online panel discussions, quantitative surveys and an extensive research library. Panel Intelligence, LLC provided greater access, compliance, insights and productivity to clients in the health care, CleanTech and financial industries. In January 2009, the majority of the assets of Panel Intelligence, LLC were sold to an investor group that included certain members of its management team. For financial reporting purposes, we have included the operations of the business as part of discontinued operations.

MCF Asset Management, LLC managed absolute return investment products for institutional and high-net worth clients. We were the sub-advisor for the MCF Focus fund. In an effort to refocus the holding company back to its core investment banking/ broker-dealers services, management liquidated the funds under management and returned investments to the investors in the fourth quarter of 2008. We no longer have, for all practical purposes, a subsidiary dedicated to asset management. At June 30, 2010, we held an immaterial amount of illiquid assets and are in the process of distributing these to investors.

We are headquartered in San Francisco, CA with additional offices in New York, NY. As of June 30, 2010 and December 31, 2009, we had 85 and 94 employees respectively. Merriman Curhan Ford & Co. is registered with the Securities and Exchange Commission (“SEC”) as a broker-dealer and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

Executive Summary

Revenue from continuing operations grew by 21% in the second quarter of 2010 relative to the second quarter of 2009. Our commissions revenue for the same period grew by 57% year-over-year, due primarily to increase in trading volume and active clients. Investment banking revenue continues to recover from the near paralysis of late 2008 and early 2009 financial markets and grew by 42% year over year, although down significantly from the first quarter of 2010’s performance. Gains from principal transactions declined 49% for the three months ended June 30, 2010 compared to the same period of 2009 mainly due to a decrease in the value of our portfolio holdings. We incurred a loss from continuing operations of $2,493,000 for the three months ended June 30, 2010. For the six months ended June 30, 2010, we incurred a loss from continuing operations of $2,187,000 or $0.17 per share, however, we only used $1,338,000 to support our operations for the first six months of 2010. For the six months ended June 30, 2009, we incurred a loss from continuing operations of $2,656,000 or $0.21 per share and used $6,961,000 of cash to support operations. .

Business Environment

The recovery lost momentum in the second quarter of 2010 as growth slowed to a rate of 2.4%, the slowest in nearly a year. Global equity markets experienced a sharp decline, reflecting investor fears related to Europe’s sovereign debt crisis, moderating growth expectations in China, and the perception of a further weakening to the US consumer’s balance sheet. US markets rallied in early April but declined significantly in the following months. The Russell 3000® Index posted a second quarter return of -11.32%, and -6.05% year to date, similar to the S&P 500® Index’s return of -11.43% in the quarter and -6.65% year to date. All sectors were down during the quarter, though those considered defensive outperformed economically sensitive sectors. The best performing sectors were utilities and consumer staples, while the worst performers were materials & processing and financial services.

With the strength of the recovery still highly uncertain, companies are sitting on record amounts of cash. Corporations are keeping hiring to a minimum and are focusing on margins. Overall economic growth was sustained in the second quarter by strong federal government spending, which boosted spending at a rate of 9.2%, the most in a year. Also, state and local governments increased their spending for the first time in a year. Consumer spending slowed in the second quarter, rising at a sluggish rate of 1.6%, which was down from a 1.9% rate in the first quarter and the weakest showing since the end of last year. The US economy appears to be a call on how much stimulus will be directed at the consumer and small businesses. Much of this will be decided in the November elections.

Our business activities are focused in the CleanTech, Consumer/Internet/Media, Resources and Technology sectors. By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

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

Series D Convertible Preferred Stock

On September 8, 2009, we issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 23,720,916 shares of our common stock with an exercise price of $0.65 per share. The investor group of 56 constituted of individuals and entities including certain of our officers, directors and employees, as well as outside investors. All or portions of the principal and accrued interest of debt issued previously in 2009 were converted into the Series D Convertible Preferred Stock shares. None of these debt instruments remain outstanding after September 8, 2009. The warrants issued in conjunction with the May 29 Convertible Notes and with the July 31 Bridge Note remain outstanding as of June 30, 2010.

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

The Series D Convertible Preferred Stock has anti-dilution features including a full ratchet provision so that if we were to pay dividends, split (forward or reverse) our common shares, or adjust our shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally. The warrants issued in conjunction with the Series D Convertible Preferred Stock were amended and the full ratchet provision originally included was removed as of December 28, 2009. These warrants were assessed in accordance with ASC 815 “Derivatives and Hedging” and it was determined that the full ratchet provision included in the warrant triggered derivative liability accounting. On the grant date the fair value of the warrants was reported as Warrant Liability in the financial Statements, and marked to market. On the removal of the full ratchet provision, which had triggered the derivative accounting, the market value was reclassified as additional paid-in capital.

The warrants will expire 5 years from the date of the transaction. Holders of the Series D Convertible Preferred Stock may convert their Series D Convertible Preferred Stock into shares of our common stock at any time in amounts of no less than $100,000 unless it is for all of the shares held by the holder. The Series D Convertible Preferred Stock will automatically convert at our discretion upon 10-day notice given when the average closing price of our common stock over a 30-day period is at or above $3.00 per share and when the average trading volume for the most recent four-week period is 30,000 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The total proceeds of $10,200,000 raised in the transaction described above are accounted for under generally accepted accounting principles, primarily ASC 470, “Debt”. We accounted for this transaction as issuance of convertible preferred stock with detachable stock warrant. The $10,200,000 consisted of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes and legal services.

The Series D Convertible Preferred Stock pays dividends to the holders at an annual rate of 6%, payable monthly in arrears. For the three months and six months ended June 30, 2010, total Series D Convertible Preferred Stock dividends were $147,900 and $299,700, respectively. As of June 30, 2010, the Company has an outstanding cash dividends payable of $48,800, which are included in Accounts Payable on the Consolidated Statements of Financial Condition.

Liquidity and Capital Resources

As of June 30, 2010, liquid assets consisted primarily of cash and cash equivalents of $3,907,000 and marketable securities of $3,409,000, for a total of $7,316,000.

Merriman Curhan Ford & Co., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2010, Merriman Curhan Ford & Co. had regulatory net capital of $939,000, which exceeded the amount required by $606,000.

Results of Operations

The following table sets forth the results of operations for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue:
Commissions	$4,136,074	$2,636,964	$7,442,727	$5,681,015
Principal transactions	382,942	749,327	176,161	(93,210)
Investment banking	1,515,637	1,067,450	7,562,310	2,283,867
Advisory and other fees	124,968	647,867	364,341	1,206,680

Total revenue	6,159,621	5,101,608	15,545,539	9,078,352

Operating expenses:
Compensation and benefits	5,042,126	3,514,595	10,598,377	7,164,060
Brokerage and clearing fees	333,081	253,769	770,171	551,798
Professional services	476,012	456,957	738,561	1,222,140
Occupancy and equipment	497,237	479,566	971,840	1,038,446
Communications and technology	544,403	650,626	1,086,476	1,328,383
Depreciation and amortization	100,363	115,749	202,854	262,991
Travel and business development	353,061	171,124	651,569	250,254
Legal services and litigation settlement expense	691,480	449,639	1,012,592	778,612
Cost of underwriting capital	230,000	-	960,576	-
Other	385,423	461,035	713,349	1,097,533

Total operating expenses	8,653,186	6,553,060	17,706,365	13,694,217

Operating loss	(2,493,565)	(1,451,452)	(2,160,826)	(4,615,865)
Other income	29,319	800,000	29,319	2,000,000
Interest income	3,132	2,679	6,467	9,166
Interest expense	(17,776)	(28,459)	(32,696)	(43,823)

Loss from continuing operations before income taxes	(2,478,890)	(677,232)	(2,157,736)	(2,650,522)
Income tax expense	(13,723)	(1,984)	(29,017)	(5,200)

Loss from continuing operations	(2,492,613)	(679,216)	(2,186,753)	(2,655,722)
Income on discontinued operations	60,617	116,476	95,104	169,095

Net loss	$(2,431,996)	$(562,740)	$(2,091,649)	$(2,486,627)
Preferred stock cash dividend	(147,900)	-	(299,700)	-

Net loss attributable to common shareholders	$(2,579,896)	$(562,740)	$(2,391,349)	$(2,486,627)

Our net loss for the three months and six months ended June 30, 2010 and 2009 included the following non-cash expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Stock-based compensation	$607,148	$170,163	$834,780	$259,779
Depreciation and amortization	100,363	115,749	202,854	273,601
Amortization of discounts on debt	-	9,768	-	9,768
Loss (gain) on disposal of equipment and fixtures	(2,987)	-	(2,987)	294,379
Provision for uncollectible accounts receivable	48,595	155,473	44,753	155,473
Securities received for services	(216,947)	-	(944,188)	(168,913)
Unrealized (gain) loss on securities owned	316,292	(318,129)	764,090	693,648

Total	$852,464	$133,024	$899,302	$1,517,735

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Capital raising	$1,082,262	$571,250	$7,020,601	$924,133
Financial advisory	433,375	496,200	541,709	1,359,734

Total investment banking revenue	$1,515,637	$1,067,450	$7,562,310	$2,283,867

Transaction Volumes:
Public offerings:
Capital underwritten participations	$55,000,000	$34,375,000	$238,500,000	$34,375,000
Number of transactions	1	1	4	1
Private placements:
Capital raised	$-	$6,000,000	$94,369,150	$7,753,000
Number of transactions	-	1	7	2
Financial advisory:
Transaction amounts	$10,500,000	$23,300,000	$28,028,500	$52,900,000
Number of transactions	1	2	3	5

Our investment banking revenue was $1,516,000 or 25% of our revenue during second quarter of 2010, representing a 42% increase from the similar quarter in 2009. During the second quarter 2010, the financial markets were quieter than the first quarter of 2010, and were stabilizing versus the same period of 2009. In the second quarter of 2010, there were less number of transactions that we participated in compared to the second quarter of 2009, however average transaction size in the second quarter 2010 was about twice the average transaction size for the same period in 2009.

During the three months ended June 30, 2010, we had two investment banking clients that accounted for more than 10% of our total revenue. During the three months ended June 30, 2009, we had no investment banking clients that accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Commissions:
Institutional equities	$4,136,074	$2,636,964	$7,442,727	$5,681,015

Total commissions revenue	$4,136,074	$2,636,964	$7,442,727	$5,681,015

Principal transactions:
Customer principal transactions, proprietary trading and market making	$519,032	$702,906	$912,484	$330,110
Investment portfolio	(136,090)	46,421	(736,323)	(423,320)

Total principal transactions revenue	$382,942	$749,327	$176,161	$(93,210)

Transaction Volumes:
Number of shares traded	182,442,028	186,961,322	364,020,482	476,548,239
Number of active clients	208	186	257	239

We had seven and ten equity research analysts, which covered 89 and 106 companies as of June 30, 2010 and 2009, respectively.

Commissions amounted to $4,136,000, or 67%, of our revenue during the second quarter of 2010, representing a 57% increase from the similar period in 2009. The increase was mostly attributable to greater number of research-focused clients and higher commission levels in the second quarter of 2010 as compared to the same period in 2009.

Principal transactions gain decreased by 49% during the second quarter of 2010 versus the second quarter of 2009. The year-over-year decline was primarily a result of lower unrealized gains from proprietary trading. Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

During the second quarter of 2010, we had a gain of $383,000 in principal transactions trading revenue versus a gain of $749,000 in the same period in 2009. For the second quarter of 2010, the $383,000 in principal transactions revenue was comprised of an unrealized loss of $316,000 and a realized gain of $699,000.

During the second quarter of 2010, there was one brokerage customer that accounted for more than 10% of our total revenue and none in the second quarter of 2009.

Compensation and Benefits Expenses

Compensation and benefits expense represents the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commissions revenue production, but also includes other qualitative factors and is determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Incentive compensation and discretionary bonuses	$2,248,583	$1,258,451	$5,212,412	$2,386,630
Salaries and wages	1,772,448	1,726,858	3,525,377	3,632,419
Stock-based compensation	607,148	170,163	834,780	259,779
Payroll taxes, benefits and other	413,947	359,123	1,025,808	885,232

Total compensation and benefits	$5,042,126	$3,514,595	$10,598,377	$7,164,060

Total compensation and benefits as a percentage of revenue	82%	69%	68%	79%
Cash compensation and benefits as a percentage of revenue	72%	66%	63%	76%

The increase in compensation and benefits expense of $1,528,000 or 43%, from the second quarter of 2009 to the second quarter of 2010 was due mostly to increased brokerage and investment banking revenue and corresponding incentive compensation and benefits expenses. In 2009, we had completed three reductions in force and have re-built our staff slightly since then.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue increased to 72% of revenues during the second quarter of 2010 as compared to 66% in the same period in 2009. This increase was primarily the result of a change in the Company’s variable compensation plan during 2010.

Stock-based compensation expense increased by 257% in the second quarter of 2010 as compared to the same period in 2009. The increase in stock-based compensation expense can be attributed to additional equity grants as compensation subsequent to the Company’s Stock Options Give-Back Program in October 2008 as the Company continues to use equity-based awards as incentive compensation. The Stock Options Give-Bank Program resulted in about 3 million shares of stock options given back and an atypically low expense for the three months ended June 30, 2009. The program was open to all employees. Executive management gave back the large majority of all stock options. Furthermore, the Company incurred $184,000 of stock compensation expense in the second quarter of 2010 in relation to acceleration of vesting terms of stock options granted to two employees, upon their termination.

There were two sales professional that each accounted for more than 10% of our total revenue during the three months ended June 30, 2010 and none in the same period of 2009.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Curhan Ford & Co. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Curhan Ford & Co. and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $79,000, or 31%, during the second quarter of 2010 over the second quarter of 2009, due mostly to higher level of commissions during the second quarter of 2010.

Cost of underwriting capital for the three months ended June 30, 2010 includes $230,000 of expenses incurred directly related to underwriting deals, such as cost of borrowing to be able to underwrite offerings as required by FINRA rules. (Refer to Related Party Transactions below.) No such expenses were incurred in the second quarter of 2009.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. The decrease of $106,000, or 16%, in the second quarter of 2010 over the second quarter of 2009 was primarily due to our continued cost reduction program.

Travel and entertainment expense results from business development activities across our various businesses. The increase of $182,000, or 106%, in the second quarter of 2010 from the second quarter of 2009 was due mostly to increased business development as the Company tries to grow its revenues.

Legal services and litigation settlement fees were higher in the second quarter of 2010 compared to the second quarter of 2009 due to settlement of certain cases related to Del Biaggio and Cacchione (see Legal Proceedings in Item 1 of Part II). During the second quarter of 2009, the majority of the fees were related to legal service fees.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies and other miscellaneous expenses. The decrease of approximately $76,000, or 16%, in the second quarter of 2010 over the second quarter of 2009 was due to higher bad debt expense incurred in the second quarter of 2009.

Income Taxes

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three and six months ended June 30, 2010, the Company recorded $14,000 and $29,000 of income tax expense, respectively. This relates primarily to federal and state income tax recorded during the quarter as a result of projected pre-tax profit after utilization of federal and state NOL carryforward. For the three and six months ended June 30, 2009, the Company recorded an immaterial income tax expense. The minimal tax provision for the three and six months ended June 30, 2009 is the result of the pre-tax loss of the period.

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

Other Income

Other income, shown in our Consolidated Statements of Operations, significantly declined in the second quarter of 2010 versus the second quarter of 2009. The cause of such significant decrease is due to the $800,000 income recognized in the second quarter of 2009 related to the sale of our ICD assets. There were no such significant transactions in 2010.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months and six months ended June 30, 2010 and 2009. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of June 30, 2010, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Operating	Operating	Capital
	Commitments	Leases	Leases	Total

2010	$541,512	$798,999	$146,647	$1,487,158
2011	333,729	1,529,327	122,205	1,985,261
2012	74,580	1,089,600	-	1,164,180
2013	-	630,000	-	630,000
2014	-	-	-	-
Thereafter	-	-	-	-
				-
Total commitments	949,821	4,047,926	268,852	5,266,599
				-
Interest	-	-	(7,639)	(7,639)
				-
Net commitments	$949,821	$4,047,926	$261,213	$5,258,960

Loss from Discontinued Operations

Panel Intelligence LLC

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

In December 2008, we determined that the sale of Panel would reduce investments required to develop Panel’s business. Its sale would also generate capital necessary for our core business. The sale of Panel was completed in January 2009. We determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations as of December 31, 2008. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell. As a result, an impairment loss in the amount of $1,937,000 was recorded and is included in Other Expenses for the year ended December 31, 2008. In January 2009, we sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of our common stock in the amount of $100,000.

For the three and six months ended June 30, 2010, income from discontinued operations related to Panel was $33,340. For the three and six months ended June 30, 2009, the Company incurred loss from discontinued operations of $0 and $94,894, respectively.

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MCF, for $2,000,000 to a group of investors who were also its employees in order to raise capital. The assets sold included MCF’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records, which did not have any carrying values. In accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as Other Income in the Consolidated Statement of Operations during the six months ended June 30, 2009. In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MCF. The Company terminated all employees supporting ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC Topic 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the Consolidated Statements of Operations.

As of December 31, 2009 and June 30, 2010, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

The following revenue and expenses related to ICD have been reclassified as discontinued operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Total revenue	$2,046,381	$7,330,670	$9,167,983	$13,404,547

Operating expenses
Compensation & benefits	1,511,221	6,676,820	7,870,502	12,292,523
Brokerage & clearing fees	6,092	16,627	27,219	31,557
Professional services	72,239	13,199	345,450	31,793
Occupancy & equipment	172,771	6,926	180,948	24,435
Communications & technology	61,438	189,210	213,867	232,717
Other expenses	195,343	311,412	468,234	527,533
Total expense	2,019,104	7,214,194	9,106,220	13,140,558

Income from operations	$27,277	$116,476	$61,763	$263,989

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

Securities Owned

Corporate Equities – are comprised primarily of exchange-traded equity securities that the Company takes selective proprietary positions based on expectations of future market movements and conditions. They are generally valued based on quoted prices from the exchange. To the extent these securities are actively traded, valuation adjustments are not applied and they are categorized in Level 1 of the fair value hierarchy. Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets. These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable. The Company determines the fair value of infrequently trading securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques.

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

Valuation of Securities Owned

Securities Owned and Securities Sold, Not Yet Purchased” are reflected in the consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in Principal Transactions in the Consolidated Statements of Operations. The use of fair value to measure financial instruments is fundamental to our financial statements and is one of our most critical accounting policies.

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

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, “Fair Value Measurement and Disclosures” for our financial assets and liabilities. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statement of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The Company’s financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 —Unadjusted, quoted prices are available in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2 — Pricing inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life. Fair valued assets that are generally included in this category are stock warrants for which market-based implied volatilities are available, and unregistered common stock.

Level 3 — Pricing inputs are both significant to the fair value measurement and unobservable. These inputs generally reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Fair valued assets that are generally included in this category are stock warrants for which market-based implied volatilities are not available.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement falls in its entirety is determined based on the lowest level of input that is significant to the fair value measurement in its entirety.

For further information on financial assets and liabilities that are measured at fair value on a recurring basis, and a description of valuation techniques, see Note 5, Fair Value of Assets and Liabilities, of the Notes to the Consolidated Financial Statements in Item 1 of Part 1.

Revenue Recognition

Investment banking revenue includes underwriting and private placement agency fees earned through our participation in public offerings, private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which we act as an underwriter and includes management fees, selling concessions and underwriting fees. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined. This generally is the point at which all of the following have occurred: (i) the issuer’s registration statement has become effective with the SEC, or other offering documents are finalized, (ii) we have made a firm commitment for the purchase of the shares or debt from the issuer, and (iii) we have been informed of the exact number of shares or the principal amount of debt that it has been allotted.

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

OTCQX revenue is recognized in two parts – Due Diligence and Listing Fees. Due Diligence Fees are recognized upon completion. The Listing Fees are pro-rated monthly from the completion of the Due Diligence until the end of the engagement term.

Stock-based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, restricted stock and warrants. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Stock-based compensation expense recognized in the Company’s consolidated statement of operations includes compensation expense for stock-based awards granted (i) prior to, but not yet vested as of December 31, 2005, based on the grant date fair value, and (ii) subsequent to December 31, 2005. Compensation expense for all stock-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate stock-based compensation resulting from the issuance of options, and warrants, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is more likely than not that our deferred tax assets as of June 30, 2010 and 2009 will be not realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

Three of the investors in the Series D Convertible Preferred Stock, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors. In addition, the Company’s Chief Executive Officer and Chief Financial Officer, who are also officers of Merriman Curhan Ford & Co., the Company’s primary operating subsidiary, along with 11 other executives and senior managers of MCF were also investors in the Series D Convertible Preferred Stock. Finally, all 5 members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Temporary Subordinated Loan

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company compensated Mr. Bergeron $731,000 in fees for the loan. As of March 31, 2010, the loan and fees have been paid in full and no balance remains outstanding.

On April 23, 2010, the Company borrowed $1,000,000 from DGB Investment, Inc. (“DGB”) and $6,000,000 from Ronald L. Chez IRA. DGB is controlled by Douglas G. Bergeron. Both Mr. Bergeron and Mr. Chez are members of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred a total of $230,000 as fees on the loans from DGB and Ronald L. Chez IRA. As of June 30, 2010, the loan has been paid in full and no balance remains outstanding. As of June 30, 2010, interest payable of $200,000 remains outstanding and is included in Accrued Expenses in the Consolidated Statements of Financial Position.

Strategic Advisory Committee

In September 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction. During the first year of his term as the Chair of the Committee, Mr. Chez will be compensated with warrants to purchase 300,000 shares of the Company’s common stock at $0.65 per share, to be issued pro-rata on a monthly basis. There is one other member of the Strategic Advisory Committee, our CEO, D. Jonathan Merriman. Mr. Merriman does not receive any additional compensation for such service and no other compensation arrangement for service on the Committee has been made.

Subsequent Events

Change in Company Name and Reverse Stock Split

At the stockholders’ annual meeting on August 10, 2010, the stockholders approved the adoption of an amendment to the Company’s Amended Certificate of Incorporation changing the Company’s name from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc. The Company also intends to change the name of its subsidiary Merriman Curhan Ford & Co. to Merriman & Co. The change in name will become effective upon the execution, acknowledgement and filing of the certificate of amendment with the Delaware Secretary of State.

At the stockholders’ annual meeting, the stockholders also voted to approve the amendment to the Company’s Amended Certificate of Incorporation to affect a one-for-seven reverse stock split. The reverse stock split will become effective the next business day after the filing of the amendment. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock will be reclassified and combined into one share of new common stock. In addition, upon the effectivity of the reverse stock split, seven shares of Series D Convertible Preferred Stock will be convertible into one share of common stock of the Company.

Joy Ann Fell v. Merriman Curhan Ford & Co. (Settled)

In November 2008, MCF received a demand letter from a former employee, Joy Ann Fell. In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleged claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. On July 22, 2010, plaintiff and MCF settled all legal claims. The Company has appropriately accrued the legal settlement claim for this matter as of June 30, 2010.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2009. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2009.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2010.

Changes in internal controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.	Legal Proceedings

A number of lawsuits have been filed against the Company’s wholly owned broker-dealer subsidiary, Merriman Curhan Ford & Co. (“MCF”), including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MCF and David Scott Cacchione (“Cacchione”), a former retail broker of MCF. The Company selected the claims it judged to be the most threatening and settled all of them simultaneously with its strategic transaction of $10.2 million that closed on September 8, 2009. There are also claims remaining in lawsuits and arbitrations filed against MCF disclosed previously. Cases in which there were material developments since the beginning of the second quarter 2010 are disclosed below.

United American Bank v. Merriman Curhan Ford & Co. (Dismissed)

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

The Private Bank of the Peninsula v. Merriman Curhan Ford & Co. (Settled)

In July 2008, MCF was served with a complaint filed in the Santa Clara County Superior Court by The Private Bank of the Peninsula. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $916,667. On June 18, 2010, plaintiff and MCF settled all legal claims. The Company has reserved appropriately, as of June 30, 2010, for this matter.

Peter Marcil v. Merriman Curhan Ford & Co. (Settled)

In January 2009, our broker-dealer subsidiary, MCF, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MCF and worked in the investment banking department. Mr. Marcil resigned from MCF in March of 2007. Mr. Marcil alleged breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages were not specified in the arbitration claim. The parties participated in a mediation with San Francisco Attorney/Mediator Mark Rudy on September 14, 2009 and a second mediation on March 1, 2010. On May 14, 2010, plaintiff and MCF settled all legal claims. The Company has reserved appropriately, as of June 30, 2010, for this matter.

Joy Ann Fell v. Merriman Curhan Ford & Co. (Settled)

In November 2008, MCF received a demand letter from a former employee, Joy Ann Fell. In January 2009, MCF received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleged claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. On July 22, 2010, plaintiff and MCF settled all legal claims. The Company has reserved appropriately, as of June 30, 2010, for this matter.

 Spare Backup Inc. v. Merriman Curhan Ford & Co.

In April 2008, MCF entered into an engagement to provide investment banking services to Spare Backup, Inc. (“Spare Backup”). MCF was able to close a round of bridge financing in June 2008. MCF was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, MCF was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to MCF. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, MCF filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MCF fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. The arbitration date has been rescheduled for September 10, 2010.

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

MERRIMAN CURHAN FORD GROUP, INC.

August 12, 2010	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

August 12, 2010	By:	/s/ PETER V. COLEMAN
Peter V. Coleman
Chief Financial Officer
(Principal Financial Officer)