Form 10-Q
period 2010-09-30
Merriman Holdings, Inc
filed 2010-11-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Transition Period from ____________ to ____________.

Commission file number: 1-15831

MERRIMAN HOLDINGS, INC.
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

The number of shares of Registrant’s common stock outstanding as of November 10, 2010 was 2,157,575.

Merriman Holdings, Inc.

Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months and Nine Months Ended September 30, 2010 and 2009	3
Consolidated Statements of Financial Condition as of September 30, 2010 and December 31, 2009	4
Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009	5
Notes to Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48
ITEM 4. Controls and Procedures	49

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	50
ITEM 1A. Risk Factors	51
ITEM 6. Exhibits	52
Signatures	53
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue:
Commissions	$3,959,937	$3,137,232	$11,402,663	$8,818,247
Principal transactions	(309,422)	(35,522)	(133,261)	(128,732)
Investment banking	537,187	3,127,596	8,099,497	5,411,463
Advisory and other	49,124	411,602	413,465	1,618,282

Total revenue	4,236,826	6,640,908	19,782,364	15,719,260

Operating expenses:
Compensation and benefits	4,863,982	4,003,208	15,462,360	11,167,490
Brokerage and clearing fees	361,413	193,880	1,131,584	745,678
Professional services	456,533	495,905	1,195,094	1,718,046
Occupancy and equipment	479,205	534,130	1,451,045	1,575,742
Communications and technology	476,941	736,755	1,563,417	2,065,139
Depreciation and amortization	99,746	109,922	302,600	372,913
Travel and entertainment	303,956	281,860	955,525	532,113
Legal services and litigation settlement expense	855,286	5,837,699	1,867,878	6,616,311
Cost of underwriting capital	8,000	-	968,576	-
Other	874,232	248,293	1,587,580	1,342,094

Total operating expenses	8,779,294	12,441,652	26,485,659	26,135,526

Operating loss	(4,542,468)	(5,800,744)	(6,703,295)	(10,416,266)

Other income	-	-	29,319	2,000,000
Interest income	3,941	4,425	10,408	13,591
Change in fair value of warrant liability	-	(9,628,460)	-	(9,628,460)
Interest expense	(7,471)	(1,289,401)	(40,167)	(1,333,569)

Loss from continuing operations before income taxes	(4,545,998)	(16,714,180)	(6,703,735)	(19,364,704)

Income tax benefit	33,302	235,727	4,285	230,528

Loss from continuing operations	(4,512,696)	(16,478,453)	(6,699,450)	(19,134,176)

Income (loss) from discontinued operations	-	(90,192)	95,104	78,904

Net loss	$(4,512,696)	$(16,568,645)	$(6,604,346)	$(19,055,272)
Preferred stock deemed dividend	-	(5,066,702)	-	(5,066,702)
Preferred stock cash dividend	(146,400)	(39,100)	(446,100)	(39,100)

Net loss attributable to common shareholders	$(4,659,096)	$(21,674,447)	$(7,050,446)	$(24,161,074)

Basic and diluted net loss per share:
Loss from continuing operations	$(2.22)	$(9.11)	$(3.47)	$(10.55)
Income (loss) from discontinued operations	-	(0.05)	0.05	0.04

Net loss	$(2.22)	$(9.16)	$(3.42)	$(10.51)

Net loss attributable to common shareholders	$(2.29)	$(11.98)	$(3.65)	$(13.33)

Weighted average number of common shares:
Basic and diluted	2,030,584	1,809,724	1,931,781	1,813,144

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$7,514,726	$5,656,750
Securities owned:
Marketable, at fair value	2,199,404	4,728,940
Not readily marketable, at estimated fair value	432,878	272,463
Other	43,792	67,448
Restricted cash	965,000	1,072,086
Due from clearing broker	185,560	2,546,581
Accounts receivable, net	765,539	470,992
Prepaid expenses and other assets	655,935	801,946
Equipment and fixtures, net	235,452	506,535

Total assets	$12,998,286	$16,123,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$419,998	$346,220
Commissions and bonus payable	2,428,515	4,133,924
Accrued expenses	2,240,671	2,755,831
Due to clearing and other brokers	4,577	7,185
Securities sold, not yet purchased	121,354	161,461
Deferred revenue	53,533	304,334
Notes payable to related party - short term	4,000,000	-
Capital lease obligation	191,342	397,958
Subordinated loan to related parties - long term, net	793,735	-

Total liabilities	10,253,725	8,106,913

Stockholders’ equity:
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of September 30, 2010 and December 31, 2009; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2010 and December 31, 2009; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2010 and December 31, 2009; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized; 23,720,916 and 23,720,916 shares issued and 22,697,662 and 23,720,916 shares outstanding as of September 30, 2010 and December 31, 2009, respectively; aggregate liquidation preference of $9,759,995 prior to conversion, and pari passu with common stock on conversion	2,269	2,372
Common stock, $0.0001 par value; 300,000,000 shares authorized; 2,185,632 and 1,855,439 shares issued and 2,156,296 and 1,826,643 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	216	187
Additional paid-in capital	134,387,457	133,055,304
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(131,419,768)	(124,815,422)

Total stockholders’ equity	2,744,561	8,016,828

Total liabilities and stockholders’ equity	$12,998,286	$16,123,741

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(6,604,345)	$(19,055,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Institutional Cash Distributors	-	(2,000,000)
Depreciation and amortization	302,600	383,523
Stock-based compensation	1,277,656	429,986
Amortization of discounts on debt	168	-
Amortization of discount on convertible note	-	552,639
Amortizatino of debt issue costs	-	346,995
Amortization of beneficial conversion feature	-	180,639
Change in fair value of warrant liability	-	9,628,460
Non-cash legal settlement expense	-	1,230,953
Non-cash professional services	-	35,000
Loss (gain) on disposal of equipment and fixtures	(2,987)	294,378
Provision for uncollectible accounts receivable	434,783	58,074
Securities received for services	(944,188)	(290,331)
Unrealized loss on securities owned	1,069,415	480,292
Changes in operating assets and liabilities:
Securities owned and sold, not yet purchased	2,227,441	(132,567)
Restricted cash	107,086	58,411
Due from clearing broker	2,361,021	(360,768)
Accounts receivable	(729,330)	(1,261,782)
Prepaid expenses and other assets	146,012	172,601
Accounts payable	75,977	(80,174)
Commissions and bonus payable	(1,705,409)	738,270
Accrued expenses	(508,591)	(2,436,032)
Due to clearing and other brokers	(2,608)	(18,845)

Net cash used in operating activities	(2,495,299)	(11,045,550)

Cash flows from investing activities:
Purchase of equipment and fixtures , net	(28,529)	-
Sale of Panel Intelligence	-	702,966
Sale of Institutional Cash Distributors	-	2,000,000

Net cash (used in) provided by investing activities	(28,529)	2,702,966

Cash flows from financing activities:
Proceeds from the issuance of Series D Convertible Preferred Stock, net of reinvestments of previous bridge financing and expenses	-	8,808,256
Proceeds from the exercise of stock options	36,720	-
Issuance of bridge note	-	500,000
Payments on convertible notes payable	-	(125,000)
Proceeds from issuance of convertible notes payable	-	625,000
Proceeds from issuance of notes payable - short term	-	300,000
Payments on notes payable - short term	-	(300,000)
Proceeds from subordinated loan	22,000,000	-
Payments on subordinated loan	(18,000,000)	-
Proceeds from long term subordinated loan	1,000,000	-
Preferred stock dividend	(448,300)	-
Debt service principal payments	(206,616)	(520,774)

Net cash provided by financing activities	4,381,804	9,287,482

Increase in cash and cash equivalents	1,857,976	944,898

Cash and cash equivalents at beginning of year	5,656,750	6,358,128

Cash and cash equivalents, assets held for sale	-	222,892

Cash and cash equivalents at end of the period	$7,514,726	$7,525,918

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$31,615	$252,252
Income taxes	$35,000	$5,200
Noncash investing and financing activities:
Warrant issued for legal settlement	$257,370	$-
Stocks issued in connection with issuance of debt	$206,433
Stock received as part of Panel sale	$-	$100,000
Conversion of note payable and accrued interest into Series D Convertible Preferred Stock	$-	$1,060,717
Conversion of legal settlement into Series D Convertible Preferred Stock	$-	$296,027
Conversion of professional services into Series D Convertible Preferred Stock	$-	$35,000

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim unaudited consolidated financial statements included herein for Merriman Holdings, Inc. (formerly Merriman Curhan Ford Group, Inc. and MCF Corporation), or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company’s 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2009.

Under Accounting Standards Codification Topic (“ASC”) 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued.

Change in Company and Subsidiary Name

At the stockholders’ annual meeting on August 10, 2010, the stockholders approved the adoption of an amendment to the Company’s Amended Certificate of Incorporation changing the Company’s name from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc.  In September 2010, the Company also changed the name of its subsidiary from Merriman Curhan Ford & Co. to Merriman Capital, Inc. (hereafter “MC”).

Reverse Stock Split

At the stockholders’ annual meeting on August 10, 2010, the stockholders also voted to approve the amendment to the Company’s Amended Certificate of Incorporation to affect a one-for-seven reverse stock split.  The reverse stock split became effective at 12:01 am, Eastern Time, on August 16, 2010. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. In addition, upon the effectiveness of the reverse stock split, seven shares of Series D Convertible Preferred Stock will be convertible into one share of common stock of the Company. The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company's Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies - continued

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, “Fair Value Measurement and Disclosures,” for our financial assets and liabilities. Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

MERRIMAN HOLDINGS, INC.
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

MERRIMAN HOLDINGS, INC.
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

 Segment Reporting

The Company has determined that it has only one operating and reportable segment, Merriman Capital, Inc. (formerly Merriman Curhan Ford & Co.), for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of September 30, 2010 and December 31, 2009, and consolidated total revenues for the three months and nine months period ended September 30, 2010 and 2009.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011, with early adoption permitted.  Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. Effective April 1, 2010, the Company early adopted the guidance in ASC 820-10 related to the disclosure on the roll forward activities for Level 3 fair value measurements.  Other than requiring additional disclosures, the adoption of this new guidance did not have an impact on our consolidated financial statements. (See Note 5 - Fair Value of Assets and Liabilities.)

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. Other than requiring additional disclosures, the adoption of this new guidance will not have an impact on our consolidated financial statements.

On July 21, 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act).  The Wall Street Reform Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor.  As a result, the Company is not required and is not planning to obtain an attestation report on management’s assessment of internal controls over financial reporting from the Company’s external auditor as of December 31, 2010. Disclosure of management attestations on internal control over financial reporting under existing Section 404(a) continues to be required for smaller companies.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Liquidity

We incurred substantial losses and negative cash flows from operations in 2009 and 2008. We had net losses of $5,462,000 and $30,274,000 in 2009 and 2008, respectively, and negative operating cash flows of $12,648,000 and $24,945,000 for the same respective years. For the nine months ended September 30, 2010, we also incurred net losses of $6,604,000 and negative operating cash flows of $2,495,000.  Furthermore, as of September 30, 2010, we had an accumulated deficit of $131,420,000. While we believe our current funds will be sufficient to enable us to meet our current expenditures, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures and/or to raise additional capital. We plan to raise additional permanent capital to ensure our operating flexibility and to reduce our cost of underwriting capital.  Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

3. Issuance of Notes and Warrants

Convertible Notes

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Note,” and collectively, the “Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Notes were converted into Series D Convertible Preferred Stock on September 8, 2009 (see Note 4).  No Notes remain outstanding as of September 30, 2010.

The Notes were issued with warrants to purchase additional shares of common stock of the Company at $3.50 per share on a post-reverse split basis for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $3.50.  The warrants issued in connection with the Notes remain outstanding as of September 30, 2010 and are exercisable at any time.

Bridge Note

Ronald L. Chez is a member of the Company’s Board of Directors.  Prior to Mr. Chez joining the Board, he received a secured promissory note (the “Chez Note”) in the principal amount of $500,000 from the Company in July 2009.  The Chez Note was issued in a private placement to Mr. Chez as an accredited investor exempt from registration requirements.  The Chez Note carried an interest rate of 9% per annum, payable on maturity.  The Chez Note was issued with ten-year warrants to purchase 166,113 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis.  The principal and interest accrued under the Chez Note was converted into Series D Convertible Preferred Stock on September 8, 2009.  As of September 30, 2010, no portion of the Chez Note remains outstanding.  The warrants remain outstanding and may be exercised at the discretion of the holder.  The Chez Note was personally guaranteed by Messrs. Merriman and Coleman.

As compensation for their personal guarantees, D. Jonathan Merriman, the Company’s Chief Executive Officer, and Peter V. Coleman, the Chief Financial Officer, each originally received ten-year warrants to purchase 83,056 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis.  Subsequent to issuance, Messrs. Merriman and Coleman each transferred ownership of 32,618 warrants to Mr. Chez and retained ownership of 41,528 warrants each.  The balance of 8,910 warrants was transferred by each of Messrs. Merriman and Coleman to third parties in connection with investments in the Company’s Series D Preferred Convertible Stock strategic transaction of September 2009.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Notes and Warrants — continued

XL Settlement Warrants

On February 12, 2010, the Company settled its lawsuit with XL Specialty Insurance Company.  As part of its settlement agreement dated September 8, 2009 with DGB Investment, Inc., Craig Leipold, Heritage Bank of Commerce, Modern Bank, Valley Community Bank, AEG Facilities and the Federal Deposit Insurance Company (“FDIC”) as receiver for Security Pacific Bank (the “Litigants”), the Company assigned certain rights of recovery to the Litigants.  The settlement was for $5,750,000, of which the Company’s portion, pursuant to the settlement agreement, was $325,000 less expenses.  As a result of the receipt of the proceeds as insurance recovery on the legal settlement, the Company was obligated to issue 53,366 warrants to purchase shares of the Company’s common stock at a price per share of $6.09 on a post-reverse split basis.  As of December 31, 2009, the Company had accrued for the $325,000 liability that was paid out as warrants during the first quarter of 2010.

As of September 30, 2010 and December 31, 2009, the Company had 4,229,081 and 4,146,235 of total warrants outstanding, respectively.

Long Term Subordinated Loan

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Unsecured Promissory Notes.  The Unsecured Promissory Notes are for a term of three years and provide for interest comprising two components: (i) Six Percent (6.0%) per annum to be paid in cash monthly (the “Current Interest”); and (ii) Eight (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to: (A) 30% of the principal amount lent; divided by (B) $3.01 per share.  The total effective interest on the note is approximately 21.73%.  Proceeds were used to supplement underwriting capacity and working capital for our broker dealer subsidiary, Merriman Capital, Inc.

The total proceeds of $1,000,000 raised in the transaction above is accounted for as an issuance of debt with stocks.  The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument.  Based on such allocation method, the value of the stocks issued in connection with the Unsecured Promissory Notes was $206,000, which was recorded as a discount on the debt and applied against the Unsecured Promissory Notes.

As of September 30, 2010, the Unsecured Promissory Notes of $794,000, net of $206,000 discount, remain outstanding and is included in subordinated loan to related parties – long term in the Company’s consolidated statement of financial condition.  The discount on the note is amortized over the term of the loan using the effective interest method.  For the three and nine-months ended September 30, 2010, the Company incurred less than $500 as fees on the Unsecured Promissory Notes, which also remain outstanding as of September 30, 2010 and is included in accrued expenses in the consolidated statements of financial position.

Temporary Subordinated Loan

During the year, the Company issued several loans in the form of temporary subordinated loans to supplement the Company’s net capital and enable it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  All temporary subordinated loan transactions are disclosed separately in Note 13, Related Party Transactions.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4.  Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 3,388,702 shares of the Company’s common stock with an exercise price of $4.55 per share on a post-reverse split basis.  The investor group consisted of 56 individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Effective upon the reverse-stock split as mentioned in Note 1, seven shares of Series D Convertible Preferred Stock are convertible into one share of common stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.  For the three and nine months ended September 30, 2010, total Series D Convertible Preferred Stock dividends were $146,400 and $446,100, respectively.  As of September 30, 2010, the Company has an outstanding cash dividends payable of $48,800 which are included in accounts payable in the consolidated statements of financial position.

The warrants issued in connection with the Series D Convertible Preferred Stock will expire five years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert them into shares of the Company’s common stock at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount.  The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $21.00 per share on a post-reverse split basis and when the average trading volume for the immediately prior four-week period is 4,285 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The Company has accounted for this transaction as issuance of convertible preferred stock with detachable stock warrants.  The total value of the Series D Convertible Preferred Stock strategic transaction was $10,200,000, which consists of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes and legal services.  Of the total cash proceeds, $4,300,000 was used to settle certain legal claims which were in the aggregate amount of $43,577,000.  The remaining cash of $4,508,000 was used for working capital.

MERRIMAN HOLDINGS, INC.
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

Also, as compensation for investment banking services, the Company frequently receives common stock of the client as an additional compensation to cash fees.  The common stock is typically issued prior to a registration statement is effective.  The Company classifies these securities as “not-readily marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under the exemption to the Federal Securities Act of 1933 provided by SEC Rule 144 (“Rule 144”), including the requisite holding period.  Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities – continued

Underwriters’ Purchase Options

The Company may receive partial compensation for its investment banking services also in the form underwriters’ purchase options (“UPOs”).  UPOs are identical to warrants other than with respect to the securities for which they are exercisable. UPOs grant the holder the right to purchase a “bundle” of securities, including common stock and warrants to purchase common stock.  UPOs grant the right to purchase securities of companies for which the Company acted as an underwriter to account for any overallotment of these securities in a public offering.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation.

The fair value of the UPO is determined using the Black-Scholes model or similar technique, applied in two stages.  The first stage is to determine the value of the warrants contained within the “bundle” which is then added to the fair value of the stock within the bundle.  Once the fair value of the underlying “bundle” is established, the Black-Scholes model is used again to estimate a value for the UPO.  The fair value of the “bundle” as estimated by Black-Scholes in the first stage is used instead of the price of the underlying stock as one of the inputs in the second stage of the Black-Scholes.  The use of the valuation techniques requires significant management assumptions and therefore UPOs are classified as Level 3 securities.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets and Liabilities at Fair Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,157,216	$-	$143,955	$1,301,171
Stock warrants	-	-	984,443	984,443
Underwriters' purchase option	-	-	346,430	346,430
Preferred stock	-	-	238	238

Total securities owned	$1,157,216	$-	$1,475,066	$2,632,282

Liabilities:
Securities sold, not yet purchased	121,354	-	-	121,354

Total fair value liabilities	$121,354	$-	$-	$121,354

	Assets and Liabilities at Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$3,403,757	$-	$21,731	$3,425,488
Stock warrants	-	-	1,575,481	1,575,481
Underwriters' purchase option	-	-	-	-
Preferred stock	434	-	-	434

Total securities owned	$3,404,191	$-	$1,597,212	$5,001,403

Liabilities:
Securities sold, not yet purchased	161,461	-	-	161,461

Total fair value liabilities	$161,461	$-	$-	$161,461

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2010 and 2009:

				Underwriters'
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Options	Stock		Total
Balance at December 31, 2009	$21,731		$1,575,481	$-	$-		$1,597,212
Purchases or receipt (a)	96,890		316,184	462,399	-		875,473
Sales or exercises	-		(409,528)	-	-		(409,528)
Transfers into	248,637	(b)	-	-	434	(b)	249,071
Transfers out of	(21,731)	(c)	-	-	-		(21,731)
Losses:
Realized	-		-	-	-		-
Unrealized	(201,572)		(497,694)	(115,969)	(196)		(815,430)
Balance at September 30, 2010	$143,955		$984,443	$346,430	$238		$1,475,066

Change in unrealized losses
relating to instruments still held
at September 30, 2010	$(201,572)		$(497,694)	$(115,969)	$(196)		$(815,430)

(a)	Includes purchases of securities and securities received for services

(b)	Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlyinginstruments.

(c)	Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency.

			Underwriters'
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Option	Stock	Total
Assets:
Balance at December 31, 2008	$695	$1,605,451	$27,995	$-	$1,634,141
Purchases, issuances, settlements
and sales	50,998	254,298	-	-	305,296
Net transfers in (out)	(51,693)	(108,900)	-	-	(160,593)
Gains (losses):
Realized	-	(79,093)	(91,058)	-	(170,151)
Unrealized	-	284,699	63,063	-	347,762
Balance at September 30, 2009	$-	$1,956,455	$-	$-	$1,956,455

Change in unrealized gains
relating to instruments still held
at September 30, 2009	$-	$284,699	$63,063	$-	$347,762

Liabilities:
Balance at December 31, 2008	$-	$-	$-	$-	$-
Value at issuance	-	16,893,251	-	-	16,893,251
Change in value	-	9,628,460	-	-	9,628,460
Balance at September 30, 2009	$-	$26,521,711	$-	$-	$26,521,711

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended September 30, 2010 and 2009:

				Underwriters'
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Options	Stock	Total
Balance at June 30, 2010	$42,791		$1,348,710	$408,941	$619	$1,801,061
Purchases or receipt	-		-	-	-	-
Sales or exercises	-		-	-	-	-
Transfers into	37,890	(a)	-	-	-	37,890
Transfers out of	-		-	-	-	-
Gains (losses)
Realized	-		-	-	-	-
Unrealized	63,274		(364,267)	(62,511)	(381)	(363,885)
Balance at September 30, 2010	$143,955		$984,443	$346,430	$238	$1,475,066

Change in unrealized gains
(losses) relating to instruments still held
at September 30, 2010	$63,274		$(364,267)	$(62,511)	$(381)	$(363,885)

(a)	Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlyinginstruments.

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Total
Assets:
Balance at June 30, 2009	$25,033	$1,306,930	$-	$1,331,963
Purchases, issuances and settlements
and sales	-	121,418	-	121,418
Net transfers out	(25,033)	-	-	(25,033)
Gains				-
Realized	-	-	-	-
Unrealized	-	528,107	-	528,107
Balance at September 30, 2009	$-	$1,956,455	$-	$1,956,455

Change in unrealized gains
relating to instruments still held
at September 30, 2009	$-	$528,107	$-	$528,107

Liabilities:
Balance at June 30, 2009	$-	$-	$-	$-
Value at issuance	-	16,893,251	-	16,893,251
Change in value	-	9,628,460	-	9,628,460
Balance at September 30, 2009	$-	$26,521,711	$-	$26,521,711

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Fair Value of Assets and Liabilities — continued
The amounts of unrealized losses for the nine months ended September 30, 2010 included in the table above are all attributable to those assets held as of September 30, 2010. Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the consolidated statements of operations.

Transfers within the Fair Value Hierarchy

We assess our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC Topic 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the nine months ended September 30, 2010.

6. Stock-Based Compensation Expense

Stock Options

 As of September 30, 2010, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of September 30, 2010, 517,398 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three and nine months ended September 30, 2010 was $258,000 and $1,254,000, respectively.  Of the total stock compensation expense for the nine months ended September 30, 2010, $138,000 was incurred due to acceleration of vesting terms of stock options of three employees upon their termination. Compensation expense for stock options during the three months and nine months ended September 30, 2009 was $119,000 and $329,000, respectively.

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2010:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2009	1,364,236	$8.68
Granted	204,228	4.86
Exercised	(15,428)	(2.38)
Cancelled	(247,268)	(12.54)

Outstanding at September 30, 2010	1,305,768	$7.43

Exercisable at September 30, 2010	336,480	$8.43

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 6. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at September 30, 2010:

	Options Outstanding at September 30, 2010				Vested Options at September 30, 2010
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	496,747	8.36	$2.96	$-	268,591	$2.92	$-
$3.5000 - $6.9999	204,071	9.36	5.84	-	6,371	3.80	-
$7.0000 - $10.4999	509,817	9.11	8.42	-	1,274	9.52	-
$10.5000 - $13.9999	24,385	7.29	11.43	-	10,457	12.01	-
$14.0000 - $27.9999	37,720	4.31	23.51	-	20,579	20.70	-
$28.0000 - $48.9999	18,940	6.10	32.52	-	15,120	32.84	-
$49.0000 - $84.4999	13,925	1.46	68.18		13,925	68.18
$85.5000 - $110.0000	163	0.25	107.31	-	163	107.31	-
	1,305,768	8.56	$7.43	$-	336,480	$8.43	$-

As of September 30, 2010, total unrecognized compensation expense related to unvested stock options was $3,448,000. This amount is expected to be recognized as expense over a weighted-average period of 2.98 years.

The weighted average fair value of each stock option granted for the three and nine months ended September 30, 2010 was $4.25 and $2.63, respectively. The weighted average fair value of each stock option granted for the three months and nine months ended September 30, 2009 was $5.53 and $2.38, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009

Expected Volatility	135.55%	117.67%
Average expected term (years)	2.67	2.35
Risk-free interest rate	1.43%	1.17%
Dividend yield	-	-

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three months and nine months ended September 30, 2010 was $164,000 and ($80,000), respectively. We had a negative stock compensation expense for the nine months ended September 30, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated during the three months ended March 31, 2010.  Compensation expense for restricted stock during the three and nine months ended September 30, 2009 was $30,000 and $80,000, respectively.

The following table is a summary of the Company's restricted stock activity for the nine months ended September 30, 2010:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value
Balance as of December 31, 2009	5,522	$74.07
Granted	173,305	2.87
Vested	(163,182)	3.10
Cancelled	(4,725)	79.53

Balance as of September 30, 2010	10,920	$6.91	$26,863

 The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three months and nine months ended September 30, 2010 was $2.77 and $2.87 per share, respectively. The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and nine months ended September 30, 2009 was $1.50 per share.  The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of September 30, 2010, total unrecognized compensation expense related to restricted stock was $61,000. This expense is expected to be recognized over a weighted-average period of 3.27 years.

Warrants Issued as Compensation

Starting September 2009, the Company has been issuing five-year warrants to purchase shares of the Company’s common stock at $4.55 on a post-reverse split basis to the Chairman of the Strategic Advisory Committee, a committee of the Board of Directors, as compensation for serving in that capacity.  For the three months and nine months ended September 30, 2010, the Company issued 8,099 and 29,525 warrants on a post-reverse split basis, respectively.  For the three months and nine months ended September 30, 2010, the Company recorded stock compensation expense of $21,000 and $103,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.  As of September 30, 2010, a total of 42,857 warrants have been issued and remain outstanding.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

7. Income Taxes

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss).  The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.  For the three and nine months ended September 30, 2010, we recorded a $33,000 and $4,000 income tax benefit, respectively.  This relates primarily to additional interest received from IRS for refund claimed in previous year.  For the three and nine months ended September 30, 2009, the Company recorded an income tax benefit of $235,000 and $230,000, respectively.  The tax benefit for the nine months ended September 30, 2009 is primarily related to a state tax benefit recorded upon filing of the Company's 2008 tax returns.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

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

On August 10, 2010, at the stockholders’ annual meeting, a one-for-seven reverse stock split was approved.  On August 30, 2010, Merriman Holdings, Inc. received notice from the NASDAQ Stock Market that the company is currently in compliance with the requirements of NASDAQ Listing Rule 5550(a)(2).  Thus, the delisting proceedings which were instituted by NASDAQ on March 4, 2010 have been terminated.

9. Discontinued Operations

Panel Intelligence LLC

On April 17, 2007, the Company acquired 100 percent of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence LLC (“Panel”) and made into a subsidiary of the Merriman Holdings, Inc. The results of Panel’s operations had been included in the Company’s consolidated financial statements since that date. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel's proprietary methodology and vast network of medical experts.

The Company paid $6.1 million in common stock for Panel. The value of the 221,106 shares of common shares issued on a post-reverse split basis was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders were also entitled to additional consideration on the third anniversary from the closing which is based upon Panel Intelligence achieving specific revenue and profitability milestones.

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

For the three and nine months ended September 30, 2010, income from discontinued operations related to Panel was $0 and $33,340, respectively.  For the three and nine months ended September 30, 2009, the Company incurred loss from discontinued operations of $0 and $94,894, respectively.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

9. Discontinued Operations - continued

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of MC, for $2,000,000 to a group of investors who were also its employees in order to raise capital. The assets sold included MC’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records, which did not have any carrying values.  In accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as other income in the consolidated statement of operations during the six months ended June 30, 2009.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC.  The Company terminated all employees supporting ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC Topic 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

As of December 31, 2009 and September 30, 2010, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

The following revenue and expenses related to ICD have been reclassified as discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 2010	September 2009	September 2010	September 2009
Total revenue	$-	$6,667,486	$9,167,983	$20,072,033

Operating expenses
Compensation & benefits	-	6,227,472	7,870,502	18,519,995
Brokerage & clearing fees	-	14,172	27,219	45,729
Professional services	-	65,205	345,450	96,997
Occupancy & equipment	-	17,170	180,948	41,606
Communications & technology	-	145,124	213,867	377,840
Other expenses	-	288,535	468,233	816,068
Total expense	-	6,757,678	9,106,219	19,898,235

Income (loss) from operations	$-	$(90,192)	$61,764	$173,798

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Loss per Share

The following is a reconciliation of the basic and diluted net loss available to common stockholders and the number of shares used in the basic and diluted net loss per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss from continuing operations	$(4,512,696)	$(16,478,453)	$(6,699,450)	$(19,134,176)

Income (loss) from discontinued operations	-	(90,192)	95,104	78,904

Net loss	$(4,512,696)	$(16,568,645)	$(6,604,346)	$(19,055,272)
Convertible preferred stock, series D dividends	(146,400)	(5,105,802)	(446,100)	(5,105,802)
Net loss attributable to common shareholders - basic and diluted	$(4,659,096)	$(21,674,447)	$(7,050,446)	$(24,161,074)

Weighted-average number of common shares -basic	2,030,584	1,809,724	1,931,781	1,813,144
Assumed exercise or conversion of all potentially dilutive
common shares outstanding	-	-	-	-
Weighted-average number of common shares -diluted	2,030,584	1,809,724	1,931,781	1,813,144

Basic and diluted net loss per share:
Loss from continuing operations	$(2.22)	$(9.11)	$(3.47)	$(10.55)
Income (loss) from discontinued operations	-	(0.05)	0.05	0.04

Net loss per share	$(2.22)	$(9.16)	$(3.42)	$(10.51)

Basic and diluted net loss
per share attributable to common shareholders	$(2.29)	$(11.98)	$(3.65)	$(13.33)

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Loss per Share — continued

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted loss per share is calculated by dividing net loss by the weighted average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three and nine months ended September 30, 2010 and 2009 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.  Interest and dividends are also not considered since including them in the calculation of diluted loss per share would be anti-dilutive.

Shares used in the diluted net loss per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted loss per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock. Because the Company reported a net loss during the three and nine months ended September 30, 2010 and  2009, the Company excluded the impact of all stock options and warrants in the computation of diluted loss per share, as their effect would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The common stock equivalents excluded from the diluted net loss per share computation, as their inclusion would have been anti-dilutive, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted-average stock options and warrants excluded
due to the exercise price exceeding the average fair
value of the Company's common stock during the period	5,370,599	173,551	893,054	778,659

Weighted-average restricted stock, stock options and
stock warrants, calculated using the treasury
stock method, that were excluded due to the
Company reporting a net loss during the period	12,329	370,564	132,365	18,911

Weighted-average shares issuable upon conversion
of the convertible notes payable	-	133,928	-	164,128

Weighted-average shares issuable upon conversion
of the Convertible Preferred stock, Series D	3,242,525	847,175	3,307,071	274,086

Total common stock equivalents excluded from
diluted net loss per share	8,625,453	1,525,218	4,332,490	1,235,784

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Regulatory Requirements

Merriman Capital, Inc. is a broker-dealer subject to Rule 15c3-1 of the Securities and Exchange Commission, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2010, Merriman Capital, Inc. had regulatory net capital, as defined, of $3,077,000, which exceeded the amount required by $2,706,000. Merriman Capital, Inc. is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

 12. Contingencies

A number of lawsuits have been filed against the Company’s wholly owned subsidiary, Merriman Capital, Inc., including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of Merriman Capital, Inc. and David Scott Cacchione (“Cacchione”), a former retail broker of Merriman Capital, Inc.  Cacchione was fired in June of 2008.  The Company selected seven claims it judged to be the most threatening with the aggregate amount of $43,577,000 and settled them simultaneously with its strategic transaction of $10.2 million that closed on September 8, 2009.   The amount for which the claims were settled was $4,300,000, with issuance of five-year warrants and the assignment of certain rights to collect potential payments from the Company’s insurers.  The Company has also settled and dismissed five additional lawsuits.

United American Bank v. Merriman Capital, Inc. (Dismissed)

In July 2008, MC was served with a complaint filed in the Santa Clara County Superior Court by United American Bank, which loaned money to Del Biaggio, alleging that MC entered into an account control agreement for an account that Del Biaggio had previously pledged to another lender. The account pledged was in the name of Del Biaggio. Plaintiff brought claims for, among other things, fraud arising out of the failure to disclose the alleged previous pledge. Plaintiff alleges damages in the amount of $1.75 million. After ensuring that the proper clearance had been obtained from the court in Del Biaggio's bankruptcy case, MC turned over the pledged collateral to Plaintiff United American Bank, performing its obligation under the account control agreement. MC then demanded that it be dismissed from the action.  On May 7, 2010, MC was successfully dismissed from this action with prejudice.

The Private Bank of the Peninsula v. Merriman Capital, Inc. (Settled)

In July 2008, MC was served with a complaint filed in the Santa Clara County Superior Court by The Private Bank of the Peninsula. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $916,667.  On June 18, 2010, plaintiff and MC settled all legal claims.  The Company has appropriately paid the settlement claim for this matter as of September 30, 2010.

Peter Marcil v. Merriman Capital, Inc. (Settled)

In January 2009, our broker-dealer subsidiary, MC, was served with a claim in FINRA Arbitration by Peter Marcil. Mr. Marcil is a former at-will employee of MC and worked in the investment banking department. Mr. Marcil resigned from MC in March of 2007. Mr. Marcil alleged breach of an implied employment contract, wrongful termination, and intentional infliction of emotional distress. Damages were not specified in the arbitration claim. The parties participated in a mediation with San Francisco Attorney/Mediator Mark Rudy on September 14, 2009 and a second mediation on March 1, 2010.  On May 14, 2010, plaintiff and MC settled all legal claims.  The Company has appropriately paid the settlement claim for this matter as of September 30, 2010.

Irving Bronstein et al v. Merriman Capital, Inc. (Settled)

On March 1, 2010, Irving Bronstein, other plaintiffs and MC settled all legal claims.  The Company has appropriately paid the settlement claim for this matter as of September 30, 2010.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 12. Contingencies — continued

Joy Ann Fell v. Merriman Capital, Inc. (Settled)

In November 2008, MC received a demand letter from a former employee, Joy Ann Fell. In January 2009, MC received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleged claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. On July 22, 2010, plaintiff and MC settled all legal claims.  The Company has appropriately paid the legal settlement claim for this matter as of September 30, 2010.

Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc.

In July 2008, MC and the Company were served with a complaint filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 38 plaintiffs which consolidated several similar pending actions filed by the same law firm. Out of the 38 plaintiffs, only 2 were clients of MC.  Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the allegedly fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability. We believe that MC and the Company have meritorious defenses and intend to contest these claims vigorously.

Pacific Capital Bank v. Merriman Capital, Inc.

In October 2008, MC was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $1.84 million. We believe that MC has meritorious defenses and intends to contest this claim vigorously.

Henry Khachaturian v. Merriman Capital, Inc.

In January 2010, the Company was served with a complaint filed in the San Francisco County Superior Court by Henry Khachaturian. The complaint also names as defendants officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. The statement of claim alleges that Mr. Khachaturian was convinced by the Company to purchase shares of a small capitalization stock in which the Company held a position. It further alleges that the Company’s retail broker Cacchione did not permit Mr. Khachaturian to sell the shares at its high before the stock’s price fell. The complaint seeks unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously.

Chuck Peterson v. Merriman Capital, Inc.

On February 23, 2010, Chuck Peterson filed a complaint with the San Francisco Superior Court, California, for fraud, breach of fiduciary duty, and misrepresentation related to Cacchione. The complaint was served on MC on March 5, 2010. The statement of claim alleges that Mr. Peterson was convinced by the Company to purchase shares of a small capitalization stock in which the Company held a position. It further alleges that the Company did not permit Mr. Peterson to sell the shares at its high before the stock’s price fell. The complaint seeks unspecified compensatory and punitive damages.  The Company believes it has meritorious defenses and intends to contest these claims vigorously.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 12. Contingencies — continued

John Zarich v. Merriman Capital, Inc.

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MC. The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MC held a position. It further alleges that Cacchione convinced Zarich not to sell the shares at its high before the stock’s price fell. The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008. We believe that MC has meritorious defenses and intends to contest this claim vigorously.

Midsummer Investment, Ltd., v. Merriman Holdings, Inc.

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by the Company to them, and that the Company refused to honor an exercise of that warrant. The Company believes that Midsummer is not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment. The Company has accrued appropriately as of September 30, 2010 for this matter.

 The Company and MC deny any liability and are vigorously contesting the remaining lawsuits and arbitrations. At this point, the Company cannot estimate the amount of damages if they are resolved unfavorably and accordingly, management has not provided an accrual for adverse judgments in these lawsuits and arbitrations.  However, the Company is expecting to settle one or more cases and will accrue legal settlement claims appropriately as the amount of the settlement becomes estimable.

Additionally, from time to time, the Company is also named as a defendant and acts as a plaintiff in the routine conduct of its business.

For the three and nine months ended September 30, 2010, the Company incurred legal services and litigation settlement expense of $855,000 and $1,868,000, respectively.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Related Party Transactions

Long Term Subordinated Loan

As mentioned in Note 3, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Unsecured Promissory Notes.   The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013.  As of September 30, 2010, the Unsecured Promissory Notes of $794,000, net of $206,000 discount, remain outstanding and is included in subordinated loan to related parties – long term in the Company’s consolidated statement of financial condition.  For the three and nine-months ended September 30, 2010, the Company incurred less than $500 as fees on the Unsecured Promissory Notes, which also remain outstanding as of September 30, 2010 and is included in accrued expenses in the consolidated statements of financial position.

Temporary Subordinated Loan

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (“DGB”).  DGB is controlled by Douglas G. Bergeron, who is a member of the Board of Directors.  The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  Interest on the loan is $80,000 for each 10-day period.  As of September 30, 2010, the loan is still outstanding and is included in notes payable to related party – short term in the Company’s consolidated statement of financial condition.  For the three and nine-months ended September 30, 2010, the Company incurred a total of $8,000 as fees on the loan, which is included in cost of underwriting capital in the Company’s consolidated statements of operations.  As of September 30, 2010, the $8,000 fee on the loan remains outstanding and is included in accrued expenses in the consolidated statements of financial position.  The loan and fees payable in relation to this loan have been repaid in full in October 2010.  Total fees paid on this loan were $80,000.

On April 23, 2010, the Company borrowed $1,000,000 from DGB and $6,000,000 from Ronald L. Chez IRA.  Mr. Chez is also a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company incurred a total of $230,000 as fees on the loans from DGB and Ronald L. Chez IRA.  As of September 30, 2010, the loans and fees have been paid in full and no balance remains outstanding.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Related Party Transactions – continued

Board of Directors Compensation

In August 2010, the stockholders approved Ronald L. Chez to be the Co-Chairman of the Board of Directors of the Company.  During the first year of his term as co-chairman, Mr. Chez was compensated with 42,857 shares of the Company’s common stock.  For the three and nine-months ended September 30, 2010, the Company recorded $135,000 of stock-based compensation expense in relation Mr. Chez’s compensation.

Series D Convertible Preferred Stock

As mentioned in Note 4, Series D Convertible Preferred Stock, on September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 3,388,702 shares of the Company’s common stock with an exercise price of $4.55 per share on a post-reverse split basis.  The investor group constituted of 56 individuals and entities including certain officers, directors and employees of the Company, as well as outside investors.

Three of the investors in the Series D Convertible Preferred Stock, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In addition, the Company’s Chief Executive Officer and Chief Financial Officer, who are also officers of Merriman Capital, Inc., the Company’s primary operating subsidiary, along with 11 other executives and senior managers of MC were also investors in the Series D Convertible Preferred Stock.  Finally, all 5 members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Strategic Advisory Committee

In September 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year of his term as the Chair of the Committee, Mr. Chez was compensated with warrants to purchase 42,857 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis, to be issued prorata on a monthly basis.  There is one other member of the Strategic Advisory Committee, our CEO, D. Jonathan Merriman.  Mr. Merriman does not receive any additional compensation for such service and no other compensation arrangement for service on the Committee has been made.

14. Subsequent Events

The loan and fees payable in relation to the $4,000,000 related party loan from DGB have been repaid in full in October 2010.  Total fees paid on this loan were $80,000.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 51 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

Overview

We are a financial services holding company that provides equity research, capital markets services, corporate and venture services, and investment banking through our primary operating subsidiary, Merriman Capital, Inc. (formerly Merriman Curhan Ford & Co.).  In 2009, we sold the operating assets of Panel Intelligence, LLC, and discontinued operations of MCF Asset Management, LLC.

Merriman Capital, Inc. (“MC”) is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to become a leader in the research, advising, financing, trading and investment in fast-growing companies under $1 billion in market capitalization. We provide equity research, brokerage and trading services primarily to institutions, as well as investment banking and advisory services to corporate clients. We are attempting to gain market share by originating differentiated research for our institutional investor clients and providing specialized and integrated services for our fast-growing corporate clients.

Institutional Cash Distributors (“ICD”) was a division of MC which brokered money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  ICD was founded as a division of MC in 2004 and grew rapidly over five years.  In January 2009, we sold the primary assets related to the ICD operations to a group of investors which included some of our employees.  To assist in the transition of operations to the new owners, we provided substantial services to ICD, including collecting its revenues.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC. The Company terminated all employees supporting ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance Accounting Standards Codification (ASC) Topic 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

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

MCF Asset Management, LLC managed absolute return investment products for institutional and high-net worth clients. We were the sub-advisor for the MCF Focus fund. As a result of the legal expenses incurred due to the matters involving the former retail broker, David Scott Cacchione, the Company focused on its core investment banking and broker dealer services, and liquidated the funds under management and returned investments to the investors in the fourth quarter of 2008. We no longer have, for all practical purposes, a subsidiary dedicated to asset management.  At September 30, 2010, we held an immaterial amount of illiquid assets and are in the process of distributing these to investors.

We are headquartered in San Francisco, CA with additional offices in New York, NY. As of September 30, 2010 and December 31, 2009, we had 81 and 94 employees respectively. Merriman Capital, Inc. is registered with the Securities and Exchange Commission (“SEC”) as a broker-dealer and is a member of Financial Industry Regulatory Authority (“FINRA”) and the Securities Investors Protection Corporation (“SIPC”).

Executive Summary

Revenue from continuing operations grew by 26% for the nine-months ended September 30, 2010 compared to the same period in 2009.  Our commissions revenue for the same period grew by 29% year-over-year, due primarily to increase in trading volume.  Investment banking revenue increased by 50% year over year but down significantly from the first and second quarter of 2010’s performance. Losses from principal transactions were flat for the nine months ended September 30, 2010 compared to the same period of 2009.   For the nine months ended September 30, 2010, we incurred a loss from continuing operations of $6,699,000 or $3.47 per share, however, cash used to support our operations was only $2,495,000 for the first nine months of 2010 mainly due to noncash operating expenses and decrease in net operating assets.

Revenue from continuing operations declined by 36% in the third quarter of 2010 compared to the third quarter of 2009. Our commissions revenue for the same period grew by 26% year-over-year, due primarily to more effective research penetration of our institutional customer base.  Investment banking revenue decreased by 83% year over year and down significantly from the first and second quarter of 2010’s performance. We incurred a loss from continuing operations of $4,513,000 for the three months ended September 30, 2010 primarily due to lack of banking business.  The overall banking business environment was very slow in the third quarter of 2010.

Business Environment

Investor sentiment continued to fluctuate into the third quarter as small cap stocks continued to display a high degree of volatility. The quarter began with ongoing concerns about the state of the economy and investors handicapping odds of a double-dip recession.  While economic growth in the U.S. and most Europe is still very weak, the major economic indicators are pointing to a slow and choppy recovery.

The Fed’s consistent messaging of the push to revive the weak economy, as well as aggressive telegraphing of “Quantitative Easing Part II” provided a firm underpinning to the market.  The S&P 500® Index generated return of 11.3% for the third quarter and 3.9% year to date, similar to the Russell 3000® Index posted return of 11.5% for the third quarter and 4.8% year to date. For the third quarter, all ten U.S. equity market sectors rose. The best performing sectors were telecommunication services and materials, while the worst performing were health care and financials.  The preponderance of negative investor sentiment, a slowly improving economy and high cash levels drove the market higher in the third quarter.  At some point, corporate and mutual fund cash will begin to flow back into equities, which would seem to bode well for a solid fourth quarter and 2011.

Corporations continue to keep hiring to a minimum and are focusing on margins. The unemployment rate continues to remain high and at 9.6% appears to be impeding the recovery in consumer spending. Many governments around the world face large budget deficits and mounting debt burdens adding to investor uncertainty. The US economy appears to be a call on how much stimulus will be directed at the consumer and small businesses.  Much of this will be decided in the November elections.

Our business activities are focused in the Technology,  Consumer/Internet/Media, and CleanTech sectors.  By their nature, our business activities are highly competitive and are not only subject to general market conditions, volatile trading markets and fluctuations in the volume of market activity, but also to the conditions affecting the companies and markets in our areas of focus.

Performance in the financial services industry in which we operate is highly correlated to the overall strength of economic conditions and financial market activity. Overall market conditions are a product of many factors which may affect the financial decisions made by investors, including their level of participation in the financial markets. In turn, these decisions may affect our business results. With respect to financial market activity, our revenues and profitability are sensitive to a variety of factors, including the demand for investment banking services as reflected by the number and size of equity financings and merger and acquisition transactions, the volatility of the equity markets, and the volume and value of trading in securities.

Reverse Stock Split

At the stockholders’ annual meeting on August 10, 2010, the stockholders also voted to approve the amendment to the Company’s Amended Certificate of Incorporation to affect a one-for-seven reverse stock split.  The reverse stock split became effective at 12:01 am, Eastern Time, on August 16, 2010. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. In addition, upon the effectiveness of the reverse stock split, seven shares of Series D Convertible Preferred Stock will be convertible into one share of common stock of the Company. The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company's Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock. All references to the number of shares and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

Series D Convertible Preferred Stock

On September 8, 2009, we issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 3,388,702 shares of the Company’s common stock with an exercise price of $4.55 per share on a post-reverse split basis.  The investor group of 56 constituted of individuals and entities including certain of our officers, directors and employees, as well as outside investors.  All or portions of the principal and accrued interest of debt issued previously in 2009 were converted into the Series D Convertible Preferred Stock shares.  None of these debt instruments remain outstanding after September 8, 2009.  The warrants issued in conjunction with the May 29 Convertible Notes and with the July 31 Bridge Note remain outstanding as of September 30, 2010.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933, as amended, which closed on September 8, 2009.  Effective upon the reverse-stock split as mentioned above, seven shares of Series D Convertible Preferred Stock are convertible into one share of our Common Stock.

The Series D Convertible Preferred Stock has anti-dilution features including a full ratchet provision so that if we were to pay dividends, split (forward or reverse) our common shares, or adjust our shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The warrants issued in conjunction with the Series D Convertible Preferred Stock were amended and the full ratchet provision originally included was removed as of December 28, 2009. These warrants were assessed in accordance with ASC 815 “Derivatives and Hedging” and it was determined that the full ratchet provision included in the warrant triggered derivative liability accounting. On the grant date the fair value of the warrants was reported as warrant liability in the consolidated statement of financial position, and marked to market.  On the removal of the full ratchet provision, which had triggered the derivative accounting, the market value was reclassified as additional paid-in capital.

The warrants will expire 5 years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert their Series D Convertible Preferred Stock into shares of our common stock at any time in amounts of no less that $100,000 unless it is for all of the shares held by the holder.  The Series D Convertible Preferred Stock will automatically convert at our discretion upon 10-day notice given when the average closing price of our common stock over a 30-day period is at or above $21.00 per share on a post-reverse split basis and when the average trading volume for the most recent four-week period is 4,285 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

The total proceeds of $10,200,000 raised in the transaction described above are accounted for under generally accepted accounting principles, primarily ASC 470, “Debt”. We accounted for this transaction as issuance of convertible preferred stock with detachable stock warrant. The $10,200,000 consisted of $8,808,000 of cash proceeds and $1,392,000 of noncash proceeds from conversions of prior notes and legal services.  Of the total cash proceeds, $4,300,000 was used to settle certain legal claims which were in the aggregate amount of $43,577,000.  The remaining cash of $4,508,000 was used for working capital.

The Series D Convertible Preferred Stock pays dividends to the holders at an annual rate of 6%, payable monthly in arrears.  For the three and nine months ended September 30, 2010, total Series D Convertible Preferred Stock dividends were $146,400 and $446,100, respectively.  As of September 30, 2010, the Company has an outstanding cash dividends payable of $48,800 which are included in accounts payable in the consolidated statements of financial position.

Liquidity and Capital Resources

As of September 30, 2010, liquid assets consisted primarily of cash and cash equivalents of $7,515,000 and marketable securities of $2,199,000, for a total of $9,714,000.

Merriman Capital, Inc., as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2010, Merriman Capital, Inc. had regulatory net capital of $3,077,000, which exceeded the amount required by $2,706,000.

Results of Operations

The following table sets forth the results of operations for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenue:
Commissions	$3,959,937	$3,137,232	$11,402,663	$8,818,247
Principal transactions	(309,422)	(35,522)	(133,261)	(128,732)
Investment banking	537,187	3,127,596	8,099,497	5,411,463
Advisory and other	49,124	411,602	413,465	1,618,282

Total revenue	4,236,826	6,640,908	19,782,364	15,719,260

Operating expenses:
Compensation and benefits	4,863,982	4,003,208	15,462,360	11,167,490
Brokerage and clearing fees	361,413	193,880	1,131,584	745,678
Professional services	456,533	495,905	1,195,094	1,718,046
Occupancy and equipment	479,205	534,130	1,451,045	1,575,742
Communications and technology	476,941	736,755	1,563,417	2,065,139
Depreciation and amortization	99,746	109,922	302,600	372,913
Travel and entertainment	303,956	281,860	955,525	532,113
Legal services and litigation settlement expense	855,286	5,837,699	1,867,878	6,616,311
Cost of underwriting capital	8,000	-	968,576	-
Other	874,232	248,293	1,587,580	1,342,094

Total operating expenses	8,779,294	12,441,652	26,485,659	26,135,526

Operating loss	(4,542,468)	(5,800,744)	(6,703,295)	(10,416,266)

Other income	-	-	29,319	2,000,000
Interest income	3,941	4,425	10,408	13,591
Change in fair value of warrant liability	-	(9,628,460)	-	(9,628,460)
Interest expense	(7,471)	(1,289,401)	(40,167)	(1,333,569)

Loss from continuing operations before income taxes	(4,545,998)	(16,714,180)	(6,703,735)	(19,364,704)

Income tax benefit	33,302	235,727	4,285	230,528

Loss from continuing operations	(4,512,696)	(16,478,453)	(6,699,450)	(19,134,176)

Income (loss) from discontinued operations	-	(90,192)	95,104	78,904

Net loss	$(4,512,696)	$(16,568,645)	$(6,604,346)	$(19,055,272)
Preferred stock deemed dividend	-	(5,066,702)	-	(5,066,702)
Preferred stock cash dividend	(146,400)	(39,100)	(446,100)	(39,100)

Net loss attributable to common shareholders	$(4,659,096)	$(21,674,447)	$(7,050,446)	$(24,161,074)

Our net loss for the three months and nine months ended September 30, 2010 and 2009 included the following noncash expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation	$442,876	$170,207	$1,277,656	$429,986
Depreciation and amortization	99,746	109,922	302,600	383,523
Amortization of discounts on debt	168	542,871	168	552,639
Amortization of debt issuance costs	-	346,995	-	346,995
Amortization of beneficial conversion feature	-	180,639	-	180,639
Change in fair value of warrant liability	-	9,628,460	-	9,628,460
Loss (gain) on disposal of equipment and fixtures	-	(100)	(2,987)	294,378
Provision for uncollectible accounts receivable	416,602	(97,399)	434,783	58,074
Securities received for services	-	(121,418)	(944,188)	(290,331)
Unrealized (gain) loss on securities owned	305,325	(213,356)	1,069,415	480,292

Total	$1,264,717	$10,546,821	$2,137,447	$12,064,655

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Capital raising	$262,187	$1,816,667	$7,282,788	$2,680,799
Financial advisory	275,000	1,310,929	816,709	2,730,664

Total investment banking revenue	$537,187	$3,127,596	$8,099,497	$5,411,463

Transaction Volumes:
Public offerings:
Capital underwritten participations	$104,275,000	$416,895,000	$342,775,000	$451,270,000
Number of transactions	1	4	5	5
Private placements:
Capital raised	$-	$37,390,000	$94,369,150	$89,018,000
Number of transactions	-	4	7	7
Financial advisory:
Transaction amounts	$15,000,000	$141,900,000	$43,028,500	$194,800,000
Number of transactions	1	4	4	9

 Our investment banking revenue was $537,000 or 13% of our revenue during the third quarter of 2010, representing an 83% decrease from the same quarter in 2009. In the third quarter of 2010, there were less number of transactions that we participated in with lower average transaction sizes compared to the third quarter of 2009. Overall banking business environment was very slow in the third quarter of 2010.

During the three months ended September 30, 2010 and 2009, there were no investment banking clients that accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Commissions:
Institutional equities	$3,959,937	$3,137,232	$11,402,663	$8,818,247

Total commissions revenue	$3,959,937	$3,137,232	$11,402,663	$8,818,247

Principal transactions:
Customer principal transactions, proprietary
trading and market making	$(74,909)	$(547,345)	$837,575	$(217,235)
Investment portfolio	(234,513)	511,823	(970,836)	88,503

Total principal transactions revenue	$(309,422)	$(35,522)	$(133,261)	$(128,732)

Transaction Volumes:
Number of shares traded	178,819,198	162,350,775	542,839,680	643,702,710
Number of active clients	214	204	286	279

We had eight equity research analysts, which covered 94 and 100 companies as of September 30, 2010 and 2009, respectively.

Commissions amounted to $3,960,000, or 93%, of our revenue during the third quarter of 2010, representing a 26% increase in commissions revenue from the same period in 2009. The increase was mostly attributable to more effective research penetration of our institutional customer base in the third quarter of 2010 as compared to the same period in 2009.

Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.  Principal transactions loss increased by $274,000 during the third quarter of 2010 versus the third quarter of 2009. The year-over-year increase in loss is due mainly to change in our investment portfolio’s fair value at the end of each reporting period.

During the third quarter of 2010, there were two brokerage customer that accounted for more than 10% of our total revenue and none in the third quarter of 2009.

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

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Incentive compensation and discretionary bonuses	$2,027,627	$2,218,702	$7,240,040	$4,605,332
Salaries and wages	1,960,080	1,303,696	5,485,457	4,936,115
Stock-based compensation	442,876	170,207	1,277,656	429,986
Payroll taxes, benefits and other	433,399	310,603	1,459,207	1,196,057

Total compensation and benefits	$4,863,982	$4,003,208	$15,462,360	$11,167,490

Total compensation and benefits as a
percentage of revenue	115%	60%	78%	71%
Cash compensation and benefits as a
percentage of revenue	104%	58%	72%	68%

The increase in compensation and benefits expense of $861,000 or 22%, from the third quarter of 2009 to the third quarter of 2010 was due mostly to increase in salaries as a retention effort and increase in stock-based compensation to motivate key employees.  Furthermore, in the third quarter of 2009, the Company executives decided to forego a portion of their salaries which resulted in a reduction of salaries and wages during third quarter of 2009.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue increased to 104% of revenues during the third quarter of 2010 as compared to 58% in the same period in 2009. This increase was primarily the result of a decrease in revenues during the quarter accompanied by a change in the Company’s variable compensation plan during 2010 and increase in salaries and wages due to increase in salaries to retain and motivate key employees.

Stock-based compensation expense increased by 160% in the third quarter of 2010 as compared to the same period in 2009. The increase in stock-based compensation expense can be attributed to additional equity grants as board compensation during the three months ended September 30, 2010.  Additionally, the Company continues to use equity-based awards as incentive compensation, which is continued to be amortized over the vesting term.

There were four sales professional that each accounted for more than 10% of our total revenue during the three months ended September 30, 2010 and none in the same period of 2009.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Capital, Inc. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Capital, Inc. and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees increased by $168,000, or 86%, during the third quarter of 2010 over the third quarter of 2009, due mostly to higher level of commissions during the third quarter of 2010.

Cost of underwriting capital for the three months ended September 30, 2010 includes $8,000 of expenses incurred directly related to underwriting deals, such as cost of borrowing to be able to underwrite offerings as required by FINRA rules.  (Refer to Related Party Transactions below.)  No such expenses were incurred in the third quarter of 2009.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. The decrease of $260,000, or 35%, in the third quarter of 2010 over the third quarter of 2009 was primarily due to our continued cost reduction program.

Legal services and litigation settlement fees were significantly lower in the third quarter of 2010 compared to the third quarter of 2009 due to settlement of certain cases related to Del Biaggio and Cacchione (see Legal Proceedings in Item 1 of Part II) prior to the third quarter of 2010.  During the third quarter of 2010 and 2009, the majority of the fees were related to settlement costs.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies, write-off of receivables and other miscellaneous expenses. The increase of approximately $626,000, or 252%, in the third quarter of 2010 over the third quarter of 2009 was due to provision for uncollectible accounts receivable as the collectability of the accounts receivables become questionable.

Income Taxes

At the end of each interim reporting period, the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss).  The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate.  For the three and nine months ended September 30, 2010, we recorded a $33,000 and $4,000 income tax benefit, respectively.  This relates primarily to additional interest received from IRS for refund claimed in previous year.  For the three and nine months ended September 30, 2009, the Company recorded an income tax benefit of $235,000 and $230,000, respectively.  The tax benefit for the nine months ended September 30, 2009 is primarily related to a state tax benefit recorded upon filing of the Company's 2008 tax returns.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months and nine months ended September 30, 2010 and 2009. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of September 30, 2010, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes	Operating	Operating	Capital
	Payable	Commitments	Leases	Leases	Total

2010	$4,095,123	$435,378	$398,911	$73,323	$5,002,735
2011	60,000	978,603	1,547,625	122,205	2,708,433
2012	60,164	60,640	1,093,338	-	1,214,142
2013	1,284,932	-	630,000	-	1,914,932
2014	-	-	-	-	-
Thereafter	-	-	-	-	-

Total commitments	5,500,219	1,474,621	3,669,874	195,528	10,840,242

Interest	(500,219)	-	-	(4,186)	(504,405)

Net commitments	$5,000,000	$1,474,621	$3,669,874	$191,342	$10,335,837

Loss from Discontinued Operations

Panel Intelligence LLC

On April 17, 2007, the Company acquired 100 percent of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence LLC (“Panel”) and made into a subsidiary of the Merriman Holdings, Inc. The results of Panel’s operations had been included in the Company’s consolidated financial statements since that date. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel's proprietary methodology and vast network of medical experts.

The Company paid $6.1 million in common stock for Panel. The value of the 221,106 shares of common shares issued on a post-reverse split basis was determined based on the average market price of the Company’s common stock over the period including three days before and after the terms of the acquisition were agreed to and announced. The selling stockholders were also entitled to additional consideration on the third anniversary from the closing which is based upon Panel Intelligence achieving specific revenue and profitability milestones.

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

For the three and nine months ended September 30, 2010, income from discontinued operations related to Panel was $0 and $33,340, respectively.  For the three and nine months ended September 30, 2009, the Company incurred loss from discontinued operations of $0 and $94,894, respectively.

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MC, for $2,000,000 to a group of investors who were also its employees in order to raise capital. The assets sold included MC’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records, which did not have any carrying values.  In accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as other income in the consolidated statement of operations during the six months ended June 30, 2009.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC.  The Company terminated all employees supporting ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

As of December 31, 2009 and September 30, 2010, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

The following revenue and expenses related to ICD have been reclassified as discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 2010	September 2009	September 2010	September 2009
Total revenue	$-	$6,667,486	$9,167,983	$20,072,033

Operating expenses
Compensation & benefits	-	6,227,472	7,870,502	18,519,995
Brokerage & clearing fees	-	14,172	27,219	45,729
Professional services	-	65,205	345,450	96,997
Occupancy & equipment	-	17,170	180,948	41,606
Communications & technology	-	145,124	213,867	377,840
Other expenses	-	288,535	468,233	816,068
Total expense	-	6,757,678	9,106,219	19,898,235

Income (loss) from operations	$-	$(90,192)	$61,764	$173,798

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that we will be able to realize the benefit of our deferred tax assets as of September 30, 2010 and 2009 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Related Party Transactions

Long Term Subordinated Loan

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Unsecured Promissory Notes.   The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013.  As of September 30, 2010, the Unsecured Promissory Notes of $794,000, net of $206,000 discount, remain outstanding and is included in subordinated loan to related parties – long term in the Company’s consolidated statement of financial condition.  For the three and nine-months ended September 30, 2010, the Company incurred less than $500 as fees on the Unsecured Promissory Notes, which also remain outstanding as of September 30, 2010 and is included in accrued expenses in the consolidated statements of financial position.

Temporary Subordinated Loan

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (“DGB”).  DGB is controlled by Douglas G. Bergeron, who is a member of the Board of Directors.  The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  Interest on the loan is $80,000 for each 10-day period.  As of September 30, 2010, the loan is still outstanding and is included in notes payable to related party – short term in the Company’s consolidated statement of financial condition.  For the three and nine-months ended September 30, 2010, the Company incurred a total of $8,000 as fees on the loan, which is included in cost of underwriting capital in the Company’s consolidated statements of operations.  As of September 30, 2010, the $8,000 fee on the loan remains outstanding and is included in accrued expenses in the consolidated statements of financial position.  The loan and fees payable in relation to this loan have been repaid in full in October 2010.  Total fees paid on this loan were $80,000.

On April 23, 2010, the Company borrowed $1,000,000 from DGB and $6,000,000 from Ronald L. Chez IRA.  Mr. Chez is also a member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company incurred a total of $230,000 as fees on the loans from DGB and Ronald L. Chez IRA.  As of September 30, 2010, the loans and fees have been paid in full and no balance remains outstanding.

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

Board of Directors Compensation

In August 2010, the stockholders approved Ronald L. Chez to be the Co-Chairman of the Board of Directors of the Company.  During the first year of his term as co-chairman, Mr. Chez was compensated with 42,857 shares of the Company’s common stock.  For the three and nine-months ended September 30, 2010, the Company recorded $135,000 of stock-based compensation expense in relation Mr. Chez’s compensation.

Series D Convertible Preferred Stock

Series D Convertible Preferred Stock, on September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 3,388,702 shares of the Company’s common stock with an exercise price of $4.55 per share on a post-reverse split basis.  The investor group constituted of 56 individuals and entities including certain officers, directors and employees of the Company, as well as outside investors.

Three of the investors in the Series D Convertible Preferred Stock, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In addition, the Company’s Chief Executive Officer and Chief Financial Officer, who are also officers of Merriman Capital, Inc., the Company’s primary operating subsidiary, along with 11 other executives and senior managers of MC were also investors in the Series D Convertible Preferred Stock.  Finally, all 5 members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Strategic Advisory Committee

In September 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year of his term as the Chair of the Committee, Mr. Chez was compensated with warrants to purchase 42,857 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis, to be issued prorata on a monthly basis.  There is one other member of the Strategic Advisory Committee, our CEO, D. Jonathan Merriman.  Mr. Merriman does not receive any additional compensation for such service and no other compensation arrangement for service on the Committee has been made.

Subsequent Events

The loan and fees payable in relation to the $4,000,000 related party loan from DGB have been repaid in full in October 2010.  Total fees paid on this loan were $80,000.

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

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2010.

Changes in internal controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

A number of lawsuits have been filed against the Company’s wholly owned broker-dealer subsidiary, Merriman Capital, Inc. (“MC”), including at least one which also names the parent company as the defendant, in connection with the actions of William Del Biaggio III (“Del Biaggio”), a former customer of MC and David Scott Cacchione (“Cacchione”), a former retail broker of MC. The Company selected the claims it judged to be the most threatening and settled all of them simultaneously with its strategic transaction of $10.2 million that closed on September 8, 2009.  There are also claims remaining in lawsuits and arbitrations filed against MC disclosed previously.  Cases in which there were material developments since the beginning of the second quarter 2010 are disclosed below.

Midsummer Investment, Ltd., v. Merriman Holdings, Inc.

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by the Company to them, and that the Company refused to honor an exercise of that warrant. The Company believes that Midsummer is not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment.  The Company has accrued appropriately as of September 30, 2010 for this matter.

Joy Ann Fell v. Merriman Capital, Inc. (Settled)

In November 2008, MC received a demand letter from a former employee, Joy Ann Fell. In January 2009, MC received a claim filed by Ms. Fell in FINRA arbitration. Ms. Fell worked in our investment banking department and was terminated in October of 2008, as part of a reduction in force. Ms. Fell alleged claims of breach of an implied employment contract, emotional distress and work-place discrimination. The demand for money damages is approximately $350,000. On July 22, 2010, plaintiff and MC settled all legal claims.  The Company has appropriately paid the settlement claim for this matter as of September 30, 2010.

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

ITEM 6. Exhibits

3.5	Certificate of Amendment of Certificate of Incorporation implementing one-for seven reverse stock split, effective August 16, 2010

3.6	Certificate of Amendment of Certificate of Incorporation changing name of registrant from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc., effective August 16, 2010

10.47	Form of Unsecured Promissory Note dated September 29, 2010. (Incorporated by reference to Current Report on Form 8-K filed on October 5, 2010)

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMAN HOLDINGS, INC.

November 15, 2010	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ PETER V. COLEMAN
Peter V. Coleman
Chief Financial Officer
(Principal Financial Officer)