Form 10-K
period 2010-12-31
Merriman Holdings, Inc
filed 2011-03-30
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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
Yes ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the 1,634,429 shares of common stock of the Registrant issued and outstanding as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 373,362 shares of common stock held by affiliates of the Registrant was $6,292,552. This amount is based on the closing price of the common stock on NASDAQ of $3.85 per share on June 30, 2010.

The number of shares of Registrant’s common stock outstanding as of March 25, 2011 was 2,482,408.

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

PART I

Item 1. Business

Overview

We are a financial services holding company that primarily provides investment banking, sales and trade execution, and equity research through our primary operating subsidiary, Merriman Capital, Inc. (MC).

MC is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to be the leader in researching, advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, CA, with additional offices in New York, NY. As of December 31, 2010, we had 77 employees.  Merriman Capital, Inc. is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Liquidity

Merriman Holdings, Inc. (the Company) incurred substantial losses in 2010 and 2009. The Company had net losses of $5,338,000 and $5,462,000 in 2010 and 2009, respectively, and negative operating cash flows of $1,525,000 in 2010 and $12,648,000 in 2009. As of December 31, 2010, the Company had a accumulated deficit of $130,154,000. While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2012, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing sources. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

During March 2011, the Company began offering debt which is scheduled to mature three years from the date of issuance and carries an interest rate of 10%, payable quarterly in arrears.  In connection with this debt, the Company will also issue warrants to purchase common stock of the Company.  These warrants will have a strike price equal to 15% less than the price per share of the Company's common stock on the closing date of the debt offering, which is anticipated to be in April 2011.  Each $1 million of debt will be issued with 86,000 warrant shares.  As of March 30, 2011, the Company has raised $2 million under this offering.

Principal Services

Our investment banking / broker-dealer line of business provides three service offerings: investment banking, institutional brokerage and equity research.   We provide traditional research-based financial services to companies with market capitalizations up to $1 billion, which we believe is an underserved sector in the financial services industry.

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

Corporate Finance. Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of primarily equity and convertible debt securities. Our focus is to provide fast-growing companies with the capital necessary to deliver them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast-growing companies, including initial public offerings, secondary offerings, private investments in public equity (or PIPEs) and private placements. Our equity capital markets team executes underwritten securities offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors who we believe will be supportive, long-term investors. Additionally, we draw upon our deep connections throughout the financial and corporate world, expanding the options available for our corporate clients.

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

Institutional Brokerage

We provide institutional sales, sales trading and execution services to institutional customers around the world. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities, which require the distribution and trading expertise we provide.

We provide integrated research and trading solutions centered on assisting our institutional customers in investing profitably, to grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our customers who look to us for the professional resources and relevant expertise to provide answers for their specific situations. We believe it is important for us to assist public companies early in their corporate life cycles. We strive to provide unique investment opportunities in fast-growing, relatively undiscovered companies and to help our institutional customers to execute trades rapidly, efficiently and accurately.

Institutional Sales. Our sales professionals focus on communicating investment ideas to our customers and executing trades in securities of companies in our target growth sectors. By actively trading in these securities, we endeavor to couple the capital market information flow with the fundamental information flow provided by our analysts. We believe that this combined information flow is the underpinning of getting our customers favorable execution of investment strategies. Our sales professionals work with our research analysts to provide up-to-date information to our institutional customers. We interface actively with our customers and plan to be involved with our customers over the long term.

Sales Trading. Our sales traders are experienced in the industry and possess in-depth knowledge of both the markets for fast-growing company securities and the institutional traders who buy and sell them.

Trading. Our trading professionals facilitate liquidity discovery in equity securities. We make markets in securities traded on the NASDAQ stock market, other stock exchanges and electronic communication networks, and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the NASDAQ Stock Market, the New York Stock Exchange and the American Stock Exchange.

The customer base of our institutional brokerage business includes mutual funds, hedge funds, and private investment firms. We believe this group of potential customers to number over 4,000. We grow our business by adding new customers and increasing the penetration of existing institutional customers that use our equity research and trading services in their investment process.

Proprietary Trading. We frequently take significant positions in fast-growing companies that we feel are undervalued in the marketplace. We believe that our insights into these opportunities, due to the types of companies we research, offer us a significant competitive advantage.

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

 OTCQX Advisory.  MC began offering services to sponsor companies on the International and Domestic OTCQX markets in 2007. In 2008, we solidified our position as the leading investment bank sponsor in this market. We enable non-U.S. and domestic companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The International and Domestic OTCQX market tiers do not require full SEC registration and are not subject to the Sarbanes Oxley Act of 2002. Listing on the market requires the sponsorship of a qualified investment bank called a Principal American Liaison (PAL) for non-U.S. companies or a Designated Advisor for Disclosure (DAD) for domestic companies. MC was the first investment bank to achieve DAD and PAL designations.  We believe that we are the leading investment bank in the number of listings of issuers on the OTCQX.

 Equity Research

A key part of our strategy is to originate specialized and in-depth research. We leverage the ideas generated by our research teams, using them to attract and retain institutional brokerage customers.  Supported by the firm’s institutional sales and trading capabilities, our research analysts deliver timely recommendations to customers on innovative investment opportunities. In an effort to make money for our investor customers, our analysts are driven to find undiscovered opportunities in fast-growing companies that we believe are undervalued. Given the contrarian and undiscovered nature of many of our research ideas, we, as a firm, specialize in serving sophisticated, aggressive institutional investors.

Our equity research focuses on bottom-up, fundamental analysis of fast-growing companies in selected growth sectors. Our analysts’ expertise in these categories of companies, along with their intensive industry knowledge and contacts, provides us with the ability to deliver timely, accurate and value-added information.

Our objective is to build long lasting relationships with our institutional customers by providing investment recommendations that directly equate to enhanced performance of their portfolios. Further, given our approach and focus on quality service, we believe our equity research analysts, and institutional sales people and sales traders, are in a unique position to maintain close, ongoing communication with our customers.

The industry sectors covered by our equity research analysts include:

•	Clean Technology
-	Clean Energy Semiconductors
-	Infrastructure Technologies and Efficiencies

•	Consumer, Media & Internet
-	Branded Consumer
-	Media/Entertainment
-	Internet Media and Infrastructure

•	Technology
-	Advanced Communications and Industrial Technologies
-	Communications - Wireless Technology
-	Emerging Data Center and Enterprise Technologies
-	Cloud Computing Service Providers

After initiating coverage on a company, our analysts seek to effectively communicate new developments to our institutional customers through our sales and trading professionals. We produce full-length research reports, notes and earnings estimates on the companies we cover. We also produce comprehensive industry sector reports. In addition, our analysts distribute written updates on these issuers both internally and to our customers through the use of daily morning meeting notes, real-time electronic mail and other forms of immediate communication. Our customers can also receive analyst comments through electronic media, and our sales force receives intra-day updates at meetings and through regular announcements of developments. All of the above is also available through a password protected searchable database of our daily and historical research archives found on our website at www.merrimanco.com.

Our Equity Research Group annually hosts conferences targeting fast-growing companies and institutional investors, including our annual Investor Summit and other industry sector conferences. We use these events to primarily showcase our equity research to the institutional investment community.

Competition

Merriman Capital, Inc. is engaged in the highly competitive financial services and investment industries. We compete with other securities firms - from large U.S.-based firms, securities subsidiaries of major commercial bank holding companies and U.S. subsidiaries of large foreign institutions, to major regional firms, smaller niche players, and those offering competitive services via the Internet. Long term developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals.  The trend by competitors to reduce services to address these challenges has created an opportunity for us as many highly qualified individuals have been dislocated, expanding the pool of experienced employees which we might hire.

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

We have a risk management program which sets forth various risk management policies, provides for a risk management committee and assigns risk management responsibilities. The program is designed to focus on the following:

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

Regulation

As a result of federal and state registration and self-regulatory organization, or SRO, memberships, we are subject to overlapping layers of regulation that cover all aspects of our securities business. Such regulations cover matters including capital requirements; uses and safe-keeping of customers’ funds; conduct of directors; officers and employees; record-keeping and reporting requirements; supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information; employee-related matters, including qualification and licensing of supervisory and sales personnel; limitations on extensions of credit in securities transactions; requirements for the registration, underwriting, sale and distribution of securities; and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades, and disclosures to customers.

As a broker-dealer registered with the SEC, and as a member firm of FINRA, we are subject to the net capital requirements of the SEC (Rule 15c3-1 of the Securities Exchange Act of 1934) as regulated and enforced by FINRA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that most firms are required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

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

We are also subject to “Risk Assessment Rules” imposed by the SEC, which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures, and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealer. Certain “Material Associated Persons” (as defined in the Risk Assessment Rules) of the broker-dealer and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC.

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

Geographic Area

Merriman Holdings, Inc. is domiciled in the United States and most of our revenue is attributed to United States and Canadian customers. In 2007, through our broker-dealer subsidiary, we began advising both international and domestic companies on listing on OTCQX, a prime tier of Pink Sheets.

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

Risks Related to Our Business

We may not be able to achieve a positive cash flow and profitability.

Our ability to achieve a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the development of our investment banking and securities brokerage business, and we may be unable to achieve profitability if we fail to do any of the following:

•	establish, maintain, and increase our customer base;

•	manage the quality of our services;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	attract and retain qualified personnel;

•	limit operating costs;

•	settle pending litigation, and

•	maintain adequate working capital

We cannot be certain that we will be able to achieve a positive cash flow and profitability on a quarterly or annual basis in the future. Our inability to achieve profitability or positive cash flow could result in disappointing financial results, impede implementation of our growth strategy, or cause the market price of our common stock to decrease. Accordingly, we cannot assure you that we will be able to generate the cash flow and profits necessary to sustain our business.

We have had a number of structural changes to our operations as we divested certain non-core business lines to focus our service and product offerings. Additionally, there have been a number of significant challenges faced by the securities and financial industries in the past three years. As a result of our structural changes and the uncertainty of the current economic environment, the factors upon which we are able to base our estimates as to the gross revenue and the number of participating customers that will be required for us to maintain a positive cash flow are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenue and an increased number of customers, securities brokerage, and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all.

There are substantial legal proceedings against us involving claims for significant damages.

There are a number of legal actions against us as described in the Legal Proceedings section below. If we are found to be liable for the claims asserted in any or all of these legal actions, our cash position may suffer such that we are unable to continue our operations. Even if we ultimately prevail in all of these lawsuits, we may incur significant legal fees and diversion of management’s time and attention from our core businesses, and our business and financial condition may be adversely affected. We are attempting to negotiate a settlement with some of the litigants, but there is no assurance of any favorable outcome.

Our exposure to legal liability may be significant, and damages that we may be required to pay and the reputation harm that could result from legal action against us could materially adversely affect our businesses.

We face significant legal risks in our businesses and, in recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. These risks include potential liability under securities or other laws for materially false or misleading statements made in connection with securities offerings and other transactions, potential liability for “fairness opinions” and other advice we provide to participants in strategic transactions and disputes over the terms and conditions of trading arrangements. We are also subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against many broker-dealers. Such litigation is expensive and diverts management’s attention and resources. We cannot assure you that we will not be subject to such litigation. If we are subject to such litigation, even if we ultimately prevail, our business and financial condition may be adversely affected.

We may not be able to continue operating our business

The Company incurred significant losses in 2010, 2009 and 2008. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2010. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years. If operating conditions worsen in 2011 or if the Company receives material adverse judgments in its pending litigations, we may not have the resources to meet our financial obligations. If the Company is not able to continue in business, the entire investment of our common stockholders may be at risk, and there can be no assurance that any proceeds stockholders would receive in liquidation would be equal to their investment in the Company, or even that stockholders would receive any proceeds in consideration of their common stock.

Limitations on our access to capital and our ability to comply with net capital requirements could impair our ability to conduct our business

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of importance to our trading business and perceived liquidity issues may affect our customers and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our trading customers, third parties or us. Further, our ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

The Company has historically accessed capital markets to raise money through the sale of equity.  Holders of our Series D Preferred Stock have certain rights and restrictive provisions which may affect our ability to continue to raise capital through the issuance of additional common stock.

MC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business as a brokerage firm. Furthermore, MC is subject to laws that authorize regulatory bodies to prevent or reduce the flow of funds from it to Merriman Holdings, Inc. As a holding company, Merriman Holdings, Inc. depends on distributions and other payments from its subsidiary to fund all payments on its obligations. As a result, regulatory actions could impede access to funds that Merriman Holdings, Inc. needs to make payments on obligations, including debt obligations.

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

Due to many factors, including the increased regulatory burden on corporate issuers, there have been fewer initial public offerings of securities of U.S. based companies. Consequently, many fast-growing companies have found a more cost effective method to attract capital through listing on the OTCQX.  More companies initiating the process of an initial public offering are also simultaneously exploring merger and acquisition opportunities. If we are not engaged as a strategic advisor in any such dual-tracked process, our investment banking revenue would be adversely affected in the event that an initial public offering is not consummated.

As a result, we are unlikely to achieve steady and predictable earnings on a quarterly basis, which could in turn adversely affect our stock price.

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so may materially adversely affect our reputation, business, and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly D. Jonathan Merriman, our Co-Founder and Chief Executive Officer of Merriman Holdings, Inc., and the other members of our Executive Committee. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We face intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds, and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research, and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Merriman, other members of our Executive Committee or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, or protect our market share, each of which, in turn, could materially adversely affect our business and results of operations. Please see Risk Factor below entitled “If our CEO leaves the Company, additional warrants will be issued, which may further dilute the ownership percentages of the holders of the Company’s Common Stock” for additional information regarding the consequences of the loss of the services of Mr. Merriman.

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

Historically, the industry has been able to attract and retain investment banking, research, and sales and trading professionals in part because the business models have provided for lucrative compensation packages. Compensation and benefits are our largest expenditure and the variable compensation component, or bonus, has represented a significant proportion of this expense. The Company’s bonus compensation is discretionary. For 2010, the potential pool was determined by a number of components including revenue production, key operating milestones, and profitability. There is a potential, in order to ensure retention of key employees, that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses.

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

In addition, we face pressure from larger competitors, which may be better able to offer a broader range of complementary products and services to brokerage customers in order to win their trading business. As we are committed to maintaining our comprehensive research coverage in our target sectors to support our brokerage business, we may be required to make substantial investments in our research capabilities. If we are unable to compete effectively with our competitors in these areas, brokerage revenue may decline and our business, financial condition, and results of operations may be adversely affected.

Finally, certain large U.S.-based broker-dealer firms operate under capital requirements which are less restrictive than the regulatory capital requirements we face, which puts smaller investment banks such as our Company at a competitive disadvantage in the market place.

We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct active and aggressive securities trading, market making, and investment activities for our own account, which subjects our capital to significant risks. These risks include market, credit, counterparty, and liquidity risks, which could result in losses. These activities often involve the purchase, sale, or short sale of securities as principal in markets that may be characterized as relatively illiquid or that may be particularly susceptible to rapid fluctuations in liquidity and price. Trading losses resulting from such activities could have a material adverse effect on our business and results of operations.

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

We are a relatively small investment bank with 77 employees as of December 31, 2010 and revenues of approximately $31million in 2010. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach, have more established relationships with clients than we have, and some operate under less restrictive capital requirements. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

The scale of our competitors has increased in recent years as a result of substantial consolidation among companies in the investment banking and brokerage industries. In addition, a number of large commercial banks, insurance companies, and other broad-based financial services firms have established or acquired underwriting or financial advisory practices and broker-dealers or have merged with other financial institutions. These firms operate under less restrictive capital requirements than we do and these firms have the ability to offer a wider range of products than we do, which enhances their competitive position. They also have the ability to support investment banking with commercial banking, insurance, and other financial services in an effort to gain market share, which has resulted, and could further result, in pricing pressure in our businesses. In particular, the ability to provide financing has become an important advantage for some of our larger competitors and, because we do not provide such financing, we may be unable to compete as effectively for clients in a significant part of the brokerage and investment banking market.

If we are unable to compete effectively with our competitors, our business, financial condition, and results of operations will be adversely affected.

We have incurred losses for the period covered by this report in the recent past and may incur losses in the future.

The Company recorded net losses of $5,338,000 for the year ended December 31, 2010 and $5,462,000 for the year ended December 31, 2009. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

The ability to complete capital raising transactions for our clients is significantly affected by the state of the capital markets in general.  Additionally, our investment banking clients generally retain us on a short-term, engagement-by-engagement basis in connection with specific capital markets or mergers and acquisitions transactions, rather than on a recurring basis under long-term contracts. As these transactions are typically singular in nature and our engagements with these clients may not recur, we must seek out new engagements when our current engagements are successfully completed or are terminated. As a result, high activity levels in any period are not necessarily indicative of continued high levels of activity in any subsequent period. If we are unable to generate a substantial number of new engagements and generate fees from those successful completion of transactions, our business and results of operations would likely be adversely affected.

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

Our business is highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting, or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people, or systems, we could suffer impairment to our liquidity, a financial loss, a disruption of our businesses, liabilities to clients, regulatory intervention, or reputation damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to execute transactions and to manage our exposure to risk.

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

As a result of the volatile economic conditions faced by the securities and financial industries, and the restructuring of our business lines, there have been a number of changes to our operations. Given these changes, we can no longer rely upon prior operating history to evaluate our business and prospects. Additionally, we are subject to the risks and uncertainties that face a company in the process of restructuring its business in the midst of uncertain economic environment. Some of these risks and uncertainties relate to our ability to attract and retain employees and clients on a cost-effective basis, expand and enhance our service offerings, raise additional capital, and respond to competitive market conditions. We may not be able to address these risks adequately, and our failure to do so may adversely affect our business and the value of an investment in our Common Stock.

Risks Related to Our Industry

Risks associated with volatility and losses in the financial markets.

In the last 3 years, the U.S. financial markets have experienced tremendous volatility and uncertainty. Several mortgage-related financial institutions and large, reputable investment banks were not able to continue operating their businesses. In the event that the securities and financial industries face similar or greater volatility, there can be no assurance that we will be able to continue our operations.

Employee misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years. Our experience with a former employee disrupted our business significantly, and we run the risk that employee misconduct could occur at our Company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm to us. It is not always possible to deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in all cases and we may suffer significant reputation harm for any misconduct by our employees.

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

Firms in the financial services industry have been operating in a differentiated and difficult regulatory environment. The industry has experienced increased scrutiny from a variety of regulators, including the SEC, the NYSE, FINRA and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. This regulatory and enforcement environment has created uncertainty with respect to a number of transactions that had historically been entered into by financial services firms and that were generally believed to be permissible and appropriate. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. We also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC and other United States or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Among other things, we could be fined, prohibited from engaging in some of our business activities or subjected to limitations or conditions on our business activities. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputation harm to us, which could seriously harm our business prospects.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against broker-dealer companies. Such litigation is expensive and diverts management’s attention and resources. We cannot assure you that we will not be subject to such litigation. If we are subject to such litigation, even if we ultimately prevail, our business and financial condition may be adversely affected.

Risks Related to Ownership of Our Common Stock

We have issued Series D Convertible Preferred Stock with rights preferences and privileges that are senior to those of our Common Stock. The exercise of some or all of these Series D Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of the Common Stock.

On September 8, 2009, we closed a private placement Preferred Stock financing transaction. We sold 23,720,916 shares of our Series D Convertible Preferred Stock at $0.43 per share  (equivalent to 3,388,677 shares of common at a conversion price of $3.01 per share after adjusting for our reverse stock split in August 2010) and warrants to purchase 3,388,677 share of Common Stock at $4.55 per share on a post-reverse split basis to an investor group that includes certain of our officers and directors, in addition to outside investors. In connection with this transaction, the Company converted the principal and accrued interest of certain notes issued by the Company between May 2009 and July 2009 into Series D Convertible Stock. The aggregate principal amount from these cancelled notes was $1,425,000.

As the warrants originally contained a full ratchet anti-dilution provision, we recorded a non-cash warrant liability of approximately $26 million as of September 30, 2009 in accordance with generally accepted accounting principles (“GAAP”), which resulted in a stockholders’ deficit (negative stockholders’ equity). This, in turn, caused us to fall outside of the NASDAQ Listing Rules which require a minimum of $2,000,000 of stockholders’ equity.

We have since remedied the noncompliance with the NASDAQ listing rules by amending the warrants to remove the full ratchet anti-dilution provision and thus removed the resulting stockholders’ deficit. At December 31, 2009, we no longer carried warrant liabilities on our Statement of Financial Condition. In consideration for such amendment, the Company has agreed to pay the holders of the warrants $0.035 per warrant share in cash on a post-reverse split basis, which was paid in February 2011.

The Series D Convertible Preferred Stock has a number of rights, preferences, and privileges that are superior to those of the Common Stock. Holders of the Series D Convertible Preferred Stock are entitled to a 6% annual dividend payable monthly in arrears. For the year ended December 31, 2010, the Company recorded cash dividends of $591,125. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D Convertible Preferred Stock are first paid.

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

The holders of the Series D Convertible Preferred Stock also have substantial voting power over the Company. Such holders are entitled to elect four of the nine authorized members of our Board of Directors. Additionally, they have certain “protective provisions,” as set forth in the Certificate of Designation, requiring us to obtain their approval before we can carry out certain actions. The holders of Series D Convertible Preferred Stock may gain additional voting power if they exercise the warrants or they acquire shares of our Common Stock in the market.

The interests of the holders of the Series D Convertible Preferred Stock might not be aligned with those of the holders of Common Stock, which could result in the Company being sold or liquidated in a transaction in which the holders of Common Stock receive little or nothing.

In connection with the private placement transaction, we entered into an Investors’ Rights Agreement with the investors. Under the terms of the Investors’ Rights Agreement, if a registration statement relating to the Common Shares underlying the Series D Convertible Preferred Stock and warrants is not declared effective or is not available within time lines provided in the Investors’ Rights Agreement (with certain limited exceptions), then we are required to pay the investors, pro rata, in proportion to the number of shares of Series D Convertible Preferred Stock purchased by such investor in the transaction, five year warrants to purchase 21,428 shares of the Company’s Common Stock at $4.55 per share, on terms identical to those issued to the investors under the financing transaction (the “Registration Warrants”), as liquidated damages and not as penalty, subject to an overall limit of liquidated damages in the aggregated of 128,571Registration Warrants. The liquidated damages pursuant to the terms hereof shall apply on a daily pro rata basis for any portion of a month prior to securing an effective registration statement. The foregoing shall in no way limit any equitable remedies available to investors for failure to secure an effective registration statement by the time specified in the Investors’ Rights Agreement. Investors shall also be able to pursue monetary damages for failure to secure an effective registration statement by the time specified in the Investors’ Rights Agreement. Investors shall also be able to pursue monetary damages for failure to secure an effective registration statement by the agreed upon time but only if such failure is due to the willful or deliberate action or inaction of the Company in breach of the covenants.

Your ownership percentage may be diluted by warrants issued in connection with our convertible notes financing.

The investors of the convertible notes issued on May 29, 2009 and June 1, 2009 received warrants to purchase an aggregate of 133,928 shares of the Common Stock of the Company at $3.50 per share on a post-reverse split basis. The investor and guarantors of the Note issued on July 31, 2009 received warrants to purchase an aggregate of 332,225 shares of the Common Stock of the Company at $4.55 per share on a post-reverse split basis. While the convertible notes and the note are no longer outstanding, the warrants issued in conjunction with them are, and exercise of these warrants would dilute the ownership percentage of existing stockholders in the Company.

Your ownership percentage may be diluted by warrants issued in connection with our subsequent debt financing.

During March 2011, the Company began offering debt which is scheduled to mature three years from the date of issuance and carries an interest rate of 10%, payable quarterly in arrears.  In connection with this debt, the Company will also issue warrants to purchase common stock of the Company.  These warrants will have a strike price equal to 15% less than the price per share of the Company's common stock on the closing date of the debt offering, which is anticipated to be in April 2011.  Each $1 million of debt will be issued with 86,000 warrant shares.  As of March 30, 2011, the Company has raised $2 million under this offering.

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

The table below represents a list of potentially dilutive securities outstanding as of March 25, 2011:

	Potentially	Weighted-Average
	Dilutive	Exercise Price
	Securities	or
	Outstanding	Converion Price

Series D convertible preferred stock warrants	3,388,677	$4.55
Conversion of Series D preferred stock	3,151,161	-
Stock options	1,665,083	5.85
Other outstanding warrants	802,139	4.48
Common stock payable for legal settlement	152,368	-
Potentially dilutive securities	9,159,428	3.14

In addition to the potentially dilutive securities listed above, the total number of common shares outstanding as of March 25, 2011 was 2,482,408.

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

A significant percentage of our outstanding common stock is owned or controlled by senior members of our firm and other employees and their interests may differ from those of other shareholders.

Our executive officers and directors, and entities affiliated with them, currently control approximately 44% of our outstanding common stock including exercise of their options and Series D Preferred Stock and associated warrants. These stockholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

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

In addition, the Delaware General Corporation Law contains provisions that may enable our management to retain control and resist a takeover of the Company. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15% or more of our outstanding voting stock for a period of three years from the date that such person acquires his or her stock. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if it could be favorable to the interests of our stockholders.

The market price of our common stock may decline.

The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

•	variations in quarterly operating results;

•	announcements of significant contracts, milestones, and acquisitions;

•	relationships with other companies;

•	ability to obtain needed capital commitments;

•	additions or departures of key personnel;

•	sales of common and preferred stock, conversion of securities convertible into common stock, exercise of options and warrants to purchase common stock, or termination of stock transfer restrictions;

•	general economic conditions, including conditions in the securities brokerage and investment banking markets;

•	changes in financial estimates by securities analysts; and

•	fluctuations in stock market price and trading volume.

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

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Accordingly, our common stock shareholders must rely on sales of their shares of common stock after price appreciation, which may never occur, as the primary means to realize any future gains on an investment in our common stock. Investors seeking cash dividends should not purchase our common stock.

If our CEO leaves the Company, additional warrants will be issued, which may further dilute the ownership percentage of the holders of the Company's Common Stock

If D. Jonathan Merriman ceases to serve as Chief Executive Officer of the Company prior to August 27, 2012, the Company agreed in connection with the issuance of the Series D Convertible Preferred Stock to issue additional warrants (the “Merriman Warrants”) to the holders of the Series D Preferred Stock to purchase shares of the Company’s Common Stock.  The Merriman Warrants would be exercisable for a total of 3,388,677 shares of common stock, with an exercise price of $4.55 per share on a post-reverse split basis and a term of five years.  Exercise of the Merriman Warrants would dilute the ownership percentage of existing holders of Common Stock.  If Mr. Merriman is deceased, is terminated without “Cause” or resigns with “Good Reason,” these warrants will not be issuable.  “Cause” and “Good Reason” are defined in the Investors Rights Agreement entered into in connection with the issuance of the Series D Preferred Stock, which was filed as Exhibit 10.48 to the Company’s Amended Current Report on Form 8-K/A on September 2, 2009.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2010, all of our real estate properties are leased. Our principal executive offices are located in San Francisco, California and New York City, NY.  We believe the facilities we are now using are adequate and suitable for business requirements.

Item 3. Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were  been filedagainst the Company’s wholly owned broker-dealer subsidiary and the Company, in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company and David Scott Cacchione (Cacchione), a former retail broker of the Company. Del Biaggio and Cacchione plead guilty to securities fraud and were subsequently imprisoned.  During 2009 and 2010, the Company settled or had dismissed 10 cases against the Company with aggregate damages claimed in excess of $50 million in connection with the Del Biaggio / Caccione matters.  Other cases resulted from the actions of Cacchione, apparently without Del Biaggio’s involvement.

Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. and Merriman Holdings, Inc. (Settlement Pending)

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability.  Subsequent to December 31, 2010, the Company reached a settlement agreement with the plaintiffs in this claim and is proceeding with the administrative procedures necessary to finalize this agreement.   (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now are part of the consolidated cases.)

Pacific Capital Bank v. Merriman Capital, Inc. and Merriman Holdings, Inc.(Settled)

In October 2008, MC was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $1.84 million. MC settled all claims in this case on January 28, 2011.

John Zarich v. Merriman Capital, Inc. and Merriman Holdings, Inc. (Closed)

In or around April 2009, John Zarich filed an arbitration claim with FINRA naming MC. The statement of claim alleges that Zarich was convinced by Cacchione to purchase shares of a small, risky stock in which MC held a position. It further alleges that Cacchione convinced Zarich not to sell the shares when the stock’s price fell. The statement seeks $265,000 in compensatory damages plus punitive damages of $200,000 and 10% interest beginning January 2, 2008.  This case was arbitrated on November 5 and November 8, 2010 which resulted in an immaterial award for damages to Mr. Zarich.

Khachuturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc (Ongoing).

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also names as defendants officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford.  Messrs Curhan and Ford were dropped from the case in January 2010.  The complaints were consolidated into one case in March 2010.  The complaints allege that plaintiffs were convinced by MC to purchase shares of a small, risky stock in which MC held a position. It further alleges that MC did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages.  The Company believes it has meritorious defenses and it intends to contest these claims vigorously.

Other Litigation

There have been other legal cases that are not primarily arising out of the Del Biaggio/Cacchione matters. They are as follows:

Midsummer Investment, Ltd., v. Merriman Holdings, Inc. (Settled)

On November 6, 2009, Midsummer Investment, Ltd. (“Midsummer”) filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by the Company to them, and that the Company refused to honor an exercise of that warrant. The Company believed that Midsummer was not entitled to any anti-dilution adjustment and its attempted exercise was not accompanied by proper payment. The Company settled all claims in this case in November 2010.

Spare Backup v. Merriman Capital, Inc. (Settled)

In April 2008, the Company entered into an engagement to provide investment banking services to Spare Backup, Inc. The Company was able to close a round of bridge financing in June 2008. The Company was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, the Company was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to the Company. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, the Company filed a petition to compel arbitration in the San Francisco County Superior Court.  In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that the Company fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration.  In March 2011, the case was settled by mutual agreement.

The Company denies any liability to the claims previously mentioned and is vigorously contesting the remaining lawsuits and arbitrations against the Company. At this point, the Company cannot estimate the amount of damages for any unfavorable outcomes if they are resolved unfavorably or does not believe that the cases will result in unfavorable outcomes and accordingly, management has not provided an accrual for these lawsuits and arbitrations, except as otherwise noted.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

The expenses incurred by the Company for the years ended December 31, 2010 and 2009 for legal services and litigation settlements amounted to $3,411,000 and $7,739,000.

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

	High	Low

2010
Fourth Quarter	$3.03	$1.90
Third Quarter	4.13	2.35
Second Quarter	6.37	3.43
First Quarter	7.28	4.90

2009
Fourth Quarter	$11.41	$4.69
Third Quarter	12.60	2.66
Second Quarter	4.34	2.10
First Quarter	4.55	1.68

The closing sale price for the common stock on March 25, 2011 was $3.11.  The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A - “Risk Factors.”

According to the records of our transfer agent, we had 681 stockholders of record as of December 31, 2010. Because many shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2010.

			Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available
	Upon	Exercise	For Future
	Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Warrants	Warrants	Plans

Equity compensation plans approved by stockholders:
1999 Stock Option Plan (expired 12/30/08)	8,530	$32.38	-
2000 Stock Option and Incentive Plan (expired 2/28/10)	36,329	$6.51	-
2001 Stock Option and Incentive Plan	31,232	$8.32	-
2003 Stock Option and Incentive Plan	411,470	$5.76	-
2009 Stock Incentive Plan	1,174,206	$5.64	153,026
2006 Directors’ Stock Option and Incentive Plan	14,118	$3.01	-
Equity compensation not approved by stockholders	-	$-	-

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of NetAmerica.com Corporation (now known as Merriman Holdings, Inc.) in 1999 and a Non-Qualified option plan approved by the Board of Directors in 2004 that is consistent with the exchange guidelines at the time of listing.

Recent Sale of Unregistered Securities

On September 29, 2010, we borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Unsecured Promissory Notes (the “September Notes”).  The September Notes are for a term of three years and provide for interest comprising two components: (i) Six Percent (6.0%) per annum to be paid in cash monthly (the “Current Interest”); and (ii) Eight (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to: (A) 30% of the principal amount lent; divided by (B) $3.01 per share.   A total of 99,663 shares of Common Stock were issued pursuant to the September Notes.

On November 1, 2010, we borrowed $300,000 from four lenders pursuant to a series of Unsecured Promissory Notes (the “November Notes”).  The September Notes were initially due on January 31, 2011, but were amended on January 31, 2011 to extend the maturity date until December 31, 2011.  The November Notes provide for interest of Twelve (12.0%) per annum to be accrued and paid upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of Common Stock of the Company equal to: (A) 55% of the principal amount lent; divided by (B) $3.01 per share.   A total of 54,817 shares of Common Stock were issued pursuant to the November Notes.

Secured Promissory Note

On November 17, 2010, we borrowed $1,050,000 of Secured Promissory Note from Ronald L. Chez.  The Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary, Merriman Capital, Inc., with the proceeds of the transaction being used for such purchase.   The Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for our broker dealer subsidiary, Merriman Capital, Inc.  As of December 31, 2010, the Secured Promissory Note of $330,000, remains outstanding and is included in notes payable to related parties – short term in the Company’s consolidated statement of financial condition.  For the year ended December 31, 2010, the Company incurred $48,000 as fees on the Secured Promissory Notes (included in cost of underwriting capital in the Company’s consolidated statement of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  On January 21, 2011, this Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.

On November 12, 2010, Merriman Holdings, Inc. settled claims brought by Midsummer Investment, Ltd. (“Midsummer”) relating to a warrant exercise.  On November 6, 2009, Midsummer filed a complaint in federal court, Southern District of New York, alleging that Midsummer was denied an anti-dilution adjustment to a warrant issued by the Company to them, and that the Company refused to honor an exercise of that warrant. Pursuant to a written settlement agreement, the Company will issue to Midsummer 200,000 shares of common stock in 12 monthly installments of 16,666 shares.  Of this amount 185,700 shares are being issued upon a cashless exercise of warrants acquired by Midsummer in connection with an investment in the Company in 2006, and will be saleable immediately as they are issued over the coming 12 months.  The remaining 14,300 shares will be restricted.

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

Overview

Merriman Holdings, Inc. (formerly Merriman Curhan Ford Group, Inc.) is a financial services company that primarily provides investment banking, sales and trade execution, and equity research through our primary operating subsidiary, Merriman Capital, Inc. (“MC”).

MC is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to be the leader in researching, advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, with additional offices in New York, NY. As of December 31, 2010, we had 77 employees.  Merriman Capital, Inc. is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Executive Summary

Our total revenues increased 43% during 2010 to $30,666,000, which was primarily attributable to increases in our brokerage operations, investment banking and principal transactions.  Our net loss from continuing operations decreased by $143,000 to $5,434,000 for the year ended December 31, 2010 as compared to the prior year.  Additionally, our net cash used in operating activities decreased by approximately $11,123,000 due to the fact that the Company settled the preponderance of claims associated with the Del Biaggio/Cacchione litigation.

Commissions – Commissions revenue from brokering equity securities to institutional investors increased by 21% to $14,938,000 from $12,391,000 in 2009. This increase was primarily due to improved securities market conditions during the year as compared to 2009.  However, this business continues to face increasing challenges, including the proliferation of electronic communications networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals. We believe that we can grow our institutional brokerage revenue by producing differentiated equity research on relatively undiscovered, fast-growing companies within our selected growth sectors and providing this research to small and mid-sized traditional and alternative investment managers for whom these companies comprise an important part of their investment portfolios.

Principal Transactions – Principal transactions produced a gain of $1,785,000 during 2010 as compared to a loss of $19,000 in 2009.  The 2010 gain was driven by profitable trading for the firm’s proprietary account and by the securities we received in connection with certain investment banking transactions completed during the year. Principal transactions revenue consists of four different activities: customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

 We will from time to time take significant trading positions in fast-growing companies that we feel are undervalued in the market place.

Investment Banking – Investment banking revenues increased 85% in 2010 as compared to the prior year. In 2010 and 2009, we closed almost the same amount of  corporate financing and strategic advisory transactions during both years.  However, the deal sizes and average fees earned were higher on a per transaction basis in 2010 as compared to 2009.  As a percentage of total revenue, investment banking contributed 44% in 2010 compared to 34% in 2009.

Other Revenues – During 2007, MC began offering services to sponsor companies on the Domestic and International OTCQX markets. This offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. MC was the first U.S. investment bank to achieve DAD and PAL designations.  The revenues earned from these activities decreased from $1,868,000 during 2009 to $531,000 during 2010, primarily related to the fact that we re-formulated the sales team and pricing structure of this offering during 2010.

Employees – At December 31, 2009, we had 82 employees.  During 2010, our headcount was further reduced when ICD obtained its broker-dealer license.  At December 31, 2010, the Company had 77 employees.

Business Developments – We continued to invest in areas of our business that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast-growing companies to institutional investors, marketing, travel and other business development activities.  We continue to implement cost cutting measures in 2010.  However, we expect further significant improvements in our operating results to be primarily driven by increases in our various revenue sources.

Business Environment

Equity indices rose sharply in 2010 and global equity capital markets mostly recovered to the pre-crisis levels of 2008.  However, U.S. capital markets continue to make a fragile comeback.  The flow of funds into U.S. equity funds was negative for 2010 and corporate equity-based offerings were modest during the year.  Additionally, while the number of IPOs during 2010 was greater than the total number completed during 2009, the average IPO size has decreased dramatically.

During 2010, approximately half of all IPO offerings were completed by companies in the following industrial classifications; technology, media, telecom, energy and consumer.  We service companies in these industries and therefore, we participated in a fourth quarter rally in offerings in these verticals.  As we continue to examine the opportunities in 2011, we note that the current backlog of companies filing for an IPO includes a preponderance of companies in these industries as well.

More and more securities offerings are being completed within the exemptive provisions of the Securities Acts.  We anticipate that this trend will continue as fast-growing companies navigate the most advantaged path to accessing capital markets in the future.  We continue to assist companies in private securities transactions and through offerings on the OTCQX.

Finally, many of the institutional investors that we deal with have been able to attract inflows of capital in recognition of the continued improvements in the U.S. equity markets and the availability of liquidity.  We expect that this trend will continue during 2011.

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2010 and 2009:

	2010	2009

Revenues:
Commissions	$14,937,938	$12,391,284
Principal transactions	1,784,868	(18,729)
Investment banking	13,412,832	7,236,059
Other revenues	530,673	1,868,398

Total revenues	30,666,311	21,477,012

Operating expenses:
Compensation and benefits	20,714,184	16,234,001
Brokerage and clearing fees	1,483,436	931,660
Professional services	1,669,937	2,245,304
Occupancy and equipment	1,910,553	2,094,455
Communications and technology	2,006,615	2,790,462
Depreciation and amortization	401,346	477,729
Travel and business development	1,226,378	832,636
Legal services and litigation settlement expense	3,410,914	7,738,555
Cost of underwriting capital	1,068,520	-
Other	2,086,122	1,921,417

Total operating expenses	35,978,005	35,266,219

Operating loss	(5,311,694)	(13,789,207)
Other income	25,418	2,000,000
Change in warrant liability	-	6,910,656
Interest income	13,576	15,658
Interest expense	(165,828)	(1,341,753)

Loss from continuing operations before income taxes	(5,438,528)	(6,204,646)
Income tax benefit	5,005	627,923

Loss from continuing operations	(5,433,523)	(5,576,723)
Income from discontinued operations	95,104	114,960

Net loss	$(5,338,419)	$(5,461,763)

Net loss attributable to common shareholders	$(5,929,544)	$(10,720,565)

Our total revenues during 2010 increased by $9,189,000 or 43%, from 2009.  Of the total increase in revenues, $6,177,000 or 67% was attributable to investment banking and $2,547,000 or 28% was due to higher commission levels.  We also experienced $1,804,000 increase in principal transaction gains during 2010 as compared to a loss of $19,000 in 2009.  However, other revenues decreased by 72% or $1,338,000.  The decrease in other revenues is mostly due to decrease in OTCQX clients during 2010.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the years ended December 31:

	2010	2009

Revenue:
Capital raising	$12,596,123	$4,921,976
Financial advisory	816,709	2,314,083

Total investment banking revenue	$13,412,832	$7,236,059

Transaction Volumes:
Public offerings:
Capital underwritten participations	$780,800,000	$644,560,000
Number of transactions	11	7
Private placements:
Capital raised	$312,396,000	$98,588,000
Number of transactions	13	12
Financial advisory:
Transaction amounts	$43,029,000	$78,900,000
Number of transactions	4	8

Our investment banking revenue amounted to $13,413,000, or 44% of our total revenue, and represented an 85% increase over 2009. The increase in revenue was primarily attributable to higher average fees earned per investment banking transaction due to the proportionally larger size of the capital raised for these transactions.

During the year ended December 31, 2010, there was one investment banking client that accounted for more than 10% of our total revenue.  During 2009, no single investment banking client accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading operations:

	2010	2009

Revenue:
Commissions on institutional equities	$14,937,938	$12,391,284

Principal transactions:
Customer principal transactions, proprietary trading and market making	$760,001	$319,078
Investment portfolio	1,024,867	(337,807)

Total principal transactions revenue	$1,784,868	$(18,729)

Equity research:
Companies covered	105	114
Transaction Volumes:
Number of shares traded	676,504,648	868,751,782

Commissions amounted to $14,938,000, or 49%, of our revenue during 2010, representing a 21% increase over 2009.  The increase is attributed to the increase in average commissions per share.  The average commissions per share were 2.21 cents in 2010 as compared to 1.43 cents in 2009.

Principal transaction revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions at fair market value. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.

Principal transactions gains were $1,785,000 in 2010 compared to a loss of $19,000 during 2009. The increase is attributable to profitable trading for the firm’s proprietary account and by warrants and underwriters’ purchase options received in relation to our banking activities and the related fair value measurements during the year.

During the years ended December 31, 2010 and 2009, no single brokerage customer accounted for more than 10% of our revenues.

Compensation and Benefits Expenses

Compensation and benefits expense represents the majority of our operating expenses and includes commissions, base salaries, discretionary bonuses and stock-based compensation. Commissions are paid to sales representatives based on their production.  Historically, these employees have not been eligible for discretionary bonuses. Investment banking, research, support and executives are salaried and may participate in the discretionary bonus plans. The bonus pool is funded based on a number of criteria including revenue production, profitability and other key metrics. However, the total bonuses pool is considered by management and the Board of Directors and can be adjusted at their discretion. Salaries, payroll taxes and employee benefits tend to vary based on title and overall headcount.

The following table sets forth the major components of our compensation and benefits for the two years ended December 31, 2010 and 2009:

	2010	2009

Incentive compensation and discretionary bonuses	$9,973,704	$6,954,142
Salaries and wages	7,204,046	6,819,995
Stock-based compensation	1,636,100	837,822
Payroll taxes, benefits and other	1,900,334	1,622,042

Total compensation and benefits	$20,714,184	$16,234,001

Total compensation and benefits as a percentage of revenue	68%	76%
Cash compensation and benefits as a percentage of revenue	62%	72%

The dollar value of the increase in compensation and benefits expense of $4,480,000, or 28%, from 2009 to 2010 is primarily due to higher revenues earned during the year.  However, we continue to focus on decreasing the ratio of total compensation and benefits as a percentage of revenue, as noted by the decrease from 76% in 2009 to 68% in 2010.  Incentive compensation is directly correlated to commission revenue earned and discretionary bonuses are also primarily correlated to investment banking revenues earned.   Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation, which is a non-cash expense. Stock-based compensation increased 95% or $798,000 from 2009, due to stock option and restricted stock grants made towards the end of 2009 and during 2010, to motivate key employees, as well as modifications of options to key employees during 2010.

Our headcount decreased from 118 at December 31, 2008, to 82 at December 31, 2009 and decreased further to 77 at December 31, 2010. One sales professional accounted for more than 10% of our revenue in 2010.  No single sales professional accounted for more than 10% of our revenue in 2009.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer, which has engaged a third-party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for MC and maintains the detailed customer records. Security trades are executed by third-party broker-dealers and electronic trading systems. These expenses are directly correlated with commissions revenue and the volume of brokerage transactions. The increase in brokerage and clearing fees of $552,000, or 59%, from 2009 to 2010 is a result of higher brokerage business and revenues.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions and various consulting fees. The decrease of $575,000, or 26%, is mostly attributed to lower audit and consulting fees during the year due to lower negotiated fees and reduced scope of work performed in relation to Sarbanes Oxley compliance.

Occupancy and equipment includes rental costs for our office facilities and equipment, as well as equipment, software and leasehold improvement expenses. Occupancy expense is largely fixed in nature while equipment expense tends to increase or decrease in direct relation to the number of employees we have. The decrease of $184,000, or 9%, from 2009 to 2010 is due to the closure of the office in Newport Beach, California during the latter part of 2009 in addition to the subletting of a portion of our office space in the San Francisco office.

Communications and technology expense includes market data and quote services, voice, data and Internet service fees, and data processing costs.  The decrease of $784,000, or 28%, is a result of our efforts to reduce non revenue-generating costs.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of $76,000 or 16% is a result of fewer purchases of equipment and leasehold improvements, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by our investment bankers, travel costs for our research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors.  The increase of $394,000, or 47%, as compared to 2009, is also correlated to the increase in revenues earned as sales efforts increase.

Legal services and litigation settlement expenses were incurred in connection with our activities in 2010, as well as 2009.  In both years, we concluded a number of legal cases and incurred expenses in the settlement and related to other outstanding legal cases.

Cost of underwriting capital includes expenses incurred directly related to underwriting deals, such as cost of borrowing to be able to underwrite offerings as required by FINRA rules.

The following expenses are included in other operating expenses for the two years ended December 31, 2010 and 2009:

	2010	2009

Insurance	$658,778	$429,030
Provision for uncollectible accounts receivable	448,022	160,073
Company events	219,946	374,682
Public and investor relations	207,304	123,585
Supplies	100,284	122,906
Dues and subscriptions	89,481	142,333
Other	362,307	568,808

Total other operating expenses	$2,086,122	$1,921,417

The increase in expenses in other operating expenses is primarily the result of higher insurance costs and the write off of expenses related to banking deals which were not consummated.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions.

Interest Expense

Interest expense for 2010 included $85,000 for interest expense and $81,000 for amortization of debt discounts while 2009 included $455,000 for interest expense and $886,000 for amortization of debt discounts and debt issue costs.  In 2010 and 2009, we issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance.  The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

Income Tax Expense

We recorded an income tax benefit of $5,000 and $628,000 in 2010 and 2009, respectively.  This resulted in an effective tax rate of 0% and 10% in 2010 and 2009, respectively.  The effective tax rate differs from the statutory rate primarily due to the net operating loss carryforwards generated, which have been offset by a 100% valuation allowance resulting in a tax provision equal to our expected current benefit for the year. The tax benefit recorded in 2010 and 2009 relates primarily to net operating loss carryback refunds.

Historically and currently, we have recorded a 100% valuation allowance on our deferred tax assets, the significant component of which relates to net operating loss tax carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, we continue to conclude that it is not "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

  The Company adopted ASC 740, Income Taxes, on January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. There were no unrecognized tax benefits as of December 31, 2010 and 2009. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

Discontinued Operations

Panel Intelligence, LLC

On April 17, 2007, Merriman Holdings, Inc. acquired 100% of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence, LLC (“Panel”) and made into a subsidiary of the Company. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel’s proprietary methodology and vast network of medical experts.

In December 2008, the Company determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for its core business.   The Company determined that the plan of sale criteria in ASC 360, Property, Plant and Equipment, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell in 2008.   In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of the Company’s common stock in the amount of $100,000.

For the years ended December 31, 2010 and 2009, income (loss) from discontinued operations related to Panel was $33,000 and ($95,000), respectively.

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MC, for $2,000,000 to a group of investors who were also its employees in order to raise capital. The assets sold included MC’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records, which did not have any carrying values.  In accordance ASC 605, “Revenue Recognition”, the Company recognized $2,000,000 as other income in the consolidated statement of operations during the year ended December 31, 2009.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC.  The Company terminated all employees supporting ICD business, and did not have significant involvement going forward. The Company determined that the criteria for discontinued operations under the guidance of ASC 205, had been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

For the years ended December 31, 2010 and 2009, income from discontinued operations related to ICD was $62,000 and $210,000 respectively.

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

Commission revenues and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of our company are recorded on a trade-date basis.

OTCQX revenue is recognized in two parts – Due Diligence and Listing Fees.  Due Diligence Fees are recognized at its completion.  The Listing Fees are pro-rated monthly from the time the end of the Due Diligence period until the end of the engagement term.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, securities owned, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions and bonus payable, accrued expenses and other, securities sold, not yet purchased, deferred revenue, and capital lease obligation, approximate their fair values.

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, Fair Value Measurement and Disclosures, for our financial assets and liabilities.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 1 — Unadjusted, quoted prices are available in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

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

Stock-Based Compensation

We measure and recognize compensation expense based on estimated fair values at the grant date for all share-based awards made to employees and directors, including stock options, restricted stock, and participation in our employee stock purchase plan. Compensation cost for all share-based awards subsequent to December 31, 2005 is recognized using the straight-line single-option method.

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

Liquidity and Capital Resources

 MC, as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2010, MC had regulatory net capital of $3,141,000, which exceeded the amount required by $2,777,000.

During the year ended December 31, 2010, the Company incurred a net loss of $5,338,000 and used $1,525,000 in net cash from operating activities.  As of December 31, 2010, liquid assets consisted primarily of cash and cash equivalents of $4,898,000 and marketable securities of $2,402,000, totaling $7,300,000.  The Company had liabilities of $8,130,000.  The Company’s ability to generate profits is highly dependent on stock market trading volumes and the general economic environment.

We believe our current funds are sufficient to enable us to meet our planned expenditures through at least January 1, 2012.  If anticipated operating results are not achieved, we intend and we believe we have the ability to delay or reduce expenditures, if not to raise additional financing.  Failure to generate sufficient cash flows from operations, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our intended business objectives.

During March 2011, the Company began offering debt which is scheduled to mature three years from the date of issuance and carries an interest rate of 10%, payable quarterly in arrears.  In connection with this debt, the Company will also issue warrants to purchase common stock of the Company.  These warrants will have a strike price equal to 15% less than the price per share of the Company's common stock on the closing date of the debt offering, which is anticipated to be in April 2011.  Each $1 million of debt will be issued with 86,000 warrant shares.  As of March 30, 2011, the Company has raised $2 million under this offering.

Commitments

The following is a table summarizing our significant commitments as of December 31, 2010, consisting of non-cancellable payments under operating agreements and leases and capital leases with initial or remaining terms in excess of one year.

	Notes	Operating	Operating	Capital
	Payable	Commitments	Leases	Leases

2011	$776,142	$1,279,931	$1,577,533	$122,205
2012	60,165	166,966	1,077,438	-
2013	1,284,547	-	615,150	-

Total commitments	2,120,854	1,446,897	3,270,121	122,205

Interest	(490,854)	-	-	(1,752)

Net commitments	$1,630,000	$1,446,897	$3,270,121	$120,453

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the two years ended December 31, 2010. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Newly Issued Accounting Standards

ASC 810, Consolidation, as amended in June 2009, is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011, with early adoption permitted.  Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. Effective April 1, 2010, the Company early adopted the guidance in ASU 2010-06 related to the disclosure on the roll forward activities for Level 3 fair value measurements.  Other than requiring additional disclosures, the adoption of this new guidance did not have an impact on our consolidated financial statements. (See Note 6 of the Notes to the Consolidated Financial Statements.)

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”) which temporarily delays the effective date of the disclosures about troubled debt restructurings required by ASU 2010-20, which is not expected to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this new guidance is not expected to have an impact on our consolidated financial statements.

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

Related Party Transactions

Sale of Convertible Notes Receivable

On December 30, 2010, the Company sold its convertible note receivable from a corporate issuer, Digital Display Networks, Inc., with a face value of $50,000, including any accrued interest, to Peter Coleman, the Company’s previous Chief Financial Officer and Ronald L. Chez, Co-Chairman of the Board of Directors, for a total selling price of $50,000.  The convertible note receivable accrued interest at an annual rate of 12%.  As of December 31, 2010, the convertible note receivable is no longer included in the Company’s statement of financial condition.  In relation to the sale, the Company incurred an immaterial loss, which is included in other income in the Company’s consolidated statement of operations.

Temporary Subordinated Borrowings

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (DGB).  DGB is controlled by Douglas G. Bergeron, who was previously a member of the Board of Directors.  The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  Interest on the loan was $60,000 for each 10-day period.  The loan and fees payable in relation to this loan have been repaid in full in October 2010.  For the year ended December 31, 2010, the Company incurred a total of $60,000 in fees on the loan, which is included in cost of underwriting capital in the Company’s consolidated statement of operations.

On April 23, 2010, the Company borrowed $1,000,000 from DGB and $6,000,000 from Ronald L. Chez.  The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company incurred a total of $230,000 in fees on the loans from DGB and Ronald L. Chez, and is included in cost of underwriting capital in the Company’s consolidated statement of operations.  The loan and fees payable in relation to this loan have been repaid in full in May 2010.

On January 20, 2010, the Company borrowed $11,000,000 from DGB and the Bergeron Family Trust, both controlled by Douglas G. Bergeron. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company paid interest in the amount of $731,000 for this loan, which is included in cost of underwriting capital in the Company’s consolidated statement of operations.  The loan and fees payable in relation to this loan have been repaid in full in February 2010.

Subordinated Notes Payable to Related Parties

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Subordinated Notes.  The Subordinated Notes are for a term of three years and provide for interest comprising two components: (i) Six Percent (6.0%) per annum to be paid in cash monthly; and (ii) Eight Percent (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to 30% of the principal amount lent divided by $3.01 per share.  Proceeds were used to supplement underwriting capacity and working capital for our broker dealer subsidiary.

As of December 31, 2010, Subordinated Notes of $809,000, net of $191,000 discount, remain outstanding and is included in subordinated notes payable to related parties – long term in the Company’s consolidated statement of financial condition. For the year ended December 31, 2010, the Company incurred $36,000 as fees (included in interest expense in the Company’s consolidated statement of operations), of which $25,000 remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.

Secured Promissory Note

On November 17, 2010, we borrowed $1,050,000 of Secured Promissory Note from Ronald L. Chez.  The Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary, Merriman Capital, Inc., with the proceeds of the transaction being used for such purchase.   The Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for our broker dealer subsidiary, Merriman Capital, Inc.  As of December 31, 2010, the Secured Promissory Note of $330,000, remains outstanding and is included in notes payable to related parties – short term in the Company’s consolidated statement of financial condition.  For the year ended December 31, 2010, the Company incurred $48,000 as fees on the Secured Promissory Notes (included in cost of underwriting capital in the Company’s consolidated statement of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  On January 21, 2011, this Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.

Unsecured Borrowings

On July 29, 2009, Mr. Jonathan Merriman, the Company’s CEO, and Mr. Brock Ganeles, MC’s former Head of Brokerage, made short-term loans to the Company in the amounts of $200,000 and $300,000, respectively.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.  Mr. Ganeles’ loan was repaid on August 20, 2009.  The Company paid Mr. Ganeles interest in the amount of $9,403 which is included in interest expense in the Company’s consolidated statement of operations.

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash or transferred into investments in Series D Preferred Stock during September 2009.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Bridge Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Bridge Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Bridge Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (former CFO).  The Company issued 10-year warrants to purchase 166,113 shares of the Company’s common stock at $4.55 per share to Mr. Chez in connection with this transaction.  Identical warrants were issued to purchase 83,056 shares of the Company’s common stock each to Messrs. Merriman and Coleman for the guarantee. The Bridge Note was converted into the Series D Convertible Preferred Stock on September 8, 2009.

Secured Demand Note

On August 12, 2009, the Company obtained a Demand Note in the amount of $1,329,000 from the D. Jonathan Merriman Living Trust as a subordinated loan.  The trustee of the Trust, D. Jonathan Merriman, is also the Chief Executive Officer of the Company.  The Demand Note was collateralized by securities held in a brokerage account held at a third party by the Trust.  The Demand Note was repaid on September 23, 2009 and the securities were transferred back to the Trust.  The Company compensated the Trust with total interest and fees in the amount of $179,000 (included in interest expense in the Company’s consolidated statement of operations), the majority of which was reinvested in the Series D Convertible Preferred Stock transaction.

 Series D Convertible Preferred Stock

 On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 3,388,702 shares of the Company’s common stock at $4.55 per share on post-reverse split basis.  The investor group constituted of 56 individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors.

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

Three of the investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In December 2010 and January 2011, Douglas Bergeron and Andrew Arno left as members of the Board of Directors, respectively.  In addition, the Company’s CEO and former CFO, along with 11 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all five members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chair of the Committee will be compensated with warrants to purchase 42,857 shares the Company’s common stock at $4.55 on a post-reverse split basis, to be issued pro rata on a monthly basis.   No other compensation was provided for his service on the Committee. For the year ended December 31, 2010 and 2009, the Company issued 29,525 and 13,332 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000 and $84,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.   The terms of these warrants were amended subsequent to December 31, 2010.  See Note 20 of the Notes to the Consolidated Financial Statements.

In August 2010, the stockholders approved Ronald L. Chez to be the Co-Chairman of the Board of Directors of the Company.  During the first year of his term as co-chairman, Mr. Chez was compensated with 42,857 shares of the Company’s common stock.  For the year ended December 31, 2010, the Company recorded $135,000 of stock-based compensation expense in relation Mr. Chez’s compensation.

Other Related Party Transactions

From time to time, officers and employees of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Merriman Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of Merriman Holdings, Inc. (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California March 30, 2011

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Revenues:
Commissions	$14,937,938	$12,391,284
Principal transactions	1,784,868	(18,729)
Investment banking	13,412,832	7,236,059
Other	530,673	1,868,398

Total revenues	30,666,311	21,477,012

Operating expenses:
Compensation and benefits	20,714,184	16,234,001
Brokerage and clearing fees	1,483,436	931,660
Professional services	1,669,937	2,245,304
Occupancy and equipment	1,910,553	2,094,455
Communications and technology	2,006,615	2,790,462
Depreciation and amortization	401,346	477,729
Travel and entertainment	1,226,378	832,636
Legal services and litigation settlement expense	3,410,914	7,738,555
Cost of underwriting capital	1,068,520	-
Other	2,086,122	1,921,417

Total operating expenses	35,978,005	35,266,219

Operating loss	(5,311,694)	(13,789,207)

Other income	25,418	2,000,000
Change in warrant liability	-	6,910,656
Interest income	13,576	15,658
Interest expense	(165,828)	(1,341,753)

Loss from continuing operations before income taxes	(5,438,528)	(6,204,646)

Income tax benefit	5,005	627,923

Loss from continuing operations	(5,433,523)	(5,576,723)

Income from discontinued operations	95,104	114,960

Net loss	(5,338,419)	(5,461,763)
Preferred stock deemed dividend	-	(5,066,702)
Preferred stock cash dividend	(591,125)	(192,100)

Net loss attributable to common shareholders	$(5,929,544)	$(10,720,565)

Basic and diluted net loss per share:
Loss from continuing operations	$(2.71)	$(3.08)
Income from discontinued operations	0.04	0.06

Net loss	$(2.67)	$(3.02)

Net loss attributable to common shareholders	$(2.96)	$(5.91)

Weighted average number of common shares:
Basic and diluted	2,002,305	1,813,378

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$4,898,093	$5,656,750
Securities owned:
Marketable, at fair value	2,401,722	4,728,940
Non-marketable, at estimated fair value	2,741,452	272,463
Other	-	67,448
Restricted cash	965,000	1,072,086
Due from clearing broker	34,072	2,546,581
Accounts receivable, net	1,574,644	470,992
Prepaid expenses and other assets	313,537	801,946
Equipment and fixtures, net	136,706	506,535

Total assets	$13,065,226	$16,123,741

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$361,237	$346,220
Commissions and bonus payable	3,240,021	4,133,924
Accrued expenses and other	2,833,294	2,763,016
Securities sold, not yet purchased	-	161,461
Deferred revenue	175,712	304,334
Notes payable - short term, net	259,532	-
Notes payable to related parties - short term	330,000	-
Capital lease obligation	120,453	397,958
Subordinated notes payable to related parties - long term, net	809,305	-

Total liabilities	8,129,554	8,106,913

Stockholders’ equity:
Convertible Preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of
December 31, 2010 and 2009; aggregate liquidation
preference of $0	-	-
Convertible Preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of
December 31, 2010 and 2009; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of
December 31, 2010 and 2009; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and
22,058,128 and 23,720,916 shares outstanding as of December 31,
2010 and December 31, 2009, respectively; aggregate
liquidation preference of $9,484,995 prior to conversion, and pari
passu with common stock on conversion	2,206	2,372
Common stock, $0.0001 par value; 300,000,000 shares authorized;
2,384,499 and 1,855,444 shares issued and 2,355,063 and
1,826,008 shares outstanding as of December 31, 2010 and
2009, respectively	239	183
Common stock payable	461,675	-
Additional paid-in capital	134,851,006	133,055,308
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(130,153,841)	(124,815,422)

Total stockholders’ equity	4,935,672	8,016,828

Total liabilities and stockholders’ equity	$13,065,226	$16,123,741

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Additional
	Preferred Stock		Common Stock		Common Stock Payable		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2009	-	-	1,822,385	$182	-	$-	(4,417)	$(125,613)	$127,194,291	$(119,353,659)	$7,715,201

Net loss	-	-	-	-	-	-	-	-	-	(5,461,763)	(5,461,763)
Issuance of Series D Convertible Preferred Stock	23,720,916	2,372	-	-	-	-	-	-	-	-	2,372
Issuance of common stock for MedPanel acquisition	-	-	22,112	-	-	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	(5,258,802)	-	(5,258,802)
Issuance of restricted common stock	-	-	10,947	1	-	-	-	-	83,379	-	83,380
Reclass of warrant liability	-	-	-	-	-	-	-	-	10,072,684	-	10,072,684
Issuance of warrants to board member	-	-	-	-	-	-	-	-	83,671	-	83,671
Issuance of warrant in connection with issuance of debt	-	-	-	-	-	-	-	-	386,278	-	386,278
Common stock returned from Panel shareholder	-	-	-	-	-	-	(25,019)	(100,000)	-	-	(100,000)
Tax benefits from employee stock option plans	-	-	-	-	-	-	-	-	(176,964)	-	(176,964)
Stock-based compensation	-	-	-	-	-	-	-	-	670,771	-	670,771

Balance at December 31, 2009	23,720,916	2,372	1,855,444	183	-	-	(29,436)	(225,613)	133,055,308	(124,815,422)	8,016,828

Net loss										(5,338,419)	(5,338,419)
Conversion of Series D Convertible Preferred Stock to common stock	(1,662,788)	(166)	237,538	25					141		-
Common stock payable for legal settlement					200,000	606,000					606,000
Issuance of equity for legal settlement			47,632	5	(47,632)	(144,325)			401,690		257,370
Preferred stock dividend									(591,125)		(591,125)
Exercise of common stock options			15,428	2					36,718		36,720
Issuance of restricted common stock, net of cancellations			73,972	8					233,599		233,607
Issuance of warrants to board member									103,068		103,068
Issuance of common stock in connection with issuance of debt			154,485	16					312,182		312,198
Stock-based compensation									1,299,425		1,299,425

Balance at December 31, 2010	22,058,128	$2,206	2,384,499	$239	152,368	$461,675	(29,436)	$(225,613)	$134,851,006	$(130,153,841)	$4,935,672

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(5,338,419)	$(5,461,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of Institutional Cash Distributors	-	(2,000,000)
Depreciation and amortization	401,346	488,339
Stock-based compensation	1,636,100	837,822
Amortization of beneficial conversion feature	-	180,639
Tax expense from employee stock option plans	-	(176,964)
Amortization of debt discount and debt issuance costs	81,035	899,634
Change in value of warrant derivative liability	-	(6,910,656)
Noncash legal settlement and professional fees	606,000	1,356,042
(Gain) loss on disposal of equipment and fixtures	(2,987)	285,069
Provision for uncollectible accounts receivable	448,022	128,073
Securities received for services	(1,440,162)	(369,200)
Unrealized (gain) loss on securities owned	(1,229,675)	1,295,475
Changes in operating assets and liabilities:
Securities owned and sold, not yet purchased	2,434,053	(1,563,179)
Restricted cash	107,086	59,096
Due from clearing broker	2,512,509	(794,046)
Accounts receivable	(1,601,673)	242,284
Prepaid expenses and other assets	488,409	119,067
Accounts payable	18,592	(559,727)
Commissions and bonus payable	(893,903)	945,770
Accrued expenses and other	249,025	(1,649,847)

Net cash used in operating activities	(1,524,642)	(12,648,072)

Cash flows from investing activities:
Purchase of equipment and fixtures	(32,230)	(18,632)
Proceeds from sale of equipment and fixtures	3,700	9,311
Sale of Panel Intelligence	-	925,858
Sale of Institutional Cash Distributors	-	2,000,000

Net cash (used in) provided by investing activities	(28,530)	2,916,537

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	36,720	-
Proceeds from debt issuance	24,350,000	3,253,614
Payment of debt	(22,720,000)	(2,253,614)
Issuance of preferred stock	-	8,808,256
Payment of preferred stock dividend	(594,700)	(141,100)
Debt service principal payments	(277,505)	(636,999)

Net cash provided by financing activities	794,515	9,030,157

Decreases in cash and cash equivalents	(758,657)	(701,378)

Cash and cash equivalents at beginning of year	5,656,750	6,358,128

Cash and cash equivalents at end of year	$4,898,093	$5,656,750

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2010	2009

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$1,073,874	$261,481
Income taxes	$35,000	$5,200

Noncash investing and financing activities:
Stocks and warrants issued in connection with legal settlement	$401,690	$331,027
Stocks issued in connection with issuance of debt	$312,198	$-
Reclass of warrant derivative upon amendment	$-	$10,072,684
Deemed dividend on Series D Convertible Preferred Stock	$-	$5,066,702
Stock received as part of Panel sale	$-	$100,000
Conversion of note into Series D Convertible Preferred Stock	$-	$1,060,717

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Merriman Holdings, Inc., formerly Merriman Curhan Ford Group, Inc. (the Company), is a financial services holding company that provides investment banking, capital markets services, corporate and venture services, and investment banking through its primary operating subsidiary, Merriman Capital, Inc. (hereafter MC).  MC is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation.

Institutional Cash Distributors (ICD) was a division of MC which brokers money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  In January 2009, we sold the primary assets related to ICD operations to a group of investors which included some of our employees.  To assist in the transition of operations to the new owners, we provided substantial services to ICD, including collecting its revenues.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC. The Company terminated all employees supporting ICD business, and does not have any significant involvement on ICD. The Company determined that the criteria for discontinued operations under the guidance found in Accounting Standards Codification (ASC) Topic 205, Discontinued Operations (ASC 205), were met in 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations for the years ended December 31, 2010 and 2009.

In January 2009, Merriman Holdings, Inc. sold its primary research business, Panel Intelligence, LLC (Panel), and has presented its results of operations as discontinued operations in its consolidated financial statements for the years ended December 31, 2010 and 2009.  Panel offered primary research services to biotechnology, pharmaceutical, medical device, clean technology and financial services companies.

MCF Asset Management, LLC managed absolute return investment products for institutional and high-net worth clients.  In the fourth quarter of 2008, Merriman Holdings, Inc. decided to begin the process of liquidating the funds under management by MCF Asset Management, LLC.  We no longer have, for all practical purposes, a subsidiary dedicated to asset management.  As of December 31, 2010, all assets were effectively distributed to the investors with certain administrative procedures being completed.

Merriman Holdings, Inc. is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock was listed on the American Stock Exchange in July 2000 and was listed on the NASDAQ in February 2008, where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, California.

The Company incurred substantial losses in 2010 and 2009. The Company had net losses of $5,338,000 and $5,462,000 in 2010 and 2009, respectively, and negative operating cash flows of $1,525,000 in 2010 and $12,648,000 in 2009. As of December 31, 2010, the Company had a accumulated deficit of $130,154,000. While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2012, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing sources. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business (continued)

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

Reverse Stock Split

At the stockholders’ annual meeting on August 10, 2010, the stockholders voted to approve the amendment to the Company’s Amended Certificate of Incorporation to affect a one-for-seven reverse stock split.  The reverse stock split became effective at 12:01 am, Eastern Time, on August 16, 2010. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. In addition, upon the effectiveness of the reverse stock split, each seven shares of Series D Convertible Preferred Stock are convertible into one share of common stock of the Company. The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company's Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

2. Summary of Significant Accounting Policies

Basis and Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of U.S. GAAP financial statements requires management to make certain estimates, judgments, and assumptions that affect the reported amounts and disclosures in the financial statements.  Actual results could differ from these estimates.

Under ASC 855, Subsequent Events, the Company has evaluated all subsequent events until the date these consolidated financial statements were filed with the SEC.

For the purposes of presentation, dollar amounts displayed in these Notes to Consolidated Financial Statements were rounded to the nearest thousand.

Principles of Consolidation

As of December 31, 2010, the Company has two wholly owned U.S. subsidiaries.  The subsidiaries, MC and MCF Asset Management, LLC, have been consolidated in the accompanying consolidated financial statements.  All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

The Company has determined that it has only one operating and reportable segment, MC, for the purpose of making operating decisions and assessing performance, which comprised more than 90% of the Company’s consolidated total assets as of December 31, 2010 and consolidated total revenues for the year ended December 31, 2010.

Advertising Costs

Advertising costs include expenses associated with investor relations and are expensed as incurred.  We recorded $207,000 and $124,000 of advertising costs for the years ended December 31, 2010 and 2009, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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

Other Revenues and Deferred Revenue

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, restricted stock, and warrants. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Cost of Underwriting Capital

The Company incurs fees on financing arrangements entered into to supplement underwriting capacity and working capital for the broker-dealer subsidiary.  These fess are recorded as cost of underwriting capital as incurred.

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2010 and 2009, because the addition of common shares and share equivalents that would be issued assuming exercise or conversion would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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

Securities Owned

Securities owned and securities sold, not yet purchased in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in principal transactions in the consolidated statement of operations.   The securities owned are classified into “Marketable,” “Non-marketable,” and “Other.”  Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under the Federal Securities Act of 1933 provided by SEC Rule 144 (Rule 144) or have some restriction on their sale whether or not a buyer is identified.  Other securities consisted of investments accounted for under the equity method.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions and bonus payable, accrued expenses and other, securities sold, not yet purchased, deferred revenue, and capital lease obligation, approximate their fair values.

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, Fair Value Measurement and Disclosures, for our financial assets and liabilities.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 1 — Unadjusted, quoted prices are available in active markets for identical assets or liabilities at the measurement date. The types of assets and liabilities carried at Level 1 fair value generally are G-7 government and agency securities, equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

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

 Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectability of outstanding invoices is continually assessed. In estimating the allowance for doubtful accounts, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay.

We recorded $436,000 and $244,000 as of December 31, 2010 and 2009, respectively, as allowance for uncollectible accounts.

The Company had $330,000 and $0 outstanding accounts receivable pledged as collateral to secure a promissory note as of December 31, 2010 and 2009, respectively, which are included in accounts receivable, net in the Company’s statement of financial condition.  Also refer to Note 3 – Issuance of Debt.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

 Discontinued Operations

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

Warrant Liabilities

Stock warrants to purchase the Company’s common stock issued to our investors and creditors are rights to purchase our common stock.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. We used the Black-Scholes valuation methodology or similar techniques to estimate its value.   For further information on accounting for warrant liabilities, see Note 5.

 Concentrations of Risk

Substantially all of the Company’s cash and cash equivalents are held at two major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

As of December 31, 2010 and 2009, the Company held concentrated positions in the securities of two entities with a total value in the amount of $3,563,000 and $2,457,000, respectively. The prices of these securities are highly volatile.

As of December 31, 2010 and 2009, the Company held concentrated positions in accounts receivable with three and four clients, respectively, each of which exceeded 10% of total accounts receivable in each year.  The clients referred to as of 2009 were not the same ones as the clients as of 2010.

During 2010, one sales professional accounted for more than 10% of total revenue and one customer accounted for more than 10% of revenue. During 2009, no single sales professional accounted for more than 10% of total revenue and no single customer accounted for more than 10% of revenue.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (continued)

Newly Issued Accounting Standards

ASC 810, Consolidation, as amended in June 2009, is a revision to pre-existing guidance pertaining to the consolidation and disclosures of variable interest entities. Specifically, it changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. This guidance was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company with the reporting period beginning January 1, 2011, with early adoption permitted.  Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. Effective April 1, 2010, the Company early adopted the guidance in ASU 2010-06 related to the disclosure on the roll forward activities for Level 3 fair value measurements.  Other than requiring additional disclosures, the adoption of this new guidance did not have an impact on our consolidated financial statements. (See Note 6 - Fair Value of Assets and Liabilities.)

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”) which temporarily delays the effective date of the disclosures about troubled debt restructurings required by ASU 2010-20, which is not expected to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this new guidance is not expected to have an impact on our consolidated financial statements.

On July 21, 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Wall Street Reform Act).  The Wall Street Reform Act permanently exempts small public companies with less than $75 million in market capitalization (nonaccelerated filers) from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002 (SOX). Section 404(b) requires a registrant to provide an attestation report on management’s assessment of internal controls over financial reporting by the registrant’s external auditor.  As a result, the Company is not required and did not obtain an attestation report on management’s assessment of internal controls over financial reporting from the Company’s external auditor as of December 31, 2010. Disclosure of management attestations on internal control over financial reporting under existing Section 404(a) continues to be required for smaller companies.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Issuance of Debt

Issued During 2010

Secured Promissory Note

On November 17, 2010, we borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to a Secured Promissory Note (Secured Promissory Note).  The Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary, MC, with the proceeds of the transaction being used for such purchase.   The Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for our broker dealer subsidiary, Merriman Capital, Inc.  As of December 31, 2010, Secured Promissory Notes of $330,000 remain outstanding and are included in notes payable to related parties – short term in the Company’s consolidated statement of financial condition.  As of December 31, 2010, the Company had $330,000 of outstanding accounts receivable pledged as collateral for this Secured Promissory Note.  For the year ended December 31, 2010, the Company incurred $48,000 as fees on the Secured Promissory Notes (included in cost of underwriting capital in the consolidated statements of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  On January 21, 2011, this Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.

Unsecured Promissory Notes

On November 1, 2010, the Company issued $300,000 in unsecured promissory notes (Unsecured Promissory Notes) to four of its Series D Convertible Preferred Stock investors with a maturity date of the earlier of January 31, 2011 or the consummation of a qualified financing, as defined.  The Unsecured Promissory Notes provide for interest of twelve percent (12%) per annum to be paid in cash at maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to 55% of the principal amount lent divided by $3.01 per share.

The total proceeds of $300,000 raised in the transaction above is accounted for as an issuance of debt with stocks.  The total proceeds of $300,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on such allocation method, the value of the stocks issued in connection with the Unsecured Promissory Notes was $106,000, which was recorded as a discount on the debt and applied against the Unsecured Promissory Notes.

As of December 31, 2010, Unsecured Promissory Notes of $260,000, net of $40,000 discount, remain outstanding and is included in notes payable – short term, net in the Company’s consolidated statement of financial condition.  The discount on the note is amortized over the term of the loan using the effective interest method.  For the year ended December 31, 2010, the Company incurred $6,000 as fees on the Unsecured Promissory Notes  (included in interest expense in the consolidated statements of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  On January 31, 2011, these Unsecured Promissory Notes were amended to extend the maturity date to December 31, 2011.  The interest rate will be 13% for the period after the amendment date.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Issuance of Debt (continued)

Subordinated Notes Payable to Related Parties

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of unsecured promissory notes (Subordinated Notes).  The Subordinated Notes are for a term of three years and provide for interest comprising two components: (i) Six Percent (6.0%) per annum to be paid in cash monthly; and (ii) Eight Percent (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to 30% of the principal amount lent divided by $3.01 per share.  Proceeds were used to supplement underwriting capacity and working capital for our broker dealer subsidiary.

The total proceeds of $1,000,000 raised in the transaction above is accounted for as an issuance of debt with stocks.  The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes.

As of December 31, 2010, Subordinated Notes of $809,000, net of $191,000 discount, remain outstanding and is included in subordinated notes payable to related parties – long term in the Company’s consolidated statement of financial condition.  The discount on the note is amortized over the term of the loan using the effective interest method.  For the year ended December 31, 2010, the Company incurred $36,000 as fees (included in interest expense in the consolidated statements of operations), of which $25,000 remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.

Temporary Subordinated Loans

During 2010, the Company issued several loans in the form of temporary subordinated loans to supplement the Company’s net capital and enable it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  All temporary subordinated loan transactions have been fully paid as of December 31, 2010 and are disclosed separately in Note 18 - Related Party Transactions.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Issuance of Debt (continued)

Issued During 2009

Convertible Notes

On May 29, 2009, the Company sold and issued $525,000 in principal amount of Secured Convertible Promissory Notes (each a “Convertible Note,” and collectively, the “Convertible Notes”).  On June 1, 2009, the Company issued an additional $100,000 of Convertible Notes. The investor group included eight individuals, comprised of certain officers and employees of the Company as well as an outside investor.  The Convertible Notes were issued in a private placement exempt from registration requirements.  There were no underwriters, underwriting discounts or commissions involved in the transactions.  The Convertible Notes carried an interest rate of 11% per annum, payable in cash quarterly, and were due upon the earlier of two years from issuance or a change in control of the Company.  As part of this transaction, the Company entered into a security agreement with the investors in the Convertible Notes by which the Company pledged all assets of the Company as collateral for the Convertible Notes.  If the Company were to liquidate, the note holders would receive payment before any other obligations of the Company, which would reduce the amount of assets available for distribution to the Company’s stockholders.  The Convertible Notes were convertible into common stock of the Company at a price of $3.50 per share on a post-reverse split basis and were converted into Series D Convertible Preferred Stock on September 8, 2009 (see Note 4).  No Convertible Notes remain outstanding as of December 31, 2009.

The Convertible Notes were issued with warrants (the “Warrants”) to purchase additional shares of common stock of the Company at $3.50 per share on a post-reverse split basis for a number of shares of common stock equal to 75% of the principal amount of the Notes purchased, divided by $3.50.  Both the Convertible Notes and the Warrants have anti-dilution features so that if the Company pays dividends, splits (forward or reverse) its common shares, or adjusts its shares outstanding due to a combination, the conversion and exercises prices, respectively, would also adjust proportionally.  The Convertible Notes had a two-year maturity and the Warrants will expire 10 years from the date of the transaction.  The Warrants remain outstanding as of December 31, 2010 and are exercisable at any time.

The total proceeds of $625,000 raised in the transaction described above were accounted for under generally accepted accounting principles, ASC 470, Debt. The Company has accounted for this transaction as the issuance of convertible debt and a detachable stock warrant.  The total proceeds of $625,000 have been allocated to these individual instruments based on their relative fair value as determined by management.  The Company estimated the fair value of the Convertible Notes and Warrants at the time of issuance.  As a result, the Convertible Notes and the Warrants were carried at fair values of $419,000 and $206,000, respectively, at inception.  The Convertible Notes had an embedded beneficial conversion option and the $419,000 value was bifurcated into a host valued at $239,000 and a beneficial conversion option valued at $180,000.  The value of the Warrants was recorded as a debt discount and an increase to additional paid-in capital.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Issuance of Debt (continued)

Unsecured Promissory Notes

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of these unsecured promissory notes was October 31, 2009. These notes were paid in full in cash in September 2009.  No unsecured promissory notes remain outstanding as of December 31, 2009.

On July 29, 2009, Messrs. Jonathan Merriman and Brock Ganeles made short-term loans to the Company in the amounts of $200,000 and $300,000, respectively.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.  Mr. Ganeles’ loan was repaid on August 20, 2009.  The Company paid Mr. Ganeles interest in the amount of $9,400, which is included in interest expense in the Company’s consolidated statement of operations.  No unsecured debt remains outstanding as of December 31, 2009.

Bridge Note

Ronald L. Chez is the Co-Chairman of the Company’s Board of Directors.  On July 31, 2009, prior to Mr. Chez joining the Board, the Company issued a secured promissory note (the “Bridge Note”) to Mr. Chez in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Bridge Note was three years, redeemable by Mr. Chez upon presentation of written demand.   The Company issued 10-year warrants to purchase 166,113 shares of the Company’s common stock at an exercise price of $4.55 per share on a post-reverse split basis to Mr. Chez in connection with this transaction. (See Note 5 regarding the accounting for the warrants.)  The Bridge Note was guaranteed personally by D. Jonathan Merriman, the Company’s Chief Executive Officer, and Peter V. Coleman.  Peter V. Coleman was the Company’s Chief Financial Officer from May 2008 to January 2011.

As compensation for their personal guarantees, Messrs. Merriman and Coleman each originally received ten-year warrants to purchase 83,056 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis.  Subsequent to issuance, Messrs. Merriman and Coleman each transferred ownership of 32,618 warrants to Mr. Chez and retained ownership of 41,528 warrants each.  The balance of 8,910 warrants was transferred by each of Messrs. Merriman and Coleman to third parties in connection with investments in the Company’s Series D Preferred Convertible Stock strategic transaction of September 2009.

The grant date fair value of the warrants issued in connection with the Bridge Note to the note holder and the members of management was $347,000 and $347,000, respectively. The Company allocated all of the proceeds to the warrant liability and recorded a full debt discount to be applied against the note using the residual method. The fair value of the warrants issued to members of management in compensation for the note guarantee was recorded as a debt issuance cost. Both the debt discount and the debt issuance costs were amortized to interest expense over the term of the note. (See Note 5 regarding accounting for the warrants issued.)

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

Secured Promissory Notes

On August 12, 2009, the Company obtained a Temporary Secured Demand Note (“Demand Note”) in the amount of $1,329,000 from the D. Jonathan Merriman Living Trust as a subordinated loan.  The trustee of the Trust, D. Jonathan Merriman, is also the Chief Executive Officer of the Company.  The Demand Note was collateralized by securities held in a brokerage account held at a third party by the Trust.  The Demand Note was repaid on September 23, 2009 and the securities were transferred back to the Trust.  The Company compensated the Trust with total interest and fees in the amount of $179,000 (included in interest expense in the consolidated statements of operations), the majority of which was reinvested in the Series D Convertible Preferred Stock transaction.  No unsecured debt remains outstanding as of December 31, 2009.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Series D Convertible Preferred Stock

On September 8, 2009, the Company issued 23,720,916 shares of Series D Convertible Preferred Stock along with 5-year warrants to purchase 3,388,677 shares of the Company’s common stock with an exercise price of $4.55 per share on a post-reverse split basis.  The investor group constituted of 56 individuals and entities, including certain officers, directors and employees of the Company, as well as outside investors.  A portion of the principal and accrued interest of the May 29, 2009 Convertible Notes and all of the July 31 Bridge Note were converted into the Series D Convertible Preferred Stock shares.  None of these debt instruments remain outstanding after September 8, 2009.

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Effective upon the reverse-stock split as discussed in Note 1, seven shares of Series D Convertible Preferred Stock is convertible into one share of common stock of the Company.  The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable in cash monthly.  For the year ended December 31, 2010 and 2009, total Series D Convertible Preferred Stock dividends were $591,000 and $5,259,000, respectively.  Of the total dividends recorded, $47,000 and $51,000 remain outstanding as of December 31, 2010 and 2009, respectively, which is included in accounts payable in the consolidated statements of financial condition.

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

The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant.  The total gross proceeds of $10,200,000, which include $1,392,000 from conversions of prior notes (see Note 3), have been allocated to these individual instruments based on the residual method.  Of the total cash proceeds, $4,300,000 was used to settle certain legal claims which had an aggregate exposure of $43,577,000.  The remaining cash of $4,508,000 was used for working capital.

As discussed above, the Company issued warrants to purchase 3,388,677 shares of common stock in conjunction with the sale of the Series D Convertible Preferred Stock. The proceeds of the transaction were allocated between the Series D Convertible Preferred Stock and the warrants using the residual method in which proceeds are first allocated to the warrant liability and any remaining value is then allocated to the preferred stock.  The warrants were valued using the Black-Scholes fair value model. The grant date fair value of the warrants issued with the Series D Convertible Preferred Stock was $15,264,000. As the fair value of the warrants exceeds the proceeds received, the Company allocated all of the proceeds, with the exception of the par value of the Series D Convertible Preferred Stock, to the warrant liability. The additional value needed to record the warrants at fair value was recorded as a charge to additional paid-in capital (APIC) and shown as deemed dividend on the consolidated statements of operations. (See Note 5 below for more information regarding the accounting for the warrant liability.)

MERRIMAN HOLDINGS, INC.

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

Overview of Warrant Liability Accounting

Under ASC 815, Derivatives and Hedging, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The exercise price of the detachable warrants issued with the Company’s Series D Convertible Preferred Stock were not fixed because the exercise prices could have been lowered if the Company issues securities at prices lower than the price on which the exercise price for the warrant was based. This was also the case with the warrants issued in connection with the $500,000 Bridge Note issued on July 31, 2009 and the warrants issued to the litigants in the settlement.  The Company had included the reset provisions in order to protect the warrant holders from potential dilution associated with future financings. In accordance with ASC 815, the warrants were recognized as a derivative instrument and had been characterized as warrant liabilities carried at their fair value. ASC 815 requires that the fair value of these liabilities be re-measured at the end of every reporting period, with the change in value reported in the consolidated statements of operations.

On December 28, 2009, the Company successfully amended the warrants that triggered liability accounting by removing the anti-dilution ratchet provision. On that date, the Company received binding agreements from all the warrant holders agreeing to amend their warrants as requested by the Company.  In consideration for their agreements, the Company agreed to pay each warrant holder $0.035 per warrant share in cash on a post-reverse split basis, payable when the Company generates non-GAAP quarterly operating profit which excludes unrealized gains and losses and other items not directly related to operations, but no earlier than the filing of the Form 10-Q for the period ended June 30, 2010. As of the date of amendment, the Company marked the warrant liability to market value and reclassified the market value of $10,073,000 to additional paid-in capital. The decrease in warrant liability market value of $6,911,000 was recorded to change in fair value of warrant liability on the consolidated statements of operations. The Company no longer accounts for the warrants as derivatives and no longer has a warrant liability as of December 31, 2009.  At December 31, 2010 and 2009, the Company included $139,000 due to the warrant holders in accrued expenses and others in consideration for the amendment.  Subsequent to December 31, 2010, payment of $139,000 has been made to the warrant holders upon achievement of certain milestones.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.  Accounting for Warrant Liabilities (continued)

Series D Convertible Preferred Stock Warrant Liabilities

The warrant liabilities related to outstanding warrants issued in connection with the Series D Convertible Preferred Stock were valued using the Black-Scholes option valuation model.

	September 8,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	3,388,677	3,388,677
Fair value–warrant liability	$15,264,330	$8,674,699
Change in value since inception		$(6,589,631)

As of December 28, 2009, the Series D Convertible Preferred Stock warrant liability had a fair value of $8,675,000 which was reclassified to additional paid-in capital as of that date. The decrease in market value of $6,590,000 is included in the consolidated statements of operations, in accordance with ASC 815. Other warrants to purchase 20,000 shares of common stock were issued in connection with the Series D Convertible Preferred Stock. These other warrants had the same ratchet provision which was also removed upon warrant amendment on December 28, 2009. These warrants had a fair value of $51,000 as of December 28, 2009.  The total decrease in market value related to these other warrants was $39,000 and is included in the consolidated statements of operations.

Bridge Note Warrant Liabilities

The warrant liabilities related to outstanding warrants issued in connection with the July 31, 2009 Bridge Note were valued using the Black-Scholes option valuation model.

	July 31,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	332,225	332,225
Fair value–warrant liability	$693,994	$851,032
Change in value since inception		$157,038

As of December 28, 2009, the Bridge Note warrant liability had a fair value of $851,000 which was reclassified to additional paid-in capital as of that date. The increase in market value of $157,000 is included in the consolidated statements of operations, in accordance with ASC 815.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Accounting for Warrant Liabilities (continued)

Settlement Warrant Liabilities

Concurrent with the Series D Convertible Preferred Stock strategic transaction, the Company issued five-year warrants to purchase 219,780 shares of common stock at $4.55 on a post-reverse split basis in connection with a legal settlement in 2009. The warrants contained the same anti-dilution provision as the Series D Convertible Preferred Stock warrants and the Bridge Note warrants.  In accordance with ASC 815, the Company recorded the fair value of the settlement warrants as a warrant liability on the date of grant and marked the warrants to market on each reporting date with the change in value recorded in the consolidated statements of operations.

The warrant liabilities related to outstanding warrants issued in connection with the settlement of litigation were valued using the Black-Scholes option valuation model.

	September 8,	December 28,
Grant Date/Measurement Date	2009	2009

Number of warrants	219,780	219,780
Fair value–warrant liability	$934,926	$495,757
Change in value since inception		$(439,169)

As of December 28, 2009, the total settlement warrant liability had a fair market value of $496,000 which was reclassified to additional paid-in capital as of that date. The decrease in value of $439,000 is included in the consolidated statements of operations in accordance with ASC 815.

Summary of Effects of Warrants on the Consolidated Statements of Operations for the Year Ended December 31, 2009

	Operating	Non-Operating
	Expense	(Income) Expense

Settlement warrant liability	$934,926	$-
Change in value - Series D Convertible Preferred
Stock warrant liability	-	(6,628,525)
Change in value - Bridge note warrant liability	-	157,038
Change in value - Settlement warrant liability	-	(439,169)
Net effect of warrant liabilities	$934,926	$(6,910,656)

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. Fair Value of Assets and Liabilities

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

Securities Owned

Corporate Equities

Corporate equities are comprised primarily of exchange-traded equity securities in which the Company takes selective proprietary positions based on expectations of future market movements and conditions.

Also, as compensation for investment banking services, the Company frequently receives common stock of the client as an additional compensation to cash fees.  The common stock is typically issued prior to a registration statement is effective.  The Company classifies these securities as “non-marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under Rule 144, including the requisite holding period.  Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities.  The fair value is based on observed closing stock price at the measurement date.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets.  These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable.   The Company determines the fair value of infrequently traded securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques.  Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock.  As of December 31, 2010, the fair value of this type of securities included in securities owned in the statement of financial condition is $58,000.  Had these securities been valued using observed closing prices, the total value of the securities would have been $75,000.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. Fair Value of Assets and Liabilities (continued)

Underwriters’ Purchase Options

The Company may receive partial compensation for its investment banking services also in the form underwriters’ purchase options (UPOs).  UPOs are identical to warrants other than with respect to the securities for which they are exercisable. UPOs grant the holder the right to purchase a “bundle” of securities, including common stock and warrants to purchase common stock.  UPOs grant the right to purchase securities of companies for which the Company acted as an underwriter to account for any overallotment of these securities in a public offering.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation.

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

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,241,760	$-	$57,797	$1,299,557
Stock warrants	-	-	2,324,901	2,324,901
Underwriters’ purchase option	-	-	1,518,465	1,518,465
Preferred stock	-	-	251	251

Total securities owned	$1,241,760	$-	$3,901,414	$5,143,174

Of the total securities owned as of December 31, 2010, $1,217,000 of corporate equities and preferred stock, and $1,185,000 of stock warrants and underwriters’ purchase options whose underlying stock is freely traded are considered to be marketable.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. Fair Value of Assets and Liabilities (continued)

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

Of the total securities owned as of December 31, 2009, $3,404,000 of corporate equities and preferred stock, and $1,325,000 of stock warrants whose underlying stock is freely traded are considered to be marketable.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2010 and 2009.

			Underwriters’
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Option	Stock	Total
Balance at January 1, 2009	$695	$1,605,451	$27,995	$-	$1,634,141
Purchases, issuances, settlements and sales	71,464	311,515	-	-	382,979
Net transfers out	(51,694)	(155,331)	-	-	(207,025)
Gains (losses):
Realized	-	(79,093)	(91,058)	-	(170,151)
Unrealized	1,266	(107,061)	63,063	-	(42,732)
Balance at December 31, 2009	$21,731	$1,575,481	$-	$-	$1,597,212
Purchases or receipt (a)	96,890	316,184	956,707	-	1,369,781
Sales or exercises	(21,731)	(409,528)	-	-	(431,259)
Transfers into	248,637 (b)	-	-	434 (b)	249,071
Transfers out of	-	-	-	-	-
Gains (losses):
Realized	-	-	-	-	-
Unrealized	(287,730)	842,764	561,758	(183)	1,116,609

Balance at December 31, 2010	$57,797	$2,324,901	$1,518,465	$251	$3,901,414

Change in unrealized gains
(losses) relating to
instruments still held
at December 31, 2010	$(287,730)	$868,761	$561,758	$(183)	$1,142,606

Change in unrealized gains
(losses) relating to
instruments still held
at December 31, 2009	$1,266	$(33,657)	$-	$-	$(32,391)

(a) Includes purchases of securities and securities received for services
(b) Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlying instruments.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the consolidated statements of operations.

7. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2010	2009

Computer equipment	$553,526	$532,195
Furniture and equipment	931,956	930,151
Software	191,744	190,522
Leasehold improvements	1,113,768	1,113,769

	2,790,994	2,766,637
Less accumulated depreciation	(2,654,288)	(2,260,102)

	$136,706	$506,535

There were no equipment or fixtures purchased with capital lease financing during 2010 and 2009. At December 31, 2010 and 2009, the Company had $1,121,000 of computer equipment, furniture and equipment, and leasehold improvements purchased under capital lease equipment included in the table above.  The related accumulated depreciation on these equipment and fixtures under capital lease was $1,078,000 and $810,000 as of December 31, 2010 and 2009, respectively.   See Note 13 for additional information on capital leases.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations

Panel Intelligence, LLC

On April 17, 2007, Merriman Holdings, Inc. acquired 100% of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence, LLC (“Panel”) and made into a subsidiary of the Company. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel’s proprietary methodology and vast network of medical experts.

In December 2008, the Company determined that the sale of Panel would reduce investments required to develop Panel’s business.  Its sale would also generate capital necessary for the Company’s core business.   The Company determined that the plan of sale criteria in ASC 360, Property, Plant and Equipment, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations. Accordingly, the carrying value of the Panel assets was adjusted to their fair value less costs to sell in 2008.  In January 2009, the Company sold Panel to Panel Intelligence, LLC (Newco) for $1,000,000 and shares of the Company’s common stock in the amount of $100,000.

For the years ended December 31, 2010 and 2009, income (loss) from discontinued operations related to Panel was $33,000 and ($95,000), respectively.  As of December 31, 2010 and 2009, there were no assets or liabilities held for sale by the Company that related to Panel that were included in the Company’s consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Discontinued Operations (continued)

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of ICD, a division of MC, for $2,000,000 to a group of investors who were also its employees in order to raise capital. The assets sold included MC’s rights in trademark, copyright, and other intellectual property used in the business, customer lists, marketing materials, and books and records, which did not have any carrying values.  In accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, the Company recognized $2,000,000 as other income in the consolidated statement of operations during the year ended December 31, 2009.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC.  The Company terminated all employees supporting ICD business, and does not have significant involvement going forward. The Company determined that the criteria for discontinued operations under the guidance of ASC 205, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

For the years ended December 31, 2010 and 2009, income from discontinued operations related to ICD was $62,000 and $210,000 respectively.  As of December 31, 2010 and 2009, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

The following revenue and expenses related to Panel and ICD have been reclassified as discontinued operations for the year ended December 31, 2010 and 2009:

	December 31,
	2010	2009

Revenue	$9,167,983	$28,003,172
Operating expenses:
Compensation and benefits	7,870,502	25,692,828
Brokerage and clearing fees	27,219	62,652
Cost of primary research services	-	64,179
Professional services	269,932	311,101
Occupancy and equipment	180,948	82,053
Communications and technology	213,867	574,888
Depreciation and amortization	-	10,610
Travel and entertainment	348,905	682,594
Legal services and litigation settlement	75,519	38,362
Other expenses	119,328	368,243

	9,106,220	27,887,510

Operating loss	61,763	115,662
Interest expense, net	-	(702)
Other income	33,341	-

Net loss	$95,104	$114,960

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense

Stock Options

In 2009, the Company, with shareholder approval, adopted the 2009 Stock Incentive Plan (the “2009 Plan”).  Up to 1,142,857 new shares of its common stock may be issued pursuant to awards granted under the 2009 Plan.  The Company will no longer grant options under any of its prior option plans.  Any shares of the Company’s common stock which become available for new grant, upon the termination of employees holding unvested option grants under existing plans, will be added to the 2009 Plan.

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of December 31, 2010 and 2009, there were no shares subject to repurchase.

As of December 31, 2010 and 2009, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of December 31, 2010 and 2009, 153,026 and 547,518 shares were available for future grants under the Option Plans, respectively. There were no shares available for future grants outside of the Options Plans as of the end of 2010 and 2009.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

The following table is a summary of the Company’s stock option activity for the two years ended December 31, 2010:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,364,236	$8.68	166,665	$40.95
Granted	629,578	3.38	1,349,315	5.81
Exercised	(15,428)	(2.38)	-	-
Canceled	(313,303)	(13.40)	(151,744)	(18.48)

Outstanding at end of year	1,665,083	5.85	1,364,236	8.68

Exercisable at end of year	486,952	$7.00	79,443	$41.72

Vested and expected to vest as of December 31, 2010	1,557,141

The following table summarizes information with respect to stock options outstanding at December 31, 2010, based on the Company’s closing stock price on December 31, 2010 of $2.20 per share:

	Options Outstanding at December 31, 2010				Vested Options at December 31, 2010
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	887,590	9.12	$2.82	$-	268,003	$2.92	$-
$3.5000 - $6.9999	189,701	9.10	5.81	-	30,034	5.56	-
$7.0000 - $10.4999	509,817	8.86	8.42	-	138,679	8.43	-
$10.5000 - $13.9999	24,385	7.03	11.43	-	11,617	11.91	-
$14.0000 - $27.9999	33,435	3.56	23.07	-	20,580	20.70	-
$28.0000 - $48.9999	15,921	5.09	32.54	-	13,805	32.66	-
$49.0000 - $84.4999	4,234	4.01	65.52	-	4,234	65.52	-

	1,665,083	8.84	$5.85	$-	486,952	$7.00	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2010 and 2009:

	2010	2009

Volatility	128%	128%
Average expected term (years)	3.1	2.4
Risk-free interest rate	1.63%	1.23%
Dividend yield	-	-

Consistent with ASC 718, Stock Compensation, the Company considered the historical volatility of its stock price in determining its expected volatility, and, finding this to be reliable, determined that the historical volatility would result in the best estimate of expected volatility. Because the Company does not have any traded options or other traded financial instruments such as convertible debt, implied volatilities are not available.

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

As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant date fair value of stock options granted during 2010 and 2009 was $2.56 and $4.06, respectively. Compensation expense for stock options during the years ended December 31, 2010 and 2009 was $1,594,000 and $573,000, respectively.  Of the total stock compensation expense for the year ended December 31, 2010, $138,000 was incurred due to acceleration of vesting terms of stock options of three employees upon their termination.  As of December 31, 2010, total unrecognized compensation expense related to unvested stock options was $3,821,000. This amount is expected to be recognized as expense over a weighted-average period of 2.98 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant.  The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the years ended December 31, 2010 and 2009 was ($61,000) and $181,000, respectively.  We had a negative stock compensation expense for the year ended December 31, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated in March 2010.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s closing stock price on December 31, 2010 of $2.20 per share:

		Weighted-
	Non-Vested	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of January 1, 2009	7,009	68.88	$29,438
Granted	10,947	7.63
Vested	(12,434)	(11.76)
Canceled	-	-

Balance as of December 31, 2009	5,522	74.07	$33,629
Granted	78,694	3.17
Vested	(68,660)	(3.79)
Canceled	(4,725)	(79.53)

Balance as of December 31, 2010	10,831	$6.68	$23,828

Vested and expected to vest as of December 31, 2010	10,831

The total fair value of restricted stock that vested during the years ended December 31, 2010 and 2009 was $260,000 and $90,000, respectively.

As of December 31, 2010, total unrecognized compensation expense related to restricted stock was $54,000. This expense is expected to be recognized over a weighted-average period of 3.16 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chairman of the Committee was compensated with five-year warrants to purchase 42,857 shares the Company’s common stock at $4.55 on a post-reverse split basis, to be issued pro rata on a monthly basis.  No other compensation was provided for his service on the Committee. For the year ended December 31, 2010 and 2009, the Company issued 29,525 and 13,332 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000 and $84,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.  The terms of these warrants were amended subsequent to December 31, 2010.  Refer to Note 20 – Subsequent Events for modification of terms of these warrants subsequent to December 31, 2010.

In August 2010, the stockholders approved Ronald L. Chez to be the Co-Chairman of the Board of Directors of the Company.  For the first year of his term as co-chairman, Mr. Chez was compensated with 42,857 shares of the Company’s common stock and the Company recorded $135,000 of stock-based compensation expense.

10. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the two years ended December 31, 2010.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

Income tax benefit consisted of the following for the two years ended December 31, 2010:

	2010	2009

Current:
Federal	$(5,005)	$(397,395)
State	-	(230,528)

Total	$(5,005)	$(627,923)

The following table reconciles the federal statutory rate to the effective tax rate of the benefit from income taxes for the two years ended December 31, 2010:

	2010	2009

Federal statutory income tax rate (benefit)	(34)%	(34)%
State income taxes	(7)	(6)
Other permanent differences	-	7
Gain on ratchet provision removal	-	(40)
Stock-based compensation	4	(6)
Meals & entertainment	3	(3)
Valuation allowance	34	72

Effective tax rate	0%	(10)%

The effective tax rate is influenced by the Company’s performance and tax planning opportunities available in the various jurisdictions in which the Company operates.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2010 and 2009, are presented as follows:

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$9,620,051	$6,334,284
Reserves and accruals	1,251,339	1,672,356
Unrealized gain/ loss	3,293,738	3,657,814
Other	652,033	146,695

Total deferred tax assets	14,817,161	11,811,149
Valuation allowance	(14,817,161)	(11,811,149)

Net deferred tax asset	$-	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

The net change in the valuation allowance for the year ended December 31, 2010 was an increase of $3,006,000.  This increase was primarily the result of the addition of net operating loss carryforward from loss generated in current year.  The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2010, the Company had federal and state operating loss carryforwards of approximately $22,781,000 and $19,377,000, respectively.  If not earlier utilized, the federal net operating loss carryforward will expire between 2021 and 2030 and the state loss carryforward will expire between 2011 and 2031.

An ownership changed, as defined by Section 382 of the Internal Revenue Code, may have occurred during 2009, resulting in forfeiture of a portion of the Company’s net operating loss carryforwards.  Gross deferred tax assets and related valuation allowance were reduced by $18.4 million to reflect the impact of this ownership change.

The Company adopted FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2008.  Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies.  The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution.  ASC 740-10 requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions.  ASC 740-10 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest, if any, as interest expense and penalties as income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company’s tax years for 2001 and forward are subject to examination by the U.S. tax authorities, and tax years for 2001 and forward are subject to examination by state tax authorities.  These years are open due to net operating losses unutilized from such years.  Once net operating losses are utilized, tax returns are open to examination for three to four years after the returns are filed for federal and state purposes.

12. Loss per Share

The following is a reconciliation of net loss to net loss attributable to common stockholders:

	2010	2009

Net loss - basic and diluted	$(5,338,419)	$(5,461,763)
Preferred stock deemed dividend	-	(5,066,702)
Preferred stock dividend	(591,125)	(192,100)
Net loss attributable to common stockholders - basic	$(5,929,544)	$(10,720,565)

Weighted-average number of common shares - basic and diluted	2,002,305	1,813,378

Net loss per share attributable to common stockholders - basic and diluted	$(2.96)	$(5.91)

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Loss per Share (continued)

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, excluding unvested restricted stock. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for 2010 and 2009 because the addition of common shares that would be issued, assuming exercise or conversion, would be anti-dilutive.

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2010	2009

Stock options and warrants excluded due to the
exercise price exceeding the average fair value
of the Company's common stock during the period	5,135,055	529,516

Weighted-average restricted stock, stock options and
stock warrants, calculated using the treasury
stock method, that were excluded due to the
Company reporting a net loss during the period	48,509	174,817

Weighted-average shares issuable upon conversion
of the Convertible Preferred stock, Series D	3,288,549	1,061,296

Common stock payable	152,368	-

Weighted-average shares issuable upon conversion
of the convertible notes payable	-	49,803

Total common stock equivalents excluded from
diluted net loss per share	8,624,481	1,815,432

As of December 31, 2010, the Company has outstanding warrants of 4,190,816 with a weighted average exercise price of $4.54 and weighted average remaining term of 4.24 years.  As of December 31, 2009, the Company has outstanding warrants of 4,146,200 with a weighted average exercise price of $5.11 and weighted average remaining term of 5.21 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2010, consisting of notes payable, operating commitments, future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes	Operating	Operating	Capital
	Payable	Commitments	Leases	Leases

2011	$776,142	$1,279,931	$1,577,533	$122,205
2012	60,165	166,966	1,077,438	-
2013	1,284,547	-	615,150	-

Total commitments	2,120,854	1,446,897	3,270,121	122,205

Interest	(490,854)	-	-	(1,752)

Net commitments	$1,630,000	$1,446,897	$3,270,121	$120,453

The Company leases its San Francisco corporate office under a non-cancelable operating lease which expires in December 2011. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,324,000 in 2010, net of $143,000 in sublease rent received, and $1,478,000 in 2009, net of $323,000 in sublease rent received.

During 2009, the Company exited businesses and closed two of its broker-dealer offices.  The Company exited its primary research business when it sold the assets of its subsidiary Panel and liquidated the remaining assets under management by MCF Asset Management, LLC during 2010.  The Company subleased its Cambridge office to the buyers of Panel Intelligence and subleased the office space in San Francisco, previously occupied by MCF Asset Management, to a third party.  The Cambridge lease was assigned to the buyers of Panel Intelligence during 2010.  The San Francisco sublease expires in December 2011.

The Company closed its offices in Portland, Oregon and Newport Beach, California during 2008 and 2009 and subleased the spaces to third parties.  The sublease agreements were structured to terminate concurrently with the leases, for Portland in July 2009 and for Newport Beach in October 2009.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee.  These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels.  As December 31, 2010 and 2009, the Company had no open underwriting commitments.

Marketable securities, restricted cash, and cash held by the clearing broker may be used to maintain margin requirements.  At December 31, 2010 and 2009, the Company had $250,000 of cash on deposit with its clearing broker.  Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

From time to time, the Company may obtain funds through capital leases to purchase furniture and equipment, to replace current ones or for expansion.  The Company did not enter into any new capital lease agreements in 2010 or 2009.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits have been filed against the Company’s wholly owned broker-dealer subsidiary and the Company, in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of MC and David Scott Cacchione (Cacchione), a former retail broker of MC. Del Biaggio and Cacchione plead guilty to securities fraud and were subsequently imprisoned.

The Company is also involved in the following lawsuits in connection with Cacchione’s activities:

Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability. Although we believe that MC and the Company have meritorious defenses and intend to contest these claims vigorously, the Company has accrued appropriately, as of December 31, 2010 for possible damages or settlement in this case. (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now are part of the consolidated cases.)

Pacific Capital Bank v. Merriman Capital, Inc. and Merriman Holdings, Inc.

In October 2008, MC was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $1.84 million. The Company settled all claims in this case on January 28, 2011.  The Company has appropriately accrued the legal settlement claim for this matter as of December 31, 2010 (see Note 20 – Subsequent Events).

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Other Litigation

There have been other legal cases that are not primarily arising out of the Del Biaggio/Cacchione matters. They are as follows:

Spare Backup v. Merriman Capital, Inc.

In April 2008, the Company entered into an engagement to provide investment banking services to Spare Backup, Inc. The Company was able to close a round of bridge financing in June 2008. The Company was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, the Company was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to the Company. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, the Company filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that the Company fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. In March 2011, the case was settled by mutual agreement.

The Company denies any liability to the claims previously mentioned and is vigorously contesting the remaining lawsuits and arbitrations against the Company. At this point, the Company cannot estimate the amount of damages for any unfavorable outcomes if they are resolved unfavorably or does not believe that the cases will result in unfavorable outcomes and accordingly, management has not provided an accrual for these lawsuits and arbitrations, except as otherwise noted.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

The expenses incurred by the Company for the years ended December 31, 2010 and 2009 for legal services and litigation settlements amounted to $3,411,000 and $7,739,000.  Of the total legal settlement and professional fees incurred for the year ended December 31, 2010, $606,000 was settled in common stock, of which $461,675 remain issuable in 2011.  Of the total legal settlement and professional fees incurred for the year ended December 31, 2009, $1,356,000 was settled in stock and warrants, of which $257,000 was outstanding as of December 31, 2009.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2010 and 2009, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

 Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the two years ended December 31, 2010. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Reductions in Force

On January 23, 2009, the Company performed a reduction in force (“RIF”) affecting 10 employees.  There were one-time termination benefits of $41,000.  There was no disposal of assets or contract terminations associated with the RIF.  There were no reductions in force performed in 2010.

16. Compliance with Listing Requirements

On December 8, 2010 Merriman Holdings, Inc. received notice from the Nasdaq Stock Market that the company had violated Nasdaq Listing Rule 5635 in issuing warrants to Ronald L. Chez, currently the Company’s Co-Chairman, in August 2009 to purchase 42,857 shares (after adjusting for the Company’s 1-for-7 reverse stock split in August 2010) of the Company’s common stock without seeking stockholder approval.  These warrants were issued to Mr. Chez for his service as Chairman of the Strategic Advisory Committee in connection with the Company’s Series D Preferred Stock financing.

On January 21, 2011, the Company entered into an amended agreement with Ronald L. Chez to prohibit the exercise of these warrants without prior shareholder approval and the Company intends to submit these warrants for shareholder approval in the next shareholder meeting.  On February 8, 2011, the Company received a letter from the Nasdaq Stock Market informing the Company this issue was resolved on February 8, 2011, by issuance of a Letter of Reprimand in accordance with Nasdaq Listing Rule 5810(c)(4) and the matter is now closed.

Also on February 8, 2011, the Company received a separate letter from the Nasdaq Stock Market informing us that Mr. Chez, who served on our audit committee from August 10, 2010 until December 21, 2010, was ineligible to do so under Nasdaq Listing Rule 5605(c)(A)(ii).  Upon Chez’s resignation from the Audit Committee and replacement by an independent director, the Company regained compliance with Nasdaq Listing Rules and the matter is now closed.

17. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2010, MC had regulatory net capital, as defined, of $3,141,000, which exceeded the amount required by $2,777,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by MC are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, MC is subject to certain notification requirements related to withdrawals of excess net capital.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions

Sale of Convertible Notes Receivable

On December 30, 2010, the Company sold its convertible note receivable from a corporate issuer, Digital Display Networks, Inc., with a face value of $50,000, including any accrued interest, to Peter Coleman, the Company’s previous Chief Financial Officer and Ronald L. Chez, Co-Chairman of the Board of Directors, for a total selling price of $50,000.  The convertible note receivable accrued interest at an annual rate of 12%.  As of December 31, 2010, the convertible note receivable is no longer included in the Company’s statement of financial condition.  In relation to the sale, the Company incurred an immaterial loss, which is included in other income, net in the Company’s consolidated statement of operations.

Temporary Subordinated Borrowings

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (DGB).  DGB is controlled by Douglas G. Bergeron, who was previously a member of the Board of Directors.  The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  Interest on the loan was $60,000 for each 10-day period.  The loan and fees payable in relation to this loan have been repaid in full in October 2010.  For the year ended December 31, 2010, the Company incurred a total of $60,000 in fees on the loan, which is included in cost of underwriting capital in the Company’s consolidated statement of operations.

On April 23, 2010, the Company borrowed $1,000,000 from DGB and $6,000,000 from Ronald L. Chez.  The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company incurred a total of $230,000 in fees on the loans from DGB and Ronald L. Chez, and is included in cost of underwriting capital in the Company’s consolidated statement of operations.  The loan and fees payable in relation to this loan have been repaid in full in May 2010.

On January 20, 2010, the Company borrowed $11,000,000 from DGB and the Bergeron Family Trust, both controlled by Douglas G. Bergeron. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company paid interest in the amount of $731,000 for this loan which is included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and fees payable in relation to this loan have been repaid in full in February 2010.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions (continued)

Subordinated Notes Payable to Related Parties

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Subordinated Notes.  The Subordinated Notes are for a term of three years and provide for interest comprising two components: (i) Six Percent (6.0%) per annum to be paid in cash monthly; and (ii) Eight Percent (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to: (A) 30% of the principal amount lent; divided by (B) $3.01 per share.  Proceeds were used to supplement underwriting capacity and working capital for our broker dealer subsidiary.

As of December 31, 2010, Subordinated Notes of $809,000, net of $191,000 discount, remain outstanding and is included in subordinated notes payable to related parties – long term in the Company’s consolidated statement of financial condition. For the year ended December 31, 2010, the Company incurred $36,000 as fees, of which $25,000 remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  Interest and amortization of discount are included in interest expense in the consolidated statement of operations.

Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 as a Secured Promissory Note from Ronald L. Chez. The Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary, Merriman Capital, Inc., with the proceeds of the transaction being used for such purchase. The Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011. It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000. The proceeds were used to supplement underwriting capacity for our broker dealer subsidiary, Merriman Capital, Inc. As of December 31, 2010, the Secured Promissory Note of $330,000, remains outstanding and is included in notes payable to related parties – short term in the Company’s consolidated statement of financial condition. As of December 31, 2010, the Company had $330,000 of outstanding accounts receivable pledged as collateral for this Secured Promissory Note. For the year ended December 31, 2010, the Company incurred $48,000 as fees on the Secured Promissory Notes (included in cost of underwriting capital in the consolidated statements of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position. On January 21, 2011, this Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions (continued)

Unsecured Borrowings

On July 29, 2009, Mr. Jonathan Merriman, the Company’s CEO, and Mr. Brock Ganeles, MC’s former Head of Brokerage, made short-term loans to the Company in the amounts of $200,000 and $300,000, respectively.  Mr. Merriman’s loan was repaid on August 5, 2009.  Mr. Merriman forgave the interest on his loan.  Mr. Ganeles’ loan was repaid on August 20, 2009.  The Company paid Mr. Ganeles interest in the amount of $9,403, which is included in interest expense in the Company’s consolidated statement of operations.

On June 30, 2009, the Company issued $300,000 in unsecured promissory notes to three of its employees at an interest rate of 3.25%.  The maturity date of the notes was October 31, 2009, although they were repayable earlier on the occurrence of certain events. These notes were paid in full in cash or transferred into investments in Series D Preferred Stock during September 2009.

Bridge Note

On July 31, 2009, the Company issued Mr. Ronald L. Chez, the lead investor in the Series D Transaction, a Bridge Note in the amount of $500,000 at an annual interest rate of 9.00%.  The term of the Bridge Note was three years, redeemable by Mr. Chez upon presentation of written demand.  The Bridge Note was guaranteed personally by Messrs. Jonathan Merriman (CEO) and Peter Coleman (former CFO).  The Company issued 10-year warrants to purchase 166,113 shares of the Company’s common stock at $4.55 per share to Mr. Chez in connection with this transaction.  Identical warrants were issued to purchase 83,056 shares of the Company’s common stock each to Messrs. Merriman and Coleman for the guarantee. The Bridge Note was converted into the Series D Convertible Preferred Stock on September 8, 2009.

Secured Demand Note

On August 12, 2009, the Company obtained a Demand Note in the amount of $1,329,000 from the D. Jonathan Merriman Living Trust as a subordinated loan. The trustee of the Trust, D. Jonathan Merriman, is also the Chief Executive Officer of the Company. The Demand Note was collateralized by securities held in a brokerage account held at a third party by the Trust. The Demand Note was repaid on September 23, 2009 and the securities were transferred back to the Trust. The Company compensated the Trust with total interest and fees in the amount of $179,000(included in interest expense in the Company’s consolidated statement of operations), the majority of which was reinvested in the Series D Convertible Preferred Stock transaction.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions (continued)

Series D Convertible Preferred Stock

Three of the investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, have since joined the Company’s Board of Directors.  In December 2010 and January 2011, Douglas Bergeron and Andrew Arno left as members of the Board of Directors, respectively.  In addition, the Company’s CEO and former CFO, along with 11 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction.  Finally, all five members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chair of the Committee will be compensated with warrants to purchase 42,857 shares the Company’s common stock at $4.55 on a post-reverse split basis, to be issued pro rata on a monthly basis.  No other compensation arrangement for service on the Committee has been made. For the year ended December 31, 2010 and 2009, the Company issued 29,525 and 13,332 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000 and $84,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.  Refer to Note 20 – Subsequent Events for modification of terms of these warrants subsequent to December 31, 2010.

In August 2010, the stockholders approved Ronald L. Chez to be the Co-Chairman of the Board of Directors of the Company.  For the first year of his term as co-chairman, Mr. Chez was compensated with 42,857 shares of the Company’s common stock and the Company recorded $135,000 of stock-based compensation expense.

Other Related Party Transactions

From time to time, officers and employees of the Company may invest in private placements which the Company arranges and for which the Company charges investment banking fees.

The Company’s employees may, at times, provide certain services and supporting functions to its affiliate entities. The Company is not reimbursed for any costs related to providing those services.

19. Quarterly Financial Data (Unaudited)

The table below sets forth the operating results represented by certain items in the Company’s consolidated statements of operations for each of the eight quarters in the two years ended December 31, 2010. This information is unaudited, but in the Company’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Data (Unaudited) (continued)

	2010
	1st	2nd	3rd	4th

Revenue*	$9,385,917	$6,159,621	$4,236,826	$10,883,947
Operating expenses*	9,053,178	8,653,186	8,779,294	9,492,347

Operating income (loss) from continuing operations	332,739	(2,493,565)	(4,542,468)	1,391,600

Income (loss) from continuing operations	305,859	(2,492,613)	(4,512,696)	1,265,927

Income from discontinued operations	34,487	60,617	-	-

Net income (loss)	$340,346	$(2,431,996)	$(4,512,696)	$1,265,927

Net income (loss) attributable to common shareholders	$188,546	$(2,579,896)	$(4,659,096)	$1,120,902

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.17	$(1.28)	$(2.22)	$0.57
Income from discontinued operations	0.02	0.03	-	-

Net income (loss) per share	$0.19	$(1.25)	$(2.22)	$0.57

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(1.28)	$(2.22)	$0.23
Income from discontinued operations	-	0.03	-	-

Net income (loss) per share	$0.05	$(1.25)	$(2.22)	$0.23

Net income (loss) attributable to common shareholders	$0.03	$(1.32)	$(2.29)	$0.51

* Total revenue and operating expenses do not include revenue and operating expenses from discontinued operations

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Financial Data (Unaudited) (continued)

	2009
	1st	2nd	3rd	4th

Revenue*	$3,976,744	$5,101,608	$6,640,908	$5,757,752
Operating expenses*	7,141,157	6,552,716	12,441,652	9,130,694

Operating loss from continuing operations	(3,164,413)	(1,451,108)	(5,800,744)	(3,372,942)

(Loss) income from continuing operations	(1,976,506)	(679,216)	(16,478,453)	13,557,452

Income (loss) from discontinued operations	52,620	116,476	(90,192)	36,056

Net (loss) income	$(1,923,886)	$(562,740)	$(16,568,645)	$13,593,508

Net (loss) income attributable to common shareholders	$(1,923,886)	$(562,740)	$(21,674,447)	$13,440,508

Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.10)	$(0.38)	$(9.11)	$7.49
Income (loss) from discontinued operations	0.03	0.07	(0.05)	0.02

Net (loss) income per share	$(1.07)	$(0.31)	$(9.16)	$7.51

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.10)	$(0.38)	$(9.11)	$7.49
Income (loss) from discontinued operations	0.03	0.07	(0.05)	0.02

Net (loss) income per share	$(1.07)	$(0.31)	$(9.16)	$7.51

Net income (loss) attributable to common shareholders	$(1.07)	$(0.31)	$(11.98)	$7.42

* Total revenue and operating expenses do not include revenue and operating expenses from discontinued operations

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. The Company determined the following to be material subsequent events that require disclosure.

Related Party Transactions

On March 24, 2011, the Company paid in full the Secured Promissory Note of $330,000 with the related fees.

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Chez $56,000 in fees for this loan.  On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding.

On January 31, 2011, the Company amended its Unsecured Promissory Notes, originally issued on November 1, 2010, to extend the maturity date of the Unsecured Promissory Notes from January 31, 2011 to December 31, 2011.  The interest rate from the amendment date to the maturity date will be increased to 13%.  No other terms of the note were changed.

On January 21, 2011, the Company amended the Secured Promissory Note issued to Ronald L. Chez on November 17, 2010. The amendment extended the maturity date of the note to April 15, 2011.  In addition, the compensation in 50,000 of Series D Convertible Preferred shares was changed to cash supplemental fee of $21,000.  No other terms of the note were changed.

On January 21, 2011, the Company entered into an amended agreement with Ronald L. Chez to prohibit the exercise of the 42,857 warrants without prior shareholder approval. These warrants were issued to him as compensation for his services as Chairman of the Strategic Advisory Committee for one year starting September 2009.  The Company intends to submit these warrants for shareholder approval in the next shareholder meeting.

Legal Proceedings

Pacific Capital Bank v. Merriman Capital, Inc.

In October 2008, the Company was served with a complaint filed in the San Francisco County Superior Court by Pacific Capital Bank. Plaintiff alleges, among other things, fraud based on Cacchione having induced plaintiff into making loans to Del Biaggio. Plaintiff in this lawsuit alleges damages of $1.84 million. On January 28, 2011, plaintiff and MCI settled all legal claims. The Company has appropriately accrued the legal settlement claim for this matter as of December 31, 2010.

Financing Activities

During March 2011, the Company began offering debt which is scheduled to mature three years from the date of issuance and carries an interest rate of 10%, payable quarterly in arrears. In connection with this debt, the Company will also issue warrants to purchase common stock of the Company. These warrants will have a strike price equal to 15% less than the price per share of the Company's common stock on the closing date of the debt offering, which is anticipated to be in April 2011. Each $1 million of debt will be issued with 86,000 warrant shares. As of March 30, 2011, the Company has raised $2 million under this offering.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Burr Pilger Mayer, Inc. (“BPM”), an independent registered public accounting firm, as stated in its audit report appearing herein.

During the year ended December 31, 2010 and through the date of this Annual Report on Form 10-K, there were no disagreements with BPM on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to BPM’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2010, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls - No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference to the Company’s definitive 2010 Proxy Statement.

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2010 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2010 Proxy Statement

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

Merriman Holdings, Inc.

March 30, 2011	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer,	March 30, 2011
D. Jonathan Merriman	Director, and Chairman of the Board of Directors

/s/ Jack A. Thrift	Chief Financial Officer and	March 30, 2011
Jack A. Thrift	Principal Accounting Officer

/s/ Ronald L. Chez	Chairman of the Board of Directors	March 30, 2011
Ronald L. Chez

/s/ Alex Seiler	Director	March 30, 2011
Alex Seiler

/s/ Patrick O’Brien	Director	March 30, 2011
Patrick O’Brien

/s/ William J. Febbo	Director	March 30, 2011
William J. Febbo

/s/ Dennis G. Schmal	Director	March 30, 2011
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	March 30, 2011
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

3.4
Certificate of Amendment to the Certificate of Incorporation changing name from MC Corporation to Merriman Holdings, Inc. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008 (Reg. No. 001-15831).

4.1
Form of Convertible Subordinated Note related to the Company’s private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2
Form of Class A Redeemable Warrant to Purchase Common Stock of the Company related to Merriman Holdings, Inc. private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

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

10.39
Securities Exchange Agreement in connection with Merriman Holdings, Inc. dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

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

10.47	Form of Unsecured Promissory Note dated September 29, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 5, 2010).

10.48	Form of Secured Promissory Note dated November 17, 2010 (incorporated by refernce to the Registrant’s Current Report on Form 8-K filed on November 23, 2010).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Represents management contract or compensatory plan or arrangement.