Form 10-K/A
period 2010-12-31
Merriman Holdings, Inc
filed 2011-04-28
CIK 826683

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on March 30, 2011 (the “Original Filing”). The Company is filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2010. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing or as of December 31, 2010 as required by the context, and the registrant has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 14 are true or complete as of any date subsequent to the date of the Original Filing.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

John M. Thompson, 72, has served as Chairman of our Board of Directors since November 2007 until May 2011. Following his tenure as Chairman of our Board, Mr. Thompson continues to serve as a member of the Company’s Board of Advisors.  An experienced business advisor, Mr. Thompson has chaired several boards of directors, including Arthur D. Little and MedPanel, Inc., and served on others. Mr. Thompson resigned as Chairman of Arthur D. Little in February 2003, upon completion of the sale of the company. Mr. Thompson was Chairman of MedPanel, Inc. from 1999 through April 2007, when MedPanel, Inc. was acquired by Merriman Curhan Ford Group, Inc. In his last executive position, he served as chairman and Chief Executive Officer of CSC Europe, overseeing all European operations for the Computer Sciences Corporation (NYSE: CSC). Mr. Thompson left Computer Sciences Corporation in April 1993. Prior to that, he was Vice Chairman of Index Group, the company that pioneered the concepts of process redesign and business reengineering. Mr. Thompson is well known on both sides of the Atlantic as a management consultant, helping better position firms for stronger growth. In the 1960's, he was a co-founder of Interactive Data Corporation (NYSE:IDC). Mr. Thompson has been a guest faculty member at several universities including Harvard, MIT and Wharton, and he holds an M.A. from Cambridge University.

D. Jonathan Merriman, 50, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007.   In September 2010, Mr. Merriman was appointed co-chairman of the Board of Directors with Ronald L. Chez.  Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Holdings, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Capital, Inc. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations and currently holds a seat on the Board of Directors of Leading Brands, Inc.

Andrew Arno, 51, has served as a member of our Board of Directors and as Merriman Curhan Ford & Co.’s Vice Chairman of the Investment Bank and Head of Capital Markets Advisory since September 2009 until January 2011.  Prior to joining us, he was most recently the Chief Executive Officer of Unterberg Capital LLC. Arno was a Managing Director at Collins Stewart LLC. In July 2007, Collins Stewart acquired C.E. Unterberg, Towbin. Arno joined C.E. Unterberg, Towbin in 1990 as a Managing Director responsible for Capital Markets and was appointed Chief Executive Officer in 2006. From 1987-1989, Arno was a Vice President at Lehman Brothers. From 1981-1987 he served as Vice President at L.F. Rothschild Unterberg, Towbin Holdings, Inc. where he was involved in portfolio management for high-net-worth individuals. Arno is a graduate of George Washington University.

Douglas G. Bergeron, 50, has served as a member of our Board of Directors since September 2009 until December 2010.  He has agreed to join the Company’s Board of Advisors. He has been CEO of VeriFone since July 2001, when he spearheaded the acquisition of the company from Hewlett Packard in a transaction valued at $50 million. Since that time, VeriFone’s sales have tripled and the value of the company has grown to more than one billion dollars. Bergeron remains one of the largest individual shareholders of the company.  In June 2002, Bergeron partnered as an investor with GTCR Golder Rauner, a leading private equity firm, to recapitalize VeriFone, and position the company for a new era of market growth. In April 2005, VeriFone became a public company and is listed on the New York Stock Exchange under the symbol "PAY."  Bergeron previously served in a variety of executive management positions at SunGard Data Systems Inc., including President of SunGard Futures Systems and Group CEO of SunGard Brokerage Systems Group. He was also President of Gores Technology Group. Bergeron is on the Listed Company Advisory Committee of NYSE Euronext. Bergeron holds a Bachelor of Arts degree (with Honors) in Computer Science from York University in Toronto, Canada, and a Masters of Science degree from the University of Southern California.

Ronald L. Chez, 70, has served as a member of our Board of Directors since September 2009 and started his term as the co-chairman of the Board of Directors in September 2010.  He also served as the chairman of the Board’s Strategic Advisory Committee from September 2009 to September 2010.  He also serves as president and sole owner of Ronald L. Chez, Inc., a corporation that deals with financial management consulting, public and private investment, turnaround strategies, structuring of new ventures, and mergers and acquisitions, since 1971. He is currently chairman of the board of EpiWorks, Inc., and serves on the advisory boards of JP Morgan, Chase and Hambrecht & Quist Access Technology Fund. Chez’s past experience includes: advisor to Motorola’s New Ventures Program; board membership and investment committee member for Abbott Capital; consultant and board member for Motorola Process Control and Motorola Teleprograms; and board member and investor in Travelocity.

William J. Febbo, 42, has served as a member of our Board of Director since April 2007. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. We acquired MedPanel, Inc. in April 2007 (now Panel Intelligence, LLC), where Mr. Febbo continued his responsibilities.  Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (a Delaware corporation) from us on January 30, 2009.  Mr. Febbo continues to serve on our Board of Directors but ceased to be an employee of the Company.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Dennis G. Schmal, 64, has served as a member of our Board of Directors and as a member of our Audit Committee since August 2003. Mr. Schmal has also served as a member of our Compensation Committee since March 2007 and has served on the Nominations and Corporate Governance Committee since September 2005. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds the CPA designation. Besides serving on the boards of two private companies, Mr. Schmal also serves on the Board of Directors for Varian Semiconductor Equipment Associates, Inc. (VSEA), a public company and on the boards of the thirteen mutual funds comprising the Asset Mark family of mutual funds. Mr. Schmal also served on the board of NorthBay Bancorp (NBAN), a public bank holding company, until it was sold in 2007. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration- Finance and Accounting Option.

Jeffrey M. Soinski, 49, has served as a member of our Board of Directors since August 2008 and has been a member of the audit committee and the Chairman of the Nominating and Corporate Governance Committee since September 2009.  Mr. Soinski is a Special Venture Partner with Galen Partners, a leading private equity firm focused solely on the healthcare industry.  Since September 2009, Mr. Soinski has served as Chief Executive Officer of Medical Imaging Holdings, Inc., a Galen Partners portfolio company, as well as Medical Imaging Holdings’ primary operating company Unisyn Medical Technologies, Inc., a national provider of technology-enabled service solutions to the medical imaging industry.  Prior to Galen Partners, Mr. Soinski was President and CEO of Specialized Health Products International, Inc., a publicly-traded manufacturer and marketer of proprietary safety medical products that was acquired by C.R. Bard, Inc. in June 2008.  In 2008, Mr. Soinski was named “Utah CEO of the Year” for small public companies by Utah Business magazine.  Prior to Specialized Health Products, Mr. Soinski had been President and CEO of ViroTex Corporation, a ventured-backed pharmaceutical company he sold to Atrix Laboratories, Inc. in 1998.  Mr. Soinski holds a B.A. degree from Dartmouth College.

Alex W Seiler, 56, has served as Chief Executive Officer of Merriman Capital, Inc. since August 2010 and is a member of our Board of Directors.  Mr. Seiler was previously Vice-Chairman of Merriman Holdings from February 2010 until he assumed the CEO role.  He previously served as a Managing Director at Atlas Capital Management, a multi-state asset management firm, from September 2007 to July 2009.  From May 2005 until May 2007, Mr. Seiler was Managing Director at HSBC Securities (USA) Inc., responsible for equity capital market distribution in the Americas.  Mr. Seiler was co-founder and CEO of Anchor Point Asset Management, a multi-asset global-macro manager, from January 2003 through May 2005.  Prior to that, he served as a Managing Director in Morgan Stanley & Co.'s institutional equity division from March 1994 through January 2003.

Patrick W. O’Brien, 64, has served as a member of our Board of Directors and as a member of our Audit and Compensation Committees since December 2010. Mr. O’Brien is a seasoned executive and business advisor with diverse international experience in private and public companies with an emphasis on financial analysis and business development. From 2002 to 2007 Mr. O’Brien served as a member of the Board of Directors of Factory Card & Party Outlet (FCPO, NASDAQ) until its sale to AAH Holdings. In 2005, Mr. O’Brien was a Senior Vice-President for MTM Luxury Lodging in Kirkland, Washington later in 2005 he joined the Seattle based Bental-Kennedy Associates Real Estate Counsel where he was Vice President-Asset Management representing pension fund ownership interests in hotel real estate investments nationwide. In 2009, Mr. O’Brien formed Granville Wolcott Advisors where he serves as its Managing Director & Principal to provide business consulting, due diligence, and asset management services for public and private clients.Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Executive Officers

D. Jonathan Merriman, 50, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007.   In September 2010, Mr. Merriman was appointed co-chairman of the Board of Directors with Ronald L. Chez.  Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Curhan Ford Group, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on the Boards of several organizations and currently holds a seat on the Board of Directors of Leading Brands, Inc.

Peter V. Coleman, 42, has served as Chief Executive Officer of Merriman Capital, Inc. since June 2009 to September 2010, and Chief Financial Officer for Merriman Holdings, Inc. since May 2008 to January 2011, and Chief Operating Officer since January 2009 to January 2011.  Prior to that, Mr. Coleman was most recently with ThinkPanmure, an investment bank, where he served as CFO since March 2007, COO since November 2006, Director of Research from September 2005 until November 2006, the Head of Brokerage from June 2006 until June 2007, and was a member of the Board of Directors since April 2007.  Prior to that, he was a principal and senior research analyst at Schwab SoundView, an investment bank, focusing on technology from May 2002 to November 2004.

Alex W Seiler, 56, has served as Chief Executive Officer of Merriman Capital, Inc. since August 2010 and is a member of our Board of Directors.  Mr. Seiler was previously Vice-Chairman of Merriman Holdings from February 2010 until he assumed the CEO role.  He previously served as a Managing Director at Atlas Capital Management, a multi-state asset management firm, from September 2007 to July 2009.  From May 2005 until May 2007, Mr. Seiler was Managing Director at HSBC Securities (USA) Inc., responsible for equity capital market distribution in the Americas.  Mr. Seiler was co-founder and CEO of Anchor Point Asset Management, a multi-asset global-macro manager, from January 2003 through May 2005.  Prior to that, he served as a Managing Director in Morgan Stanley & Co.'s institutional equity division from March 1994 through January 2003.

Jack A. Thrift, 45, has served as Chief Financial Officer since January 2011. Mr. Thrift was previously Managing Director of Operations of White Oak Global Advisors, an SEC registered investment advisor, from July 2008 until October 2010.  Mr. Thrift was also Chief Financial Officer of White Oak’s investment banking division.  Prior to that, Mr. Thrift was Chief Financial Officer of Pacific Growth Equities, LLC, an investment banking firm and Chief Operating Officer of Pacific Growth Equity Management, LLC, an SEC registered investment advisor from February 2005 until June 2008.  Mr. Thrift received his B.S. degree in accountancy from the University of Southern California and is a CPA (inactive) in the state of California.

Ronald Lee, 50, has served as Senior Vice President of Operations of the Company since April 2010.  Mr. Lee was previously Head of Technology from January 2003 until April 2011.  Mr. Lee received his B.A. degree in Computer Science from the University of California, Berkeley

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

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

The Order also imposes sanctions on Jon Merriman, MCF’s former CEO and current CEO of Merriman Curhan Ford Group, Inc., the Company’s parent, and Christopher Aguilar, MCF’s former Chief Compliance Officer, for failure to adequately supervise Cacchione.  Pursuant to the Order, Jon Merriman paid a penalty of $75,000 and Chris Aguilar must pay a penalty of $40,000.  Both individuals are also suspended from acting in a supervisory capacity for any broker or dealer for a period of twelve months from the date of the Order.  Mr. Merriman’s suspension ended, and his eligibility to act in a supervisory capacity restored, on November 22, 2010.

The Order makes no finding or allegation of any fraudulent activity involving anyone in MCF other than Cacchione.  MCF, Mr. Merriman, and Mr. Aguilar cooperated fully with the SEC’s investigation and consented to the SEC’s Order without admitting or denying the findings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers to file reports with the SEC on Forms 3, 4 and 5 for the purpose of reporting their ownership of and transactions in the Company’s equity securities.  During 2010, John M. Thompson, Dennis G. Schmal, Jeffrey M. Soinski, and William J. Febbo each filed three reports on Form 4 late and D. Jonathan Merriman filed one report on Form 4 late.

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

Audit Committee

The Company has a standing audit committee whose members are Dennis G. Schmal, Patrick O’Brien, and Jeffrey M. Soinski.

Audit Committee Financial Expert

The Board of Directors has determined that Dennis G. Schmal is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The Board’s affirmative determination for Dennis G. Schmal was based, among other things, upon his 27 years at Arthur Andersen LLP, most of those years as a partner in the audit practice.

Item 11. Executive Compensation

SUMMARY 2010 COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer, our two other most highly compensated executive officers, and one individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer for the two years ended December 31, 2010, whom we refer to as our named executive officers.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Name and Principal Position	(b)	( c)	(d) (1)	(e)	(f)	(g)
D. Jonathan Merriman	2010	231,698	-	-	-	231,698
Chief Executive Officer	2009	273,376	25,000	-	2,391,865	2,690,241

Peter V. Coleman (2)	2010	350,230	-	-	-	350,230
Chief Financial Officer	2009	210,635	25,000	-	1,019,515	1,255,150

Alex Seiler	2010	169,456	-	-	628,680	798,136
Chief Executive Officer,	2009	-	-	-	-	-
Meriman Capital, Inc.

Ronald Lee	2010	150,160	-	-	143,754	293,914
Senior Vice President of Operations,	2009	126,333	-	-	-	126,333
Meriman Capital, Inc.

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

(2)	Mr. Coleman resigned as Chief Financial Officer in January 2011.

The Black Scholes model assumptions (averaged over each year) are as follows:

	2010	2009

Volatility	128%	128%
Average expected term (years)	3.1	2.4
Risk-free interest rate	1.63%	1.23%
Dividend yield	-	-

Compensation awarded to our named executive officers was determined by the compensation committee of our Board.

Pursuant to its practice, the Company provides Mr. Merriman, and formerly provided Mr. Coleman, with parking at the Company’s principal offices.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares	Shares
	Underlying	Underlying			or Units	or Units
	Unexercised	Unexercised	Option	Option	of Stock That	of Stock That
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
	Exercisable	Unexercisable	Price	Date	Vested	Vested
	(b)	(c)	($/Sh) (e)	(f)	(#)(g)	($) (h)
D. Jonathan Merriman	48,064	73,363	3.01	5/8/2019	—	—
	96,726	260,416	8.40	11/11/2019

Peter V. Coleman (1)	22,618	34,524	3.01	5/8/2019	—	—
	7,588	13,839	3.22	7/1/2019
	38,690	104,166	8.40	11/11/2019

Alex Seiler	-	300,000	2.79	11/10/2020	—	—

Ronald Lee	2,448		16.66	9/19/2011	—	—
	214		36.26	12/31/2011
	408		14.70	12/31/2012
	1,530		75.46	10/15/2014
	2,440	417	37.80	7/16/2017
		4,285	26.88	5/2/2018
		7,142	6.23	3/16/2020
		28,571	5.25	5/19/2020

(1)
Mr. Coleman resigned as Chief Financial Officer in January 2011. As part of his separation agreement, 1) all vested and unvested options with an exercise price of $8.40 were cancelled; 2) 3,572 options with exercise price of $3.22 accelerated vesting and has an expiration date of 90 days after termination of his consulting agreement; 3) 14,285 options with an exercise price of $3.01 accelerated vesting and has an expiration date of 90 days after termination of his consulting agreement.

DIRECTOR COMPENSATION IN 2010

The following table sets forth information about the compensation earned by members of our Board of Directors during the fiscal year ended December 31, 2010. Mr. D. Jonathan Merriman, who served as Chief Executive Officer and as a Board member, Mr. Andrew Arno, who served as a Board member and as Merriman Capital, Inc.’s Vice Chairman of the Investment Banking Group, and Mr. Alex Seiler, who served as Board member and as Merriman Capital, Inc.’s chief executive officer, did not receive any compensation for their service as directors.

For the year ended December 31, 2010, directors did not receive any compensation in the form of participation in non-equity incentive or pension plans, or any other form of compensation other than awards of cash, stock, and stock options. The Company’s director compensation program for 2010 took into consideration service on committees of the Board. For service on the Board and attendance at the four scheduled quarterly meetings, each of our independent directors was awarded, on an annual basis, a cash award, a number of fully vested shares, and shares of stock options immediately exercisable. The number of shares and of stock options awarded was determined by a value established by the Board prior to the beginning of the year and the price of the Company’s share of common stock on the grant date.  However, starting the second quarter of 2010, compensation to the Board members was only provided in the form of cash.  As the Board and each committee have four scheduled meetings each year, one-fourth of each Director’s award was granted on each of the scheduled meeting dates, provided the Director attended. Additional meetings (whether by phone or in person) were scheduled as necessary for which no additional compensation was awarded. Directors who served on any of the Board’s committees were awarded an additional number of shares for each committee.

As chairman during his partial term during 2010, Mr. Thompson’s compensation was also in the form of cash, shares of fully vested stock, and of stock options.  The number of stock and stock options was higher relative to other directors.   As co-chairman during his succeeding term during 2010, Mr. Chez’s compensation was in the form of shares of fully vested stock.

Accordingly, the compensation earned by our Directors in 2010 was as follows:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	All Other Compensation ($) (e)	Total ($) (f)
John M. Thompson, Chair	42,500	12,501	—	—	55,001
Andrew Arno (2)	—	—	—	—	—
Douglas G. Bergeron	26,875	4,376	—	—	31,251
Ronald L. Chez (3)	—	135,000	—	103,068	238,068
William J. Febbo	27,500	5,001	—	—	32,501
D. Jonathan Merriman (4)	—	—	—	—	—
Dennis G. Schmal	27,500	5,001	—	—	32,501
Jeffrey M. Soinski	27,500	5,001	—	—	32,501
Patrick O'Brian (6)	—	—	—	—	—
Alex Seiler (5)	—	—	—	—	—

(1)
The amounts in this column reflect the value of the shares of stock awarded, calculated by multiplying the closing price of a share of our common stock on the applicable grant date by the number of shares awarded on such date. All grants were made on the day of the Board meeting, were immediately vested and any restrictions were removed.

(2)
Mr. Andrew Arno was the Vice Chairman of the Company’s operating subsidiary, Merriman Capital, Inc., for which compensation is not included in this table.  In accordance with Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.  Mr. Arno resigned as member of the Board in January 2011.

(3)
Mr. Chez chaired the Strategic Advisory Committee of the Board of Directors from September 2009 to September 2010.  His monthly compensation for such service is the grant of ten-year warrants to purchase 3,571 shares of the Company’s common stock at an exercise price of $4.55 per share on a post-reverse split basis.  In September 2010, Mr. Chez was appointed as Co-Chairman of the Board of Directors and was granted 42,857 shares of fully vested common stock as compensation for his service.

(4)
Mr. Merriman is also the Chief Executive Officer of the Company for which compensation is not included in this table. In accordance to Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.  In September 2010, Mr. Merriman was appointed as Co-Chairman of the Board of Directors.

(5)
Mr. Alex Seiler is the Chief Executive Officer of the Company’s operating subsidiary, Merriman Capital, Inc., for which compensation is not included in this table.  In accordance with Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.

(6)	Mr. O’Brien joined the board of directors in December 2010.

The Board of Directors annually reviews the Company’s director compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2010 including the 1999 Stock Option Plan, the 2000 Stock Option and Incentive Plan, the 2001 Stock Option and Incentive Plan, the 2003 Stock Option and Incentive Plan, the 2009 Stock Incentive Plan, the 2006 Directors’ Stock Option and Incentive Plan, and the 2002 Employee Stock Purchase Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of each class of our voting securities as of March 31, 2010, by (a) each person who is known by us to own beneficially more than five percent of each of our outstanding classes of voting securities, (b) each of our directors, (c) each of the named executive officers and (d) all directors and executive officers as a group.

	Common Stock		Series D Convertible Preferred Stock (1)
Name of Beneficial Owner	Beneficially Owned	Percent (2)	Beneficially Owned	Percent
D. Jonathan Merriman	371,000	15%	268,922	1%
Peter V. Coleman	126,235	5%	232,558	1%
Alex Seiler	996	*	—	—
Jack Thrift	—	—	—	—
Ron Lee	18,433	*	—	—
Ronald L. Chez (7)	1,583,514	41%	8,085,007	38%
Douglas G. Bergeron	267,354	10%	1,860,465	9%
Andrew Arno (4)	357,681	13%	1,895,346	9%
Dennis G. Schmal	23,516	*	116,279	*
Jeffrey M. Soinski	21,741	*	116,279	*
John M. Thompson (3)	23,209	*	116,279	*
William J. Febbo	59,074	2%	116,279	*
Patrick O'Brien	—	—	—	—

All directors and executive officers as a group [14 persons] (5)	2,852,753	62%	12,807,414	60%
Grand Slam Capital Master Fund Ltd 2200 Fletcher Ave Fort Lee, NJ 07024	166,142	6%	1,163,000	5%
Almond Ventures LLC P.O. Box 2100 Mill Valley, CA 94942	142,857	6%	1,000,000	5%
Michael E. Marrus	138,945	5%	930,232	4%
Thomas Unterberg	232,014	9%	—	—
Highfields Capital Management LP (6)	163,778	7%	—	—

*	Less than one percent.

(1)
Ownership of all Series D Convertible Preferred Stock shares was a result of investment in the Company’s strategic transaction of September 8, 2009.  Effective upon the reverse-stock split in August 2010, seven shares of Series D Convertible Preferred Stock is convertible into one share of common stock of the Company.

(2)
Applicable percentage ownership is based on 2,445,973 shares of common stock outstanding as of March 31, 2011. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of March 31, 2011, including (a) shares subject to options, warrants or any other rights exercisable within 60 days March 31, 2011, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(3)	This amount shown as owned by Mr. Thompson includes 10,421 shares of common stock which was transferred to family members. Mr. Thompson disclaims beneficial ownership of these shares.

(4)
This aggregate amount shown as owned by Mr. Arno includes (i) 145,348 shares of Series D Convertible Preferred Stock and warrants to purchase 20,764 shares of Common Stock held by each of MJA Investments LLC and JBA Investments LLC and (ii) 209,302 shares of Series D Convertible Preferred Stock and exercise of warrants to purchase 29,900 shares of Common Stock held by an individual retirement account for the benefit of Mr. Arno. Mr. Arno serves as investment advisor to each of MJA Investments LLC and LBA Investments LLC and disclaims all beneficial ownership of the securities held by each of those entities.

(5)	All directors and executive officers have the business address of 600 California Street, 9 th Floor, San Francisco, CA 94108.

(6)
According to Schedule 13G/A filed December 31, 2010, Highfields Capital Management, LP is the investment manager to each of three funds: Highfields Capital I LP, Highfields Capital II LP, and Highfields Capital III LP (collectively the “Funds”). The Funds directly own 163,778 shares of common stock. Highfields Capital Management, LP; Highfields GP, LLC, the general partner of Highfields Capital Management, LP; Highfields Associates, LLC, the general partner of the Funds; Jonathon S. Jacobson, a Managing Member of Highfields GP and a Senior Managing Member of Highfields Associates are each members of a voting group that have voting power over the shares. Highfields Capital I LP has sole voting power over 16,844 of the shares. Highfields Capital II LP has sole voting power over 32,206 of the shares. Highfields Capital III LP, a Cayman Islands, B.W.I., has sole voting power over 114,728 of the shares. The securities were acquired from the Company as part of a private placement closed on April 3, 2003.

(7)
This aggregate amount showed as owned by Mr. Chez does not include the 42,857 warrants compensated to Mr. Chez as the Chairman of the Strategic Advisory Committee of the Board of Directors that are prohibited from exercise until shareholder approval has been obtained.

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

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chair of the Committee was compensated with warrants to purchase 42,857 shares the Company’s common stock at $4.55 on a post-reverse split basis, to be issued pro rata on a monthly basis.   No other compensation was provided for his service on the Committee or for his first year’s service on the Board of Directors. For the year ended December 31, 2010 and 2009, the Company issued 29,525 and 13,333 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000 and $84,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.   The terms of these warrants were amended subsequent to December 31, 2010.  See Note 20 of the Notes to the Consolidated Financial Statements.

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

Temporary Subordinated Borrowings

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (DGB).  DGB is controlled by Douglas G. Bergeron, who was previously a member of the Board of Directors.  The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  Fees on the loan was $60,000 for each 10-day period.  The loan and fees payable in relation to this loan have been repaid in full in October 2010.  For the year ended December 31, 2010, the Company incurred a total of $60,000 in fees on the loan, which is included in cost of underwriting capital in the Company’s consolidated statement of operations.

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

On January 20, 2010, the Company borrowed $11,000,000 from DGB and the Bergeron Family Trust, both controlled by Douglas G. Bergeron. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company paid fees in the amount of $731,000 for this loan, which is included in cost of underwriting capital in the Company’s consolidated statement of operations.  The loan and fees payable in relation to this loan have been repaid in full in February 2010.

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

Secured Promissory Note

On November 17, 2010, we borrowed $1,050,000 pursuant to a Secured Promissory Note from Ronald L. Chez.  The Secured Promissory Note was secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary, Merriman Capital, Inc., with the proceeds of the transaction being used for such purchase.   The Secured Promissory Note was due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provided for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for our broker dealer subsidiary, Merriman Capital, Inc.  As of December 31, 2010, $330,000 remained outstanding under the Secured Promissory Note and is included in notes payable to related parties – short term in the Company’s consolidated statement of financial condition.  For the year ended December 31, 2010, the Company incurred $48,000 as fees on the Secured Promissory Notes (included in cost of underwriting capital in the Company’s consolidated statement of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  On January 21, 2011, this Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  On March 24, 2011, the remaining principal and interest due on the Secured Promissory Note was repaid in full.

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

Director Independence

The listing standards of The NASDAQ Stock Market, as well as the American Stock Exchange, which the Company voluntarily withdrew its listings from in February 2008, require that a majority of our Board of Directors be comprised of independent directors. The Board has determined that the following Board members are independent, consistent with the guidelines of The NASDAQ Stock Market: Dennis G. Schmal, Jeffrey M. Soinski, Ronald L. Chez, Patrick O’Brien and Douglas G. Bergeron. The Board based this determination primarily on a review of the responses of our directors and executive officers to questions regarding employment and compensation history, affiliations, and family and other relationships, as well as on discussions with the directors.  Accordingly, only independent members of the Board constitute its Audit Committee, Nominating and Corporate Governance Committee and its Compensation Committee.

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

Burr Pilger Mayer, Inc. (“BPM”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2009 and 2010.  BPM was appointed as the Company’s independent registered public accounting firm in August 2009.  Representatives of BPM were available at the Annual Stockholders’ Meeting in 2010 and are expected to be available in future Annual Stockholders’ Meetings. Such representatives will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

The aggregate fees billed by BPM for professional services to the Company were $414,500 in 2010.  Ernst & Young served as the Company’s independent registered public accounting firm during fiscal year 2009 up until August 2009.

Audit Fees.  The aggregate fees billed by BPM for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were approximately $409,800 in 2010 and $440,700 in 2009.  Ernst & Young’s aggregate fees billed for professional services rendered in 2009 were $185,500.

Audit Related Fees.  There were no aggregate fees billed by BPM for 2010 and 2009 for professional assurance and related services reasonably related to the performance of the audit of the Company’s financial statements, but not included under Audit Fees.

Tax Fees.  There were no aggregate fees billed by BPM or Ernst & Young for 2010 and 2009 for professional services for tax compliance, tax advice and tax planning in 2010 and 2009.

All Other Fees.  The aggregate fees for all other services rendered by BPM were $4,700 in 2010 and $64,800 in 2009.  The 2009 fees were primarily related to non-audit services performed prior to BPM being appointed as the independent registered public accounting firm for the Company.  Ernst & Young’s aggregated fees billed for all other services rendered in 2009 were $0.

The Audit Committee has formal policies and procedures in place with regard to the approval in advance of all professional services provided to the Company by its independent registered public accountants. With regard to audit fees, the Audit Committee reviews the annual audit plan and approves the estimated annual audit budget in advance. With regard to tax services, the Audit Committee reviews the description and estimated annual budget for tax services to be provided by the Company’s tax consultants in advance. During 2010, the Audit Committee approved all of the independent registered public accountants’ fees in advance.

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

Merriman Holdings, Inc.

April 28, 2011	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer,	April 28, 2011
D. Jonathan Merriman	Director, and Chairman of the Board of Directors

/s/ Jack A. Thrift	Chief Financial Officer and	April 28, 2011
Jack A. Thrift	Principal Accounting Officer

/s/ Ronald L. Chez	Chairman of the Board of Directors	April 28, 2011
Ronald L. Chez

/s/ Alex Seiler	Director	April 28, 2011
Alex Seiler

/s/ Patrick O’Brien	Director	April 28, 2011
Patrick O’Brien

/s/ William J. Febbo	Director	April 28, 2011
William J. Febbo

/s/ Dennis G. Schmal	Director	April 28, 2011
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 28, 2011
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

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