Form 10-Q
period 2011-03-31
Merriman Holdings, Inc
filed 2011-05-12
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

The number of shares of Registrant’s common stock outstanding as of May 9, 2011 was 2,462,639.

Merriman Holdings, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010	3
Consolidated Statements of Financial Condition as of March 31, 2011 and December 31, 2010	4
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2011and 2010	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4. Controls and Procedures	46

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	47
ITEM 1A. Risk Factors	48
ITEM 6. Exhibits	49
Signatures	50
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Commissions	$3,931,783	$3,306,653
Principal transactions	1,203,912	(206,781)
Investment banking	4,279,736	6,046,673
Other	110,657	239,373
Total revenues	9,526,088	9,385,918
Operating expenses:
Compensation and benefits	6,221,020	5,556,251
Brokerage and clearing fees	427,750	437,090
Professional services	511,019	262,549
Occupancy and equipment	454,073	474,604
Communications and technology	479,049	542,073
Depreciation and amortization	66,398	102,491
Travel and entertainment	311,495	298,508
Legal services and litigation settlement expense	168,626	321,112
Cost of underwriting capital	97,625	730,576
Other	287,748	327,925
Total operating expenses	9,024,803	9,053,179
Operating income	501,285	332,739

Interest expense, net	(321)	(11,585)
Income from continuing operations before income taxes	500,964	321,154
Income tax expense	(58,198)	(15,294)
Income from continuing operations	442,766	305,860
Income from discontinued operations	-	34,487
Net income	442,766	340,347
Preferred stock cash dividend	(140,072)	(151,800)
Net income attributable to common shareholders	$302,694	$188,547

Basic net income per share:
Income from continuing operations	$0.19	$0.17
Income from discontinued operations	-	0.02
Net income	$0.19	$0.19
Net income attributable to common shareholders	$0.13	$0.10

Diluted net income per share:
Income from continuing operations	$0.08	$0.05
Income from discontinued operations	-	-
Net income	$0.08	$0.05
Net income attributable to common shareholders	$0.05	$0.03

Weighted average number of common shares:
Basic	2,369,412	1,828,898
Diluted	5,621,733	6,428,817

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$6,619,278	$4,898,093
Securities owned:
Marketable, at estimated fair value	2,584,373	2,401,722
Non-marketable, at estimated fair value	988,014	2,741,452
Restricted cash	965,000	965,000
Due from clearing broker	151,349	34,072
Accounts receivable, net	1,973,445	1,574,644
Prepaid expenses and other assets	425,332	313,537
Equipment and fixtures, net	101,843	136,706
Total assets	$13,808,634	$13,065,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable	$265,977	$361,237
Commissions and bonus payable	1,866,404	3,240,021
Accrued expenses and other	2,340,114	2,833,294
Deferred revenue	337,737	175,712
Notes payable to related parties - short term	-	330,000
Capital lease obligation	48,530	120,453
Deposits payable	2,555,000	-
Notes payable - short term	300,000	259,532
Subordinated notes payable to related parties - long term, net	824,833	809,305
Total liabilities	8,538,595	8,129,554

Stockholders’ equity:
Convertible Preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of
March 31, 2011 and December 31, 2010; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of
March 31, 2011 and December 31, 2010; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of
March 31, 2011 and December 31, 2010; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and
21,516,691 and 22,058,128 shares outstanding as of March 31, 2011 and
December 31, 2010, respectively; aggregate liquidation preference of $9,252,117
prior to conversion, and pari passu with common stock on conversion	2,152	2,206
Common stock, $0.0001 par value; 300,000,000 shares authorized;
2,475,409 and 2,384,499 shares issued and 2,445,973 and
2,355,063 shares outstanding as of March 31, 2011 and
December 31, 2010, respectively	248	239
Common stock payable	310,181	461,675
Additional paid-in capital	134,894,146	134,851,006
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(129,711,075)	(130,153,841)

Total stockholders’ equity	5,270,039	4,935,672

Total liabilities and stockholders’ equity	$13,808,634	$13,065,226

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$442,766	$340,347
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	66,398	102,491
Stock-based compensation	269,953	227,631
Reversal of amortization of debt discount, net	(49,768)	-
Provision for uncollectible accounts receivable	7,032	(3,841)
Securities received for services	(2,955)	(727,242)
Unrealized (gain) loss on securities owned	(25,367)	447,798
Changes in operating assets and liabilities:
Securities owned	1,599,749	1,004,523
Due from clearing broker	(117,277)	236,934
Accounts receivable	(405,832)	(18,080)
Prepaid expenses and other assets	(111,796)	(354,735)
Accounts payable	(94,095)	117,537
Commissions and bonus payable	(1,373,617)	(237,606)
Accrued expenses and other	(464,312)	(191,885)
Net cash (used in) provided by operating activities	(259,121)	943,872
Cash flows from investing activities:
Purchase of equipment and fixtures	(31,535)	(13,382)
Net cash used in investing activities	(31,535)	(13,382)
Cash flows from financing activities:
Proceeds from issuance of debt	5,355,000	-
Payment of debt	(3,130,000)	-
Proceeds from the exercise of stock options and warrants	-	36,720
Payment of preferred stock dividend	(141,236)	(151,800)
Debt service principal payments	(71,923)	(67,878)
Net cash provided by (used in) financing activities	2,011,841	(182,958)
Increase in cash and cash equivalents	1,721,185	747,532
Cash and cash equivalents at beginning of year	4,898,093	5,656,750
Cash and cash equivalents at end of year	$6,619,278	$6,404,282

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$167,952	$745,497
Income taxes	$9,100	$-

Noncash investing and financing activities:
Cancellation of stock issued in connection with debt	$105,759	$-
Stocks and warrants issued in connection with legal settlement	$-	$257,370

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim unaudited consolidated financial statements included herein for Merriman Holdings, Inc. (formerly Merriman Curhan Ford Group, Inc. and MCF Corporation), or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial position of the Company at the date of the interim statement of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company’s 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2010.

Under Accounting Standards Codification Topic (ASC) 855, “Subsequent Events”, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued.

Liquidity

As of March 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $6,619,000 and marketable securities of $2,584,000, totaling $9,203,000.  For the three months ended March 31, 2011, the Company had negative cash flows from operations of $259,000.  While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing sources. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Segment Reporting

In January 2011, the Company’s wholly owned broker dealer subsidiary, Merriman Capital, Inc. (MC), formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers.  Also, in January 2011, the Company repositioned its OTCQX Advisory Services (OTCQX) offering and fee structure.  Accordingly, effective January 1, 2011, the Company reorganized its business around three operating segments: MC, Riverbank and OTCQX.  The Company's reportable segments are strategic business units that offer products and services which are not components of our core business strategy, MC.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies – continued

Securities Owned

Securities owned in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statement of operations.   The securities owned are classified into “marketable” and “non-marketable.”  Marketable securities are those that can readily be sold, either through an exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under the Federal Securities Act of 1933 provided by SEC Rule 144 (Rule 144) or have some restriction on their sale whether or not a buyer is identified.

 Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectability of outstanding invoices is continually assessed. In estimating the allowance for doubtful accounts, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay.  Accounts receivable are reported net of liabilities to the extent a legal right of offset exists.  As of March 31, 2011, accounts receivable was presented net of liabilities of $635,000.

As of March 31, 2011 and December 31, 2010, the Company recorded $436,000 as an allowance for uncollectible accounts.

The Company had $0 and $330,000 outstanding accounts receivable pledged as collateral to secure a promissory note as of March 31, 2011 and December 31, 2010, respectively, which are included in accounts receivable, net in the Company’s statement of financial condition.  Also refer to Note 3 – Issuance of Debt.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions and bonus payable, accrued expenses and other, deferred revenue, and capital lease obligation, approximate their fair values.

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

For further information on financial assets and liabilities that are measured at fair value on a recurring basis, and a description of valuation techniques, see Note 2 – Fair Value of Assets and Liabilities.

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

Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or the Company determines that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is presented net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction related expenses are deducted from the underwriting fee and therefore reduces the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies — continued

Riverbank Revenues

The Company recognizes revenues earned by Riverbank on a gross basis in accordance with ASC 605-45, Revenue Recognition:  Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by Riverbank.   Revenues earned by Riverbank are recognized consistent with the Company’s revenue recognition policies as disclosed herein.

Other Revenues

The Company provides OTCQX Advisory Services, in the form of assistance to its clients in listing on OTCQX, a tier of Pink Sheets, along with other services that facilitate their access to institutional capital markets.  Effective January 1, 2011, the Company repositioned its service offerings and fee structure for OTCQX.  OTCQX Advisory Services revenues are primarily recognized on a straight-line basis from the completion of the due diligence until the end of the engagement term, which is generally one year.

Other revenues consist primarily of revenues generated by the OTCQX Advisory Services.  In addition, other nominal amounts which do not conform to the types described above are also recorded as other revenues.

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

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements," which amends the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance also clarifies the existing disclosure requirements in ASC 820-10 regarding: i) the level of disaggregation of fair value measurements; and ii) the disclosures regarding inputs and valuation techniques. The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company with the reporting period beginning January 1, 2011, with early adoption permitted.  Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. Effective April 1, 2010, the Company early adopted the guidance in ASC 820-10 related to the disclosure on the roll forward activities for Level 3 fair value measurements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”). The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. In January 2011, the FASB issued ASU No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” (“ASU 2011-01”) which temporarily delays the effective date of the disclosures about troubled debt restructurings required by ASU 2010-20, which is not expected to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this new guidance did have an impact on the Company’s consolidated financial statements.

MERRIMAN HOLDINGS, INC.
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

Also, as compensation for investment banking services, the Company frequently receives common stock of the client as an additional compensation to cash fees.  The common stock is typically issued prior to a registration statement is effective.  The Company classifies these securities as “not-readily marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under the exemption to Rule 144, including the requisite holding period.  Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities.  The fair value is based on observed closing stock price at the measurement date.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets.  These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable.   The Company determines the fair value of infrequently trading securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques.  Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock.  As of March 31, 2011, the fair value of this type of securities included in securities owned in the statement of financial condition is $23,000.  Had these securities been valued using observed closing prices, the total value of the securities would have been $33,000.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities – continued

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$543,889	-	$26,167	$570,056
Stock warrants	-	-	2,946,136	2,946,136
Underwriters’ purchase option	-	-	55,907	55,907
Preferred stock	-	-	288	288

Total securities owned	$543,889	$-	$3,028,498	$3,572,387

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,241,760	$-	$57,797	$1,299,557
Stock warrants	-	-	2,324,901	2,324,901
Underwriters’ purchase option	-	-	1,518,465	1,518,465
Preferred stock	-	-	251	251

Total securities owned	$1,241,760	$-	$3,901,414	$5,143,174

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2011 and 2010:

				Underwriters'
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Option	Stock	Total
Balance at December 31, 2010	$57,797		$2,324,901	$1,518,465	$251	$3,901,414
Purchases or receipt (a)	2,955		304,589	-	-	307,544
Sales or exercises	(28,477)		(51,076)	(881,804)	-	(961,357)
Tranfers into	-		-	-	-	-
Transfers out of	(10,658	)(b)	-	-	-	(10,658)
Gains (losses):
Realized	(289,323)		(13,342)	-	-	(302,665)
Unrealized	293,873		381,064	(580,754)	37	94,220
Balance at March 31, 2011	$26,167		$2,946,136	$55,907	$288	$3,028,498

Change in unrealized gains (losses) relating to instruments still held at March 31, 2011	$3,271		$429,041	$(9,253)	$37	$423,096

(a)	Includes purchases of securities, securities received for services and securities received through exercise of warrants or underwriters' purchase option
(b)	Principally reflects transfers to Level 1, due to availability of market data and therefore more price transparency.

			Underwriters'
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Option	Stock	Total
Balance at December 31, 2009	$21,731	$1,575,481	$-	$-	$1,597,212
Purchases, issuances, settlements and sales	80,618	208,624	403,012	-	692,254
Net transfers in (out)	209,153	(409,528)	-	434	(199,941)
Gains (losses):
Realized	-	-	-	-	-
Unrealized	(84,499)	(187,861)	(98,405)	36	(370,729)
Balance at March 31, 2010	$227,003	$1,186,716	$304,607	$470	$1,718,796

Change in unrealized gains (losses) relating to instruments still held at March 31, 2010	$(84,500)	$(185,528)	$(98,405)	$36	$(368,396)

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2011.

3. Issuance of Notes

Subordinated Notes Payable to Related Parties

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of unsecured promissory notes (Subordinated Notes).  The Subordinated Notes are for a term of three years and provide for interest comprising two components: (i) six percent (6.0%) per annum to be paid in cash monthly; and (ii) eight percent (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to: (A) 30% of the principal amount lent; divided by (B) $3.01 per share.  The total effective interest on the note is approximately 21.73%.  Proceeds were used to supplement underwriting capacity and working capital for MC.

The total proceeds of $1,000,000 raised in the transaction above is accounted for as an issuance of debt with stock.  The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument.  Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes.

As of March 31, 2011, the Subordinated Notes of $825,000, net of $175,000 discount, remain outstanding and is included in subordinated notes payable to related parties – long term in the Company’s consolidated statement of financial condition.  The discount on the note is amortized over the term of the loan using the effective interest method.  For the three months ended March 31, 2011, the Company incurred $35,000 in interest on the Subordinated Notes.  Total interest of $45,000 remain outstanding as of March 31, 2011and is included in accrued expenses in the consolidated statements of financial position.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to a secured promissory note (2010 Chez Secured Promissory Note).  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from MC with the proceeds of the transaction being used for such purchase.   The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for MC.  On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  For the three months ended March 31, 2011, the Company incurred $42,000 in fees in relation to this note.  On March 24, 2011, all principal and related fees were paid and no balance remains outstanding.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Notes — continued

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

On January 31, 2011, the Company amended its Unsecured Promissory Notes to extend their maturity dates from January 31, 2011 to December 31, 2011.  The interest rate from the amendment date to the maturity date was increased to 13%.  Furthermore, the additional common stock consideration was cancelled and returned to the Company, as such $65,000 of previously amortized discount on debt was reversed during the three months ended March 31, 2011.  As of March 31, 2011, $300,000 of the Unsecured Promissory Notes remains outstanding and is included in notes payable – short term in the Company’s consolidated statement of financial condition.  For the three months ended March 31, 2011, the Company incurred $9,000 in interest in relation to this note.  Total interest of $15,000 remain outstanding as of March 31, 2011 and is included in accrued expenses in the consolidated statements of financial position.

Secured Promissory Notes

As of April 21, 2011 the Company raised $2,770,000 from 24 investors, of which 11 were directors, officer, consultants or employees of the Company, pursuant to a series of secured promissory notes (Secured Promissory Notes).  The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants).  86 Warrants were issued for each $1,000 invested.  A total of 238,220 Warrants were issued.  The Warrants issued to directors, officer, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above will be accounted for as an issuance of debt with warrants.  The total proceeds will be allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on the fair value allocation method, the value of the warrants issued in connection with portion of Secured Promissory Notes received as of April 21, 2011 is estimated to be $509,000, which will be recorded as a discount on the debt and applied against the Secured Promissory Notes.

As of March 31, 2011, prior to the finalization of the Secured Promissory Notes in April 2011, the Company already received $2,555,000 in cash and is included in deposits payable in the Company’s consolidated financial statements.   Based on the fair value allocation method, the value of the warrants issued in connection with portion of Secured Promissory Notes received as of March 31, 2011 is estimated to be $474,000, which will be recorded as a discount on the debt and applied against the Secured Promissory Notes upon the issuance of such notes in April 2011.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Notes — continued

Temporary Subordinated Loan

During the first quarter of 2011 and 2010, the Company issued loans in the form of temporary subordinated loans to supplement the Company’s net capital and enable it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  All temporary subordinated loan transactions are disclosed separately in Note 12 – Related Party Transactions.

4.  Stockholders’ Equity

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Seven shares of Series D Preferred are convertible into one share of common stock of the Company.  Holders of the Series D Convertible Preferred Stock are entitled to a 6% annual dividend payable monthly in arrears. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D Convertible Preferred Stock are first paid.  For the three months ended March 31, 2011 and 2010, total Series D Convertible Preferred Stock dividends were $140,000 and $152,000 respectively.  As of March 31, 2011, the Company has an outstanding cash dividends payable of $46,000 which are included in accounts payable in the consolidated statements of financial position.

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

The Series D Convertible Preferred Stock has antidilution protection, including a full ratchet provision for certain new issuances of company stock, as specified in the Certificate of Designation of Series D Convertible Preferred Stock.

The holders of the Series D Convertible Preferred Stock are entitled to elect four of the nine authorized members of our Board of Directors. Additionally, they have certain “protective provisions,” as set forth in the Certificate of Designation, requiring us to obtain their approval before the Company can carry out certain actions.

The warrants issued in connection with the Series D Convertible Preferred Stock will expire five years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert them into shares of the Company’s common stock at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount.  The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $21.00 per share on a post-reverse split basis and when the average trading volume for the immediately prior four-week period is 4,286 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4.  Stockholders’ Equity — continued

Potentially Dilutive Securities

Our Board of Directors has the authority to issue up to 300,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval in certain circumstances.

The table below represents a list of potentially dilutive securities outstanding as of March 31, 2011:

	Potentially	Weighted-Average
	Dilutive	Exercise Price
	Securities	or
	Outstanding	Converion Price

Series D convertible preferred stock warrants	3,388,677	$4.55
Conversion of Series D preferred stock	3,073,813	-
Stock options	1,508,816	5.46
Other outstanding warrants	759,286	4.47
Common stock payable for legal settlement	102,370	-
Potentially dilutive securities	8,832,962	3.06

In addition to the potentially dilutive securities listed above, the Company has issued a total of 238,220 warrants as part of the notes issued in April 2011 as mentioned in Note 3 above.

5. Stock-Based Compensation Expense

Stock Options

 As of March 31, 2011, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of March 31, 2011, 290,908 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three months ended March 31, 2011 and 2010 was $316,000 and $453,000, respectively.

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2011:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2010	1,665,083	$5.85
Granted	82,892	2.83
Exercised	-	-
Canceled	(239,159)	(7.23)

Outstanding at March 31, 2011	1,508,816	5.46

Exercisable at March 31, 2011	517,319	$6.50

Vested and expected to vest as of March 31, 2011	1,410,351

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at March 31, 2011:

	Options Outstanding at March 31, 2011				Vested Options at March 31, 2011
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	918,028	8.81	$2.81	$343,282	301,565	$2.92	$78,250
$3.5000 - $6.9999	150,630	8.16	5.77	-	45,439	5.77	-
$7.0000 - $10.4999	366,809	8.60	8.43	-	122,881	8.43	-
$10.5000 - $13.9999	24,385	6.79	11.43	-	12,778	11.83	-
$14.0000 - $27.9999	32,415	3.43	23.05	-	19,560	20.53	-
$28.0000 - $48.9999	12,469	6.23	32.86	-	11,016	33.05	-
$49.0000 - $84.4999	4,080	3.92	65.40	-	4,080	65.40	-
	1,508,816	8.51	$5.46	$343,282	517,319	$6.50	$78,250

As of March 31, 2011, total unrecognized compensation expense related to unvested stock options was $2,841,000. This amount is expected to be recognized as expense over a weighted-average period of 2.86 years.

The weighted average fair value of each stock option granted for the three months ended March 31, 2011 and 2010 was $1.87 and $4.55, respectively.  The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Volatility	129%	142%
Average expected term (years)	3.2	2.4
Risk-free interest rate	1.13%	1.15%
Dividend yield	-	-

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 5. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three months ended March 31, 2011 and 2010 was $8,000 and ($271,000), respectively. The Company had a negative stock compensation expense for the three months ended March 31, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated during the same quarter.

The following table is a summary of the Company's restricted stock activity for the three months ended March 31, 2011:

		Weighted-
	Non-Vested	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2010	10,831	6.68	$23,828
Granted	18,382	2.72
Vested	(2,767)	(6.03)
Canceled	(28)	-

Balance as of March 31, 2011	26,418	3.79	$84,009

Vested and expected to vest as of March 31, 2011	25,683

 The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three months ended March 31, 2011 and 2010 was $2.72 and $5.81 per share, respectively.  The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of March 31, 2011, total unrecognized compensation expense related to restricted stock was $94,000. This expense is expected to be recognized over a weighted-average period of 2.81 years.

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year, the Chairman of the Committee was compensated with five-year warrants to purchase 42,857 shares of the Company’s common stock at $4.55 on a post-reverse split basis, to be issued pro rata on a monthly basis from September 2009 to September 2010.   On January 21, 2011, the Company entered into an amended agreement with Mr. Chez to prohibit the exercise of the 42,857 warrants without prior shareholder approval. The Company intends to submit these warrants for shareholder approval in the next shareholder meeting.  No other compensation was provided for his service on the Committee.

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $54,000 for the three months ended March 31, 2011 and reclassified $133,000 as of March 31, 2011 from additional paid-in capital to accrued expenses and other as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Discontinued Operations

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

As of December 31, 2010 and March 31, 2011, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

For the three months ended March 31, 2011 and 2010, income from discontinued operations related to ICD was $0 and $34,000, respectively.

7. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2011, the Company recorded a $58,000 income tax expense.  This relates primarily to federal and state income tax recorded during the quarter as a result of projected pre-tax profit after utilization of federal and state NOL carryforwards.  For the three months ended March 31, 2010, the Company recorded a $15,000 income tax expense.  The increase in federal and state income taxes in 2011 was primarily due to projected higher 2011 pre-tax profit and California NOL utilization suspension.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss carryforwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that the Company will be able to realize the benefit of our deferred tax assets in the future.
The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Earnings per Share

The following is a reconciliation of the basic and diluted net income available to common stockholders and the number of shares used in the basic and diluted net income per common share computations for the periods presented:

	Three Months Ended March 31,
	2011	2010

Income from continuing operations	$442,766	$305,860
Income from discontinued operations	-	34,487
Net income	442,766	340,347
Convertible preferred stock, series D dividends	(140,072)	(151,800)
Net income attributable to common shareholders - basic and diluted	302,694	188,547

Weighted-average number of common shares -basic	2,369,412	1,828,898
Assumed exercise or conversion of all potentially dilutive common shares outstanding	3,252,321	4,599,919
Weighted-average number of common shares -diluted	5,621,733	6,428,817

Basic net income per share:
Income from continuing operations	$0.19	$0.17
Income from discontinued operations	-	0.02
Net income	$0.19	$0.19
Net income attributable to common shareholders	$0.13	$0.10

Diluted net income per share:
Income from continuing operations	$0.08	$0.05
Income from discontinued operations	-	-
Net income	$0.08	$0.05
Net income attributable to common shareholders	$0.05	$0.03

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Earnings per Share — continued

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net loss by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock.

Shares used in the diluted net income per share computation include the dilutive impact of the Company’s stock options and warrants. The impact of the Company’s stock options and warrants on shares used for the diluted income per share computation is calculated based on the average share price of the Company’s common stock for each period using the treasury stock method. Under the treasury stock method, the tax-effected proceeds that would be hypothetically received from the exercise of all stock options and warrants with exercise prices below the average share price of the Company’s common stock are assumed to be used to repurchase shares of the Company’s common stock.

9. Compliance with Listing Requirements

On December 8, 2010, Merriman Holdings, Inc. received notice from the Nasdaq Stock Market that the Company had violated Nasdaq Listing Rule 5635 in issuing warrants to Ronald L. Chez, currently the Company’s Co-Chairman of the Board, in August 2009 to purchase 42,857 of the Company’s common stock without seeking stockholder approval.  These warrants were issued to Mr. Chez for his service as Chairman of the Strategic Advisory Committee.  On January 21, 2011, the Company entered into an amended agreement with Ronald L. Chez to prohibit the exercise of these warrants without prior shareholder approval and the Company intends to submit these warrants for shareholder approval in the next shareholder meeting.  On February 8, 2011, the Company received a letter from the Nasdaq Stock Market informing the Company this issue was resolved and the matter is now closed.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Regulatory Requirements

Merriman Capital, Inc. is a broker-dealer subject to Rule 15c3-1 of the SEC, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2011, Merriman Capital, Inc. had regulatory net capital, as defined, of $2,742,000, which exceeded the amount required by $2,369,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

 11. Contingencies

The Company is also involved in the following lawsuits:

Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability.  On May 9, 2011, the case was settled by mutual agreement.  (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now part of the consolidated cases.)  The Company has appropriately accrued for settlement in this case as of March 31, 2011.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Related Party Transactions

Subordinated Notes Payable to Related Parties

As mentioned in Note 3, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Subordinated Notes.   The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013.  As of March 31, 2011, the Subordinated Notes of $825,000, net of $175,000 discount, remain outstanding and is included in subordinated notes payable to related parties – long term in the Company’s consolidated statement of financial condition.  For the three months ended March 31, 2011, the Company incurred $35,000 as fees on the Subordinated Notes.  Total interest of $45,000 remain outstanding as of March 31, 2011and is included in accrued expenses and other in the consolidated statements of financial position.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to the 2010 Chez Secured Promissory Note.  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary with the proceeds of the transaction being used for such purchase.   It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock; and (ii) a cash fee of $15,000.  The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  For the three months ended March 31, 2011, the Company incurred $42,000 in fees in relation to this note.  On March 24, 2011, all principal and related fees have been paid and no balance remains outstanding.

Temporary Subordinated Loan

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a former member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Bergeron $731,000 in fees for the loan and is included in cost of underwriting capital in the consolidated statement of operations.  As of March 31, 2010, the loan and fees have been paid in full and no balance remains outstanding.

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Chez $56,000 in fees for this loan and is included in cost of underwriting capital in the consolidated statement of operations.  On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding as of March 31, 2011.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Related Party Transactions – continued

Strategic Advisory Committee

In September 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year of his term as the Chair of the Committee, Mr. Chez was compensated with warrants to purchase 42,857 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis, to be issued prorata on a monthly basis from September 2009 to September 2010.  On January 21, 2011, the Company entered into an amended agreement with Mr. Chez to prohibit the exercise of the 42,857 warrants without prior shareholder approval. The Company intends to submit these warrants for shareholder approval in the next shareholder meeting.  No other compensation was provided for his service on the Committee.

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $54,000 for the three months ended March 31, 2011 and reclassified $133,000 as of March 31, 2011 from additional paid-in capital to accrued expenses and other as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee..

Issuances of Notes Subsequent to March 31, 2011

As mentioned in Note 3 above, as of April 21, 2011, the Company raised a total of $2,770,000 from 24 investors, of which 11 were directors, officer, consultants or employees of the Company, pursuant to a series of Secured Promissory Notes.   The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.  The Warrants issued to Insider Warrants of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders.

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Segment Reporting

Effective January 1, 2011, the Company’s business results are categorized into the following three segments:  MC, Riverbank and OTCQX.    The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients.  The Riverbank segment includes capital raising services through a network of independent investment bankers and OTCQX include assistance to corporate issuers in listing on OTCQX, a tier of Pink Sheets, along with other services that facilitate the access to institutional capital markets.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 1.  The Company evaluates segment results based on revenue and segment income.  There are no revenue generating activities between segments.

Segment asset disclosures are not provided as no significant assets are separately determinable for Riverbank or OTCQX.

Revenue and expenses directly associated with each segment are included in determining segment income, which is also the internal performance measure used by management to assess the performance of each business in a given period.

Corporate items and eliminations include the effects of eliminating transactions between operating segments, and certain non-allocated amounts. Corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements. Certain amounts included in corporate items and eliminations cost are not allocated to operating segments because they are excluded from the measurement of their operating performance for internal purposes.  These include Board of Directors compensation, interest on general borrowings, litigation settlement costs and other charges.

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and income:

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues
MC	$7,911,014	$9,155,783
Riverbank	1,546,217	-
OTCQX	67,135	215,707
Total segment revenues	9,524,366	9,371,490
Consolidation items and elimination	1,722	14,428
Consolidated revenues	$9,526,088	$9,385,918

Segment income
MC	$291,398	$573,830
Riverbank	73,235	-
OTCQX	13,236	155,734
Total segment income	377,869	729,564
Consolidation items and elimination	64,897	(389,217)
Consolidated net income	$442,766	$340,347

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

14. Subsequent Events

Issuance of Notes

As mentioned in Note 3 above, as of April 21, 2011, the Company raised a total of $2,770,000 from 24 investors, of which 11 were directors, officer, consultants or employees of the Company, pursuant to a series of Secured Promissory Notes.   The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.  The Warrants issued to Insider Warrants of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders.

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note at an interest rate of six percent (6%) per annum.

Proceeds will be used to (i) supplement underwriting capacity and working capital for MC, and (ii) the settlement of the last remaining litigation relating to a former customer of Merriman Capital, Inc., William J. Del Biaggio III.

Final Settlement of Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

 On May 9, 2011, the case was settled by mutual agreement.

Change of Control Agreements

Subsequent to the period covered by this report, the Company and its broker dealer subsidiary, Merriman Capital, Inc., entered into a series of Change of Control Agreements with six members of management whereby the Company or MC agreed to make payments to the individuals in the event there is a change of control.  Each Change in Control Agreement was structured as a “double trigger” which means that, in order to be entitled to the payment, there must be (i) a change in control, followed by (ii) a termination or constructive termination of the individual within twelve months of the change in control.

The individuals with whom the Company entered into Change of Control Agreements, together with the amount due to such individual, are as follows: (i) D. Jonathan Merriman, Co-Chairman and CEO of the Company, who is entitled to a payment equal to three times his base salary plus one time his most recent year’s bonus (Merriman’s bonus compensation structure was recently revised to be based on revenue generation); (ii) Alex Seiler, CEO of MC, who is entitled to a payment equal to (A) 5 times base salary, if triggered in the initial 12 months of the agreement, and (B) an amount equal to 3 times base salary plus one times most recent year’s bonus, if triggered after the initial 12 months of the agreement; (iii) Jack Thrift, CFO of the Company and MC, who is entitled to a payment equal to two times his base salary; (iv) Michael Marrus, Head of Investment Banking of MC, who is entitled to a payment equal to one times his base salary; (v)  Paul Kent, Head of Equity Capital Markets, who is entitled to a payment equal to one times his base salary; and (vi) Michael Doran, General Counsel of MC, who is entitled to a payment equal to one times his base salary.

Each Change of Control Agreement is for an initial term of four years, and after the first one year period and each successive one year period renews automatically for a further one year period unless terminated by either party.  Each Change of Control Agreement also provides for acceleration of vesting of all options and restricted stock and payment of health and other benefits for one year.

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

We are headquartered in San Francisco, with additional offices in New York, NY. As of March 31, 2011, we had 80 employees.  Merriman Capital, Inc. is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Executive Summary

Our total revenues were $9,526,000 for the three months ended March 31, 2011, which presented a 1% increase over the same period in 2010.  This increase was primarily attributable to increases in our brokerage operations and principal transactions.  Our commission revenues for the same period grew 19% year-over-year, due primarily to the additional commissions generated by our options trading business that started in August 2010 and due to the higher commission per share resulting from overall mix of shares traded.  Investment banking revenue decreased by 29% year over year due to fewer banking transactions completed.  Additionally, for the three months ended March 31, 2011, we earned $1,204,000 in gains from principal transactions as compared to a loss of $207,000 for the same period in 2010.  For the three months ended March 31, 2011, income from operations was $443,000 or $0.19 per share.

Business Environment

Equity indices continued to rise significantly during the first quarter of 2011.  Additionally, U.S. capital markets continue to make a significant comeback.  The flow of funds into U.S. equity funds was positive for the first quarter of 2011, representing the highest level of inflows in three years.  Additionally, the total proceeds from U.S. IPOs during the first quarter of 2011 increased by 194%, representing a dramatic increase in activity.

During 2010, approximately half of all IPO offerings were completed by companies in the following industrial classifications; technology, media, telecom, energy and consumer.  Merriman Holdings, Inc. services companies in these industries and therefore, participated in a fourth quarter rally in 2010 in offerings in these verticals, which continued into the first quarter of 2011.  As the Company continues to examine the opportunities in 2011, we note that the current backlog of companies filing for an IPO includes a preponderance of companies in these industries as well.

More and more securities offerings are being completed within the exemptive provisions of the Securities Acts.  The Company anticipates that this trend will continue as fast-growing companies navigate the most advantaged path to accessing capital markets in the future.  We continue to assist companies in private securities transactions and through offerings on the OTCQX.

Finally, many of the institutional investors that we deal with have been able to attract inflows of capital in recognition of the continued improvements in the U.S. equity markets and the availability of liquidity.  We expect that this trend will continue during 2011.

Liquidity and Capital Resources

MC, as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2011, Merriman Capital, Inc. had regulatory net capital, as defined, of $2,742,000, which exceeded the amount required by $2,369,000.

As of March 31, 2011, liquid assets consisted primarily of cash and cash equivalents of $6,619,000 and marketable securities of $2,584,000, totaling $9,203,000.  For the three months ended March 31, 2011, the Company had negative cash flows from operations of $259,000.  While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures so as not to require additional financing sources. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Through and subsequent to March 31, 2011, the Company raised a total of $2,770,000 from 24 investors, of which 11 were directors, officer, consultants or employees of the Company, pursuant to a series of secured promissory notes (Secured Promissory Notes).  The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.   The total proceeds raised in the transaction above will be accounted for as an issuance of debt with warrants.  The total proceeds will be allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  As of March 31, 2011, the Company already received $2,555,000 of the total amount raised, and is included in deposits payable in the Company’s consolidated statements of financial condition.  Based on the fair value allocation method, the value of the warrants issued in connection with portion of Secured Promissory Notes received as of March 31, 2011 is estimated to be $474,000, which will be recorded as a discount on the debt and applied against the Secured Promissory Notes upon the issuance of such notes in April 2011.

Additionally, subsequent to March 31, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,	March 31,
	2011	2010

Revenues:
Commissions	$3,931,783	$3,306,653
Principal transactions	1,203,912	(206,781)
Investment banking	4,279,736	6,046,673
Other revenues	110,657	239,373

Total revenues	9,526,088	9,385,918

Operating expenses:
Compensation and benefits	6,221,020	5,556,251
Brokerage and clearing fees	427,750	437,090
Professional services	511,019	262,549
Occupancy and equipment	454,073	474,604
Communications and technology	479,049	542,073
Depreciation and amortization	66,398	102,491
Travel and business development	311,495	298,508
Legal services and litigation settlement expense	168,626	321,112
Cost of underwriting capital	97,625	730,576
Other	287,748	327,925

Total operating expenses	9,024,803	9,053,179

Operating income	501,285	332,739
Interest expense, net	(321)	(11,585)

Income from continuing operations before income taxes	500,964	321,154
Income tax expense	(58,198)	(15,294)

Income from continuing operations	442,766	305,860
Income from discontinued operations	-	34,487

Net income	$442,766	$340,347

Net income attributable to common shareholders	$302,694	$188,547

Our total revenues during the first quarter of 2011 increased by $140,000 or 1% compared to the same period in 2010.  Of the total increase in revenues, $625,000 was due to higher commission levels and $1,411,000 was attributable to principal transactions gain.  However, investment banking revenues were $1,767,000 or 29% lower during the first quarter of 2011 as compared to the same period in 2010.  Other revenues also decreased by 54% or $129,000 mostly due to the repositioning of our OTCQX advisory services as we offer services to smaller tier clients.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Revenue:
Capital raising	$3,101,781	$5,938,339
Financial advisory	1,177,955	108,334

Total investment banking revenue	$4,279,736	$6,046,673

Transaction Volumes:
Public offerings:
Capital underwritten participations	$152,000,000	$183,500,000
Number of transactions	4	3
Private placements:
Capital raised	$258,943,855	$83,869,150
Number of transactions	4	6
Financial advisory:
Transaction amounts	$59,000,000	$28,028,500
Number of transactions	2	3

Our investment banking revenue was $4,280,000 or 45% of our total revenue during the first quarter of 2011, representing a 29% decrease from the same quarter in 2010.   Of the total capital raising revenue during the quarter ended March 31, 2011, $1,546,000 was generated by our Riverbank segment, comprised of three private placement transactions having total capital raised of $246,610,000.  All other investment banking revenues during the quarter ended March 31, 2011 were generated by MC.  The decrease in the investment banking revenues generated by MC in the first quarter of 2011 was due to fewer private placement transactions participated in as compared to the first quarter of 2010.

During the three months ended March 31, 2011 and 2010, there was one investment banking client that accounted for more than 10% of our total revenue.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

•	Commissions - Commissions include revenue resulting from executing trades in exchange-listed securities, over-the-counter securities and other transactions as agent.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended March 31,
	2011	2010

Revenue:
Commissions on institutional equities	$3,391,783	$3,306,653

Principal transactions:
Customer principal transactions, proprietary trading and market making	$225,431	$393,452
Investment portfolio	978,481	(600,233)

Total principal transactions revenue	$1,203,912	$(206,781)

Equity research:
Companies covered	95	99
Transaction Volumes:
Number of shares traded	173,367,231	181,578,454

Commissions amounted to $3,932,000, or 41%, of our total revenue during the first quarter of 2011, representing a 19% increase in such revenue from the same period in 2010. The increase was mostly attributable to the additional commissions generated by our options trading business that started in August 2010 and due to the higher commission per share resulting from overall mix of shares traded.

Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.  Principal transactions generated revenue of $1,204,000 during the first quarter of 2011 versus a loss of $207,000 during the same period in 2010.  The year-over-year increase in due mainly to realized gains from our investment portfolio during the quarter.

During the first quarter of 2011 and 2010, there were no brokerage customers that accounted for more than 10% of our total revenue.

Compensation and Benefits Expenses

Compensation and benefits expense represents the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to research analysts also vary with commission revenue production, but also includes other qualitative factors and is determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Incentive compensation and discretionary bonuses	$3,760,078	$2,963,829
Salaries and wages	1,714,100	1,752,930
Stock-based compensation	269,953	227,631
Payroll taxes, benefits and other	476,889	611,861

Total compensation and benefits	$6,221,020	$5,556,251

Total compensation and benefits as a percentage of revenue	65%	59%
Cash compensation and benefits as a percentage of revenue	62%	57%

Compensation and benefits expense increased by $665,000 or 12%, from the first quarter of 2010 to the first quarter of 2011.  Of the total compensation and benefits for the three months ended March 31, 2011, $1,439,000 was for personnel at Riverbank.  For the three months ended March 31, 2011 and 2010, $41,000 and $86,000 was incurred by OTCQX, respectively.   MC incurred total compensation and benefits of $4,765,000 and $5,361,000 for the three months ended March 31, 2011 and March 31, 2010, respectively, or a decrease of $596,000 due mostly to decrease in bonus due to lower investment banking revenue generated.  Corporate items accounted for ($24,000) and $109,000 of total compensation and benefits for the three months ended March 31, 2011 and 2010, respectively.  The decrease is primarily related to the decrease in board compensation and decrease in stock compensation expense due to modification of warrants during the first quarter of 2011.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of revenue increased to 62% of revenues during the first quarter of 2011 as compared to 57% in the same period in 2010. This increase was primarily due to $1,439,000 of compensation and benefits incurred by Riverbank which are all paid out in cash.

Stock-based compensation expense increased by 19% year over year. The increase in stock-based compensation expense can be attributed to additional equity grants during 2010 and new grants during 2011, which the Company continues to amortize over the vesting term.

There were two sales professional that accounted for more than 10% of our total revenue during the three months ended March 31, 2011 and none in the same period of 2010.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Capital, Inc. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Capital, Inc. and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees slightly decreased during the first quarter of 2011 compared to the same period in 2010 due mostly to lower trading volume.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees. The increase of $248,000, is mostly attributed to higher consulting fees incurred during the first three months ended March 31, 2011.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. The decrease of $63,000, or 12%, in the first quarter of 2011 over the first quarter of 2010 was primarily due to our continued cost reduction program.

Legal services and litigation settlement expenses were incurred in connection with our activities in 2010.  The decrease of $152,000 or 47% is due to the fact that most cases have been concluded towards the end of 2010 and no settlement expenses were incurred during the first quarter of 2011.  It is also due to lower legal fees incurred in the first quarter of 2010 when the Company received an insurance recovery for legal fees incurred.

Cost of underwriting capital includes expenses incurred directly related to underwriting deals, such as cost of borrowing to be able to underwrite offerings as required by FINRA rules.  During the three months ended March 31, 2011, the Company had less borrowings under these types of arrangements as compared to the first quarter of 2010, and accordingly, the cost of underwriting decreased by $633,000 or 87%.  Refer also to Related Party Transactions below.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies, write-off of receivables, and other miscellaneous expenses.   The decrease of $40,000 in the first quarter of 2011 over the first quarter of 2010 is mostly due to lower advertising costs as we continue to reduce our expenses.

Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2011, we recorded a $58,000 income tax expense.  This relates primarily to federal and state income tax recorded during the quarter as a result of projected pre-tax profit after utilization of federal and state NOL carryforwards.  For the three months ended March 31, 2010, we recorded a $15,000 income tax expense.  The increase in federal and state income taxes in 2011 was primarily due to projected higher 2011 pre-tax profit and California NOL utilization suspension.

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

The Company does not have any accrued interest or penalties associated with unrecognized tax benefits. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2011 and 2010. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of March 31, 2011, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes	Operating	Operating	Capital
	Payable	Commitments	Leases	Leases

2011	$374,589	$1,199,936	$1,224,055	$48,882
2012	60,165	250,583	1,127,838	-
2013	1,284,547	9,103	663,450	-
2014	2,555,000	-	-	-

Total commitments	4,274,301	1,459,622	3,015,343	48,882

Interest	(419,301)	-	-	(352)

Net commitments	$3,855,000	$1,459,622	$3,015,343	$48,530

Loss from Discontinued Operations

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

As of December 31, 2010 and March 31, 2011, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

For the three months ended March 31, 2011 and 2010, income from discontinued operations related to ICD was $0 and $34,000, respectively.

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

Valuation of Securities Owned

Securities owned and securities sold, not yet purchased are reflected in the consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in principal transactions in the consolidated statements of operations. The use of fair value to measure financial instruments is fundamental to our financial statements and is one of our most critical accounting policies.

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

For further information on financial assets and liabilities that are measured at fair value on a recurring basis, and a description of valuation techniques, see Note 2 – Fair Value of Assets and Liabilities, of the Notes to the Consolidated Financial Statements in Item 1 of Part 1.

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

OTCQX advisory services revenue is pro-rated monthly from the completion of the due diligence until the end of the engagement term.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that we will be able to realize the benefit of our deferred tax assets as of March 31, 2011 and 2010 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Related Party Transactions

Subordinated Notes Payable to Related Parties

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Subordinated Notes.   The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013.  As of March 31, 2011, the Subordinated Notes of $825,000, net of $175,000 discount, remain outstanding and is included in subordinated notes payable to related parties – long term in the Company’s consolidated statement of financial condition.  For the three months ended March 31, 2011, the Company incurred $35,000 as fees on the Subordinated Notes.  Total interest of $45,000 remain outstanding as of March 31, 2011and is included in accrued expenses in the consolidated statements of financial position.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to the 2010 Chez Secured Promissory Note.  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary with the proceeds of the transaction being used for such purchase.   It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock; and (ii) a cash fee of $15,000.  The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  For the three months ended March 31, 2011, the Company incurred $42,000 in fees in relation to this note.  On March 24, 2011, all principal and related fees have been paid and no balance remains outstanding.

Temporary Subordinated Loan

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Chez $56,000 in fees for this loan and is included in cost of underwriting capital in the consolidated statement of operations.  On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding as of March 31, 2011.

On January 20, 2010, the Company borrowed $11,000,000 from DGB Investment, Inc. and the Bergeron Family Trust, both controlled by Douglas G. Bergeron, a former member of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan to supplement the Company’s net capital and enabled it to underwrite an initial public offering, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Bergeron $731,000 in fees for the loan and is included in cost of underwriting capital in the consolidated statement of operations.  As of March 31, 2010, the loan and fees have been paid in full and no balance remains outstanding.

Strategic Advisory Committee

In September 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction.  During the first year of his term as the Chair of the Committee, Mr. Chez was compensated with warrants to purchase 42,857 shares of the Company’s common stock at $4.55 per share on a post-reverse split basis, to be issued prorata on a monthly basis from September 2009 to September 2010.  On January 21, 2011, the Company entered into an amended agreement with Mr. Chez to prohibit the exercise of the 42,857 warrants without prior shareholder approval. The Company intends to submit these warrants for shareholder approval in the next shareholder meeting.  No other compensation was provided for his service on the Committee.

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $54,000 for the three months ended March 31, 2011 and $133,000 as of March 31, 2011 from additional paid-in capital to accrued expenses and other as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee..

Issuances of Notes Subsequent to March 31, 2011

On April 7, 2011 and April 21, 2011, the Company raised a total of $2,770,000 from 24 investors, of which 11 were directors, officer, consultants or employees of the Company, pursuant to a series of Secured Promissory Notes.   The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.  The Warrants issued to Insider Warrants of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders.

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum.

Subsequent Events

Issuance of Notes

As mentioned above, as of April 21, 2011, the Company raised a total of $2,770,000 from 24 investors, of which 11 were directors, officer, consultants or employees of the Company, pursuant to a series of Secured Promissory Notes.   The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.  The Warrants issued to Insider Warrants of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders.

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note at an interest rate of six percent (6%) per annum.

Proceeds will be used to (i) supplement underwriting capacity and working capital for MC, and (ii) the settlement of the last remaining litigation relating to a former customer of Merriman Capital, Inc., William J. Del Biaggio III.

Final Settlement of Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

 On May 9, 2011, the case was settled by mutual agreement.

Change of Control Agreements

Subsequent to the period covered by this report, the Company and its broker dealer subsidiary, Merriman Capital, Inc., entered into a series of Change of Control Agreements with six members of management whereby the Company or MC agreed to make payments to the individuals in the event there is a change of control.  Each Change in Control Agreement was structured as a “double trigger” which means that, in order to be entitled to the payment, there must be (i) a change in control, followed by (ii) a termination or constructive termination of the individual within twelve months of the change in control.

The individuals with whom the Company entered into Change of Control Agreements, together with the amount due to such individual, are as follows: (i) D. Jonathan Merriman, Co-Chairman and CEO of the Company, who is entitled to a payment equal to three times his base salary plus one time his most recent year’s bonus (Merriman’s bonus compensation structure was recently revised to be based on revenue generation); (ii) Alex Seiler, CEO of MC, who is entitled to a payment equal to (A) 5 times base salary, if triggered in the initial 12 months of the agreement, and (B) an amount equal to 3 times base salary plus one times most recent year’s bonus, if triggered after the initial 12 months of the agreement; (iii) Jack Thrift, CFO of the Company and MC, who is entitled to a payment equal to two times his base salary; (iv) Michael Marrus, Head of Investment Banking of MC, who is entitled to a payment equal to one times his base salary; (v)  Paul Kent, Head of Equity Capital Markets, who is entitled to a payment equal to one times his base salary; and (vi) Michael Doran, General Counsel of MC, who is entitled to a payment equal to one times his base salary.

Each Change of Control Agreement is for an initial term of four years, and after the first one year period and each successive one year period renews automatically for a further one year period unless terminated by either party.  Each Change of Control Agreement also provides for acceleration of vesting of all options and restricted stock and payment of health and other benefits for one year.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2010.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of March 31, 2011.

Changes in internal controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.         Legal Proceedings

Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability.  On May 9, 2011, the case was settled by mutual agreement.  (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now part of the consolidated cases.)  The Company has appropriately accrued for settlement in this case as of March 31, 2011.

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

Spare Backup v. Merriman Capital, Inc. (Settled)

In April 2008, the Company entered into an engagement to provide investment banking services to Spare Backup, Inc. The Company was able to close a round of bridge financing in June 2008. The Company was successful in raising $1,300,000 in capital for Spare Backup. As a result of closing the financing transaction, the Company was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup common stock. As of November 2008, these transaction fees had not been paid to the Company. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In March 2011, the case was settled by mutual agreement.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, as amended by our Form 10-K/A filed on April 28, 2011.

ITEM 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.49	Form of Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.50	Form of Chez Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.51
Form of Warrant dated April 7, 2011 issued to investors who are not officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.52
Form of Insider Warrant dated April 7, 2011, issued to investors who are officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.53	Form of Secured Promissory Note dated April 21, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

10.54
Form of Warrant dated April 21, 2011 issued to investors who are not officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

10.55
Form of Insider Warrant dated April 21, 2011, issued to investors who are officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMAN HOLDINGS, INC.

May 12, 2011	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

May 12, 2011	By:	/s/ JACK A. THRIFT
Jack A. Thrift
Chief Financial Officer
(Principal Financial Officer)