Form 10-Q
period 2011-06-30
Merriman Holdings, Inc
filed 2011-08-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

The number of shares of Registrant’s common stock outstanding as of August 10, 2011 was 2,561,893

Merriman Holdings, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months and Six Months Ended June 30, 2011 and 2010	3
Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010	4
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011and 2010	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	47
ITEM 4. Controls and Procedures	48

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	49
ITEM 1A. Risk Factors	50
ITEM 6. Exhibits	52
Signatures	53
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues:
Commissions	$3,055,582	$4,136,074	$6,987,365	$7,442,727
Principal transactions	(710,929)	382,942	492,983	176,161
Investment banking	2,870,897	1,515,637	7,150,633	7,562,310
Other	185,182	124,968	295,840	364,341

Total revenues	5,400,732	6,159,621	14,926,821	15,545,539

Operating expenses:
Compensation and benefits	5,701,883	5,042,126	11,922,903	10,598,377
Brokerage and clearing fees	333,197	333,081	760,946	770,171
Professional services	410,084	476,012	921,103	738,561
Occupancy and equipment	469,647	497,237	923,720	971,840
Communications and technology	529,419	544,403	1,008,469	1,086,476
Depreciation and amortization	30,007	100,363	96,405	202,854
Travel and entertainment	235,123	353,061	546,617	651,569
Legal services and litigation settlement expense	276,734	691,480	445,360	1,012,592
Cost of underwriting capital	-	230,000	97,625	960,576
Other	350,586	385,423	638,336	713,349

Total operating expenses	8,336,680	8,653,186	17,361,484	17,706,365

Operating loss	(2,935,948)	(2,493,565)	(2,434,663)	(2,160,826)

Other income	11,601	29,319	11,601	29,319
Interest expense, net	(156,091)	(14,644)	(156,412)	(26,229)

Loss from continuing operations before income taxes	(3,080,438)	(2,478,890)	(2,579,474)	(2,157,736)

Income tax benefit (expense)	54,854	(13,723)	(3,344)	(29,017)

Loss from continuing operations	(3,025,584)	(2,492,613)	(2,582,818)	(2,186,753)

Income from discontinued operations	-	60,617	-	95,104

Net loss	$(3,025,584)	$(2,431,996)	$(2,582,818)	$(2,091,649)
Preferred stock cash dividend	(137,708)	(147,900)	(277,779)	(299,700)

Net loss attributable to common shareholders	$(3,163,292)	$(2,579,896)	$(2,860,597)	$(2,391,349)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.23)	$(1.28)	$(1.07)	$(1.16)
Income from discontinued operations	-	0.03	-	0.05

Net loss	$(1.23)	$(1.25)	$(1.07)	$(1.11)

Net loss attributable to common shareholders	$(1.28)	$(1.32)	$(1.19)	$(1.27)

Weighted average number of common shares:
Basic and diluted	2,461,825	1,947,315	2,406,677	1,885,355

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$5,246,536	$4,898,093
Securities owned:
Marketable, at fair value	2,540,347	2,401,722
Not readily marketable, at estimated fair value	1,465,832	2,741,452
Restricted cash	965,000	965,000
Due from clearing broker	86,753	34,072
Accounts receivable, net	719,102	1,574,644
Prepaid expenses and other assets	475,045	313,537
Equipment and fixtures, net	83,217	136,706

Total assets	$11,581,832	$13,065,226

Liabilities And Stockholders’ Equity

Liabilities:
Accounts payable	$281,870	$361,237
Commissions and bonus payable	1,909,311	3,240,021
Accrued expenses and other	2,138,828	2,953,747
Securities sold, not yet purchased	122,350	-
Deferred revenue	448,147	175,712
Notes payable	1,590,631	259,532
Notes payable to related parties	2,259,893	1,139,305

Total liabilities	8,751,030	8,129,554

Stockholders’ equity:
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of June 30, 2011 and December 31, 2010; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2011 and December 31, 2010; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2011 and December 31, 2010; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 21,016,693 and 22,058,128 shares outstanding as of June 30, 2011 and December 31, 2010, respectively; aggregate liquidation preference of $9,037,178 prior to conversion, and pari passu with common stock on conversion	2,102	2,206
Common stock, $0.0001 par value; 300,000,000 shares authorized; 2,588,963 and 2,384,499 shares issued and 2,559,527 and 2,355,063 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	260	239
Common stock payable	158,687	461,675
Additional paid-in capital	135,632,025	134,851,006
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(132,736,659)	(130,153,841)

Total stockholders’ equity	2,830,802	4,935,672

Total liabilities and stockholders’ equity	$11,581,832	$13,065,226

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,582,818)	$(2,091,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,405	202,854
Stock-based compensation	538,505	834,780
Securities received for services	(108,072)	(944,188)
Unrealized loss on securities owned	814,047	764,090
Others	51,519	41,766
Changes in operating assets and liabilities:
Securities owned and sold, not yet purchased	550,416	573,006
Due from clearing broker	(52,680)	2,421,645
Accounts receivable	808,915	(904,824)
Prepaid expenses and other assets	(167,887)	(541,806)
Accounts payable	(77,128)	(89,341)
Commissions and bonus payable	(1,330,710)	(1,523,856)
Accrued expenses and other	(518,681)	(80,821)

Net cash used in operating activities	(1,978,169)	(1,338,344)

Cash flows from investing activities:
Purchase of equipment and fixtures	(42,916)	(11,587)

Net cash used in investing activities	(42,916)	(11,587)

Cash flows from financing activities:
Proceeds from issuance of debt	5,900,000	18,000,000
Proceeds from the exercise of stock options	-	36,720
Payment of debt	(3,130,000)	(18,000,000)
Payment of preferred stock dividend	(280,019)	(299,700)
Debt service principal payments	(120,453)	(136,745)

Net cash provided by (used in) financing activities	2,369,528	(399,725)

Increase (decrease) in cash and cash equivalents	348,443	(1,749,656)

Cash and cash equivalents at beginning of year	4,898,093	5,656,750

Cash and cash equivalents at end of year	$5,246,536	$3,907,094

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$184,615	$786,123
Income taxes	$9,100	$35,000

Noncash investing and financing activities:
Warrants issued in connection with debt	$419,637	$-
Cancellation of stock issued in connection with debt	$105,759	$-
Warrants issued for legal settlement	$-	$257,370

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies

Basis of Presentation

The interim unaudited consolidated financial statements included herein for Merriman Holdings, Inc. (formerly Merriman Curhan Ford Group, Inc. and MCF Corporation), or the Company, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the interim statements of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company’s 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2010.

Under Accounting Standards Codification Topic (ASC) 855, “Subsequent Events,” the Company has evaluated all subsequent events through the date these consolidated financial statements were issued.

Liquidity

As of June 30, 2011, liquid assets consisted primarily of cash and cash equivalents of $5,247,000 and marketable securities of $2,540,000, totaling $7,787,000.  For the six months ended June 30, 2011, the Company had negative cash flows from operations of $1,978,000.  Management believes that it has the ability to delay or reduce expenditures if necessary in order to continue to operate the business for the foreseeable future.  Additionally, management is pursuing raising strategic capital. Failure to generate sufficient cash flows from operations, reduce spending or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements.

Segment Reporting

In January 2011, the Company’s wholly owned broker dealer subsidiary, Merriman Capital, Inc. (MC), formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its OTCQX Advisory Services (OTCQX) offering and fee structure. Accordingly, effective January 1, 2011, the Company reorganized its business around three operating segments: MC, Riverbank and OTCQX. The Company's reportable segments are strategic business units that offer products and services which are compatible with our core business strategy.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Significant Accounting Policies – continued

Securities Owned

Securities owned in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statements of operations.   The securities owned are classified into marketable and non-marketable.  Marketable securities are those that can readily be sold, either through an exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under the Federal Securities Act of 1933 provided by SEC Rule 144 (Rule 144) or have some restriction on their sale whether or not a buyer is identified.

 Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectability of outstanding invoices is continually assessed. In estimating the allowance for doubtful accounts, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay.  As of June 30, 2011 and December 31, 2010, the Company recorded $55,000 and 436,000 as an allowance for uncollectible accounts, respectively.

Accounts receivable are reported net of liabilities to the extent a legal right of offset exists.  As of June 30, 2011, there were no liabilities offset against accounts receivable.

The Company had $0 and $330,000 outstanding accounts receivable pledged as collateral to secure a promissory note as of June 30, 2011 and December 31, 2010, respectively, which are included in accounts receivable, net in the Company’s statements of financial condition.  Also refer to Note 3 – Issuance of Notes.

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions and bonus payable, accrued expenses and other, and deferred revenue, approximate their fair values.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

1. Significant Accounting Policies — continued

Riverbank Revenues

The Company recognizes revenues earned by Riverbank on a gross basis in accordance with ASC 605-45, “Revenue Recognition:  Principal Agent Considerations,” as the Company is the primary obligor in the arrangements entered into by Riverbank.   Revenues earned by Riverbank are recognized consistent with the Company’s revenue recognition policies as disclosed herein.

Other Revenues

The Company provides OTCQX Advisory Services, in the form of assistance to its clients in listing on OTCQX, the premier OTC market tier, along with other services that facilitate their access to institutional capital markets.  Effective January 1, 2011, the Company repositioned its service offerings and fee structure for OTCQX.  OTCQX Advisory Services revenues are primarily recognized on a straight-line basis from the completion of the due diligence until the end of the engagement term, which is generally one year.

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

Cost of Underwriting Capital

The Company incurs fees on financing arrangements entered into to supplement underwriting capacity and working capital for the broker-dealer subsidiary.  These fees are recorded as cost of underwriting capital as incurred.

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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220):  Presentation of Comprehensive Income,” that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

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

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets.  These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable.   The Company determines the fair value of infrequently trading securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques.  Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock.  As of June 30, 2011 and December 31, 2010, the fair value of this type of securities included in securities owned in the statements of financial condition is $571,000 and $58,000, respectively.  Had these securities been valued using observed closing prices, the total value of the securities would have been $622,000 and $75,000 as of June 30, 2011 and December 31, 2010, respectively.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,763,785	$-	$570,516	$2,334,301
Stock warrants	-	-	1,650,138	1,650,138
Underwriters' purchase option	-	-	21,108	21,108
Preferred stock	-	-	632	632

Total securities owned	$1,763,785	$-	$2,242,394	$4,006,179

Liabilities:
Securities sold, not yet purchased	122,350	-	-	122,350

Total fair value liabilities	$122,350	$-	$-	$122,350

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,241,760	-	$57,797	$1,299,557
Stock warrants	-	-	2,324,901	2,324,901
Underwriters' purchase option	-	-	1,518,465	1,518,465
Preferred stock	-	-	251	251

Total securities owned	$1,241,760	$-	$3,901,414	$5,143,174

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended June 30, 2011 and 2010:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at March 31, 2011	$26,167	$2,946,136	$55,907	$288	$3,028,498
Purchases or receipt (a)	-	71,257	-	-	71,257
Sales or exercises	296,786	(318,746)	-	-	(21,960)
Gains / (losses)
Realized	(2,955)	-	-	-	(2,955)
Unrealized	250,518	(1,048,509)	(34,799)	344	(832,446)
Balance at June 30, 2011	$570,516	$1,650,138	$21,108	$632	$2,242,394

Change in unrealized gains (losses) relating to instruments still held at June 30, 2011	$250,518	$(989,351)	$(34,799)	$344	$(773,288)

(a) Includes purchases of securities and securities received for services

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock	Total
Balance at March 31, 2010	$227,003		$1,186,716	$304,607	$470	$1,718,796
Purchases or receipt (a)	95,000		107,560	74,903	-	277,463
Sales or exercises	-		-	(11,660)	-	(11,660)
Transfers out of	(164,993	) (b)	-	-	-	(164,993)
Gains / (losses)
Unrealized	(114,219)		54,434	41,091	149	(18,545)
Balance at June 30, 2010	$42,791		$1,348,710	$408,941	$619	$1,801,061

Change in unrealized gains (losses) relating to instruments still held at June 30, 2010	$(114,219)		$54,434	$41,091	$149	$(18,545)

(a) Includes purchases of securities and securities received for services
(b) Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the six months ended June 30, 2011 and 2010:

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock	Total
Balance at December 31, 2010	$57,797		$2,324,901	$1,518,465	$251	$3,901,414
Purchases or receipt (a)	2,955		375,846	-	-	378,801
Sales or exercises	268,309		(369,821)	(881,804)	-	(983,316)
Transfers out of	(10,658	) (b)	-	-	-	(10,658)
Gains (losses):
Realized	(292,278)		(13,342)	-	-	(305,620)
Unrealized	544,391		(667,446)	(615,553)	381	(738,227)
Balance at June 30, 2011	$570,516		$1,650,138	$21,108	$632	$2,242,394

Change in unrealized gains (losses) relating to instruments still held at June 30, 2011	$253,788		$(637,854)	$(44,051)	$381	$(427,736)

(a) Includes purchases of securities and securities received for services
(b) Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency.

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock		Total
Balance at December 31, 2009	$21,731		$1,575,481	$-	$-		$1,597,212
Purchases or receipt (a)	95,000		316,184	462,399	-		873,583
Sales or exercises	-		(409,528)	-	-		(409,528)
Transfers into	210,747	(b)	-	-	435	(b)	211,182
Transfers out of	(21,731)	(c)	-	-	-		(21,731)
Gains (losses):
Unrealized	(262,956)	-	(133,427)	(53,458)	184		(449,657)
Balance at June 30, 2010	$42,791		$1,348,710	$408,941	$619		$1,801,061

Change in unrealized gains (losses) relating to instruments still held at June 30, 2010	$(262,956)		$(133,427)	$(53,458)	$184		$(449,657)

(a) Includes purchases of securities and securities received for services
(b) Principally reflects transfers from Level 1, due to reduced trading activity or availability of market data, and therefore price transparency, on the underlying instruments.
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

Transfers within the Fair Value Hierarchy

The Company assesses our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the three and six months ended June 30, 2011.

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

The total proceeds of $1,000,000 raised in the transaction above is accounted for as an issuance of debt with stock.  The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument.  Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes.  As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

As of June 30, 2011, the Subordinated Notes of $841,000, net of $159,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  The discount on the note is amortized over the term of the loan using the effective interest method.  For the three and six months ended June 30, 2011, the Company incurred $35,000 and $69,000 in interest on the Subordinated Notes, respectively.  Total interest of $65,000 remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to a secured promissory note (2010 Chez Secured Promissory Note).  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from MC with the proceeds of the transaction being used for such purchase.   The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable became due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for MC. As of December 31, 2010, the 2010 Chez Secured Promissory Note of $330,000 remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

 On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  For the three and six months ended June 30, 2011, the Company incurred $42,000 in fees in relation to this note.  On March 24, 2011, all principal and related fees were paid and no balance remains outstanding.

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

The total proceeds of $300,000 raised in the transaction above is accounted for as an issuance of debt with stock.  The total proceeds of $300,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on such allocation method, the value of the stock issued in connection with the Unsecured Promissory Notes was $106,000, which was recorded as a discount on the debt and applied against the Unsecured Promissory Notes.  As of December 31, 2010, Unsecured Promissory Notes of $260,000, net of $40,000 discount, remain outstanding and is included in notes payable in the Company’s consolidated statements of financial condition.

On January 31, 2011, the Company amended its Unsecured Promissory Notes to extend their maturity dates from January 31, 2011 to December 31, 2011.  The interest rate from the amendment date to the maturity date was increased to 13%.  Furthermore, the additional common stock consideration was cancelled and returned to the Company, as such $65,000 of previously amortized discount on debt was reversed during the three months ended March 31, 2011.  As of June 30, 2011, $300,000 of the Unsecured Promissory Notes remains outstanding and is included in notes payable in the Company’s consolidated statements of financial condition.  For the three and six months ended June 30, 2011, the Company incurred $10,000 and $19,000 in interest in relation to this note, respectively.  Total interest of $25,000 remains outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Notes — continued

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company, pursuant to a series of secured promissory notes (Secured Promissory Notes).  The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants).  86 Warrants were issued for each $1,000 invested.  A total of 238,220 Warrants were issued.  The Warrants issued to directors, officer, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. These notes are secured by security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.  Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.  The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above was accounted for as an issuance of debt with warrants.  The total proceeds of $2,770,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

As of June 30, 2011, $1,291,000 of the Secured Promissory Notes, net of $209,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. The remaining Secured Promissory Notes issued to Insiders of $1,089,000, net of  $181,000 discount, are included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three months ended June 30, 2011, the Company incurred $63,000 in interest in relation to this note, all of which remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly.  This note is secured by security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.  Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of June 30, 2011, $330,000 of the 2011 Chez Secured Promissory Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three months ended June 30, 2011, the Company incurred $5,000 in interest in relation to this note, all of which remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

Temporary Subordinated Loan

During the first quarter of 2011, the Company issued a loan in the form of temporary subordinated loans to supplement the Company’s net capital and enable it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  All temporary subordinated loan transactions are disclosed separately in Note 11 – Related Party Transactions.

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  Seven shares of Series D Preferred are convertible into one share of common stock of the Company.  Holders of the Series D Convertible Preferred Stock are entitled to a 6% annual dividend payable monthly in arrears. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D Convertible Preferred Stock are first paid.  For the three and six months ended June 30, 2011, total Series D Convertible Preferred Stock dividends were $138,000 and $278,000 respectively.  As of June 30, 2011, the Company has an outstanding cash dividends payable of $45,000 which are included in accounts payable in the consolidated statements of financial condition.

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

The table below represents a list of potentially dilutive securities outstanding as of June 30, 2011:

	Potentially	Weighted-Average
	Dilutive	Exercise Price
	Securities	or
	Outstanding	Converion Price

Series D convertible preferred stock warrants	3,388,677	$4.55
Conversion of Series D preferred stock	3,002,384	-
Stock options	1,684,496	5.09
Warrants issued in connection with Secured Promissory Notes	238,220	2.25
Other outstanding warrants	759,286	4.47
Common stock payable for legal settlement	52,372	-
Potentially dilutive securities	9,125,435	$3.06

5. Stock-Based Compensation Expense

Stock Options

 As of June 30, 2011, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of June 30, 2011, 123,100 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three and six months ended June 30, 2011 was $300,000 and $616,000, respectively.  Compensation expense for stock options during the three and six months ended June 30, 2010 was $544,000 and $997,000, respectively.

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2011:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2010	1,665,083	$5.85
Granted	277,892	2.47
Exercised	-	-
Cancelled	(258,479)	(7.14)

Outstanding at June 30, 2011	1,684,496	$5.09

Exercisable at June 30, 2011	567,148	$6.43

Vested and expected to vest as of June 30, 2011	1,556,037

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at June 30, 2011:

	Options Outstanding at June 30, 2011				Vested Options at June 30, 2011
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	1,108,979	8.63	$2.72	$-	324,248	$2.92	$-
$3.5000 - $6.9999	135,868	8.61	5.77	-	48,183	5.63	-
$7.0000 - $10.4999	366,560	8.35	8.43	-	145,699	8.43	-
$10.5000 - $13.9999	24,385	6.54	11.43	-	13,939	11.76	-
$14.0000 - $27.9999	32,415	3.17	23.05	-	19,560	20.53	-
$28.0000 - $48.9999	12,413	5.93	32.85	-	11,643	33.02	-
$49.0000 - $84.4999	3,876	3.78	64.59	-	3,876	64.59	-

	1,684,496	8.41	$5.09	$-	567,148	$6.43	$-

As of June 30, 2011, total unrecognized compensation expense related to unvested stock options was $2,834,000. This amount is expected to be recognized as expense over a weighted-average period of 2.75 years.

The weighted average fair value of each stock option granted for the three and six months ended June 30, 2011 was $1.80 and $1.88, respectively.  The weighted average fair value of each stock option granted for the three and six months ended June 30, 2010 was $3.85 and $4.27, respectively.  The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

Expected Volatility	122.83%	135.77%
Average expected term (years)	3.73	2.66
Risk-free interest rate	1.52%	1.42%
Dividend yield	-	-

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three and six months ended June 30, 2011 was $5,000 and $13,000, respectively.  Compensation expense for restricted stock during the three and six months ended June 30, 2010 was $27,000 and ($244,000), respectively.  The Company had a negative stock compensation expense for the six months ended June 30, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated during the first quarter of 2010.

The following table is a summary of the Company's restricted stock activity for the six months ended June 30, 2011:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2010	10,831	$6.68	$23,828
Granted	18,382	2.72
Vested	(4,462)	(4.90)
Cancelled	(7,900)	(6.23)

Balance as of June 30, 2011	16,851	$2.72	$43,813

Vested and expected to vest as of June 30, 2011	16,177

The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and six months ended June 30, 2011 was $2.72 per share.  The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and six months ended June 30, 2010 was $4.48 and $5.60 per share, respectively.   The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of June 30, 2011, total unrecognized compensation expense related to restricted stock was $41,000. This expense is expected to be recognized over a weighted-average period of 2.4 years.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $36,000 and $90,000 for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, the Company recorded accrued expenses of $97,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Discontinued Operations

Panel Intelligence LLC

In December 2008, management determined that the sale of Panel would reduce investments required to develop Panel’s business and generate capital necessary for the Company’s core business.   The sale of Panel was completed in January 2009.  Management determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations.   For the three and six months ended June 30, 2010, income from discontinued operations related to Panel was $33,000.  For the three and six months ended June 30, 2011, income from discontinued operations related to Panel was $0.

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of MC, for $2,000,000 to a group of investors who were also its employees in order to raise capital. In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC.  The Company discontinued the support of the ICD business, and did not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

As of December 31, 2010 and June 30, 2011, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

For the three and six months ended June 30, 2011, income from discontinued operations related to ICD was $0.  For the three and six months ended June 30, 2010, income from discontinued operations related to ICD was $27,000 and $62,000, respectively.

7. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision for the interim period is determined using this estimated annual effective tax rate. For the six months ended June 30, 2011 and 2010, we recorded $3,000 and $29,000 of income tax expense, respectively.  The decrease in federal and state income taxes in 2011 was primarily due to year to date pre-tax book loss.

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

The Company does not have any unrecognized tax benefits or any associated accrued interest or penalties. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss from continuing operations	$(3,025,584)	$(2,492,613)	$(2,582,818)	$(2,186,753)

Income from discontinued operations	-	60,617	-	95,104

Net loss	$(3,025,584)	$(2,431,996)	$(2,582,818)	$(2,091,649)
Convertible preferred stock, series D dividends	(137,708)	(147,900)	(277,779)	(299,700)
Net loss attributable to common shareholders - basic and diluted	$(3,163,292)	$(2,579,896)	$(2,860,597)	$(2,391,349)

Weighted-average number of common shares -basic	2,461,825	1,947,315	2,406,677	1,885,355
Assumed exercise or conversion of all potentially dilutive common shares outstanding	-	-	-	-
Weighted-average number of common shares -diluted	2,461,825	1,947,315	2,406,677	1,885,355

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(1.23)	$(1.28)	$(1.07)	$(1.16)
Income from discontinued operations	-	0.03	-	0.05

Net loss per share	$(1.23)	$(1.25)	$(1.07)	$(1.11)

Net loss per share attributable to common shareholders	$(1.28)	$(1.32)	$(1.19)	$(1.27)

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Earnings (Loss) per Share — continued

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive. Interest and dividends are also not considered since including them in the calculation of diluted loss per share would be anti-dilutive.

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

9. Regulatory Requirements

Merriman Capital, Inc. is a broker-dealer subject to Rule 15c3-1 of the SEC, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2011, Merriman Capital, Inc. had regulatory net capital, as defined, of $3,765,000, which exceeded the amount required by $3,387,000.  MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Contingencies

Litigation

The Company is involved in the following lawsuits:

Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability.  On May 9, 2011, the case was settled by mutual agreement.  (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now part of the consolidated cases.)  In June 2011, the Company amended the settlement agreement and accrued additional litigation settlement expenses.  The Company has appropriately accrued for settlement in this case as of June 30, 2011.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

Change of Control Agreements

In May 2011, the Company and its broker dealer subsidiary, Merriman Capital, Inc., entered into a series of Change of Control Agreements with six members of management whereby the Company or MC agreed to make payments to the individuals in the event there is a change of control.  Each Change in Control Agreement was structured as a “double trigger” which means that, in order to be entitled to the payment, there must be (i) a change in control, followed by (ii) a termination or constructive termination of the individual within twelve months of the change in control.

The individuals with whom the Company entered into Change of Control Agreements, together with the amount due to such individual, are as follows: (i) D. Jonathan Merriman, Co-Chairman and CEO of the Company, who is entitled to a payment equal to three times his base salary plus one time his most recent year’s bonus (Merriman’s bonus compensation structure was recently revised to be based on revenue generation); (ii) Alex Seiler, CEO of MC, who is entitled to a payment equal to (A) five times base salary, if triggered in the initial 12 months of the agreement, and (B) an amount equal to three times base salary plus one times most recent year’s bonus, if triggered after the initial 12 months of the agreement; (iii) Jack Thrift, CFO of the Company and MC, who is entitled to a payment equal to two times his base salary; (iv) Michael Marrus, Head of Investment Banking of MC, who is entitled to a payment equal to one times his base salary; (v)  Paul Kent, Head of Equity Capital Markets, who is entitled to a payment equal to one times his base salary; and (vi) Michael Doran, General Counsel of MC, who is entitled to a payment equal to one times his base salary.

Each Change of Control Agreement is for an initial term of four years, and after the first one year period and each successive one year period renews automatically for a further one year period unless terminated by either party.  Each Change of Control Agreement also provides for acceleration of vesting of all options and restricted stock and payment of health and other benefits for one year.  As of June 30, 2011, no trigger events have been met.

As of August 10, 2011, the following officers and executives of the Company voluntarily terminated their change of control agreements: Jon Merriman, Jack Thrift, Paul Kent and Michael Doran.  In doing so, they forgave any potential remuneration arising in connection with those agreements.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Related Party Transactions

Subordinated Notes Payable to Related Parties

As mentioned in Note 3, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Subordinated Notes.   The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013.  As of June 30, 2011, the Subordinated Notes of $841,000, net of $159,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three and six months ended June 30, 2011, the Company incurred $35,000 and $69,000 as fees on the Subordinated Notes.  Total interest of $65,000 remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.  As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to the 2010 Chez Secured Promissory Note.  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary with the proceeds of the transaction being used for such purchase.   It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock; and (ii) a cash fee of $15,000.  The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  As of December 31, 2010, the 2010 Chez Secured Promissory Note of $330,000 remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  For the three and six months ended June 30, 2011, the Company incurred $42,000 in fees in relation to this note.  On March 24, 2011, all principal and related fees have been paid and no balance remains outstanding.

Temporary Subordinated Loan

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Chez $56,000 in fees for this loan and is included in cost of underwriting capital in the consolidated statements of operations.  On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding as of June 30, 2011.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Related Party Transactions – continued

Secured Promissory Notes

As mentioned in Note 3 above, in April 2011, the Company raised a total of $2,770,000 from 24 investors, of which $1,270,000 was from 11 directors, officer, consultants or employees of the Company (collectively, the Insiders), pursuant to a series of Secured Promissory Notes.   The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.  The Insider Warrants will not be exercisable unless first approved by the Company’s stockholders.  As collateral security for these Secured Promissory Notes, the Company grants the holders, a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.  Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of June 30, 2011, $1,089,000 of the Secured Promissory Notes issued to Insiders, net of $181,000 of discount, remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three months ended June 30, 2011, the Company incurred $29,000 in interest in relation to this note issued to Insiders, all of which remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly.  As collateral security for these Secured Promissory Notes, the Company grants the holders, a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.  Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of June 30, 2011, $330,000 of the 2011 Chez Secured Promissory Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three and six months ended June 30, 2011, the Company incurred $5,000 in interest in relation to this note, all of which remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $36,000 and $90,000 for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, the Company recorded accrued expenses of $97,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Segment Reporting

Effective January 1, 2011, the Company’s business results are categorized into the following three segments:  MC, Riverbank and OTCQX.  The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients.  The Riverbank segment includes capital raising services through a network of independent investment bankers and OTCQX include assistance to corporate issuers in listing on OTCQX, the premier OTC market tier, along with other services that facilitate the access to institutional capital markets.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues
MC	$3,653,883	$6,121,806	$11,564,898	$15,274,390
Riverbank	1,630,464	-	3,176,681	-
OTCQX	125,239	57,009	192,374	275,915
Total segment revenues	5,409,586	6,178,815	14,933,953	15,550,305
Consolidation items and elimination	(8,854)	(19,194)	(7,132)	(4,766)
Consolidated revenues	$5,400,732	$6,159,621	$14,926,821	$15,545,539

Segment loss
MC	$(2,659,439)	$(1,943,929)	$(2,368,041)	$(1,394,631)
Riverbank	18,330	-	91,565	-
OTCQX	(51,142)	(20,741)	(37,906)	159,524
Total segment loss	(2,692,251)	(1,964,670)	(2,314,382)	(1,235,107)
Consolidation items and elimination	(333,333)	(527,943)	(268,436)	(951,646)
Consolidated loss from continuing operations	$(3,025,584)	$(2,492,613)	$(2,582,818)	$(2,186,753)

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Subsequent Events

Change of Control Agreements

As mentioned in Note 10 above, as of August 10, 2011, the following officers and executives of the Company voluntarily terminated their change of control agreements awarded to them in May 2011: Jon Merriman, Jack Thrift, Paul Kent and Michael Doran.  In doing so, they forgave any potential remuneration arising in connection with those agreements.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on Page 50 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

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

We are headquartered in San Francisco, with an additional office in New York, NY. As of June 30, 2011, we had 76 employees.  Merriman Capital, Inc. is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Executive Summary

Our total revenues were $5,401,000 for the three months ended June 30, 2011, which represented a 12% decrease over the same period in 2010.  This decrease was primarily attributable to a decline in our commission business and to unrealized losses from our warrant portfolio.  Our commission revenues for the same period decreased 26% year-over-year, due primarily to lower trading volume.  Investment banking revenue increased by 89% year over year primarily due to banking transactions completed by our new division, Riverbank.  Additionally, for the three months ended June 30, 2011, we incurred a net loss of $711,000 from principal transactions, $750,000 of which was due to net unrealized losses on our investment portfolio and $39,000 of which was attributable to net gains from our trading and proprietary operations.  This compared to a net gain of $383,000 for the same period in 2010, which was comprised of a net loss of $136,000 from our investment portfolio and a net gain of $519,000 from our trading and proprietary operations.  For the three months ended June 30, 2011, loss from continuing operations was $3,026,000 or $1.23 per share.

Business Environment

Uncertainty in the global macro environment affected capital markets and caused a paralysis in equity portfolios during the second quarter of 2011.  U.S. equity indices ended the second quarter relatively flat as compared to the end of the first quarter of 2011.  The flow of funds into U.S. equity funds was positive for the first five months of 2011, but reversed course sharply in June as investors withdrew $19.8 billion from stock and mixed equity funds.  However, IPO activity in the U.S. was robust in the second quarter of 2011, as evidenced by the 47 initial offerings which raised $11.9 billion, 37% of which were in the technology industries.

During the first half of 2011, approximately half of all IPO offerings were completed by companies in the following industrial classifications; technology, media, telecom, energy and consumer.  Merriman Holdings, Inc. services companies in these industries.  As the Company continues to examine the opportunities in 2011, we note that the current backlog of companies filing for an IPO includes a preponderance of companies in these industries as well.

More and more securities offerings are being completed within the exemptive provisions of the Securities Acts.  The Company anticipates that this trend will continue as fast-growing companies navigate the most advantaged path to accessing capital markets in the future.  We continue to assist companies in private securities transactions and through offerings on the OTCQX.

Liquidity and Capital Resources

MC, as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2011, Merriman Capital, Inc. had regulatory net capital, as defined, of $3,765,000, which exceeded the amount required by $3,387,000.

As of June 30, 2011, liquid assets consisted primarily of cash and cash equivalents of $5,247,000 and marketable securities of $2,540,000, totaling $7,787,000.  For the six months ended June 30, 2011, the Company had negative cash flows from operations of $1,978,000.  Management believes that it has the ability to delay or reduce expenditures if necessary in order to continue to operate the business for the foreseeable future.  Additionally, management is pursuing raising strategic capital. Failure to generate sufficient cash flows from operations, reduce spending or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenue:
Commissions	$3,055,582	$4,136,074	$6,987,365	$7,442,727
Principal transactions	(710,929)	382,942	492,983	176,161
Investment banking	2,870,897	1,515,637	7,150,633	7,562,310
Advisory and other fees	185,182	124,968	295,840	364,341

Total revenue	5,400,732	6,159,621	14,926,821	15,545,539

Operating expenses:
Compensation and benefits	5,701,883	5,042,126	11,922,903	10,598,377
Brokerage and clearing fees	333,197	333,081	760,946	770,171
Professional services	410,084	476,012	921,103	738,561
Occupancy and equipment	469,647	497,237	923,720	971,840
Communications and technology	529,419	544,403	1,008,469	1,086,476
Depreciation and amortization	30,007	100,363	96,405	202,854
Travel and business development	235,123	353,061	546,617	651,569
Legal services and litigation settlement expense	276,734	691,480	445,360	1,012,592
Cost of underwriting capital	-	230,000	97,625	960,576
Other	350,586	385,423	638,336	713,349

Total operating expenses	8,336,680	8,653,186	17,361,484	17,706,365

Operating loss	(2,935,948)	(2,493,565)	(2,434,663)	(2,160,826)
Other income	11,601	29,319	11,601	29,319
Interest expense, net	(156,091)	(14,644)	(156,412)	(26,229)

Loss from continuing operations before
income taxes	(3,080,438)	(2,478,890)	(2,579,474)	(2,157,736)
Income tax benefit (expense)	54,854	(13,723)	(3,344)	(29,017)

Loss from continuing operations	(3,025,584)	(2,492,613)	(2,582,818)	(2,186,753)
Income on discontinued operations	-	60,617	-	95,104

Net loss	$(3,025,584)	$(2,431,996)	$(2,582,818)	$(2,091,649)
Preferred stock cash dividend	(137,708)	(147,900)	(277,779)	(299,700)

Net loss attributable to common shareholders	$(3,163,292)	$(2,579,896)	$(2,860,597)	$(2,391,349)

Our total revenues during the second quarter of 2011 decreased by $759,000 or 12% compared to the same period in 2010.  Of the total decrease in revenues, commissions were lower by $1,080,000 while principal transactions contributed to an additional $1,094,000 decrease.  However, investment banking revenues were $1,355,000 or 89% higher during the second quarter of 2011 as compared to the same period in 2010.  Other revenues also increased by 48% or $60,000 mostly due to the expansion of our OTCQX advisory services as we sponsored more companies in the OTCQX Markets.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Capital raising	$2,410,231	$1,082,262	$5,512,012	$7,020,601
Financial advisory	460,666	433,375	1,638,621	541,709

Total investment banking revenue	$2,870,897	$1,515,637	$7,150,633	$7,562,310

Transaction Volumes:
Public offerings:
Capital underwritten participations	$153,563,946	$55,000,000	$305,563,946	$238,500,000
Number of transactions	3	1	7	4
Private placements:
Capital raised	$384,726,068	$-	$643,669,923	$94,369,150
Number of transactions	6	-	10	7
Financial advisory:
Transaction amounts	$-	$10,500,000	$59,000,000	$28,028,500
Number of transactions	-	1	2	3

Our investment banking revenue was $2,871,000 or 53% of our total revenue during the second quarter of 2011, representing an 89% increase from the same quarter in 2010.  Of the total capital raising revenue during the quarter ended June 30, 2011, $1,624,000 was generated by our Riverbank segment, comprised of five private placement transactions totaling $372,226,000 of capital raised.  All other investment banking revenues during the quarter ended June 30, 2011 were generated by MC.  The decrease in the investment banking revenues generated by MC in the second quarter of 2011 was primarily due to lower fees per transactions as compared to the second quarter of 2010.

During the three months ended June 30, 2011, there was one investment banking client that accounted for more than 10% of our total revenue and two in the same period of 2010.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Commissions:
Institutional equities	$3,055,582	$4,136,074	$6,987,365	$7,442,727

Total commissions revenue	$3,055,582	$4,136,074	$6,987,365	$7,442,727

Principal transactions:
Customer principal transactions, proprietary trading and market making	$39,004	$519,032	$264,435	$912,484
Investment portfolio	(749,933)	(136,090)	228,548	(736,323)

Total principal transactions revenue	$(710,929)	$382,942	$492,983	$176,161

Transaction Volumes:
Number of shares traded	109,359,994	182,442,028	282,727,225	364,020,482

As of June 30, 2011 and 2010, our equity research analysts covered approximately 63 and 89 companies, respectively.

Commissions amounted to $3,056,000, or 57%, of our total revenue during the second quarter of 2011, representing a 26% decrease in such revenue from the same period in 2010. The decrease was mostly attributable to lower trading volume.

Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers.  For the three months ended June 30, 2011, we incurred a net loss of $711,000 from principal transactions, $750,000 of which was due to net unrealized losses on our investment portfolio and $39,000 of which was attributable to net gains from our trading and proprietary operations.  This compared to a net gain of $383,000 for the same period in 2010, which was comprised of a net loss of $136,000 from our investment portfolio and a net gain of $519,000 from our trading and proprietary operations.  For the three months ended June 30, 2011, loss from continuing operations was $3,026,000 or $1.23 per share.

During the second quarter of 2011, there were no brokerage customers that accounted for more than 10% of our total revenue and one in the second quarter of 2010.

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

The following table sets forth the major components of our compensation and benefits for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Incentive compensation and discretionary bonuses	$3,387,055	$2,248,583	$7,147,133	$5,212,412
Salaries and wages	1,673,135	1,772,448	3,387,235	3,525,377
Stock-based compensation	268,553	607,148	538,505	834,780
Payroll taxes, benefits and other	373,140	413,947	850,030	1,025,808

Total compensation and benefits	$5,701,883	$5,042,126	$11,922,903	$10,598,377

Total compensation and benefits as a percentage of core business revenue	93%	87%	83%	69%
Cash compensation and benefits as a percentage of core business revenue	89%	77%	79%	64%

Compensation and benefits expense increased by $660,000 or 13%, from the second quarter of 2010 to the second quarter of 2011.  Of the total compensation and benefits for the three months ended June 30, 2011, $1,566,000 was for personnel at Riverbank.  For the three months ended June 30, 2011 and 2010, $172,000 and $76,000 was incurred by OTCQX, respectively.   MC incurred total compensation and benefits of $3,970,000 and $4,885,000 for the three months ended June 30, 2011 and June 30, 2010, respectively, or a decrease of $915,000 due mostly to decrease in commissions expense, consistent with lower commissions agency revenue earned and lower stock-based compensation expense during second quarter of 2011.  Corporate items accounted for ($6,000) and $81,000 of total compensation and benefits for the three months ended June 30, 2011 and 2010, respectively.  The decrease is primarily related to the decrease in stock compensation expense due to modification of warrants during 2011, which also resulted in a negative corporate compensation and benefits expense for the three months ended June 30, 2011.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of core business revenue increased to 89% of revenues during the second quarter of 2011 as compared to 77% in the same period in 2010. This increase was primarily due to $1,566,000 of compensation and benefits incurred by Riverbank which were all cash-based compensation.

Stock-based compensation expense decreased by 56% year over year. The decrease in stock-based compensation expense can be attributed to cancellations of options and restricted stocks due to employee terminations during the quarter and due to the lower fair value of the equity grants made during the first half of 2011 than 2010.

There were two sales professional that accounted for more than 10% of our total revenue during the three months ended June 30, 2011 and in the same period of 2010.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Capital, Inc. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Capital, Inc. and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees remained almost flat during the second quarter of 2011 compared to the same period in 2010 even though trading volume decreased.  This is mostly due to our option trading business wherein our trade execution charges are relatively higher compared to equity trades.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. The slight decrease of $15,000, or 3%, in the second quarter of 2011 over the second quarter of 2010 was primarily due to our continued cost reduction program.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of $70,000 or 70% in the second quarter of 2011 over the same period in 2010 is a result of fewer purchases of equipment and leasehold improvements combined with full depreciation of certain assets, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by our investment bankers, travel costs for our research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors.  The decrease of $118,000, or 33%, year over year, is due to continued cost reduction measures as well as lower headcount.

Legal services and litigation settlement expenses were incurred in connection with our activities in prior years.  The decrease of $415,000 or 60% is primarily due to the fact that most cases have been concluded towards the end of 2010, as such lower legal fees were incurred in the second quarter of 2011.

Cost of underwriting capital includes expenses incurred directly related to underwriting deals, such as cost of borrowing to be able to underwrite offerings as required by FINRA rules.  During the three months ended June 30, 2011, the Company had no borrowings under these types of arrangements, and accordingly, there were no cost of underwriting incurred.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies, write-off of receivables, and other miscellaneous expenses.   The decrease of $35,000 in the second quarter of 2011 over the second quarter of 2010 is mostly due to lower advertising costs as we continue to reduce our expenses.

Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the six months ended June 30, 2011 and 2010, we recorded $3,000 and $29,000 of income tax expense, respectively.  The decrease in federal and state income taxes in 2011 was primarily due to year to date pre-tax book loss.

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

The Company does not have any unrecognized tax benefits or any associated accrued interest or penalties. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three and six months ended June 30, 2011 and 2010. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Change of Control Agreements

In May 2011, the Company and its broker dealer subsidiary, Merriman Capital, Inc., entered into a series of Change of Control Agreements with six members of management whereby the Company or MC agreed to make payments to the individuals in the event there is a change of control.  Each Change in Control Agreement was structured as a “double trigger” which means that, in order to be entitled to the payment, there must be (i) a change in control, followed by (ii) a termination or constructive termination of the individual within twelve months of the change in control.

The individuals with whom the Company entered into Change of Control Agreements, together with the amount due to such individual, are as follows: (i) D. Jonathan Merriman, Co-Chairman and CEO of the Company, who is entitled to a payment equal to three times his base salary plus one time his most recent year’s bonus (Merriman’s bonus compensation structure was recently revised to be based on revenue generation); (ii) Alex Seiler, CEO of MC, who is entitled to a payment equal to (A) five times base salary, if triggered in the initial 12 months of the agreement, and (B) an amount equal to three times base salary plus one times most recent year’s bonus, if triggered after the initial 12 months of the agreement; (iii) Jack Thrift, CFO of the Company and MC, who is entitled to a payment equal to two times his base salary; (iv) Michael Marrus, Head of Investment Banking of MC, who is entitled to a payment equal to one times his base salary; (v)  Paul Kent, Head of Equity Capital Markets, who is entitled to a payment equal to one times his base salary; and (vi) Michael Doran, General Counsel of MC, who is entitled to a payment equal to one times his base salary.

Each Change of Control Agreement is for an initial term of four years, and after the first one year period and each successive one year period renews automatically for a further one year period unless terminated by either party.  Each Change of Control Agreement also provides for acceleration of vesting of all options and restricted stock and payment of health and other benefits for one year.  As of June 30, 2011, no trigger events have been met.

As of August 10, 2011, the following officers and executives of the Company voluntarily terminated their change of control agreements awarded to them in May 2011: Jon Merriman, Jack Thrift, Paul Kent and Michael Doran.  In doing so, they forgave any potential remuneration arising in connection with those agreements.

Other Commitments

The following table summarizes our significant commitments as of June 30, 2011, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Operating	Operating
	& Related Interest	Commitments	Leases	Total

2011	$516,808	$783,635	$799,748	$2,100,191
2012	357,169	276,533	1,127,838	1,761,540
2013	1,586,239	15,827	663,450	2,265,516
2014	3,254,836	-	-	3,254,836

Total commitments	$5,715,052	$1,075,995	$2,591,036	$9,382,083

Loss from Discontinued Operations

Panel Intelligence LLC

In December 2008, management determined that the sale of Panel would reduce investments required to develop Panel’s business and generate capital necessary for the Company’s core business.   The sale of Panel was completed in January 2009.  Management determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations.   For the three and six months ended June 30, 2010, income from discontinued operations related to Panel was $33,000.  For the three and six months ended June 30, 2011, income from discontinued operations related to Panel was $0.

Institutional Cash Distributors

On January 16, 2009, the Company entered into an agreement to sell the assets of Institutional Cash Distributors (ICD), a division of MC, for $2,000,000 to a group of investors who were also its employees in order to raise capital. In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC.  The Company discontinued the support of the ICD business, and will not have significant involvement going forward. The Company determined that the criteria for discontinued operations under guidance ASC Topic 205, “Discontinued Operations”, have been met as of June 30, 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations.

As of December 31, 2010 and June 30, 2011, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

For the three and six months ended June 30, 2011, income from discontinued operations related to ICD was $0.  For the three and six months ended June 30, 2010, income from discontinued operations related to ICD was $27,000 and $62,000, respectively.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that we will be able to realize the benefit of our deferred tax assets as of June 30, 2011 and 2010 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Related Party Transactions

Subordinated Notes Payable to Related Parties

As mentioned in Note 3 – Issuance of Notes of the Notes to the Consolidated Financial Statements in Item 1 of Part 1, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom are directors, officers or employees of the Company, pursuant to a series of Subordinated Notes.   The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013.  As of June 30, 2011, the Subordinated Notes of $841,000, net of $159,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three and six months ended June 30, 2011, the Company incurred $35,000 and $69,000 as fees on the Subordinated Notes.  Total interest of $65,000 remain outstanding as of June 30, 2011and is included in accrued expenses and other in the consolidated statements of financial condition.  As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, our Co-Chairman of the Board of Directors, pursuant to the 2010 Chez Secured Promissory Note.  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from the Company’s broker dealer subsidiary with the proceeds of the transaction being used for such purchase.   It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock; and (ii) a cash fee of $15,000.  The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  As of December 31, 2010, the 2010 Chez Secured Promissory Note of $330,000 remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.  For the three and six months ended June 30, 2011, the Company incurred $42,000 in fees in relation to this note.  On March 24, 2011, all principal and related fees have been paid and no balance remains outstanding.

Temporary Subordinated Loan

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.  The Company compensated Mr. Chez $56,000 in fees for this loan and is included in cost of underwriting capital in the consolidated statements of operations.  On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding as of June 30, 2011.

Secured Promissory Notes

In April 2011, the Company raised a total of $2,770,000 from 24 investors, of which $1,270,000 was from 11 directors, officer, consultants or employees of the Company (collectively, the Insiders), pursuant to a series of Secured Promissory Notes.   The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly.  Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date.  86 Warrants were issued for each $1,000 invested.  The Insider Warrants will not be exercisable unless first approved by the Company’s stockholders.  As collateral security for these Secured Promissory Notes, the Company grants the holders, a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.  Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of June 30, 2011, $1,089,000 of the Secured Promissory Notes issued to Insiders, net of $181,000 of discount, remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three months ended June 30, 2011, the Company incurred $29,000 in interest in relation to this note issued to Insiders, all of which remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly.  As collateral security for these Secured Promissory Notes, the Company grants the holders, a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.  Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of June 30, 2011, $330,000 of the 2011 Chez Secured Promissory Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.  For the three and six months ended June 30, 2011, the Company incurred $5,000 in interest in relation to this note, all of which remain outstanding as of June 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $36,000 and $90,000 for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, the Company recorded accrued expenses of $97,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

Subsequent Events

Change of Control Agreements

As of August 10, 2011, the following officers and executives of the Company voluntarily terminated their change of control agreements awarded to them in May 2011: Jon Merriman, Jack Thrift, Paul Kent and Michael Doran.  In doing so, they forgave any potential remuneration arising in connection with those agreements.

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

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2011.

Changes in internal controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.         Legal Proceedings

Don Arata and Gary Thornhill, et al. v.  Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability.  On May 9, 2011, the case was settled by mutual agreement.  (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now part of the consolidated cases.)  In June 2011, the Company amended the settlement agreement and accrued additional litigation settlement expenses.  The Company has appropriately accrued for settlement in this case as of June 30, 2011.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

ITEM 1A. Risk Factors

In addition to the factors set forth below and the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 30, 2011, as amended by our Form 10-K/A filed on April 28, 2011.

  We may not be able to continue operating our business

The Company incurred significant losses in the six months ended June 30, 2011 and the year ended December 31, 2010. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in the six months ended June 30, 2011, and in 2010. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

Prior Claims on Assets in Liquidation

There can be no assurance that there will be any proceeds available in liquidation for holders of our Series D and Common Stock after payments to holders of our Secured Promissory Notes.  If there are any proceeds available to stockholders in liquidation, holders of our Series D Preferred have a liquidation preference over our common stock.

The holders of Series D Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.43 per share of Series D Convertible Preferred Stock (or $3.01 per share on a Common Stock Equivalent basis) plus all accrued but unpaid dividends on such shares, prior and in preference to, any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company.

Holders of Common Stock might receive nothing in liquidation, or receive much less than they would if there were no Secured Promissory Notes or Series D Convertible Preferred Stock outstanding.

Limitations on our access to capital and our ability to comply with net capital requirements could impair our ability to conduct our business

Liquidity, or ready access to funds, is essential to financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of importance to our trading business, and perceived liquidity issues may affect our customers and counterparties’ willingness to engage in brokerage transactions with us. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or operational problems that affect our trading capability.

The Company has historically accessed capital markets to raise money through the sale of equity.  Holders of our Series D Preferred Stock have certain rights and restrictive provisions which may affect our ability to continue to raise capital through the issuance of additional common stock.

MC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain, and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business. Furthermore, MC is subject to laws that authorize regulatory bodies to prevent or reduce the flow of funds from it to Merriman Holdings, Inc.

Factors which could impede our ability to access additional capital include the recent extreme volatility in the equity markets and our recent operating results.  If we are not able to access additional capital, we might not be able to meet our obligations in a timely manner, which would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Difficult market conditions could adversely affect our business in many ways.

Equity markets have recently been characterized by extreme volatility.  Difficult market and economic conditions and geopolitical uncertainties have, in the past, adversely affected, and may in the future adversely affect, our business and profitability in many ways. Weakness in equity markets and diminished trading volume of securities could adversely impact our brokerage business, from which we have historically generated more than half of our revenue. Industry-wide declines in the size and number of underwritings and mergers and acquisitions also would likely have an adverse effect on our revenue. In addition, reductions in the trading prices for equity securities also tend to reduce the deal value of investment banking transactions, such as underwriting and mergers and acquisitions transactions, which in turn may reduce the fees we earn from these transactions. As we may be unable to reduce expenses correspondingly, this would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We may experience significant losses if the value of our marketable security positions deteriorates.

We conduct active securities trading, market-making and investment activities for our own account, which subjects our capital to risks. These risks include market, credit, counterparty and liquidity risks, which could result in losses. These activities often involve the purchase, sale or short sale of securities as principal in markets that may be characterized as relatively illiquid, or that may be particularly susceptible to rapid fluctuations in liquidity and price. Losses resulting from such trading could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We have incurred losses for the period covered by this report in the recent past and may incur losses in the future.

The Company recorded net losses of $2,583,000 for the six months ended June 30, 2011 and $5,338,000 for the year ended December 31, 2010. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Risks Related to Ownership of Our Common Stock

We have issued Secured Promissory Notes with rights superior to those of our stockholders.

In April 2011, we sold and issued a total of $3,100,000 in Secured Promissory Notes in a private placement transaction.  The holders of the Secured Promissory Notes are entitled to receive interest on their investment at the rate of 10%, or approximately $310,000, per year.  If we are unable to meet our obligation to pay this interest, this would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

MERRIMAN HOLDINGS, INC.

August 15, 2011	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

August 15, 2011	By:	/s/ JACK A. THRIFT
Jack A. Thrift
Chief Financial Officer
(Principal Financial Officer)