Form 10-Q
period 2011-09-30
Merriman Holdings, Inc
filed 2011-11-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

The number of shares of Registrant’s common stock outstanding as of November 10, 2011 was 2,982,391.

Merriman Holdings, Inc.
Index

Page No.
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Statements of Operations For the Three Months and Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010	4

Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011and 2010	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48

ITEM 4. Controls and Procedures	49

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	50

ITEM 1A. Risk Factors	51

ITEM 6. Exhibits	53

Signatures	54

Certifications

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Commissions	$3,834,121	$3,959,937	$10,821,486	$11,402,663
Principal transactions	(910,382)	(309,422)	(417,399)	(133,261)
Investment banking	900,879	537,187	8,051,512	8,099,497
Other	261,920	49,124	557,759	413,465
Total revenues	4,086,538	4,236,826	19,013,358	19,782,364
Operating expenses:
Compensation and benefits	3,229,605	4,863,982	15,152,508	15,462,360
Brokerage and clearing fees	326,236	361,413	1,087,182	1,131,584
Professional services	421,576	456,533	1,342,679	1,195,094
Occupancy and equipment	483,834	479,205	1,407,554	1,451,045
Communications and technology	491,197	476,941	1,499,666	1,563,417
Depreciation and amortization	20,755	99,746	117,160	302,600
Travel and entertainment	200,411	303,956	747,028	955,525
Legal services and litigation settlement expense	104,322	855,286	549,681	1,867,878
Cost of underwriting capital	-	8,000	97,625	968,576
Other	492,228	874,232	1,130,565	1,587,580
Total operating expenses	5,770,164	8,779,294	23,131,648	26,485,659
Operating loss	(1,683,626)	(4,542,468)	(4,118,290)	(6,703,295)
Other income	15,000	-	26,601	29,319
Interest expense, net	(171,137)	(3,530)	(327,548)	(29,759)
Loss from continuing operations before income taxes	(1,839,763)	(4,545,998)	(4,419,237)	(6,703,735)
Income tax (expense) benefit	(2,763)	33,302	(6,107)	4,285
Loss from continuing operations	(1,842,526)	(4,512,696)	(4,425,344)	(6,699,450)
Income from discontinued operations	-	-	-	95,104
Net loss	$(1,842,526)	$(4,512,696)	$(4,425,344)	$(6,604,346)
Preferred stock cash dividend	(129,433)	(146,400)	(407,212)	(446,100)
Net loss attributable to common shareholders	$(1,971,959)	$(4,659,096)	$(4,832,556)	$(7,050,446)
Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.69)	$(2.22)	$(1.78)	$(3.47)
Income from discontinued operations	-	-	-	0.05
Net loss	$(0.69)	$(2.22)	$(1.78)	$(3.42)
Net loss attributable to common shareholders	$(0.74)	$(2.29)	$(1.94)	$(3.65)
Weighted average number of common shares:
Basic and diluted	2,652,285	2,030,584	2,485,935	1,931,781

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$3,534,659	$4,898,093
Securities owned:
Marketable, at fair value	2,451,905	2,401,722
Not readily marketable, at estimated fair value	832,533	2,741,452
Restricted cash	680,028	965,000
Due from clearing broker	193,171	34,072
Accounts receivable, net	395,531	1,574,644
Prepaid expenses and other assets	697,766	450,243
Total assets	$8,785,593	$13,065,226

Liabilities and Stockholders’ Equity

Liabilities:
Accounts payable	$205,220	$361,237
Commissions and bonus payable	1,133,884	3,240,021
Accrued expenses and other	2,113,621	2,953,747
Securities sold, not yet purchased	1,934	-
Deferred revenue	475,054	175,712
Notes payable	1,755,674	259,532
Notes payable to related parties	2,144,413	1,139,305
Total liabilities	7,829,800	8,129,554

Stockholders’ equity:
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of
September 30, 2011 and December 31, 2010; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of
September 30, 2011 and December 31, 2010; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of
September 30, 2011 and December 31, 2010; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued
and 19,563,206 and 22,058,128 shares outstanding as of
September 30, 2011 and December 31, 2010, respectively;
aggregate liquidation preference of $8,412,179 prior to conversion,
and pari passu with common stock on conversion	1,957	2,206
Common stock, $0.0001 par value; 300,000,000 shares authorized;
3,009,453 and 2,384,499 shares issued and 2,980,017 and
2,355,063 shares outstanding as of September 30, 2011 and
December 31, 2010, respectively	301	239
Common stock payable	7,193	461,675
Additional paid-in capital	135,751,140	134,851,006
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(134,579,185)	(130,153,841)
Total stockholders’ equity	955,793	4,935,672
Total liabilities and stockholders’ equity	$8,785,593	$13,065,226

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,425,344)	$(6,604,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	117,160	302,600
Stock-based compensation	598,151	1,277,656
Securities received for services	(291,345)	(944,188)
Unrealized loss on securities owned	1,789,778	1,069,415
Others	123,505	431,964
Changes in operating assets and liabilities:
Securities owned and sold, not yet purchased	359,282	2,227,442
Restricted cash	284,972	107,086
Due from clearing broker	(159,099)	2,361,021
Accounts receivable	1,133,886	(729,330)
Prepaid expenses and other assets	(361,968)	146,012
Accounts payable	(150,652)	75,977
Commissions and bonus payable	(2,106,137)	(1,705,409)
Accrued expenses and other	(479,678)	(511,199)
Net cash used in operating activities	(3,567,489)	(2,495,299)
Cash flows from investing activities:
Purchase of equipment and fixtures	(42,916)	(28,529)
Sale of equipment and fixtures	10,000	-
Net cash used in investing activities	(32,916)	(28,529)
Cash flows from financing activities:
Proceeds from issuance of debt	5,900,000	23,000,000
Proceeds from the exercise of stock options	-	36,720
Payment of debt	(3,130,000)	(18,000,000)
Payment of preferred stock dividend	(412,576)	(448,300)
Debt service principal payments	(120,453)	(206,616)
Net cash provided by financing activities	2,236,971	4,381,804
Increase (decrease) in cash and cash equivalents	(1,363,434)	1,857,976
Cash and cash equivalents at beginning of year	4,898,093	5,656,750
Cash and cash equivalents at end of year	$3,534,659	$7,514,726
Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest	$266,235	$1,000,191
Income taxes	$10,290	$35,000
Noncash investing and financing activities:
Equity securities issued in connection with debt	$419,637	$206,433
Cancellation of stock issued in connection with debt	$105,759	$-
Warrants issued for legal settlement	$-	$257,370

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

Liquidity

As of September 30, 2011, liquid assets consisted primarily of cash and cash equivalents of $3,535,000 and marketable securities of $2,452,000, totaling $5,987,000.  For the nine months ended September 30, 2011, the Company had negative cash flows from operations of $3,567,000.

During 2011, the Company began the process of eliminating profitless revenue activities and certain discretionary spending.  During the quarter ended September 30, 2011, the Company significantly reduced its operating expenses by eliminating certain non- productive personnel, administrative positions and technology related costs.  Subsequent to September 30, 2011, the Company reduced its emphasis on the profitless research operations and increased its focus on its OTCQX and advisory business.  Additionally, the Company continues to review all expenses to assess their revenue generating potential or risk mitigation effectiveness.  As of September 30, 2011, the Company had 62 full time employees.  The headcount of  the Company as of November 10, 2011 decreased to 29 full time employees.

During November 2011, the Company began offering an opportunity for the holders of the $3,000,000 of Secured Promissory Notes and warrants to convert into common stock and new warrants as follows:

1)
For the Secured Promissory Notes, a number of new shares of common stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)	For the warrants, 1.25 new warrants for each warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, holders of approximately $1,860,000, or 62%, of the principal amount of this senior debt elected to convert their notes into shares of common stock and warrants to purchase common stock.  If all of the holders of the Secured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $287,000.

During November 2011, the Company began offering an opportunity for the holders of the $300,000 of Unsecured Promissory Notes to convert into common stock and warrants as follows:

1)
A number of new shares of common Stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Unsecured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)
Warrants to purchase shares of common stock of the Company with a strike price equal to 110% of the AP and in amount with an aggregate exercise price equal to 25% of the principal and interest amount of Unsecured Promissory Notes exchanged.

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, none of the holders of the principal amount of this debt have elected to convert their notes into shares of common stock and warrants.  If all of the holders of the Unsecured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $39,000.

The Company issued Series D Convertible Preferred Stock during September 2009.  The Series D certificate of designation requires that at least 50% of the holders of the Series D Convertible Preferred Stock agree to any amendments to the agreement.  During November 2011, more than 50% of the holders of the outstanding Series D Convertible Preferred Stock of the Company agreed to amend certain provisions of the Series D certificate of designation.  Accordingly, the following amendments will be applicable to all of the outstanding Series D Convertible Preferred Stock; an amendment to require that until such time as the directors declare a dividend, any unpaid and undeclared dividends accumulate, compound and will not be payable, and an amendment to decrease the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount to equal two times the AP, as applicable to the conversion of the Secured Promissory Notes and Unsecured Promissory Notes described above.  This amendment to the Series D certificate of designation will reduce the Company’s annual Series D Convertible Preferred Stock dividend requirement by approximately $500,000 annually, unless such dividends are declared by the board of directors.

Finally, management believes that it has the ability to delay or reduce expenditures if necessary in order to continue to operate the business for the foreseeable future.  Additionally, management is pursuing raising strategic capital. Failure to generate sufficient cash flows from operations, reduce spending or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectability of outstanding invoices is continually assessed. In estimating the allowance for doubtful accounts, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay. As of September 30, 2011 and December 31, 2010, the Company recorded $53,000 and 436,000 as an allowance for uncollectible accounts, respectively.

Accounts receivable are reported net of liabilities to the extent a legal right of offset exists. As of September 30, 2011, there were no liabilities offset against accounts receivable.

The Company had $0 and $330,000 outstanding accounts receivable pledged as collateral to secure a promissory note as of September 30, 2011 and December 31, 2010, respectively, which are included in accounts receivable, net in the Company’s statements of financial condition. Also refer to Note 3 – Issuance of Notes.

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

Commissions and Principal Transactions Revenue

Commissions revenue includes revenue resulting from executing trades in stock exchange-listed securities, over-the-counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in exchange-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commissions revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

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

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets. These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable. The Company determines the fair value of infrequently trading securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques. Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock. As of September 30, 2011 and December 31, 2010, the fair value of this type of securities included in securities owned in the statements of financial condition is $1,083,000 and $58,000, respectively. Had these securities been valued using observed closing prices, the total value of the securities would have been $1,150,000 and $75,000 as of September 30, 2011 and December 31, 2010, respectively.

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

Underwriters’ Purchase Options

The Company may receive partial compensation for its investment banking services also in the form of underwriters’ purchase options (“UPOs”). UPOs are identical to warrants other than with respect to the securities for which they are exercisable. UPOs grant the holder the right to purchase a “bundle” of securities, including common stock and warrants to purchase common stock. UPOs grant the right to purchase securities of companies for which the Company acted as an underwriter to account for any overallotment of these securities in a public offering. Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,268,219	$-	$1,082,793	$2,351,012
Stock warrants	-	-	924,439	924,439
Underwriters' purchase option	-	-	8,436	8,436
Preferred stock	-	-	551	551
Total securities owned	$1,268,219	$-	$2,016,219	$3,284,438
Liabilities:
Securities sold, not yet purchased	$1,934	$-	$-	$1,934
Total fair value liabilities	$1,934	$-	$-	$1,934

	Assets at Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,241,760	-	$57,797	$1,299,557
Stock warrants	-	-	2,324,901	2,324,901
Underwriters' purchase option	-	-	1,518,465	1,518,465
Preferred stock	-	-	251	251
Total securities owned	$1,241,760	$-	$3,901,414	$5,143,174

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended September 30, 2011 and 2010:

			Underwriters'
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Options	Stock	Total
Balance at June 30, 2011	$570,515	$1,650,138	$21,109	$632	$2,242,394
Purchases or receipt (a)	-	178,273	-	-	178,273
Sales or exercises	444,000	(43,920)	-	-	400,080
Transfers into	128,520 (b)	-	-	-	128,520
Gains / (losses)	-	-	-	-
Realized	-	-	-	-	-
Unrealized	(60,242)	(860,052)	(12,673)	(81)	(933,048)
Balance at September 30, 2011	$1,082,793	$924,439	$8,436	$551	$2,016,219
Change in unrealized gains
(losses) relating to instruments still held
at September 30, 2011	$(60,243)	$(638,098)	$(12,672)	$(80)	$(711,093)

(a) Includes purchases of securities and securities received for services

(b) Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlying instruments

				Underwriters'
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Options	Stock	Total
Balance at June 30, 2010	$42,791		$1,348,710	$408,941	$619	$1,801,061
Purchases or receipt	-		-	-	-	-
Sales or exercises	-		-	-	-	-
Transfers into	37,890	(a)	-	-	-	37,890
Transfers out of	-		-	-	-	-
Gains (losses)
Realized	-		-	-	-	-
Unrealized	63,274		(364,267)	(62,511)	(381)	(363,885)
Balance at September 30, 2010	$143,955		$984,443	$346,430	$238	$1,475,066
Change in unrealized gains
(losses) relating to instruments still held
at September 30, 2010	$63,274		$(364,267)	$(62,511)	$(381)	$(363,885)

(a) Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlying instruments

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2011 and 2010:

				Underwriters'
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Options	Stock	Total
Balance at December 31, 2010	$57,797		$2,324,901	$1,518,465	$251	$3,901,414
Purchases or receipt (a)	2,955		554,119	-	-	557,074
Sales or exercises	832,189		(413,741)	(881,804)	-	(463,356)
Transfers out of	(10,658	)(b)	-	-	-	(10,658)
Gains (losses):	-		-	-	-	-
Realized	(292,278)		(13,342)	-	-	(305,620)
Unrealized	492,788		(1,527,498)	(628,225)	300	(1,662,635)
Balance at September 30, 2011	$1,082,793		$924,439	$8,436	$551	$2,016,219
Change in unrealized gains
(losses) relating to instruments still held
at September 30, 2011	$202,185		$(1,005,043)	$(56,723)	$300	$(859,281)

(a) Includes purchases of securities and securities received for services

(b) Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency

				Underwriters'
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Options	Stock	Total
Balance at December 31, 2009	$21,731		$1,575,481	$-	$-	$1,597,212
Purchases or receipt (a)	96,890		316,184	462,399	-	875,473
Sales or exercises	-		(409,528)	-	-	(409,528)
Transfers into	248,637	(b)	-	-	434 (b)	249,071
Transfers out of	(21,731	)(c)	-	-	-	(21,731)
Losses:
Realized	-		-	-	-	-
Unrealized	(201,572)		(497,694)	(115,969)	(196)	(815,430)
Balance at September 30, 2010	$143,955		$984,443	$346,430	$238	$1,475,066
Change in unrealized losses
relating to instruments still held
at September 30, 2010	$(201,572)		$(497,694)	$(115,969)	$(196)	$(815,431)

(a) Includes purchases of securities and securities received for services

(b) Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlying instruments

(c) Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

2. Fair Value of Assets and Liabilities — continued

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the three and nine months ended September 30, 2011.

3. Issuance of Notes

Subordinated Notes Payable

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom were directors, officers or employees of the Company at the time of issuance, pursuant to a series of unsecured promissory notes (Subordinated Notes). The Subordinated Notes are for a term of three years and provide for interest comprising two components: (i) six percent (6.0%) per annum to be paid in cash monthly; and (ii) eight percent (8.0%) per annum to be accrued and paid in cash upon maturity. Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to: (A) 30% of the principal amount lent; divided by (B) $3.01 per share. The total effective interest on the note is approximately 21.73%. Proceeds were used to supplement underwriting capacity and working capital for MC.

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

As of September 30, 2011, $823,000 of the Subordinated Notes, net of $137,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $34,000, net of $6,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method. For the three and nine months ended September 30, 2011, the Company incurred $35,000 and $105,000 in interest on the Subordinated Notes, respectively. Total interest of $85,000 remain outstanding as of September 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

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

 On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000. For the three months ended September 30, 2011, the Company incurred $0 in fees in relation to this note, and for the nine months ended September 30, 2011, the Company incurred $42,000 in fees, composed of $15,000 and $21,000 in cash fees, and $6,000 of interest at 29.2% per annum. On March 24, 2011, all principal and related fees were paid and no balance remains outstanding.

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

On January 31, 2011, the Company amended its Unsecured Promissory Notes to extend their maturity dates from January 31, 2011 to December 31, 2011. The interest rate from the amendment date to the maturity date was increased to 13%. Furthermore, the additional common stock consideration was cancelled and returned to the Company, as such $65,000 of previously amortized discount on debt was reversed during the three months ended March 31, 2011. As of September 30, 2011, $300,000 of the Unsecured Promissory Notes remains outstanding and is included in notes payable in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $10,000 and $29,000 in interest in relation to this note, respectively. Total interest of $35,000 remains outstanding as of September 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Issuance of Notes — continued

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued. The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

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

As of September 30, 2011, $1,421,000 of the Secured Promissory Notes, net of $209,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. The remaining Secured Promissory Notes issued to Insiders of $991,000, net of $149,000 discount, are included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $70,000 and $132,000 in interest in relation to this note, respectively. As of September 30, 2011, $72,000 of interest and remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of September 30, 2011, $330,000 of the 2011 Chez Secured Promissory Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $5,000 and $10,000 in interest in relation to this note, respectively. As of September 30, 2011, $5,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933. Seven shares of Series D Preferred are convertible into one share of common stock of the Company. For the three months ended September 30, 2011, 1,453,487 shares of Series D Convertible Preferred Stock were converted to 207,640 shares of common stock, and for the nine months ended September 30, 2011, 2,494,922 shares of Series D Convertible Preferred Stock were converted to 356,415 shares of common stock. Holders of the Series D Convertible Preferred Stock are entitled to a 6% annual dividend payable monthly in arrears. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D Convertible Preferred Stock are first paid. For the three and nine months ended September 30, 2011, total Series D Convertible Preferred Stock dividends were $129,000 and $407,000 respectively. As of September 30, 2011, the Company has an outstanding cash dividends payable of $42,000 which are included in accounts payable in the consolidated statements of financial condition.

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

The table below represents a list of potentially dilutive securities outstanding as of September 30, 2011:

	Potentially Dilutive Securities Outstanding	Weighted-Average Exercise Price or Converion Price
Series D convertible preferred stock warrants	3,388,677	$4.55
Conversion of Series D preferred stock	2,794,743	-
Stock options	1,271,712	5.59
Warrants issued in connection with Secured Promissory Notes	238,220	2.25
Other outstanding warrants	759,286	4.47
Common stock payable for legal settlement	2,374	-
Potentially dilutive securities	8,455,012	$3.13

5. Stock-Based Compensation Expense

Stock Options

 As of September 30, 2011, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of September 30, 2011, 370,442 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three and nine months ended September 30, 2011 was $49,000 and $665,000, respectively. Compensation expense for stock options during the three and nine months ended September 30, 2010 was $258,000 and $1,254,000, respectively.

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2011:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2010	1,665,083	$5.85
Granted	277,892	2.44
Exercised	—	—
Cancelled	(671,263)	(4.91)

Outstanding at September 30, 2011	1,271,712	$5.59

Exercisable at September 30, 2011	589,396	$6.54

Vested and expected to vest as of September 30, 2011	1,183,316

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at September 30, 2011:

	Options Outstanding at September 30, 2011				Vested Options at September 30, 2011
Range of Exercise Price	Number	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number	Weighted- Average Exercise Price	Aggregate Intrinsic Value
$0.0000 - $3.4999	735,791	7.33	$2.71	$—	317,897	$2.95	$—
$3.5000 - $6.9999	107,767	7.32	5.86	—	54,945	5.67	—
$7.0000 - $10.4999	366,463	8.10	8.43	—	168,473	8.43	—
$10.5000 - $13.9999	24,385	6.28	11.43	—	15,099	11.70	—
$14.0000 - $27.9999	21,377	1.64	22.23	—	17,092	21.07	—
$28.0000 - $48.9999	12,053	1.24	32.91	—	12,014	32.92	—
$49.0000 - $84.4999	3,876	1.89	64.59	—	3,876	64.59	—

	1,271,712	7.36	$5.59	$—	589,396	$6.54	$—

As of September 30, 2011, total unrecognized compensation expense related to unvested stock options was $1,934,000. This amount is expected to be recognized as expense over a weighted-average period of 2.40 years.

The weighted average fair value of each stock option granted for the three and nine months ended September 30, 2011 was $1.54 and $2.05, respectively. The weighted average fair value of each stock option granted for the three and nine months ended September 30, 2010 was $4.25 and $2.63, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Expected Volatility	123.39%	135.77%
Average expected term (years)	3.70	2.66
Risk-free interest rate	1.47%	1.42%
Dividend yield	-	-

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

 5. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. The fair value of restricted stock is equal to the market value of the shares on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three and nine months ended September 30, 2011 was $48,000 and $61,000, respectively. Compensation expense for restricted stock during the three and nine months ended September 30, 2010 was $164,000 and ($80,000), respectively. The Company had a negative stock compensation expense for the nine months ended September 30, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated during the first quarter of 2010.

The following table is a summary of the Company's restricted stock activity for the nine months ended September 30, 2011:

	Restricted Stock Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance as of December 31, 2010	10,831	$6.68	$23,828
Granted	199,606	2.05
Vested	(5,994)	(4.34)
Cancelled	(23,682)	(3.39)

Balance as of September 30, 2011	180,761	$2.04	$316,332

Vested and expected to vest as of September 30, 2011	139,343

The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and nine months ended September 30, 2011 was $2.04 per share. The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and nine months ended September 30, 2010 was $2.77 and $2.87 per share, respectively. The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of September 30, 2011, total unrecognized compensation expense related to restricted stock was $240,000. This expense is expected to be recognized over a weighted-average period of 0.68 years.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $37,000 and $127,000 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, the Company recorded accrued expenses of $59,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

6. Discontinued Operations

Panel Intelligence LLC

In December 2008, management determined that the sale of Panel would reduce investments required to develop Panel’s business and generate capital necessary for the Company’s core business. The sale of Panel was completed in January 2009. Management determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations. For the three and nine months ended September 30, 2010, income from discontinued operations related to Panel was $0 and $33,000, respectively. For the three and nine months ended September 30, 2011, income from discontinued operations related to Panel was $0.

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

As of December 31, 2010 and September 30, 2011, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

For the three and nine months ended September 30, 2011, income from discontinued operations related to ICD was $0. For the three and nine months ended September 30, 2010, income from discontinued operations related to ICD was $0 and $62,000, respectively.

7. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision for the interim period is determined using this estimated annual effective tax rate. For the nine months ended September 30, 2011 and 2010, we recorded $6,000 of income tax expense and $4,000 of income tax benefit, respectively. The increase in federal and state income taxes in 2011 was primarily due to state tax notices received.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common stockholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Loss from continuing operations	$(1,842,526)	$(4,512,696)	$(4,425,344)	$(6,699,450)

Income from discontinued operations	—	—	—	95,104

Net loss	$(1,842,526)	$(4,512,696)	$(4,425,344)	$(6,604,346)
Convertible preferred stock, series D dividends	(129,433)	(146,400)	(407,212)	(446,100)
Net loss attributable to common shareholders - basic and diluted	$(1,971,959)	$(4,659,096)	$(4,832,556)	$(7,050,446)

Weighted-average number of common shares -basic	2,652,285	2,030,584	2,485,935	1,931,781
Assumed exercise or conversion of all potentially dilutive common shares outstanding	—	—	—	—
Weighted-average number of common shares -diluted	2,652,285	2,030,584	2,485,935	1,931,781

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.69)	$(2.22)	$(1.78)	$(3.47)
Income from discontinued operations	—	—	—	0.05

Net loss per share	$(0.69)	$(2.22)	$(1.78)	$(3.42)

Net loss per share attributable to common shareholders	$(0.74)	$(2.29)	$(1.94)	$(3.65)

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

9. Regulatory Requirements

Merriman Capital, Inc. is a broker-dealer subject to Rule 15c3-1 of the SEC, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2011, Merriman Capital, Inc. had regulatory net capital, as defined, of $2,497,000, which exceeded the amount required by $2,147,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

 10. Contingencies

Litigation

The Company is involved in the following lawsuits:

Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability. On May 9, 2011, the case was settled by mutual agreement. (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now part of the consolidated cases.) In June 2011, the Company amended the settlement agreement and accrued additional litigation settlement expenses. The Company has appropriately accrued for settlement in this case as of September 30, 2011. On November 3, 2011, the Company further amended the settlement agreement to postpone the due date of the final payment until November 21, 2011.

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v.  Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against the Issuer’s subsidiary, Merriman Capital, Inc. by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC.  The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at Merriman Capital and seeks damages of $7.2 million.  Issuer believes that it has valid defenses and intends to contest these claims vigorously.  On November 2, 2011, Issuer caused an answer to the complaint to be filed on behalf of Merriman Capital and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to Merriman Capital and the Issuer by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages.

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

As of October 17, 2011, all change in control agreements were terminated either through voluntary termination or resignation from the Company. In doing so, any potential remuneration arising in connection with those agreements have been forgiven.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Related Party Transactions

Subordinated Notes Payable to Related Parties

As mentioned in Note 3, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom were directors, officers or employees of the Company at the time of issuance, pursuant to a series of Subordinated Notes. The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013. As of September 30, 2011, the Subordinated Notes of $823,000, net of $137,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $34,000 and $101,000 as fees on the Subordinated Notes held by related parties. Total interest of $82,000 remain outstanding as of September 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition. As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

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

On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000. For the three months ended September 30, 2011, the Company incurred $0 in fees in relation to this note, and for the nine months ended September 30, 2011, the Company incurred $42,000 in fees, composed of $15,000 and $21,000 in cash fees, and $6,000 of interest at 29.2% per annum. On March 24, 2011, all principal and related fees have been paid and no balance remains outstanding.

Temporary Subordinated Loan

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company compensated Mr. Chez $56,000 in fees for this loan and is included in cost of underwriting capital in the consolidated statements of operations. On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding as of September 30, 2011.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Related Party Transactions – continued

Secured Promissory Notes

As mentioned in Note 3 above, in April 2011, the Company raised a total of $2,770,000 from 24 investors, of which $1,270,000 was from 11 directors, officers, consultants or employees of the Company (collectively, the Insiders) at the time of issuance, pursuant to a series of Secured Promissory Notes. The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date. 86 Warrants were issued for each $1,000 invested. The Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. As collateral security for these Secured Promissory Notes, the Company grants the holders, a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of September 30, 2011, $991,000 of the Secured Promissory Notes issued to Insiders, net of $149,000 of discount, remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $29,000 and $55,000, respectively, in interest in relation to this note issued to Insiders, $31,000 of which remain outstanding as of September 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

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

As of September 30, 2011, $330,000 of the 2011 Chez Secured Promissory Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $5,000 and $10,000 in interest in relation to this note, respectively. As of September 30, 2011, $5,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $37,000 and $127,000 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, the Company recorded accrued expenses of $59,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Segment Reporting

Effective January 1, 2011, the Company’s business results are categorized into the following three segments: MC, Riverbank and OTCQX. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The Riverbank segment includes capital raising services through a network of independent investment bankers and OTCQX includes assistance to corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate the access to institutional capital markets.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
MC	$3,857,677	$4,215,540	$15,422,574	$19,493,128
Riverbank	7,696	-	3,184,377	-
OTCQX	214,601	40,176	406,975	312,892
Total segment revenues	4,079,974	4,255,716	19,013,926	19,806,020
Consolidation items and elimination	6,564	(18,890)	(568)	(23,656)
Consolidated revenues	$4,086,538	$4,236,826	$19,013,358	$19,782,364

Segment loss
MC	$(1,787,301)	$(3,104,319)	$(4,155,342)	$(4,495,752)
Riverbank	(6,945)	-	84,620	-
OTCQX	95,406	(15,285)	57,500	141,042
Total segment loss	(1,698,840)	(3,119,604)	(4,013,222)	(4,354,710)
Consolidation items and elimination	(143,686)	(1,393,092)	(412,122)	(2,344,740)
Consolidated loss from continuing operations	$(1,842,526)	$(4,512,696)	$(4,425,344)	$(6,699,450)

MERRIMAN HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

13. Subsequent Events

Change in Control Agreements

As of October 17, 2011, all change in control agreements were terminated either through voluntary termination or resignation from the Company. In doing so, any potential remuneration arising in connection with those agreements have been forgiven.

Changes in Listing Platform

On October 26, 2011 the Company notified the NASDAQ Capital Market of its intention to voluntarily delist its common stock from the NASDAQ Capital Market and to list it on the OTCQX U.S. Premier (OTCQX) market, operated by OTC Markets, Inc. (OTCM-QX). The Company will remain a reporting company under the Securities Exchange Act of 1934, as amended.

The company expects that the last day of trading of its common stock on The NASDAQ Capital Market will be on or about November 17, 2011, with trading to commence on QX the next trading day.

Secured Promissory Note Exchange Offer

During November 2011, the Company began offering an opportunity for the holders of the $3,000,000 of Secured Promissory Notes and warrants to convert into common stock and new warrants as follows:

1)
For the Secured Promissory Notes, a number of new shares of common stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)	For the warrants, 1.25 new warrants for each warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, holders of approximately $1,860,000, or 62%, of the principal amount of this senior debt elected to convert their notes into shares of common stock and warrants to purchase common stock.    If all of the holders of the Secured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $287,000.

Unsecured Promissory Note Exchange Offer

During November 2011, the Company began offering an opportunity for the holders of the $300,000 of Unsecured Promissory Notes to convert into common stock and warrants as follows:

1)
A number of new shares of common Stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Unsecured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)
Warrants to purchase shares of common stock of the Company with a strike price equal to 110% of the AP and in amount with an aggregate exercise price equal to 25% of the principal and interest amount of Unsecured Promissory Notes exchanged.

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, none of the holders of the principal amount of this debt have elected to convert their notes into shares of common stock and warrants.  If all of the holders of the Unsecured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $39,000.

Modifications to Series D Convertible Preferred Certificate of Designation and Issuance of Additional Shares

The Company issued Series D Convertible Preferred Stock during September 2009.  The Series D certificate of designation requires that at least 50% of the holders of the Series D Convertible Preferred Stock agree to any amendments to the agreement.  During November 2011, more than 50% of the holders of the outstanding Series D Convertible Preferred Stock of the Company agreed to amend certain provisions of the Series D certificate of designation.  Accordingly, the following amendments will be applicable to all of the outstanding Series D Convertible Preferred Stock; an amendment to require that until such time as the directors declare a dividend, any unpaid and undeclared dividends accumulate, compound and will not be payable, and an amendment to decrease the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount to equal two times the AP, as applicable to the conversion of the Secured Promissory Notes and Unsecured Promissory Notes described above.  This amendment to the Series D certificate of designation will reduce the Company’s annual Series D Convertible Preferred Stock dividend requirement by approximately $500,000 annually, unless such dividends are declared by the board of directors.

Extension of Time to Pay Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. and Merriman Holdings, Inc. Litigation Settlement

On November 3, 2011, the Company further amended the settlement agreement to postpone the due date of the final payment until November 21, 2011.

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

We are headquartered in San Francisco, with an additional office in New York, NY. As of September 30, 2011, we had 62 employees. Merriman Capital, Inc. is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Executive Summary

Our total revenues were $4,087,000 for the three months ended September 30, 2011, which represented a 4% decrease over the same period in 2010. This decrease was primarily attributable to a decline in our commission business and to unrealized losses from our warrant portfolio. Our commission revenues for the same period decreased 3% year-over-year, due primarily to lower trading volume. Investment banking revenue increased by 68% year over year primarily due to an increase in banking transactions. Additionally, for the three months ended September 30, 2011, we incurred a net loss of $910,000 from principal transactions, $934,000 of which was due to net unrealized losses on our investment portfolio and $24,000 of which was attributable to net gains from our trading and proprietary operations. This compared to a net loss of $309,000 for the same period in 2010, which was comprised of a net loss of $234,000 from our investment portfolio and a net loss of $75,000 from our trading and proprietary operations. For the three months ended September 30, 2011, net loss from operations was $1,840,000 or $0.69 per share.

Business Environment

Uncertainty in the global macro environment affected capital markets and continued to cause a paralysis in equity portfolios during the third quarter of 2011. U.S. equity indices ended the second quarter down sharply as compared to the end of the second quarter of 2011. The flow of funds into U.S. equity funds was negative for the quarter ended September 30, 2011 as investors withdrew approximately $100 billion from stock and mixed equity funds. IPO activity in the U.S. decreased to approximately a quarter of the level in Q2 2011. However, more than half of the capital raised through IPO activity during the third quarter of 2011 was for companies which had a financial sponsor, or private equity firm, bringing it to market.

During the first nine months of 2011, approximately half of all IPO offerings were completed by companies in the following industrial classifications; technology, media, telecom, energy and consumer. Merriman Holdings, Inc. services companies in these industries. As the Company continues to examine the opportunities in 2011, we note that the current backlog of companies filing for an IPO includes a preponderance of companies in these industries as well.

More and more securities offerings are being completed within the exemptive provisions of the Securities Acts. The Company anticipates that this trend will continue as fast-growing companies navigate the most advantaged path to accessing capital markets in the future. We continue to assist companies in private securities transactions and through offerings on the OTCQX.

Liquidity and Capital Resources

MC, as a broker-dealer, is subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2011, Merriman Capital, Inc. had regulatory net capital, as defined, of $2,497,000, which exceeded the amount required by $2,147,000.

As of September 30, 2011, liquid assets consisted primarily of cash and cash equivalents of $3,535,000 and marketable securities of $2,452,000, totaling $5,987,000.  For the nine months ended September 30, 2011, the Company had negative cash flows from operations of $3,567,000.

During 2011, the Company began the process of eliminating profitless revenue activities and certain discretionary spending.  During the quarter ended September 30, 2011, the Company significantly reduced its operating expenses by eliminating certain non- productive personnel, administrative positions and technology related costs.  Subsequent to September 30, 2011, the Company reduced its emphasis on the profitless research operations and increased it focus on its OTCQX and advisory businesses.  Additionally, the Company continues to review all expenses to assess their revenue generating potential or risk mitigation effectiveness.  As of September 30, 2011, the Company had 62 full time employees.  The headcount of  the Company as of November 10, 2011 decreased to 29 full time employees.

During November 2011, the Company began offering an opportunity for the holders of the $3,000,000 of Secured Promissory Notes and warrants to convert into common stock and new warrants as follows:

1)
For the Secured Promissory Notes, a number of new shares of common stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)	For the warrants, 1.25 new warrants for each warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, holders of approximately $1,860,000, or 62%, of the principal amount of this senior debt elected to convert their notes into shares of common stock and warrants to purchase common stock.    If all of the holders of the Secured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $287,000.

During November 2011, the Company began offering an opportunity for the holders of the $300,000 of Unsecured Promissory Notes to convert into common stock and warrants as follows:

1)
A number of new shares of common Stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Unsecured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)
Warrants to purchase shares of common stock of the Company with a strike price equal to 110% of the AP and in amount with an aggregate exercise price equal to 25% of the principal and interest amount of Unsecured Promissory Notes exchanged.

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, none of the holders of the principal amount of this debt have elected to convert their notes into shares of common stock and warrants.  If all of the holders of the Unsecured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $39,000.

The Company issued Series D Convertible Preferred Stock during September 2009.  The Series D certificate of designation requires that at least 50% of the holders of the Series D Convertible Preferred Stock agree to any amendments to the agreement.  During November 2011, more than 50% of the holders of the outstanding Series D Convertible Preferred Stock of the Company agreed to amend certain provisions of the Series D certificate of designation.  Accordingly, the following amendments will be applicable to all of the outstanding Series D Convertible Preferred Stock; an amendment to require that until such time as the directors declare a dividend, any unpaid and undeclared dividends accumulate, compound and will not be payable, and an amendment to decrease the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount to equal two times the AP, as applicable to the conversion of the Secured Promissory Notes and Unsecured Promissory Notes described above.  This amendment to the Series D certificate of designation will reduce the Company’s annual Series D Convertible Preferred Stock dividend requirement by approximately $500,000 annually, unless such dividends are declared by the board of directors.

Finally, management believes that it has the ability to delay or reduce expenditures if necessary in order to continue to operate the business for the foreseeable future.  Additionally, management is pursuing raising strategic capital. Failure to generate sufficient cash flows from operations, reduce spending or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Revenues:
Commissions	$3,834,121	$3,959,937	$10,821,486	$11,402,663
Principal transactions	(910,382)	(309,422)	(417,399)	(133,261)
Investment banking	900,879	537,187	8,051,512	8,099,497
Other	261,920	49,124	557,759	413,465
Total revenues	4,086,538	4,236,826	19,013,358	19,782,364
Operating expenses:
Compensation and benefits	3,229,605	4,863,982	15,152,508	15,462,360
Brokerage and clearing fees	326,236	361,413	1,087,182	1,131,584
Professional services	421,576	456,533	1,342,679	1,195,094
Occupancy and equipment	483,834	479,205	1,407,554	1,451,045
Communications and technology	491,197	476,941	1,499,666	1,563,417
Depreciation and amortization	20,755	99,746	117,160	302,600
Travel and entertainment	200,411	303,956	747,028	955,525
Legal services and litigation settlement expense	104,322	855,286	549,681	1,867,878
Cost of underwriting capital	-	8,000	97,625	968,576
Other	492,228	874,232	1,130,565	1,587,580
Total operating expenses	5,770,164	8,779,294	23,131,648	26,485,659
Operating loss	(1,683,626)	(4,542,468)	(4,118,290)	(6,703,295)

Other income	15,000	-	26,601	29,319
Interest expense, net	(171,137)	(3,530)	(327,548)	(29,759)
Loss from continuing operations before income taxes	(1,839,763)	(4,545,998)	(4,419,237)	(6,703,735)
Income tax (expense) benefit	(2,763)	33,302	(6,107)	4,285
Loss from continuing operations	(1,842,526)	(4,512,696)	(4,425,344)	(6,699,450)
Income from discontinued operations	-	-	-	95,104
Net loss	$(1,842,526)	$(4,512,696)	$(4,425,344)	$(6,604,346)
Preferred stock cash dividend	(129,433)	(146,400)	(407,212)	(446,100)
Net loss attributable to common shareholders	$(1,971,959)	$(4,659,096)	$(4,832,556)	$(7,050,446)

Our total revenues during the third quarter of 2011 decreased by $150,000, or 4% compared to the same period in 2010. Of the total decrease in revenues, commissions were lower by $126,000 while principal transactions contributed to an additional $601,000 decrease. However, investment banking revenues were $364,000, or 68% higher during the third quarter of 2011 as compared to the same period in 2010. Other revenues also increased by 433%, or $213,000 mostly due to the expansion of our OTCQX advisory services as we sponsored more companies in the OTCQX Markets.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Capital raising	$700,879	$262,187	$6,212,891	$7,282,788
Financial advisory	200,000	275,000	1,838,621	816,709

Total investment banking revenue	$900,879	$537,187	$8,051,512	$8,099,497

Transaction Volumes:
Public offerings:
Capital underwritten participations	$41,400,000	$104,275,000	$346,963,946	$342,775,000
Number of transactions	1	1	8	5
Private placements:
Capital raised	$6,942,000	$-	$650,611,923	$94,369,150
Number of transactions	1	-	11	7
Financial advisory:
Transaction amounts	$101,000,000	$15,000,000	$160,000,000	$43,028,500
Number of transactions	1	1	3	4

Our investment banking revenue was $901,000, or 22% of our total revenue during the third quarter of 2011, representing a 68% increase from the same quarter in 2010, which were all generated by MC. The increase in the investment banking revenues generated by MC in the third quarter of 2011 was primarily due to more transactions during the third quarter of 2011 and higher fees generated per transaction as compared to the third quarter of 2010. There were no investment banking revenues generated by Riverbank during the third quarter of 2011.

During the three months ended September 30, 2011 and 2010, there were no investment banking clients that accounted for more than 10% of our total revenue.

Commissions and Principal Transactions Revenue

Our broker-dealer activity includes the following:

●	Commissions - Commissions include revenue resulting from executing trades in exchange-listed securities, over-the-counter securities and other transactions as agent.

●
Principal Transactions - Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in our securities trading inventory.

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Commissions:
Institutional equities	$3,834,121	$3,959,937	$10,821,486	$11,402,663

Total commissions revenue	$3,834,121	$3,959,937	$10,821,486	$11,402,663

Principal transactions:
Customer principal transactions, proprietary trading and market making	$23,706	$(74,909)	$288,142	$837,575
Investment portfolio	(934,088)	(234,513)	(705,541)	(970,836)

Total principal transactions revenue	$(910,382)	$(309,422)	$(417,399)	$(133,261)

Transaction Volumes:
Number of shares traded	147,998,878	178,819,198	430,726,103	542,839,680

Commissions amounted to $3,834,000, or 94% of our total revenue during the third quarter of 2011, representing a 3% decrease in such revenue from the same period in 2010. The decrease was mostly attributable to lower trading volume. All commission revenues were generated by MC.

Principal transactions revenue consists of four different activities - customer principal trades, market making, trading for our proprietary account, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making and proprietary trading activities tend to be more volatile than acting as agent or principal for customers. For the three months ended September 30, 2011, we incurred a net loss of $910,000 from principal transactions, $934,000 of which was due to net unrealized losses on our investment portfolio and $24,000 of which was attributable to net gains from our trading and proprietary operations. This compared to a net loss of $309,000 for the same period in 2010, which was comprised of a net loss of $234,000 from our investment portfolio and a net loss of $75,000 from our trading and proprietary operations

During the third quarter of 2011, there was one brokerage customer that accounted for more than 10% of our total revenue and two in the third quarter of 2010.

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

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Incentive compensation and discretionary bonuses	$1,185,304	$2,027,627	$8,332,437	$7,240,040
Salaries and wages	1,612,601	1,960,080	4,999,836	5,485,457
Stock-based compensation	59,646	442,876	598,151	1,277,656
Payroll taxes, benefits and other	372,054	433,399	1,222,084	1,459,207

Total compensation and benefits	$3,229,605	$4,863,982	$15,152,508	$15,462,360

Total compensation and benefits as a percentage of core business revenue	65%	107%	78%	78%
Cash compensation and benefits as a percentage of core business revenue	63%	97%	75%	71%

Compensation and benefits expense decreased by $1,634,000, or 34%, from the third quarter of 2010 to the third quarter of 2011. Of the total compensation and benefits for the three months ended September 30, 2011, ($14,000) was for personnel at Riverbank. The negative expense is caused by the true up of the distribution to Riverbank personnel based on the membership agreement. For the three months ended September 30, 2011 and 2010, $115,000 and $55,000 was incurred by OTCQX, respectively. MC incurred total compensation and benefits of $3,135,000 and $4,498,000 for the three months ended September 30, 2011 and September 30, 2010, respectively, or a decrease of $1,363,000 due mostly to the decrease in incentive compensation earned and lower stock-based compensation expense during the third quarter of 2011. This decrease was primarily due to lower average headcount from 84 during the third quarter of 2010 to 68 during the third quarter of 2011. Corporate items accounted for ($7,000) and $311,000 of total compensation and benefits for the three months ended September 30, 2011 and 2010, respectively. The decrease is primarily related to the decrease in stock compensation expense due to modification of warrants during 2011, which also resulted in a negative corporate compensation and benefits expense for the three months ended September 30, 2011.

Cash compensation is equal to total compensation and benefits expense excluding stock-based compensation. Cash compensation and benefits expense as a percentage of core business revenue decreased to 63% of revenues during the third quarter of 2011 as compared to 97% in the same period in 2010. This decrease was primarily due to lower average headcount from 84 during the third quarter of 2010 to 68 during the third quarter of 2011.

Stock-based compensation expense decreased by 87% year over year. The decrease in stock-based compensation expense can be attributed to cancellations of options and restricted stock due to employee terminations during the quarter, and due to the lower fair value of the equity grants made during the year.

There was one sales professional that accounted for more than 10% of our total revenue during the three months ended September 30, 2011 and four in the same period of 2010.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses that we pay to our clearing broker and execution fees that we pay to floor brokers and electronic communication networks. Merriman Capital, Inc. is a fully-disclosed broker-dealer which has engaged a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles the customer transactions for Merriman Capital, Inc. and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and the volume of brokerage transactions. Our brokerage and clearing fees remained almost flat during the third quarter of 2011 compared to the same period in 2010 even though trading volume decreased. This is mostly due to our option trading business wherein our trade execution charges are relatively higher compared to equity trades.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs.

Depreciation and amortization expense primarily relate to the depreciation of our computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature. The decrease of $79,000, or 79% in the third quarter of 2011 over the same period in 2010 is a result of fewer purchases of equipment and leasehold improvements combined with full depreciation of certain assets, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by our investment bankers, travel costs for our research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors. The decrease of $104,000, or 34%, year over year, is due to continued cost reduction measures as well as lower headcount.

Legal services and litigation settlement expenses were incurred in connection with our activities in prior years. The decrease of $751,000, or 88% is primarily due to the fact that most cases had been concluded towards the end of 2010. As such, lower legal fees were incurred in the third quarter of 2011.

Cost of underwriting capital includes expenses incurred directly related to underwriting deals, such as cost of borrowing to be able to underwrite offerings as required by FINRA rules. During the three months ended September 30, 2011, the Company had no borrowings under these types of arrangements, and accordingly, there was no cost of underwriting incurred.

Other operating expense includes company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies, write-off of receivables, and other miscellaneous expenses. The decrease of $382,000 in the third quarter of 2011 over the third quarter of 2010 is mostly due to write off of certain unsuccessful deal related expenses during the third quarter of 2010 and none in the third quarter of 2011.

Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the nine months ended September 30, 2011 and 2010, we recorded $6,000 of income tax expense and $4,000 of income tax benefit, respectively. The increase in federal and state income taxes in 2011 was primarily due state tax notices received.

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

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three and nine months ended September 30, 2011 and 2010. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

As of October 17, 2011, all change in control agreements were terminated either through voluntary termination or resignation from the Company. In doing so, any potential remuneration arising in connection with those agreements have been forgiven.

Other Commitments

The following table summarizes our significant commitments as of September 30, 2011, consisting of capital leases and future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable & Related Interest	Operating Commitments	Operating Leases	Total
2011	$434,530	$1,033,922	$345,053	$1,813,505
2012	357,169	276,533	1,774,002	2,407,704
2013	1,586,239	16,139	1,327,563	2,929,941
2014	3,254,836	-	-	3,254,836

Total commitments	$5,632,774	$1,326,594	$3,446,618	$10,405,986

Loss from Discontinued Operations

Panel Intelligence LLC

In December 2008, management determined that the sale of Panel would reduce investments required to develop Panel’s business and generate capital necessary for the Company’s core business. The sale of Panel was completed in January 2009. Management determined that the plan of sale criteria in ASC 360, “Property, Plant and Equipment”, had been met. As a result, the revenue and expenses of Panel have been reclassified and included in discontinued operations in the consolidated statements of operations. For the three and nine months ended September 30, 2010, income from discontinued operations related to Panel was $0 and $33,000, respectively. For the three and nine months ended September 30, 2011, income from discontinued operations related to Panel was $0.

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

As of December 31, 2010 and September 30, 2011, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

For the three and nine months ended September 30, 2011, income from discontinued operations related to ICD was $0. For the three and nine months ended September 30, 2010, income from discontinued operations related to ICD was $0 and $62,000, respectively.

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

Deferred Tax Valuation Allowance

We account for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. We have concluded that it is not more likely than not that we will be able to realize the benefit of our deferred tax assets as of September 30, 2011 and 2010 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should we determine that we will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Related Party Transactions

Subordinated Notes Payable to Related Parties

As mentioned in Note 3, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom were directors, officers or employees of the Company at the time of issuance, pursuant to a series of Subordinated Notes. The effective interest rate on the note is 21.73% with a maturity date of September 29, 2013. As of September 30, 2011, the Subordinated Notes of $823,000, net of $137,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $34,000 and $101,000 as fees on the Subordinated Notes held by related parties. Total interest of $82,000 remain outstanding as of September 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition. As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

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

On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000. For the three months ended September 30, 2011, the Company incurred $0 in fees in relation to this note, and for the nine months ended September 30, 2011, the Company incurred $42,000 in fees, composed of $15,000 and $21,000 in cash fees, and $6,000 of interest at 29.2% per annum. On March 24, 2011, all principal and related fees have been paid and no balance remains outstanding.

Temporary Subordinated Loan

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company compensated Mr. Chez $56,000 in fees for this loan and is included in cost of underwriting capital in the consolidated statements of operations. On February 7, 2011, the loan and fees were paid in full and no balance remains outstanding as of September 30, 2011.

Secured Promissory Notes

As mentioned in Note 3 above, in April 2011, the Company raised a total of $2,770,000 from 24 investors, of which $1,270,000 was from 11 directors, officers, consultants or employees of the Company (collectively, the Insiders) at the time of issuance, pursuant to a series of Secured Promissory Notes. The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date. 86 Warrants were issued for each $1,000 invested. The Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. As collateral security for these Secured Promissory Notes, the Company grants the holders, a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

As of September 30, 2011, $991,000 of the Secured Promissory Notes issued to Insiders, net of $149,000 of discount, remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $29,000 and $55,000, respectively, in interest in relation to this note issued to Insiders, $31,000 of which remain outstanding as of September 30, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

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

As of September 30, 2011, $330,000 of the 2011 Chez Secured Promissory Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. For the three and nine months ended September 30, 2011, the Company incurred $5,000 and $10,000 in interest in relation to this note, respectively. As of September 30, 2011, $5,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $37,000 and $127,000 for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, the Company recorded accrued expenses of $59,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

Subsequent Events

Change in Control Agreements

As of October 17, 2011, all change in control agreements were terminated either through voluntary termination or resignation from the Company. In doing so, any potential remuneration arising in connection with those agreements have been forgiven.

Changes in Listing Platform

On October 26, 2011 the Company notified the NASDAQ Capital Market of its intention to voluntarily delist its common stock from the NASDAQ Capital Market and to list it on the OTCQX U.S. Premier (OTCQX) market, operated by OTC Markets, Inc. (OTCM-QX). The Company will remain a reporting company under the Securities Exchange Act of 1934, as amended.

The company expects that the last day of trading of its common stock on The NASDAQ Capital Market will be on or about November 17, 2011, with trading to commence on QX the next trading day.

Secured Promissory Note Exchange Offer

During November 2011, the Company began offering an opportunity for the holders of the $3,000,000 of Secured Promissory Notes and warrants to convert into common stock and new warrants as follows:

1)
For the Secured Promissory Notes, a number of new shares of common stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)	For the warrants, 1.25 new warrants for each warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, holders of approximately $1,860,000, or 62%, or the principal amount of this senior debt elected to convert their notes into shares of common stock and warrants to purchase common stock.    If all of the holders of the Secured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $287,000.

Unsecured Promissory Note Exchange Offer

During November 2011, the Company began offering an opportunity for the holders of the $300,000 of Unsecured Promissory Notes to convert into common stock and warrants as follows:

1)
A number of new shares of common Stock of the Company equal to (i) the total amount of principal plus accrued but unpaid interest of the Unsecured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of the Company’s common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the first closing date (the “AP”); plus

2)
Warrants to purchase shares of common stock of the Company with a strike price equal to 110% of the AP and in amount with an aggregate exercise price equal to 25% of the principal and interest amount of Unsecured Promissory Notes exchanged.

The closing of the sale and purchase of the securities contemplated hereby shall take place without unreasonable delay on one or more dates, following the full execution of the agreements by the Secured Promissory Note holders.

As of November 10, 2011, none of the holders of the principal amount of this debt have elected to convert their notes into shares of common stock and warrants.  If all of the holders of the Unsecured Promissory Notes agree to convert their notes into common stock, the Company will reduce its annual interest cost by approximately $39,000.

Modifications to Series D Convertible Preferred Certificate of Designation and Issuance of Additional Shares

The Company issued Series D Convertible Preferred Stock during September 2009.  The Series D certificate of designation requires that at least 50% of the holders of the Series D Convertible Preferred Stock agree to any amendments to the agreement.  During November 2011, more than 50% of the holders of the outstanding Series D Convertible Preferred Stock of the Company agreed to amend certain provisions of the Series D certificate of designation.  Accordingly, the following amendments will be applicable to all of the outstanding Series D Convertible Preferred Stock; an amendment to require that until such time as the directors declare a dividend, any unpaid and undeclared dividends accumulate, compound and will not be payable, and an amendment to decrease the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount to equal two times the AP, as applicable to the conversion of the Secured Promissory Notes and Unsecured Promissory Notes described above.  This amendment to the Series D certificate of designation will reduce the Company’s annual Series D Convertible Preferred Stock dividend requirement by approximately $500,000 annually, unless such dividends are declared by the board of directors.

Extension of Time to Pay Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. and Merriman Holdings, Inc. Litigation Settlement

On November 3, 2011, the Company further amended the settlement agreement to postpone the due date of the final payment until November 21, 2011.

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

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2011.

Changes in internal controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. and Merriman Holdings, Inc.

In July 2008, MC and the Company were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, MC and the Company were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and MC’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. MC and the Company responded to the amended consolidated complaint in June 2009 denying all liability. On May 9, 2011, the case was settled by mutual agreement. (The Davis, Cook, Bachelor, Hengehold and Thornhill cases, originally filed as separate claims, are now part of the consolidated cases.) In June 2011, the Company amended the settlement agreement and accrued additional litigation settlement expenses. The Company has appropriately accrued for settlement in this case as of September 30, 2011. On November 3, 2011, the Company further amended the settlement agreement to postpone the due date of the final payment until November 21, 2011.

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v.  Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against the Issuer’s subsidiary, Merriman Capital, Inc. by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC.  The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at Merriman Capital and seeks damages of $7.2 million.  Issuer believes that it has valid defenses and intends to contest these claims vigorously.  On November 2, 2011, Issuer caused an answer to the complaint to be filed on behalf of Merriman Capital and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to Merriman Capital and the Issuer by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages.

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

We may not be able to continue operating our business

The Company incurred significant losses in the nine months ended September 30, 2011 and the year ended December 31, 2010. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in the nine months ended September 30, 2011, and in 2010. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

Prior Claims on Assets in Liquidation

There can be no assurance that there will be any proceeds available in liquidation for holders of our Series D and Common Stock after payments to holders of our Secured Promissory Notes and our Unsecured Promissory Notes. If there are any proceeds available to stockholders in liquidation, holders of our Series D Preferred have a liquidation preference over our common stock.

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

The Company recorded net losses of $1,843,000 for the nine months ended September 30, 2011 and $5,338,000 for the year ended December 31, 2010. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

During 2011, the Company significantly reduced the scale of its operations and is actively creating a new business plan. The headcount of the firm was 77 at the beginning of the year and was 29 as of November 10, 2011. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

Currently, the Company is developing a business plan which will highlight its strengths in sponsoring corporate issuers to be listed on the OTCQX market, and on executing securities transactions for institutional customers. Although most elements of this plan have been finalized, many others elements have not yet been finalized as of November 10, 2011. There is a risk that the Company may not be able to determine a profitable new business model or that once conceived, that the firm will not be able to execute the business plan successfully due to various constraints, including those related to the current capital markets and the lack of adequate financial resources to transition the Company into the new business model.

Possible need for additional capital

As of September 30, 2011, the Company had approximately $7.4 million in current assets.  It also had approximately $3.5 million in current liabilities and approximately $1.0 million of equity at that time.  Additionally, as a broker-dealer firm, the Company is required to maintain a minimum level of net capital in order to conduct its business.  As of September 30, 2011, the Company had approximately $2.1 million of excess net capital.  Given the history of losses of the Company, the uncertain business environment, and the evolving business plans, there can be no assurance that the Company will have sufficient capital to continue to achieve its intended business objectives.

ITEM 6.	Exhibits
3.8	Certificate of Amendment of Certificate of Designation implementing changes to dividend and antidilution provisions of Series D Preferred Stock, effective November 8, 2011.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.49	Form of Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.50	Form of Chez Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

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

MERRIMAN HOLDINGS, INC.

November 14, 2011	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ JACK A. THRIFT
Jack A. Thrift
Chief Financial Officer
(Principal Financial Officer)