Form 10-K
period 2011-12-31
Merriman Holdings, Inc
filed 2012-03-30
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the 1,969,593 shares of common stock of the Registrant issued and outstanding as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, excluding 589,934 shares of common stock held by affiliates of the Registrant was $5,120,942. This amount is based on the closing price of the common stock on NASDAQ of $2.60 per share on June 30, 2011.

The number of shares of Registrant’s common stock outstanding as of March 26, 2012 was 6,471,839.

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

PART I

Item 1. Business

Overview

We are a financial services holding company that primarily provides investment banking, sales and trading execution services, and capital markets advisory services through our primary operating subsidiary, Merriman Capital, Inc. (MC).

MC is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, CA, with an additional office in New York, NY. As of December 31, 2011, we had 35 employees.  MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Liquidity

Merriman Holdings, Inc. (the Company) incurred substantial losses in 2011 and 2010. The Company had net losses of $7,894,000 and $5,338,000 in 2011 and 2010, respectively, and negative operating cash flows of $4,467,000 and $1,525,000 in 2011 and 2010. As of December 31, 2011, the Company had an accumulated deficit of $138,048,000. While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

In the fourth quarter, the Company decided to shift its strategic focus away from the traditional broker dealer model of research and institutional sales toward a capital markets advisory and platform revenue model. This represents a more scalable, predictable and profitable model in today’s environment. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin. Given the Company’s track record and brand in investment banking and institutional sales, we will continue to assist firms raise the capital needed to fuel innovation.

Principal Services

Our investment banking /broker-dealer subsidiary provides four distinctive lines of business: investment banking, institutional brokerage, capital markets advisory and financial entrepreneur services. We also provide limited research-based financial services to companies with market capitalizations up to $1 billion, which we believe is an underserved sector in the financial services industry.

Investment Banking

Our investment bankers provide a full range of corporate finance and strategic advisory services. Our corporate finance practice is comprised of industry coverage investment bankers who focus on raising capital for fast-growing companies in selected industry sectors. Our strategic advisory practice tailors solutions to meet the specific needs of our clients at various phases in their growth cycle.

Corporate Finance – Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of primarily equity and convertible debt securities. Our focus is to provide fast-growing companies with necessary capital to bring them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast-growing companies, including initial public offerings, secondary offerings and private placements. Our equity capital markets team executes securities underwriting offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors who we believe will be supportive, long-term investors. Additionally, we draw upon our deep connections throughout the financial and corporate world, expanding the available options to our corporate clients.

Strategic Advisory – Our strategic advisory services include transaction-specific advice regarding mergers and acquisitions, divestitures, spin-offs and privatizations, as well as general strategic advice. Our commitment to long-term relationships and our ability to meet the needs of a diverse range of clients has made us a reliable source of advisory services for fast-growing public and private companies. Our strategic advisory services are also supported by our capital markets professionals, who provide assistance in acquisition financing in connection with mergers and acquisition transactions.

Institutional Brokerage

We provide institutional sales, trading and equity execution and options execution services to institutional clients around the world. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities requiring the distribution and trading expertise we provide.

We provide integrated research and trading solutions centered on assisting our institutional clients in investing profitably, to grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our clients who look to us for the professional resources and relevant expertise to provide solutions for their specific situations. We believe it is important for us to assist public companies early in their corporate life cycles. We strive to provide unique investment opportunities in fast-growing, relatively undiscovered companies and to help our institutional clients to execute trades rapidly, efficiently and accurately.

Institutional Sales – Our sales professionals focus on communicating investment ideas to our clients and executing trades in securities of companies in our target growth sectors. By actively trading in these securities, we endeavor to couple the capital market information flow with the fundamental information flow provided by our analysts. We believe that this combined information flow is the basis of delivering favorable execution of investment strategies for our clients. Our sales professionals work with our analysts and bankers to provide up-to-date information to our institutional clients. We interface actively with our clients and plan to be involved with them over the long term.

Trading – Our trading professionals facilitate liquidity discovery in equity securities. We make markets in securities traded on the NASDAQ Stock Market, other stock exchanges and electronic communication networks, and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the NASDAQ Stock Market, the New York Stock Exchange and the American Stock Exchange.

The client base of our institutional brokerage business includes mutual funds, hedge funds and private investment firms. We believe this group of potential clients to number over 4,000. We grow our business by adding new clients and increasing the penetration of existing institutional clients that use our equity research and trading services in their investment process.

Corporate & Executive Services – We offer brokerage services to corporations such as stock repurchase program. We also serve the needs of company executives with restricted stock transactions, cashless exercise of options, and liquidity strategies.

Capital Markets Advisory Group/OTCQX Advisory – MC began offering services to sponsor companies on the International and Domestic OTCQX markets in 2007. In 2008, we solidified our position as the leading investment bank sponsor in this market. We enable non-U.S. and domestic companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The International and Domestic OTCQX market tiers do not require full SEC registration and are not subject to the Sarbanes Oxley Act of 2002. Listing on the market requires the sponsorship of a qualified investment bank called a Principal American Liaison (PAL) for non-U.S. companies or a Designated Advisor for Disclosure (DAD) for domestic companies. MC was the first investment bank to achieve DAD and PAL designations.  We believe that we are the leading investment bank in the number of listings of issuers on the OTCQX.

MC also offers Capital Markets Advisory Services to U.S. based companies desiring to increase the liquidity and visibility of their securities. MC believes that the market for these services is significant as it comprises the thousands of NYSE, NASDAQ, OTC and Pink Sheet companies that fall into MC’s areas of research expertise and market capitalization.

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

Competition

MC is engaged in the highly competitive financial services and investment industries. We compete with other securities firms – from large U.S.-based firms, securities subsidiaries of major commercial bank holding companies and U.S. subsidiaries of large foreign institutions to major regional firms, smaller niche players, and those offering competitive services via the internet. Long term developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals.  The trend by competitors to reduce services to address these challenges has created an opportunity for us as many highly qualified individuals have been dislocated, expanding the pool of experienced employees whom we might hire. Given the fact that many smaller firms have ceased their operations in the last four months, with our reduced overhead and the core compliance competency we have developed over the years, we believe the opportunity exists to expand our market presence in a cost effective way for our shareholders.

For a further discussion of the competitive factors affecting our business, see “We face strong competition from larger firms,” under “Item 1A - Risk Factors.”

Corporate Support

Accounting, Administration and Operations

Our accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, human resources and personnel services, office operations, information technology and telecommunication systems, the processing of securities transactions, and corporate communications. With the exception of payroll processing which is performed by an outside service bureau, and client transaction processing which is performed by our clearing firm, most data processing functions are performed internally.

Compliance, Legal, Risk Management and Internal Audit

Our compliance, legal and risk management personnel (together with other appropriate personnel) are responsible for our compliance with legal and regulatory requirements of our investment banking business and our exposure to market, credit, operations, liquidity, compliance, legal and reputation risk. In addition, our compliance personnel test and audit for compliance with our internal policies and procedures. Our general counsel provides legal service throughout our Company, including advice on managing legal risk. The supervisory personnel in these areas have direct access to senior management and to the Audit Committee of our Board of Directors to ensure their independence in performing these functions. In addition to our internal compliance, legal, and risk management personnel, we retain outside auditors, tax advisors, consultants and legal counsel for their particular functional expertise.

Risk Management

In conducting our business, we are exposed to a range of risks including:

Market risk is the risk to our earnings or capital resulting from adverse changes in the values of assets resulting from movement in equity prices or market interest rates.

Credit risk is the risk of loss due to an individual client’s or institutional counterparty’s unwillingness or inability to fulfill its obligations.

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

Legal risk is the risk that arises from potential contract disputes, lawsuits, adverse judgments, or adverse governmental or regulatory proceedings that can disrupt or otherwise negatively affect our operations or financial condition.

Reputation risk is the potential that negative publicity regarding our practices, whether factually correct or not, will cause a decline in our client base, costly litigation, or revenue decline.

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

Regulation

As a result of federal and state registration and self-regulatory organization (“SRO”) memberships, we are subject to overlapping layers of regulation that cover all aspects of our securities business. Such regulations cover matters such as capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to ensure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their clients. As a result, many aspects of the broker-dealer client relationship are subject to regulation including, in some instances, “suitability” determinations as to certain client transactions, limitations on the amounts that may be charged to clients, timing of proprietary trading in relation to clients’ trades, and disclosures to clients.

As a broker-dealer registered with the SEC and as a member firm of FINRA, we are subject to the net capital requirements of the SEC (Rule 15c3-1 of the Securities Exchange Act of 1934) as regulated and enforced by FINRA. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements that most firms are required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

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

The SEC’s capital rules also (i) require that the broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealers’ excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealers’ excess net capital; (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1,000% of the broker-dealer’s net capital in certain other circumstances; and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the broker-dealer or would unduly jeopardize the broker-dealer’s ability to pay its client claims or other liabilities.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and could also restrict our ability to withdraw capital from our broker-dealer, which in turn could limit our ability to pay interest, repay debt, and redeem or repurchase shares of our outstanding capital stock.

We believe that at all times we have been in compliance with the applicable minimum net capital rules of the SEC and FINRA.

The failure of a U.S. broker-dealer to maintain its minimum required net capital would require it to cease executing client transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

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

Additional legislation and regulations, including those relating to the activities of our broker-dealer, changes in rules promulgated by the SEC, FINRA, or other states, or foreign governmental regulatory authorities and SROs, or changes in the interpretation or enforcement of existing laws and rules may adversely affect our operation and profitability. Our businesses may be materially affected not only by regulations applicable to us as a financial market intermediary but also by regulations of general application.

Geographic Area

Merriman Holdings, Inc. is domiciled in the United States and most of our revenue is attributed to United States and Canadian clients. In 2007, through our broker-dealer subsidiary, we began advising both international and domestic companies on listing on OTCQX.

All of our long-lived assets are located in the United States.

Available Information

Our website address is www.merrimanco.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports on the “Investor Relations” portion of our website under the heading “SEC Filings.” These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. We are providing the address to our internet site solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this report.

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

Our ability to achieve a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the successful shift from a transaction oriented business to service oriented business. It also depends on the continued development of our investment banking, securities brokerage business, continued growth in our Capital Markets Advisory Group (OTCQX) and the successful launch of our Financial Entrepreneur Services platform, and we may be unable to achieve profitability if we fail to do any of the following:

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

We have had a number of structural changes to our operations as we divested certain non-core business lines to focus on our core service and product offerings. Additionally, there have been a number of significant challenges faced by the securities and financial industries in the past three years. As a result of our structural changes and the uncertainty of the current economic environment, the factors upon which we are able to base our estimates as to the gross revenue and the number of participating clients that will be required for us to maintain a positive cash flow are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenue and an increased number of clients, securities brokerage, and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all.

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

We may not be able to continue operating our business

The Company incurred significant losses in 2011 and 2010. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2011. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years. If operating conditions worsen in 2012 or if the Company receives material adverse judgments in its pending litigations, we may not have the resources to meet our financial obligations. If the Company is not able to continue in business, the entire investment of our common shareholders may be at risk, and there can be no assurance that any proceeds shareholders would receive in liquidation would be equal to their investment in the Company, or even that shareholders would receive any proceeds in consideration of their common stock.

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

The Company has historically accessed capital markets to raise money through the sale of equity.  Holders of our Series D and E Preferred Stock have certain rights and restrictive provisions which may affect our ability to continue to raise capital through the issuance of additional common stock.

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

Historically, the industry has been able to attract and retain investment banking, research, and sales and trading professionals in part because the business models have provided for lucrative compensation packages. Compensation and benefits are our largest expenditure and the variable compensation component, or bonus, has represented a significant proportion of this expense. The Company’s bonus compensation is discretionary. For 2011, the potential pool was determined by a number of components including revenue production, key operating milestones, and profitability. There is a potential, in order to ensure retention of key employees, that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses.

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

We are a relatively small investment bank with 35 employees as of December 31, 2011 and revenues of approximately $22 million in 2011. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach, have more established relationships with clients than we have, and some operate under less restrictive capital requirements. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

The Company recorded net losses of $7,894,000 and $5,338,000 for the years ended December 31, 2011 and 2010. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

We are exposed to the risk that third parties who owe us money, securities, or other assets will not fulfill their obligations. These parties may default on their obligations due to bankruptcy, lack of liquidity, operational failure, breach of contract, or other reasons. We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances.  Although we regularly review credit exposures to specific clients and counterparties and to specific industries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses, or defaults by other institutions, which in turn could adversely affect us. Also, risk management policies and procedures that we utilize with respect to investing our own funds or committing our capital with respect to investment banking or trading activities may not protect us or mitigate our risks from those activities. If any of the variety of instruments, processes, and strategies we utilize to manage our exposure to various types of risk are not effective, we may incur losses.

Our operations and infrastructure may malfunction or fail.

Our business is highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting, or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communication services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people, or systems, we could suffer impairment to our liquidity, financial loss, disruption of our businesses, liabilities to clients, regulatory intervention, or reputation damage.

We also face the risk of operational failure of any of our clearing agents, the exchanges, clearing houses, or other financial intermediaries we use to facilitate our securities transactions. Any such failure or termination could adversely affect our ability to execute transactions and to manage our exposure to risk.

In addition, our ability to conduct business may be adversely impacted by a disruption in the infrastructure that supports our businesses and the communities in which located. This may include a disruption involving electrical, communication, transportation, or other services used by us or third parties with whom we conduct business, whether due to fire, other natural disaster, power or communication failure, act of terrorism or war or otherwise. Nearly all of our employees in our primary locations, including San Francisco and New York, work in proximity to each other. If a disruption occurs in one location and our employees in that location are unable to communicate with or travel to other locations, our ability to service and interact with our clients may suffer and we may not be able to implement successfully contingency plans that depend on communication or travel. Insurance policies to mitigate these risks may not be available or may be more expensive than the perceived benefit. Further, any insurance that we may purchase to mitigate certain of these risks may not cover our loss.

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

Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a-15(f), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the United States Generally Accepted Accounting Principles (U.S. GAAP). The internal control includes policies and procedures to provide reasonable assurance that transactions are properly accounted for in accordance with U.S. GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and based on that evaluation, they concluded that such internal controls and procedures relating to the accounting research and reporting functions and the closing and reporting process were not effective. Management is committed to improving the Company’s internal control over financial reporting processes and has taken remedial actions to correct the situation.

Evaluation of our prospects may be more difficult in light of our operating history.

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

In the last 4 years, the U.S. financial markets have experienced tremendous volatility and uncertainty. Several mortgage-related financial institutions and large, reputable investment banks were not able to continue operating their businesses. In the event that the securities and financial industries face similar or greater volatility, there can be no assurance that we will be able to continue our operations.

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

In addition, financial services firms are subject to numerous conflicts of interests or perceived conflicts. The SEC and other federal and state regulators have increased their scrutiny of potential conflicts of interest. We have adopted various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, appropriate dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with conflicts of interest. Our policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Several securities firms in the United States reached a global settlement in 2003 and 2004 with certain federal and state securities regulators and self-regulatory organizations to resolve investigations into equity research analysts’ alleged conflicts of interest. Under this settlement, the firms have been subject to certain restrictions and undertakings, which have imposed additional costs and limitations on the conduct of our businesses.

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

Risks Related to Ownership of Our Common Stock

We have issued Series D and E Convertible Preferred Stock with rights preferences and privileges that are senior to those of our Common Stock. The exercise of some or all of these Series D and E Convertible Preferred Stock rights may have a detrimental effect on the rights of the holders of the Common Stock.

On September 8, 2009, we closed a private placement Preferred Stock financing transaction. We sold 23,720,916 shares of our Series D Convertible Preferred Stock at $0.43 per share (equivalent to 3,388,677  shares of common at a conversion price of $3.01 per share after adjusting for our reverse stock split in August 2010) and warrants to purchase 3,388,677 share of Common Stock at $4.55 per share to an investor group that includes certain of our officers and directors, in addition to outside investors. In connection with this transaction, the Company converted the principal and accrued interest of certain notes issued by the Company between May 2009 and July 2009 into Series D Convertible Stock. The aggregate principal amount from these cancelled notes was $1,425,000.

As the warrants originally contained a full ratchet anti-dilution provision, we recorded a non-cash warrant liability of approximately $26 million as of September 30, 2009 in accordance with U. S. GAAP, which resulted in a shareholders’ deficit (negative shareholders’ equity). This, in turn, caused us to fall outside of the NASDAQ Listing Rules which require a minimum of $2,000,000 of shareholders’ equity.

We have since remedied the noncompliance with the NASDAQ Listing Rules by amending the warrants to remove the full ratchet anti-dilution provision and thus removed the resulting shareholders’ deficit. In consideration for such amendment, the Company has agreed to pay the holders of the warrants $0.035 per warrant share in cash which was paid in February 2011.

The Series D Convertible Preferred Stock has a number of rights, preferences, and privileges that are superior to those of the Common Stock. Holders of the Series D Convertible Preferred Stock are entitled to a 6% annual dividend payable monthly in arrears. For the year ended December 31, 2011, the Company recorded cash dividends of $491,334. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D Convertible Preferred Stock are first paid.

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

During November 2011, more than 50% of the holders of the outstanding Series D Convertible Preferred Stock approved (1) an amendment to provide for dividends to be paid only when, if and as declared by the Board of Directors and such dividends will accumulate and compound until paid; (2) an amendment to decrease the “full ratchet” anti-dilution provision of the Series D Certificate of Designation to an amount equal to two times the AP, as applicable to the conversion of the Secured Promissory Notes and Unsecured Promissory Notes.

This amendment effectively reduces the Company’s Series D Convertible Preferred Stock annual dividend requirement by approximately $500,000 unless such dividends are declared by the Board of Directors.

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. All Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors and will accumulate until paid. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid.

The holders of Series E Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.63 per share of Series E Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series D and E Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

Your ownership percentage may be diluted by warrants issued in connection with our convertible notes financing.

The investors of the convertible notes issued on May 29, 2009 and June 1, 2009 received warrants to purchase an aggregate of 133,928 shares of the Common Stock of the Company at $3.50 per share on a post-reverse split basis. The investor and guarantors of the Note issued on July 31, 2009 received warrants to purchase an aggregate of 332,225 shares of the Common Stock of the Company at $4.55 per share on a post-reverse split basis. While the convertible notes and the note are no longer outstanding, the warrants issued in conjunction with them are, and exercise of these warrants would dilute the ownership percentage of existing shareholders in the Company.

Investor interest in our firm may be diluted due to issuance of additional shares of common stock.

Our Board of Directors has the authority to issue up to 300,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without shareholder approval in certain circumstances. Future issuance of additional shares of our common stock could be at values substantially below the price at which you may purchase our stock and, therefore, could represent substantial dilution. In addition, our Board of Directors could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval.

The table below represents a list of potentially dilutive securities outstanding as of March 26, 2012:

	Potentially	Weighted-Average
	Dilutive	Exercise Price
	Securities	or
	Outstanding	Conversion Price

Series D convertible preferred stock warrants	3,388,677	$4.55
Series E convertible preferred stock warrants	1,345,239	0.63
Conversion of Series D preferred stock	6,358,872	-
Conversion of Series E preferred stock	2,690,474	-
Stock options	929,646	6.18
Other outstanding warrants	1,030,909	3.57
Potentially dilutive securities	15,743,817	1.63

In addition to the potentially dilutive securities listed above, the total number of common shares outstanding as of March 26, 2012 was 6,471,839.

The exercise of the outstanding options and warrants would dilute the then-existing shareholders’ percentage ownership of our common stock. Any sales resulting from the exercise of options and warrants in the public market could adversely affect prevailing market prices for our common stock. Moreover, our ability to obtain additional equity capital could be adversely affected since the holders of outstanding options and warrants may exercise them at a time when we would also wish to enter the market to obtain capital on terms more favorable than those provided by such options and warrants. We lack control over the timing of any exercise or the number of shares issued or sold if exercises occur.

A significant percentage of our outstanding common stock is owned or controlled by senior members of our firm and other employees and their interests may differ from those of other shareholders.

Our executive officers and directors, and entities affiliated with them, currently control approximately 44% of our outstanding common stock including exercise of their options and Series D and E Preferred Stock and associated warrants. These shareholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

Provisions of the organizational documents may discourage an acquisition of us.

Our Articles of Incorporation authorize our Board of Directors to issue additional shares of preferred stock, without approval from our shareholders. This preferred stock, often called “blank check” preferred stock, could have conversion terms that would allow one share of preferred stock to convert into multiple shares of common stock. It could also have voting rights and other rights advantageous to holders of that preferred stock, but disadvantageous to holders of the Company’s common stock.

If you hold our common stock, this means that our Board of Directors has the right, without your approval as a common shareholder, to fix the relative rights and preferences of the preferred stock. This would affect your rights as a common shareholder regarding, among other things, dividends and liquidation. We could also use the preferred stock to deter or delay a change in control of our Company that may be opposed by our management even if the transaction might be favorable to you as a common shareholder.

In addition, the Delaware General Corporation Law contains provisions that may enable our management to retain control and resist a takeover of the Company. These provisions generally prevent us from engaging in a broad range of business combinations with an owner of 15% or more of our outstanding voting stock for a period of three years from the date that such person acquires his or her stock. Accordingly, these provisions could discourage or make more difficult a change in control or a merger or other type of corporate reorganization even if it could be favorable to the interests of our shareholders.

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

If our CEO leaves the Company, additional warrants will be issued, which may further dilute the ownership percentage of the holders of the Company's Common Stock

If D. Jonathan Merriman ceases to serve as Chief Executive Officer of the Company prior to August 27, 2012, the Company agreed in connection with the issuance of the Series D Convertible Preferred Stock to issue additional warrants (the “Merriman Warrants”) to the holders of the Series D Preferred Stock to purchase shares of the Company’s Common Stock. The Merriman Warrants would be exercisable for a total of 3,388,677 shares of common stock, with an exercise price of $4.55 per share and a term of five years.  Exercise of the Merriman Warrants would dilute the ownership percentage of existing holders of Common Stock.  If Mr. Merriman is deceased, is terminated without “Cause” or resigns with “Good Reason,” these warrants will not be issuable. “Cause” and “Good Reason” are defined in the Investors Rights Agreement entered into in connection with the issuance of the Series D Preferred Stock, which was filed as Exhibit 10.48 to the Company’s Amended Current Report on Form 8-K/A on September 2, 2009.

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2011, all of our real estate properties are leased. Our principal executive offices are located in San Francisco, CA and New York City, NY.  We believe the facilities we are now using are adequate and suitable for business requirements.

Item 3. Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits have been filed against the Company and its broker dealer subsidiary, MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company and David Scott Cacchione (Cacchione), a former retail broker of the Company. Del Biaggio and Cacchione pled guilty to securities fraud and were subsequently imprisoned.

Lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company’s broker dealer subsidiary, Merriman Capital, Inc. did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit.

Don Arata and Gary Thronhill, et al. v. Merriman Capital, Inc. et al.

In July 2008, the Company and its broker dealer subsidiary, MC were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, the Company and MC were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and the Company’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. The Merriman Parties responded to the amended consolidated complaint in June 2009 denying all liability. Although we believed that the Merriman Parties had meritorious defenses, the Company and MC signed separate comprehensive settlement agreements with the plaintiffs on May 9, 2011. MC was dismissed from the case with prejudice in May 2011. The Company was dismissed from the case with prejudice in January 2012.

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

Other Litigation

Other legal cases not arising out of the Del Biaggio/Cacchione matters are as follows:

Spare Backup v. Merriman Capital, Inc. (Settled)

In April 2008, MC entered into an engagement to provide investment banking services to Spare Backup, Inc. MC completed a bridge financing for Spare Backup, Inc. in the amount of $1,300,000 in June 2008. As a result of closing the financing transaction, MC was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup, Inc.’s common stock. As of November 2008, these transaction fees had not been paid to MC. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, MC filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MC fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. The parties settled the case by mutual agreement on March 22, 2011.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

The expenses incurred by the Company for the years ended December 31, 2011 and 2010 for legal services and litigation settlements amounted to $711,000 and $3,411,000, respectively.  Of the total legal settlement and professional fees incurred for the year ended December 31, 2010, $606,000 was settled in common stock, of which $461,675 were issued in 2011.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock had been quoted on the NASDAQ Stock Market, Inc. under the symbol “MERR” since February 12, 2008. Prior to this time, it traded on the American Stock Exchange under the symbol “MEM.” Since November 2011, our common stock was listed on the OTCQX, where it currently trades under the symbol “MERR.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low

2011
Fourth Quarter	$1.47	$0.41
Third Quarter	2.60	1.40
Second Quarter	3.05	2.15
First Quarter	4.06	2.00

2010
Fourth Quarter	$3.03	$1.90
Third Quarter	4.13	2.35
Second Quarter	6.37	3.43
First Quarter	7.28	4.90

The closing sale price for the common stock on March 26, 2012 was $0.59.  The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A – “Risk Factors.”

According to the records of our transfer agent, we had 625 stockholders of record as of December 31, 2011. Since many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2011.

			Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available
	Upon	Exercise	For Future
	Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Warrants	Warrants	Plans

Equity compensation plans approved by stockholders:
1999 Stock Option Plan (expired 12/30/08)	8,162	$31.63	-
2000 Stock Option and Incentive Plan (expired 2/28/10)	16,657	$5.90	-
2001 Stock Option and Incentive Plan	19,342	$11.01	-
2003 Stock Option and Incentive Plan	274,994	$4.62	-
2009 Stock Incentive Plan	666,978	$5.79	820,765
2006 Directors’ Stock Option and Incentive Plan	14,118	$3.01	-
Equity compensation not approved by stockholders	-	$-	-

Equity compensation not approved by shareholders includes shares in a Non-Qualified option plan approved by the Board of Directors of NetAmerica.com Corporation (now known as Merriman Holdings, Inc.) in 1999 and a Non-Qualified option plan approved by the Board of Directors in 2004 that is consistent with the exchange guidelines at the time of listing.

Recent Sale of Unregistered Securities

On September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom were directors, officers or employees of the Company at the time of issuance, pursuant to a series of unsecured promissory notes (Subordinated Notes).  The Subordinated Notes are for a term of three years and provide for interest comprising two components: (i) six percent (6.0%) per annum to be paid in cash monthly; and (ii) eight percent (8.0%) per annum to be accrued and paid in cash upon maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to: (A) 30% of the principal amount lent; divided by (B) $3.01 per share.  A total of 99,663 shares of common stock were issued.

On November 1, 2010, the Company issued $300,000 in Unsecured Promissory Notes to four of its Series D Convertible Preferred Stock investors with a maturity date of the earlier of January 31, 2011 or the consummation of a qualified financing, as defined.  The Unsecured Promissory Notes provide for interest of twelve percent (12%) per annum to be paid in cash at maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to 55% of the principal amount lent divided by $3.01 per share. A total of 54,817 shares of common stock were issued.

Secured Promissory Note

On November 17, 2010, the Company issued $1,050,000 in Secured Promissory Note to Ronald L. Chez, its Co-Chairman of the Board of Directors. The Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from its broker dealer subsidiary, MC, with the proceeds of the transaction being used for such purchase. The Secured Promissory Note is due and payable in two tranches as the accounts receivable become due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity of MC.  The Company paid off $720,000 of the Secured Promissory Note on December 22, 2010. As of December 31, 2010, the Secured Promissory Note of $330,000 remains outstanding and is included in notes payable to related parties – short term in the Company’s consolidated statement of financial condition.  For the year ended December 31, 2010, the Company incurred $48,000 as fees on the Secured Promissory Notes (included in cost of underwriting capital in the Company’s consolidated statement of operations), which remain outstanding as of December 31, 2010 and is included in accrued expenses and other in the consolidated statements of financial position.  On January 21, 2011, this Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000.

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued.  The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows.

(a)	For the Secured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(b)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

Fifteen investors agreed to exchange $1,750,000 principal balance of the Secured Promissory Notes plus $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants less the fair value of the original Warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $1,134,000 was recorded on the transaction based on a reacquisition price of $2,688,000 and net carrying value, including interest, of $1,554,000.

Series E Convertible Preferred Stock

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. The total proceeds of $1,595,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance. All Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors and will accumulate until paid. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid.

The holders of Series E Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.63 per share of Series E Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series D and E Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

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

MC is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, with an additional office in New York, NY. As of December 31, 2011, we had 35 employees. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of Financial Industry Regulatory Authority (FINRA) and the Securities Investors Protection Corporation (SIPC).

Executive Summary

 Our total revenues decreased 28% in 2011 to $21,949,000, primarily due to decreases in our investment banking and principal transaction revenues, resulting in a 48% increase in our net loss. Our net cash used in operating activities increased by approximately $2,900,000 primarily due to reduction in commission and bonus payables and accrued liabilities.

Commissions – Commission revenue from institutional brokerage business decreased by 10% to $13,411,000 in 2011 from $14,938,000 in 2010. The decrease was primarily due to the fact that we had fewer producers in 2011. The brokerage business continues to face increasing challenges, including the proliferation of electronic communication networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals.

Principal Transactions – Principal transaction revenue amounted to a loss of $777,000 in 2011, a 144% decrease as compared to a gain of $1,785,000 in 2010 primarily due to market volatility. Principal transaction revenue consists of customer principal trades, profits from our market making and proprietary trading activities, and unrealized gain/(loss) on trading inventory and securities received in connection with certain investment banking transactions.

Our marketable security positions are accounted for on a trade date basis and marked to market value daily. Returns from market making and proprietary trading activities tend to be more volatile than those from customer agency and principal activities.

Investment Banking – Our investment banking revenues, including Riverbank’s, decreased 37% to $8,440,000 in 2011 from $13,413,000 in 2010 consisting of a decrease of $8,143,000 or 61% in investment banking revenues, partially offset by an increase in Riverbank’s revenues of $3,199,000. Decrease in investment banking revenues was primarily due to the decrease in number of deals closed. The number of large deals (over $250,000 in fees), excluding Riverbank’s, closed in 2011 was 7 versus 15 in 2010.

Other Revenues – During 2007, MC began offering services to sponsor companies on the Domestic and International OTCQX markets. This offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. MC was the first U.S. investment bank to achieve DAD and PAL designations.   Revenues earned from these activities increased 65% to $876,000 in 2011 from $531,000 in 2010 primarily due to increase in the number of clients, 29 in 2011 versus 13 in 2010.

Employees –During 2011, our headcount was reduced in an effort to eliminate certain unprofitable revenue activities.  At December 31, 2011 and 2010, the Company had 35 and 77 employees, respectively.

Business Developments – We continue to invest in business areas that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast-growing companies to institutional investors, marketing, and other business development activities.  We continue to implement cost cutting measures in 2011.   We expect significant improvements in our operating results to be primarily driven by increases in our various revenue sources.

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2011 and 2010:

	2011	2010

Revenues:
Commissions	$13,411,312	$14,937,938
Principal transactions	(777,495)	1,784,868
Investment banking	8,439,569	13,412,832
Other revenues	875,894	530,673

Total revenues	21,949,280	30,666,311

Operating expenses:
Compensation and benefits	17,164,221	19,078,084
Stock-based compensation	725,179	1,636,100
Brokerage and clearing fees	1,395,820	1,483,436
Professional services	1,359,004	1,404,195
Occupancy and equipment	1,912,617	1,910,553
Communications and technology	1,954,384	2,006,615
Depreciation and amortization	125,726	401,346
Travel and business development	894,959	1,226,378
Legal services and litigation settlement expense	710,841	3,410,914
Cost of underwriting capital	97,625	1,068,520
Other	1,898,884	2,351,864

Total operating expenses	28,239,260	35,978,005

Operating loss	(6,289,980)	(5,311,694)
Other income	51,601	25,418
Interest income	6,249	13,576
Interest expense	(378,239)	(84,793)
Amortization of debt discount	(93,269)	(81,035)
Loss on early extinguishment of debt	(1,183,917)	-

Loss from continuing operations before income taxes	(7,887,555)	(5,438,528)
Income tax benefit	(6,107)	5,005

Loss from continuing operations	(7,893,662)	(5,433,523)
Income from discontinued operations	-	95,104

Net loss	$(7,893,662)	$(5,338,419)

Net loss attributable to common shareholders	$(8,384,996)	$(5,929,544)

Our total revenues in 2011 decreased by $8,717,000 or 28%, from 2010.  Of the total decrease in revenues,

$8,143,000 or 61% was due to investment banking, partially offset by $3,199,000 Riverbank’s revenues for a net decrease of $4,973,000 or 37%. Other contributing factors were a decrease in commission revenue of $1,527,000 or 10% and a decrease in principal revenue of $2,562,000 or 143%, partially offset by an increase in OTCQX revenue of $345,000 or 65%.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the years ended December 31:

	2011	2010

Revenue:
Capital raising	$6,580,948	$12,596,123
Financial advisory	1,858,621	816,709

Total investment banking revenue	$8,439,569	$13,412,832

Transaction Volumes:
Public offerings:
Capital underwritten participations	$356,964,000	$780,800,000
Number of transactions	9	11
Private placements:
Capital raised	$652,300,000	$312,396,000
Number of transactions	12	13
Financial advisory:
Transaction amounts	$160,000,000	$43,029,000
Number of transactions	3	4

Our investment banking revenues, including Riverbank’s, decreased 37% to $8,440,000 in 2011 from $13,413,000 in 2010 consisting of a decrease of $8,143,000 or 61% in investment banking revenues, partially offset by an increase in Riverbank ‘s revenues of $3,199,000. Decrease in investment banking revenues was primarily due to the decrease in number of deals closed. The number of large deals (over $250,000 in fees), excluding Riverbank’s, closed in 2011 was 7 versus 15 in 2010.  As a percentage of total revenues, investment banking revenues, including Riverbank’s, contributed 38% in 2011 comparing to 44% in 2010.

During the year ended December 31, 2010, there was one investment banking client that accounted for more than 10% of our total revenues.  During 2011, no one single investment banking client accounted for more than 10% of our total revenues.

Commissions and Principal Transactions Revenue

Our broker-dealer activities include the following:

•	Commissions – Commissions include revenue resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent.

•	Principal Transactions – Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Principal transactions also include gains and losses resulting from market price fluctuations that occur while holding positions in our trading security inventory.

The following table sets forth our revenue and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading operations:

	2011	2010

Revenue:
Commissions on institutional equities	$13,411,312	$14,937,938

Principal transactions:
Customer principal transactions, proprietary trading and market making	$188,559	$760,000
Investment portfolio	(966,054)	1,024,867

Total principal transactions revenue	$(777,495)	$1,784,867

Transaction Volumes:
Number of shares traded	538,327,146	676,504,648

Commissions amounted to $13,411,000 or 61% of our revenue in 2011, representing a 10% decrease from that in 2010.  The decrease was primarily due to the fact that we had fewer producers in 2011.

Principal transaction revenue amounted to a loss of $777,000 in 2011, a 144% decrease as compared to a gain of $1,785,000 in 2010 primarily due to market volatility. Principal transaction revenue consists of customer principal trades, profits from our market making and proprietary trading activities, and unrealized gain/(loss) on trading inventory and securities received in connection with certain investment banking transactions.

Our marketable security positions are accounted for on a trade date basis and marked to market value daily. Returns from market making and proprietary trading activities tend to be more volatile than those from customer agency and principal activities.

For the year ended December 31, 2011, one customer accounted for more than 10% of total revenues. No one single customer accounted for more than 10% of total revenues for the year ended December 31, 2010.

Compensation and Benefit Expenses

Compensation and benefits expenses represent the majority of our operating expenses and include commissions, base salaries, discretionary bonuses and stock-based compensation. Sales professionals are paid commissions based on their production.  Historically, sales employees have not been eligible for discretionary bonuses. Investment banking, research and support staff and executives are paid base salaries and may participate in the discretionary bonus plans. The bonus pool is funded based on a number of criteria including revenue production, profitability and other key metrics. However, the total bonus pool is evaluated by management and the Board of Directors and can be adjusted at their discretion.

The following table sets forth the major components of our compensation and benefits for the two years ended December 31, 2011 and 2010:

	2011	2010

Incentive compensation and discretionary bonuses	$9,871,572	$9,973,704
Salaries and wages	5,888,225	7,204,046
Stock-based compensation	725,179	1,636,100
Payroll taxes, benefits and other	1,404,424	1,900,334

Total compensation and benefits	$17,889,400	$20,714,184

Total compensation and benefits as a percentage of revenue	82%	68%
Cash compensation and benefits as a percentage of revenue	78%	62%

 Total compensation and benefits decreased $2,825,000 or 14% from 2010 to 2011, consisting of $1,914,000 or 10% and $911,000 or 56% decrease in cash compensation and benefits and stock-based compensation, respectively. The decrease in cash compensation and benefits was due to lower revenue and headcount reduction partially offset by separation costs. Our headcount went from 82 at December 31, 2009 to 77 at December 31, 2010 and further decreased to 35 at December 31, 2011. The decrease in stock-based compensation was primarily due to headcount reduction.

Total cash compensation and benefits as a percentage of revenue increased to 78% in 2011 from 62% in 2010 primarily due to separation costs. We continue to focus on decreasing the ratio of total cash compensation and benefits as a percentage of revenue and anticipate a lower metric in 2012.

 Incentive compensation directly correlates to commission revenue earned and discretionary bonuses primarily correlate to investment banking revenues earned. Cash compensation and benefits exclude stock-based compensation which is a non-cash expense.

One sales professional accounted for more than 10% of total revenue in 2011 and 2010.

Other Operating Expenses

Brokerage and clearing fees include trade processing fees paid to our clearing broker and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer and has contracted a third-party clearing firm to perform all of the trade clearance functions. The third-party clearing firm processes, settles trade transactions and maintains detailed customer records for MC. Security trades are executed by third-party broker-dealers and electronic trading systems. These fees directly correlate to commission revenue and brokerage transaction volume. Brokerage and clearing fees decreased $88,000 or 6% from prior year as a result from lower commission revenue.

Professional services include audit, tax and various consulting fees which decreased $45,000 or 3% from prior year.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. Occupancy and equipment expenses remained flat form prior year due to contractual obligations.

Communications and technology includes market data, voice and internet service fees. The expenses remained fairly flat form prior year with a slight decrease of $52,000 or 3%.

Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of $276,000 or 69% was due to the fact that many assets have become fully depreciated during 2011.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors.  The decrease of $331,000 or 27% directly related to the decrease in number of banking deals closed and headcount reduction in 2011.

Legal services and litigation settlement expenses relate to our ongoing litigations. The decrease of $2,700,000 or 79% from prior year was due to the fact that a number of litigations were settled in 2010.

Cost of underwriting capital directly relates to borrowed capital to underwrite investment banking deals as required by FINRA regulations.

The following expenses are included in other operating expenses for the two years ended December 31, 2011 and 2010:

	2011	2010

Insurance	$807,228	$658,778
Regulatory printing & filing	320,571	265,742
Recruiting	215,455	15,517
Taxes - Other	196,603	94,177
Supplies	69,336	100,284
Public and investor relations	58,171	207,304
Provision for uncollectible accounts receivable	53,332	448,022
Dues and subscriptions	50,490	89,481
Company events	-	219,946
Other	127,698	252,613

Total other operating expenses	$1,898,884	$2,351,864

 Other operating expenses decreased $440,000 or 19% as a result of: 1) a decrease of $150,000 in public and investor relations due to the fact that a marketing and rebranding campaign was launched in 2010, 2) a decrease of $395,000 in provision for uncollectible accounts receivable due to the write-off of certain investment banking receivables, 3) a decrease of $220,000 in company events due to our annual investor conference being re-scheduled to 2012, and 4) a decrease of $125,000 in other due to the write-off of reimbursable expenses from certain investment banking deals, partially offset by 5) an increase of $148,000 in insurance due to claim experience in prior year, 6) an increase of $200,000 in recruiting due to the hiring of a sales team in the last quarter of 2011, and 7) an increase of $102,000 in taxes due to an unanticipated prior commercial rent tax assessment.

Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions.

Amortization of Debt Discounts

 In 2011 and 2010, we issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance.  The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

 In November and December 2011, certain debt and related warrants were exchanged for common shares and new warrants to purchase common shares. The discounts related to the debt being exchanged were written off as part of the loss recognized as a result of the transaction.

Income Tax Expense

We recorded an income tax expense and benefit of $6,100 and $5,000 in 2011 and 2010, respectively, resulting in a zero effective tax rate for both years. The effective tax rate differs from the statutory rate primarily due to the net operating loss carry-forwards offset by a 100% valuation allowance resulting in a tax provision equal to our expected current benefit for the year.

Historically and currently, we have recorded a 100% valuation allowance on our deferred tax assets, the significant component of which relates to net operating loss tax carry-forwards. Management continually evaluates the realizability of its deferred tax assets based upon evidence available. Based on the evidence available at this time, we conclude that it is not "more likely than not" that we will be able to realize the benefit of our deferred tax assets in the near future.

As a result of the implementation of Accounting Standards Codification (ASC) 740, the Company recognized no adjustment in the liability for unrecognized income tax benefits and no corresponding change in retained earnings. The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company does not believe it is reasonably possible that the unrecognized tax benefits will significantly change within the next twelve months.

Discontinued Operations

Panel Intelligence, LLC

On April 17, 2007, Merriman Holdings, Inc. acquired 100% of the outstanding common shares of MedPanel Corp. which was subsequently renamed Panel Intelligence, LLC (“Panel”) and operated as a subsidiary of the Company. As a result of the acquisition, the Company began providing independent market data and information to clients in the biotechnology, pharmaceutical, medical device, and financial industries by leveraging Panel’s proprietary methodology and vast network of medical experts.

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

For the year ended December 31, 2010, income from discontinued operations related to Panel was $33,000.

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

For the year ended December 31, 2010, income from discontinued operations related to ICD was $62,000.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with U. S. GAAP which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Commission revenues and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities transactions entered into for the account and risk of our Company are recorded on a trade-date basis.

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

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of Accounting Standards Codification (ASC) 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. , the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Stock-Based Compensation

We measure and recognize compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, restricted stock, and warrants. We estimate fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. Since stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate stock-based compensation resulting from the issuance of options, restricted common stock, and warrants, we use the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

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

Liquidity and Capital Resources

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2011, MC had regulatory net capital, as defined, of $1,894,000, which exceeded the amount required by $1,644,000.

The Company incurred substantial losses in 2011 and 2010. The Company had net losses attributable to common shareholders of $8,385,000 and $5,930,000 in 2011 and 2010, respectively, and negative operating cash flows of $4,467,000 and $1,525,000 in 2011 and 2010, respectively. As of December 31, 2011, the Company had an accumulated deficit of $138,048,000. While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

In the fourth quarter, the Company decided to shift its strategic focus away from the traditional broker dealer model of research and institutional sales toward a capital markets advisory and platform revenue model. This represents a more scalable, predictable and profitable model in today’s environment. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin. Given the Company’s track record in investment banking and institutional sales, we will continue to assist firms raise the capital needed to fuel innovation.

Commitments

The following is a table summarizing our significant commitments as of December 31, 2011, consisting of non-cancellable payments under operating agreements and leases and capital leases with initial or remaining terms in excess of one year.

	Notes	Operating	Operating
	Payable	Commitments	Leases	Total

2012	$175,063	$1,467,813	$1,774,002	$3,416,878
2013	1,381,580	360,520	1,327,563	3,069,663
2014	967,907	65,000	-	1,032,907

Total commitments	2,524,550	1,893,333	3,101,565	7,519,448

Interest	(604,550)	-	-	(604,550)

Net commitments	$1,920,000	$1,893,333	$3,101,565	$6,914,898

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the two years ended December 31, 2011. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220):Presentation of Comprehensive Income,” that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U. S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

Related Party Transactions

Sale of Convertible Notes Receivable

On December 30, 2010, the Company sold its convertible note receivable from a corporate issuer, Digital Display Networks, Inc., with a face value of $50,000, including any accrued interest, to Peter Coleman, the Company’s previous Chief Financial Officer and Ronald L. Chez, its Co-Chairman of the Board of Directors, for a total selling price of $50,000. The convertible note receivable accrued interest at an annual rate of 12%. As of December 31, 2010, the convertible note receivable was no longer included in the Company’s consolidated statement of financial condition. In relation to the sale, the Company incurred an immaterial loss, which is included in other income, net in the Company’s consolidated statement of operations.

Temporary Subordinated Borrowings

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred $56,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 7, 2011.

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (DGB). DGB is controlled by Douglas G. Bergeron, who was a previous member of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Interest on the loan was $60,000 for each 10-day period.  For the year ended December 31, 2010, the Company incurred of $60,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full in October 2010.

On April 23, 2010, the Company borrowed $1,000,000 from DGB and $6,000,000 from Ronald L. Chez. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred $230,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full in May 2010.

On January 20, 2010, the Company borrowed $11,000,000 from DGB and the Bergeron Family Trust, both controlled by Douglas G. Bergeron. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred $731,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full in February 2010.

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

The total proceeds of $1,000,000 raised in the transaction above were accounted for as an issuance of debt with stock. The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument. Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes. The Company paid off $720,000 of the Secured Promissory Note on December 22, 2010. As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

As of December 31, 2011, $830,000 of the Subordinated Notes, net of $120,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $44,000, net of $6,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method. For the year ended December 31, 2011, the Company incurred $140,000 in interest on the Subordinated Notes. Total interest of $105,000 remains outstanding as of December 31, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors, pursuant to a secured promissory note (2010 Chez Secured Promissory Note). The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from MC with the proceeds of the transaction being used for such purchase.   The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable became due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000. The proceeds were used to supplement underwriting capacity for MC. As of December 31, 2010, the 2010 Chez Secured Promissory Note of $330,000 remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

 On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000. For the year ended December 31, 2011, the Company incurred $42,000 in fees, composed of $15,000 and $21,000 in cash fees, and $6,000 of interest at 29.2% per annum.  On March 24, 2011, all principal and related fees were paid and no balance remains outstanding.

2011 Chez Secured Promissory Note

On April 7, 2011, Ronald L. Chez, the Company’s Co-Chairman of the Board of Directors, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

On November 16, 2011, the 2011 Chez Secured Promissory Note plus accrued interest of $3,000 was exchanged for 445,299 shares of common stock of the Company calculated as (i) the total amount of principal plus accrued but unpaid interest divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $157,000 was recorded on the transaction based on a reacquisition price of $490,000 and net carrying value, including interest, of $333,000.

For the year ended December 31, 2011, the Company incurred $12,000 in interest in relation to this note.

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued.  The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants. The total proceeds of $2,770,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

On October 11, 2011, the Company repurchased the $100,000 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows.

(a)	For the Secured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(b)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

Fifteen investors agreed to exchange $1,750,000 principal balance of the Secured Promissory Notes plus $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants less the fair value of the original Warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $1,134,000 was recorded on the transaction based on a reacquisition price of $2,688,000 and net carrying value, including interest, of $1,554,000.

As of December 31, 2011, $636,000 of the Secured Promissory Notes, net of $84,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. The remaining Secured Promissory Notes issued to Insiders of $176,000, net of $24,000 discount, are included in notes payable to related parties in the Company’s consolidated statements of financial condition.

For the year ended December 31, 2011, the Company incurred $178,000 in interest in relation to these notes. As of December 31, 2011, $23,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

Series E Convertible Preferred Stock

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. The total proceeds of $1,595,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance. All Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors and will accumulate until paid. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid.

The holders of Series E Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.63 per share of Series E Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series D and E Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

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

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction. During the first year, the Chairman of the Committee was compensated with five-year warrants to purchase 42,857 shares the Company’s common stock at $4.55 to be issued pro rata on a monthly basis from September 2009 to September 2010. No other compensation was provided for Mr. Chez’s service on the Committee. For the year ended December 31, 2010, the Company issued 29,525 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000, respectively, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.

On January 21, 2011, the Company entered into an amended agreement with Mr. Chez restricting the exercise of these warrants without prior shareholders’ approval. The Company intends to obtain shareholders’ approval for these warrants in the next shareholders’ meeting.

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $176,000 for the year ended December 31, 2011. As of December 31, 2011, the Company recorded accrued expenses of $11,000 as the Company’s best estimate of the services performed by Mr. Chez as the Chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations

•	Consolidated Statements of Financial Condition

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Merriman Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of Merriman Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31,2011.   The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California
March 29, 2012

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Revenues:
Commissions	$13,411,312	$14,937,938
Principal transactions	(777,495)	1,784,868
Investment banking	8,439,569	13,412,832
Other	875,894	530,673
Total revenues	21,949,280	30,666,311
Operating expenses:
Compensation and benefits	17,164,221	19,078,084
Stock-based compensation	725,179	1,636,100
Brokerage and clearing fees	1,395,820	1,483,436
Professional services	1,359,004	1,404,195
Occupancy and equipment	1,912,617	1,910,553
Communication and technology	1,954,384	2,006,615
Depreciation and amortization	125,726	401,346
Travel and entertainment	894,959	1,226,378
Legal services and litigation settlement expense	710,841	3,410,914
Cost of underwriting capital	97,625	1,068,520
Other	1,898,884	2,351,864
Total operating expenses	28,239,260	35,978,005
Operating loss	(6,289,980)	(5,311,694)
Other income	51,601	25,418
Interest income	6,249	13,576
Interest expense	(378,239)	(84,793)
Amortization of debt discount	(93,269)	(81,035)
Loss on early extinguishment of debt	(1,183,917)	-
Loss from continuing operations before income taxes	(7,887,555)	(5,438,528)
Income tax (expense) benefit	(6,107)	5,005
Loss from continuing operations	(7,893,662)	(5,433,523)
Income from discontinued operations	-	95,104
Net loss	(7,893,662)	(5,338,419)
Preferred stock cash dividend	(491,334)	(591,125)
Net loss attributable to common shareholders	$(8,384,996)	$(5,929,544)
Basic and diluted net loss per share:
Loss from continuing operations	$(2.70)	$(2.71)
Income from discontinued operations	-	0.05
Net loss	$(2.70)	$(2.66)
Net loss attributable to common shareholders	$(2.87)	$(2.96)
Weighted average number of common shares:
Basic and diluted	2,919,316	2,002,305

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2011	2010

ASSETS

Cash and cash equivalents	$4,003,512	$4,898,093
Securities owned:
Marketable, at fair value	2,136,352	2,401,722
Non-marketable, at estimated fair value	347,218	2,741,452
Restricted cash	680,028	965,000
Due from clearing broker	124,805	34,072
Accounts receivable, net	359,900	1,574,644
Prepaid expenses and other assets	506,708	313,537
Equipment and fixtures, net	30,537	136,706

Total assets	$8,189,060	$13,065,226

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$246,040	$361,237
Commissions and bonus payable	986,722	3,240,021
Accrued expenses and other	1,757,342	2,514,020
Deferred rent	236,996	319,274
Deferred revenue	688,074	175,712
Capital lease obligation	-	120,453
Notes payable	679,454	299,997
Notes payable to related parties	1,006,765	1,098,840

Total liabilities	5,601,393	8,129,554

Shareholders’ equity:
Convertible Preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of December 31, 2011 and 2010; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2011 and 2010; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2011 and 2010; aggregate liquidation preference of $0	-	-
Convertible Preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 19,563,206 and 22,058,128 shares outstanding as of December 31, 2011 and December 31, 2010, respectively; aggregate liquidation preference of $8,454,239 prior to conversion, and pari passu with common stock on conversion	1,957	2,206
Convertible Preferred stock, Series E–$0.0001 par value; 5,000,000 shares authorized, 2,531,744 and 0 shares issued and 2,531,744 and 0 shares outstanding as of December 31, 2011 and December 31, 2010, respectively; aggregate liquidation preference of $1,594,999 prior to conversion, and pari passu with common stock on conversion	253	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,183,815 and 2,384,499 shares issued and 6,154,379 and 2,355,063 shares outstanding as of December 31, 2011 and 2010, respectively	619	239
Common stock payable	-	461,675
Additional paid-in capital	140,857,954	134,851,006
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(138,047,503)	(130,153,841)

Total shareholders’ equity	2,587,667	4,935,672

Total liabilities and shareholders’ equity	$8,189,060	$13,065,226

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

									Additional
	Preferred Stock		Common Stock		Common Stock Payable		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2010	23,720,916	$2,372	1,855,444	$183	-	$-	(29,436)	$(225,613)	$133,055,308	$(124,815,422)	$8,016,828

Net loss	-	-	-	-	-	-	-	-	-	(5,338,419)	(5,338,419)

Conversion of Series D Convertible Preferred Stock to common stock	(1,662,788)	(166)	237,538	25	-	-	-	-	141	-	-
Common stock payable for legal settlement	-	-	-	-	200,000	606,000	-	-	-	-	606,000
Issuance of equity for legal settlement	-	-	47,632	5	(47,632)	(144,325)	-	-	401,690	-	257,370
Preferred stock dividend	-	-	-	-	-	-	-	-	(591,125)	-	(591,125)
Exercise of common stock options	-	-	15,428	2	-	-	-	-	36,718	-	36,720
Issuance of restricted common stock, net of cancellations	-	-	73,972	8	-	-	-	-	233,599	-	233,607
Issuance of warrants to board member	-	-	-	-	-	-	-	-	103,068	-	103,068
Issuance of common stock in connection with issuance of debt	-	-	154,485	16	-	-	-	-	312,182	-	312,198
Stock-based compensation	-	-	-	-	-	-	-	-	1,299,425	-	1,299,425

Balance at December 31, 2010	22,058,128	2,206	2,384,499	239	152,368	461,675	(29,436)	(225,613)	134,851,006	(130,153,841)	4,935,672

Net loss	-	-	-	-	-	-	-	-	-	(7,893,662)	(7,893,662)
Issuance of Series E Convertible Preferred Stock	2,531,744	253	-	-	-	-	-	-	1,249,747	-	1,250,000
Issuance of warrants in connection with Series E Convertible Preferred Stock	-	-	-	-	-	-	-	-	345,000	-	345,000
Conversion of Series D Convertible Preferred Stock to common stock	(2,494,922)	(249)	356,415	36	-	-	-	-	213	-	-
Issuance of equity for legal settlement	-	-	152,368	15	(152,368)	(461,675)	-	-	461,660	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	(491,334)	-	(491,334)
Issuance of restricted common stock, net of cancellations	-	-	67,328	7	-	-	-	-	71,068	-	71,075
Return of common stock issued in connection with debt	-	-	(54,817)	(5)					(105,759)		(105,764)
Issuance of warrants in connection with issuance of debt	-	-	-	-	-	-	-	-	419,637	-	419,637
Issuance of common stock in connection with debt conversion	-	-	3,278,022	327	-	-	-	-	3,311,597	-	3,311,924
Issuance of warrants in connection with debt conversion	-	-	-	-	-	-	-	-	102,036	-	102,036
Stock-based compensation	-	-	-	-	-	-	-	-	643,083	-	643,083

Balance at December 31, 2011	22,094,950	$2,210	6,183,815	$619	-	$-	(29,436)	$(225,613)	$140,857,954	$(138,047,503)	$2,587,667

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(7,893,662)	$(5,338,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,726	401,346
Stock-based compensation	714,158	1,636,100
Amortization of debt discount and debt issuance costs	93,269	81,035
Noncash legal settlement and professional fees	-	606,000
(Gain) loss on disposal of equipment and fixtures	13,359	(2,987)
Loss on early extinguishment of debt	1,183,917	-
Provision for uncollectible accounts receivable	73,234	448,022
Cashless Exercise	(296,285)	-
Securities received for services	(384,833)	(1,440,162)
Unrealized (gain) loss on securities owned	1,984,023	(1,229,675)
Changes in operating assets and liabilities:
Securities owned	1,356,700	2,434,053
Restricted cash	284,972	107,086
Due from clearing broker	(90,733)	2,512,509
Accounts receivable	1,650,320	(1,601,673)
Prepaid expenses and other assets	(213,074)	488,409
Accounts payable	(67,771)	18,592
Commissions and bonus payable	(2,253,298)	(893,903)
Accrued expenses and other	(747,475)	249,025

Net cash used in operating activities	(4,467,453)	(1,524,642)

Cash flows from investing activities:
Purchase of equipment and fixtures	(42,916)	(32,230)
Proceeds from sale of equipment and fixtures	10,000	3,700

Net cash used in investing activities	(32,916)	(28,530)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	-	36,720
Proceeds from debt issuance	5,900,000	24,350,000
Payment of debt	(3,230,000)	(22,720,000)
Issuance of preferred stock	1,595,000	-
Payment of preferred stock dividend	(538,759)	(594,700)
Debt service principal payments	(120,453)	(277,505)

Net cash provided by financing activities	3,605,788	794,515

Decreases in cash and cash equivalents	(894,581)	(758,657)

Cash and cash equivalents at beginning of year	4,898,093	5,656,750

Cash and cash equivalents at end of year	$4,003,512	$4,898,093

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2011	2010

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$426,636	$1,073,874
Income taxes	$10,290	$35,000

Noncash investing and financing activities:
Stocks and warrants issued in connection with legal settlement	$-	$401,690
Stocks issued in connection with issuance of debt	$419,637	$312,198
Cancellation of stock issued in connection with subordinated debt	$105,759	$-
Issuance of equity for extinguishment of debt	$2,380,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Merriman Holdings, Inc. and subsidiaries, formerly Merriman Curhan Ford Group, Inc. (the Company), is a financial services holding company that provides investment banking, capital markets services, corporate services, and investment banking through its primary operating subsidiary, Merriman Capital, Inc. (hereafter MC).  MC is an investment bank and securities broker-dealer focused on fast-growing companies and institutional investors. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation.

Institutional Cash Distributors (ICD) was a division of MC which brokers money market funds serving the short-term investing needs of corporate finance departments at companies throughout the United States and Europe.  In January 2009, we sold the primary assets related to ICD operations to a group of investors which included some of our employees.  To assist in the transition of operations to the new owners, we provided substantial services to ICD, including collecting its revenues.  In the second quarter of 2010, ICD, LLC, formed by the new group of investors, started supporting its operations fully and as such, did not require significant assistance from MC. The Company terminated all employees supporting ICD business, and does not have any significant involvement on ICD. The Company determined that the criteria for discontinued operations under the guidance found in Accounting Standards Codification (ASC) Topic 205, Discontinued Operations (ASC 205), were met in 2010. As a result, the revenue and expenses of ICD have been included in discontinued operations in the consolidated statements of operations for the year ended December 31, 2010.

In January 2009, Merriman Holdings, Inc. sold its primary research business, Panel Intelligence, LLC (Panel), and has presented its results of operations as discontinued operations in its consolidated financial statements for the year ended December 31, 2010.  Panel offered primary research services to biotechnology, pharmaceutical, medical device, clean technology and financial services companies.

MCF Asset Management, LLC managed absolute return investment products for institutional and high-net worth clients.  In the fourth quarter of 2008, Merriman Holdings, Inc. decided to begin the process of liquidating the funds under management by MCF Asset Management, LLC.  We no longer have, for all practical purposes, a subsidiary dedicated to asset management.  As of December 31, 2010, all assets were effectively distributed to the investors.

Merriman Holdings, Inc. is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock was listed on the American Stock Exchange in July 2000 and on the NASDAQ Stock Market in February 2008. Since November 2011, the Company’s common stock was listed on the OTCQX, where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, CA.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business (continued)

Change in Company and Subsidiary Name

At the shareholders’ annual meeting on August 10, 2010, the shareholders approved the adoption of an amendment to the Company’s Amended Certificate of Incorporation changing the Company’s name from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc.  In September 2010, the Company also changed the name of its subsidiary from Merriman Curhan Ford & Co. to Merriman Capital, Inc.

Reverse Stock Split

At the shareholders’ annual meeting on August 10, 2010, the shareholders voted to approve the amendment to the Company’s Amended Certificate of Incorporation to affect a one-for-seven reverse stock split.  The reverse stock split became effective at 12:01 am, Eastern Time, on August 16, 2010. Pursuant to the reverse stock split, each seven shares of authorized and outstanding common stock was reclassified and combined into one share of new common stock. In addition, upon the effectiveness of the reverse stock split, each seven shares of Series D Convertible Preferred Stock are convertible into one share of common stock of the Company. The reverse stock split did not change the number of authorized shares or the par value per share of common stock or preferred stock designated by the Company's Certificate of Incorporation. Currently, the Company has authorized 300,000,000 shares of common stock. All references to share and per share data for all periods presented have been retroactively adjusted to give effect to the one-for-seven reverse stock split.

Liquidity

The Company incurred substantial losses in 2011 and 2010. The Company had net losses attributable to common shareholders of $8,385,000 and $5,930,000 in 2011 and 2010, respectively, and negative operating cash flows of $4,467,000 and $1,525,000 in 2011 and 2010, respectively. As of December 31, 2011, the Company had an accumulated deficit of $138,048,000. While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

In the fourth quarter, the Company decided to shift its strategic focus away from the traditional broker dealer model in and around research and institutional sales toward a model of recurring revenue and platform revenue which represents a more scalable, predictable and profitable model in today’s environment and management believes that they will result in reduced fixed operating costs going forward. However, given the Company’s historical track recorded in Investment Banking and Institutional Equities and Options we will continue to help firms raise the capital needed to fuel innovation.

2.  Summary of Significant Accounting Policies

Basis and Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

Under Accounting Standards Codification (ASC) 855, Subsequent Events, the Company has evaluated all subsequent events until the date these consolidated financial statements were filed with the SEC.

For the purposes of presentation, dollar amounts displayed in these Notes to Consolidated Financial Statements were rounded to the nearest thousand.

Principles of Consolidation

As of December 31, 2011, the Company has two wholly-owned U.S. subsidiaries. The subsidiaries, MC and Merriman Asset Management, Inc. have been consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its OTCQX Advisory Services (OTCQX) offering and fee structure. Accordingly, effective January 1, 2011, the Company reorganized its business around three operating segments: MC, Riverbank and OTCQX. The Company's reportable segments are strategic business units that offer products and services which are compatible with our core business strategy.

Use of Estimates

The preparation of financial statements in conformity with U. S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements.

Advertising Costs

Advertising costs include expenses associated with investor relations and are expensed as incurred.  We recorded $58,000 and $207,000 of advertising costs for the years ended December 31, 2011 and 2010, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Summary of Significant Accounting Policies (continued)

Commissions and Principal Transactions Revenue

Commission revenue includes revenue resulting from executing stock exchange-listed securities, over-the-counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commission revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

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

The Company adopted FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2008. Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. ASC 740-10 requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. ASC 740-10 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding. Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2011 and 2010, because the addition of common shares and share equivalents that would be issued assuming exercise or conversion would be anti-dilutive.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220):Presentation of Comprehensive Income,” that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

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

Fair Value Measurement—Definition and Hierarchy

The Company follows the provisions of ASC 820, Fair Value Measurement and Disclosures, for its financial assets and liabilities.  Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

For further information on financial assets and liabilities that are measured at fair value on a recurring and nonrecurring basis, and a description of valuation techniques, see Note 5.

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

Allowance for uncollectible accounts was $436,000 as of December 31, 2010. No allowance for uncollectible accounts was required as of December 31, 2011.

At December 31, 2010, the Company had $330,000 outstanding accounts receivable pledged as collateral to secure a promissory note which are included in accounts receivable, net, in the Company’s statement of financial condition. Also refer to Note 3 – Issuance of Debt.

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

As of December 31, 2011 and 2010, the Company held concentrated positions in three and two securities with total fair values in the amounts of $1,343,000 and $3,563,000, respectively. The prices of these securities are highly volatile.

As of December 31, 2011 and 2010, the Company held concentrated positions in accounts receivable with three clients, each of which exceeded 10% of total accounts receivable  The clients referred to as of 2010 were not the same ones as the clients as of 2011.

During 2011 and 2010, one sales professional accounted for more than 10% of total revenue and one customer accounted for more than 10% of revenue.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Issuance of Debt

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

The total proceeds of $1,000,000 raised in the transaction above were accounted for as an issuance of debt with stock. The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument. Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes. As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

As of December 31, 2011, $830,000 of the Subordinated Notes, net of $120,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $44,000, net of $6,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method. For the year ended December 31, 2011, the Company incurred $140,000 in interest on the Subordinated Notes. Total interest of $105,000 remains outstanding as of December 31, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors, pursuant to a secured promissory note (2010 Chez Secured Promissory Note).  The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from MC with the proceeds of the transaction being used for such purchase.   The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable became due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011.  It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000.  The proceeds were used to supplement underwriting capacity for MC. As of December 31, 2010, the 2010 Chez Secured Promissory Note of $330,000 remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

 On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000. For the year ended December 31, 2011, the Company incurred $42,000 in fees, composed of $15,000 and $21,000 in cash fees, and $6,000 of interest at 29.2% per annum. On March 24, 2011, all principal and related fees were paid and no balance remains outstanding.

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

The total proceeds of $300,000 raised in the transaction above were accounted for as an issuance of debt with stock.  The total proceeds of $300,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on such allocation method, the value of the stock issued in connection with the Unsecured Promissory Notes was $106,000, which was recorded as a discount on the debt and applied against the Unsecured Promissory Notes. As of December 31, 2010, Unsecured Promissory Notes of $260,000, net of $40,000 discount, remain outstanding and is included in notes payable in the Company’s consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2011, the Company amended its Unsecured Promissory Notes to extend their maturity dates from January 31, 2011 to December 31, 2011.  The interest rate from the amendment date to the maturity date was increased to 13%.  Furthermore, the additional common stock consideration was cancelled and returned to the Company, as such $65,000 of previously amortized discount on debt was reversed. For the year ended December 31, 2011, the Company incurred $37,000 in interest in relation to this note.

On December 14, 2011, the Company entered into exchange agreements with the Unsecured Promissory Note investors whereby the investors agree to exchange the Unsecured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows.

(a)	For the Unsecured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the Unsecured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(b)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

On December 14, 2011, the $300,000 principal balance and $43,000 accrued interest was converted into 459,218 common shares and 83,496 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. A gain of $107,000 was recorded on the transaction based on a reacquisition price of $236,000 and net carrying value, including interest, of $343,000.

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued.  The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants. The total proceeds of $2,770,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

On October 11, 2011, the Company repurchased the $100,000 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows.

(c)	For the Secured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(d)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fifteen investors agreed to exchange $1,750,000 principal balance of the Secured Promissory Notes plus $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants less the fair value of the original Warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $1,134,000 was recorded on the transaction based on a reacquisition price of $2,688,000 and net carrying value, including interest, of $1,554,000.

As of December 31, 2011, $636,000 of the Secured Promissory Notes, net of $84,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. The remaining Secured Promissory Notes issued to Insiders of $176,000, net of $24,000 discount, are included in notes payable to related parties in the Company’s consolidated statements of financial condition.

For the year ended December 31, 2011, the Company incurred $178,000 in interest in relation to these notes. As of December 31, 2011, $23,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

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

On November 16, 2011, the 2011 Chez Secured Promissory Note plus accrued interest of $3,000 was exchanged for 445,299 shares of common stock of the Company calculated as (i) the total amount of principal plus accrued but unpaid interest divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $157,000 was recorded on the transaction based on a reacquisition price of $490,000 and net carrying value, including interest, of $333,000.

For the year ended December 31, 2011, the Company incurred $12,000 in interest in relation to this note.

Temporary Subordinated Loan

During the first quarter of 2011, the Company issued a loan in the form of temporary subordinated loans to supplement the Company’s net capital and enable it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. All temporary subordinated loan transactions are disclosed separately in Note 17 – Related Party Transactions.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Shareholders’ Equity

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933. Effective upon the reverse-stock split as discussed in Note 1, seven shares of Series D Convertible Preferred Stock is convertible into one share of common stock of the Company. For the year ended December 31, 2011, 2,494,922 shares of Series D Convertible Preferred Stock were converted to 356,415 shares of common stock.

The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable monthly in arrears. For the year ended December 31, 2011 and 2010, total Series D Convertible Preferred Stock dividends were $491,000 and $591,000, respectively. Of the total dividends recorded, $0 and $47,000 remain outstanding as of December 31, 2011 and 2010, respectively, which is included in accounts payable in the consolidated statements of financial condition.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During November 2011, as required by the Series D certificate of designation, more than 50% of the holders of the outstanding Series D Convertible Preferred Stock of the Company agreed to amend certain provisions of the Series D certificate of designation.  Accordingly, the following amendments became applicable to all of the outstanding Series D Convertible Preferred Stock; an amendment to require that until such time as the directors declare a dividend, any unpaid and undeclared dividends accumulate, compound and will not be payable, and an amendment to decrease the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount to equal two times the AP, as applicable to the conversion of the Secured Promissory Notes and Unsecured Promissory Notes described above.

During December 2011, the Series D certificate of designation was amended again to decrease the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount equal to two times the price at which such additional shares of common stock are issued in connection with the sale of Series E Convertible Preferred Stock.

Series E Convertible Preferred Stock

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. The total proceeds of $1,595,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance. All Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors and will accumulate until paid. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid.

The holders of Series E Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.63 per share of Series E Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series D and E Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  5. Fair Value of Assets and Liabilities

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

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets.  These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable.   The Company determines the fair value of infrequently traded securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques.  Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock.  As of December 31, 2011, the fair value of this type of securities included in securities owned in the statement of financial condition is $ 907,000.  Had these securities been valued using observed closing prices, the total value of the securities would have been $ 957,000.

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

5. Fair Value of Assets and Liabilities (continued)

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

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$886,497	$-	$907,495	$1,793,992
Stock warrants	-	-	683,211	683,211
Underwriters’ purchase option	-	-	5,972	5,972
Preferred stock	-	-	395	395

Total securities owned	$886,497	$-	$1,597,073	$2,483,570

Of the total securities owned as of December 31, 2011, $1,680,000 of corporate equities and $ 456,000 of stock warrants and underwriters’ purchase options whose underlying stock is freely traded are considered to be marketable.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value of Assets and Liabilities (continued)

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value of Assets and Liabilities (continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2011 and 2010.

				Underwriters’
	Corporate		Stock	Purchase	Preferred
	Equities		Warrants	Option	Stock	Total
Balance at January 1, 2010	$21,731		$1,575,481	$-	$-	$1,597,212
Purchases or receipt (a)	96,890		316,184	956,707	-	1,369,781
Sales or exercises	(21,731)		(409,528)	-	-	(431,259)
Transfers into	248,637	(b)	-	-	434	249,071
Gains (losses):
Unrealized	(287,730)		842,764	561,758	(183)	1,116,609
Balance at December 31, 2010	$57,797		$2,324,901	$1,518,465	$251	$3,901,414
Purchases or receipt (a)	2,955		754,847	-	-	757,802
Sales or exercises	722,575		(420,178)	(881,804)	-	(579,407)
Transfers out of	(10,658	)(c)	-	-	-	(10,658)
Gains (losses):
Realized	(292,278)		(13,342)	-	-	(305,620)
Unrealized	427,104		(1,963,017)	(630,689)	144	(2,166,458)

Balance at December 31, 2011	$907,495		$683,211	$5,972	$395	$1,597,073

Change in unrealized gains (losses) relating to instruments still held at December 31, 2011	$150,938		$(1,135,978)	$(59,187)	$143	$(1,044,084)

Change in unrealized gains (losses) relating to instruments still held at December 31, 2010	$(287,730)		$868,761	$561,758	$(183)	$1,142,606

(a)	Includes purchases of securities and securities received for services

(b)	Principally reflects transfers from Level 1, due to reduced trading activity, and therefore price transparency, on the underlying instruments
(c)	Principally reflects transfer to Level 1, due to availability of market data and therefore more price transparency

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fair Value of Assets and Liabilities (continued)

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the consolidated statements of operations.

6. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2011	2010

Computer equipment	$564,906	$553,526
Furniture and equipment	934,882	931,955
Software	191,744	191,744
Leasehold improvements	1,113,769	1,113,769

	2,805,301	2,790,994
Less accumulated depreciation	(2,774,764)	(2,654,288)

	$30,537	$136,706

No equipment or fixtures were purchased through capital lease financing during 2011. At December 31, 2011, there were no outstanding capital leases.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Discontinued Operations

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

For the year ended December 31, 2010, income from discontinued operations related to Panel was $33,000. As of December 31, 2011 and 2010, there were no assets or liabilities held for sale by the Company that related to Panel that were included in the Company’s consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Discontinued Operations (continued)

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

For the year ended December 31, 2010, income from discontinued operations related to ICD was $62,000. As of December 31, 2011 and 2010, there were no assets or liabilities held for sale by the Company that related to ICD that were included in the Company’s consolidated statements of financial condition.

The following revenue and expenses related to Panel and ICD have been reclassified as discontinued operations for the year ended December 31, 2010:

December 31, 2010

Revenue	$9,167,983
Operating expenses:
Compensation and benefits	7,870,502
Brokerage and clearing fees	27,219
Professional services	269,932
Occupancy and equipment	180,948
Communication and technology	213,867
Travel and entertainment	348,905
Legal services	75,519
Other expenses	119,328

9,106,220

Operating income	61,763
Other income	33,341

Net income	$95,104

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense

Stock Options

In 2009, the Company, with shareholder approval, adopted the 2009 Stock Incentive Plan (the “2009 Plan”). Up to 1,142,857 new shares of its common stock may be issued pursuant to awards granted under the 2009 Plan. The Company no longer grants options under any of its prior option plans. Any shares of the Company’s common stock which become available for new grant, upon the termination of employees holding unvested option grants under existing plans, will be added to the 2009 Plan.

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of December 31, 2011 and 2010, there were no shares subject to repurchase.

As of December 31, 2011 and 2010, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of December 31, 2011 and 2010, 820,765 and 153,026 shares were available for future grants under the Option Plans, respectively. There were no shares available for future grants outside of the Options Plans as of the end of 2011 and 2010.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

The following table is a summary of the Company’s stock option activity for the two years ended December 31, 2011 :

	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	1,665,083	$5.85	1,364,236	$8.68
Granted	277,892	2.44	629,578	3.38
Exercised	-	-	(15,428)	(2.38)
Canceled	(1,013,329)	(4.61)	(313,303)	(13.40)

Outstanding at end of year	929,646	6.18	1,665,083	5.85

Exercisable at end of year	519,478	$6.48	486,952	$7.00

Vested and expected to vest as of December 31, 2011	886,442

The following table summarizes information with respect to stock options outstanding at December 31, 2011, based on the Company’s closing stock price on December 31, 2011 of $0.43 per share:

	Options Outstanding at December 31, 2011				Vested Options at December 31, 2011
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	435,878	7.35	$2.82	$-	247,529	$2.97	$-
$3.5000 - $6.9999	81,936	7.14	5.92	-	45,955	5.77	-
$7.0000 - $10.4999	364,045	7.83	8.42	-	190,619	8.42	-
$10.5000 - $13.9999	24,181	6.06	11.42	-	16,057	11.63	-
$14.0000 - $27.9999	18,365	1.62	22.35	-	14,080	20.98	-
$28.0000 - $48.9999	2,232	3.55	33.89	-	2,229	33.89	-
$49.0000 - $84.4999	3,009	2.02	67.92	-	3,009	67.92	-

	929,646	7.35	$6.18	$-	519,478	$6.48	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2011 and 2010:

	2011	2010

Volatility	123%	128%
Average expected term (years)	3.7	3.1
Risk-free interest rate	1.49%	1.63%
Dividend yield	-	-

Consistent with ASC 718, Stock Compensation , the Company considered the historical volatility of its stock price in determining its expected volatility, and, finding this to be reliable, determined that the historical volatility would result in the best estimate of expected volatility. Since the Company does not have any traded options or other traded financial instruments such as convertible debt, implied volatilities are not available.

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

The weighted-average grant date fair value of stock options granted during 2011 and 2010 was $2.11 and $2.56, respectively. Compensation expense for stock options during the years ended December 31, 2011 and 2010 was $824,000 and $1,594,000, respectively. Of the total stock compensation expense for the year ended December 31, 2010, $138,000 was incurred due to acceleration of vesting terms of stock options of three employees upon their termination. As of December 31, 2011, total unrecognized compensation expense related to unvested stock options was $1,416,000. This amount is expected to be recognized as expense over a weighted-average period of 1.97 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant.  The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the years ended December 31, 2011 and 2010 was $76,000 and ($61,000), respectively.  We had a negative stock compensation expense for the year ended December 31, 2010 due to cancellation of restricted stock that had been granted to an employee who was terminated in March 2010.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s closing stock price on December 31, 2011 of $0.43 per share:

		Weighted-
	Non-Vested	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of January 1, 2010	5,522	74.07	$33,629
Granted	78,694	3.17
Vested	(68,660)	(3.79)
Canceled	(4,725)	(79.53)

Balance as of December 31, 2010	10,831	6.68	$23,828
Granted	199,606	2.05
Vested	(7,526)	(4.01)
Canceled	(132,306)	(2.23)

Balance as of December 31, 2011	70,605	$2.12	$30,360

Vested and expected to vest as of December 31, 2011	54,713

The total fair value of restricted stock that vested during the years ended December 31, 2011 and 2010 was $30,000 and $260,000, respectively.

As of December 31, 2011, total unrecognized compensation expense related to restricted stock was $60,000. This expense is expected to be recognized over a weighted-average period of 1.12 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Mr. Ronald Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction. During the first year, the Chairman of the Committee was compensated with five-year warrants to purchase 42,857 shares the Company’s common stock at $4.55 to be issued pro rata on a monthly basis from September 2009 to September 2010. No other compensation was provided for his service on the Committee. For the year ended December 31, 2010, the Company issued 29,525 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000, based on the calculated fair value of the warrants using the Black-Scholes option valuation model.

On January 21, 2011, the Company entered into an amended agreement with Mr. Chez restricting the exercise of the 42,857 warrants without prior shareholders’ approval. The Company intends to shareholders’ approval for these warrants in the next shareholders’ meeting.

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $176,000 for the year ended December 31, 2011. As of December 31, 2011, the Company recorded accrued expenses of $11,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

In August 2010, the shareholders approved Mr. Chez to be the Co-Chairman of the Board of Directors of the Company. For the first year of his term as co-chairman, Mr. Chez was compensated with 42,857 shares of the Company’s common stock and the Company recorded $135,000 of stock-based compensation expense.

9. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the two years ended December 31, 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Income tax expense (benefit) consisted of the following for the two years ended December 31:

	2011	2010

Current:
Federal	$(344)	$(5,005)
State	6,451	-

Total	$6,107	$(5,005)

The following table reconciles the federal statutory rate to the effective tax rate of the provision for income taxes for the two years ended December 31:

	2011	2010

Federal statutory income tax rate (benefit)	(34)%	(34)%
State income taxes	(8)	(7)

Stock-based compensation	2	4
Meals & entertainment	1	3
Valuation allowance	39	34

Effective tax rate	0%	0%

The effective tax rate is influenced by the Company’s performance and tax planning opportunities available in the various jurisdictions in which the Company operates.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2011 and 2010, are presented as follows:

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carry-forwards	$12,070,793	$9,620,051
Reserves and accruals	671,646	1,251,339
Unrealized gain/ loss	4,201,193	3,293,738
Other	1,341,841	652,033

Total deferred tax assets	18,285,473	14,817,161
Valuation allowance	(18,285,473)	(14,817,161)

Net deferred tax asset	$-	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The net change in the valuation allowance for the year ended December 31, 2011 was an increase of $3,468,000. This increase was primary the result of the addition of net operating loss carry-forward from loss generated in current year. The Company has established a valuation allowance against that portion of deferred tax assets where management was not able to determine that it is more likely than not that the asset will be realized.

As of December 31, 2011, the Company had federal and state operating loss carry-forwards of approximately $28,528,000 and $21,854,000, respectively. If not earlier utilized, the federal net operating loss carry-forward will expire between 2021 and 2031 and the state loss carry-forward will expire between 2012 and 2032.

The Tax Reform Act of 1986 and similar state legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the events of an "ownership change" of a corporation. Accordingly, the Company has analyzed the impact of "ownership change" limitations on its ability to utilize net operating losses and credit carry-forwards. As a result, the Company has reduced the net operating losses.

The Company adopted FASB Interpretation ASC 740-10, “Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2008. Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. ASC 740-10 requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. ASC 740-10 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

The Company does not have any material accrued interest or penalties associated with any unrecognized tax benefits. The Company's policy is to account for interest, if any, as interest expense and penalties as income tax expense.

The Company’s tax years 2001-2011 will remain open for examination by the U.S. federal tax authorities. The Company’s tax years 2001-2011 will remain open for all tax years with loss carry-overs for examination by state tax authorities. Net operating losses deducted are subject to review and adjustment for three to four years after the net operating losses are deducted on the U.S. and state returns filed.

11. Loss per Share

The following is a reconciliation of net loss to net loss attributable to common stockholders:

	Year Ended December 31,
	2011	2010

Loss from continuing operations	$(7,893,662)	$(5,433,523)

Income from discontinued operations	-	95,104

Net loss	$(7,893,662)	$(5,338,419)
Convertible preferred stock, series D dividends	(491,334)	(591,125)
Net loss attributable to common shareholders - basic and diluted	$(8,384,996)	$(5,929,544)

Weighted-average number of common shares -basic	2,919,316	2,002,305
Assumed exercise or conversion of all potentially dilutive common shares outstanding	-	-
Weighted-average number of common shares -diluted	2,919,316	2,002,305

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(2.70)	$(2.71)
Income from discontinued operations	-	0.05

Net loss per share	$(2.70)	$(2.67)

Net loss per share attributable to common shareholders	$(2.87)	$(2.96)

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Loss per Share (continued)

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

The Company excludes all potentially dilutive securities from its diluted net loss per share computation when their effect would be anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive:

	2011	2010

Stock options and warrants excluded due to the exercise price exceeding the average fair value of the Company's common stock during the period	5,566,720	5,135,055

Weighted-average restricted stock, stock options and stock warrants, calculated using the treasury stock method, that were excluded due to the Company reporting a net loss during the period	51,043	48,509

Weighted-average shares issuable upon conversion of the Convertible Preferred stock, Series D	6,856,502	3,288,549

Weighted-average shares issuable upon conversion of the Convertible Preferred stock, Series E	13,873	-

Common stock payable	-	152,368

Total common stock equivalents excluded from diluted net loss per share	12,488,138	8,624,481

As of December 31, 2011, the Company has outstanding warrants of 5,685,459 with a weighted average exercise price of $3.50 and weighted average remaining term of 3.62 years.  As of December 31, 2010, the Company has outstanding warrants of 4,190,816, with a weighted average exercise price of $4.54 and weighted average remaining term of 4.24 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Corporate items and eliminations include the effects of eliminating transactions between operating segments, and certain non-allocated amounts. Corporate items and eliminations is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements. Certain amounts included in corporate items and elimination costs are not allocated to operating segments because they are excluded from the measurement of their operating performance for internal purposes. These include Board of Directors compensation, interest on general borrowings, litigation settlement costs and other charges.

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Year Ended
	December 31, 2011	December 31, 2010

Revenues
MC	$18,055,175	$30,298,295
Riverbank	3,198,976	-
OTCQX	667,579	392,804
Total segment revenues	21,921,730	30,691,099
Consolidation items and elimination	27,550	(24,788)
Consolidated revenues	$21,949,280	$30,666,311

Segment loss
MC	$(6,432,813)	$(1,962,388)
Riverbank	77,427	-
OTCQX	138,826	93,209
Total segment loss	(6,216,560)	(1,869,179)
Consolidation items and elimination	(1,677,102)	(3,564,344)
Consolidated loss from continuing operations	$(7,893,662)	$(5,433,523)

Substantially all of our revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2011, consisting of notes payable, operating commitments, future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes	Operating	Operating
	Payable	Commitments	Leases	Total

2012	$175,063	$1,467,813	$1,774,002	$3,416,878
2013	1,381,580	360,520	1,327,563	3,069,663
2014	967,907	65,000	-	1,032,907

Total commitments	2,524,550	1,893,333	3,101,565	7,519,448

Interest	(604,550)	-	-	(604,550)

Net commitments	$1,920,000	$1,893,333	$3,101,565	$6,914,898

The Company leases its San Francisco corporate office and its New York office under non-cancelable operating leases expiring in December 2013 and August 2013, respectively. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,460,000 in 2011, net of $158,000 sublease rent received, $1,324,000 in 2010, net of $143,000 sublease rent received.

  The Company exited its primary research business when it sold the assets of its subsidiary Panel and liquidated the remaining assets under management by MCF Asset Management, LLC during 2010. The Company subleased its Cambridge office to the buyers of Panel Intelligence and subleased the office space in San Francisco, previously occupied by MCF Asset Management, to a third party. The Cambridge lease was assigned to the buyers of Panel Intelligence during 2010. The San Francisco sublease expired in December 2011.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee. These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels. As December 31, 2011 and 2010, the Company had no open underwriting commitments.

Marketable securities, restricted cash, and cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2011 and 2010, the Company had $250,000 of cash on deposit with its clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

From time to time, the Company may obtain funds through capital leases to purchase furniture and equipment, to replace current ones or for expansion. The Company did not enter into any capital lease agreements in 2011 or 2010.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits have been filed against the Company and its broker dealer subsidiary, MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company and David Scott Cacchione (Cacchione), a former retail broker of the Company. Del Biaggio and Cacchione plead guilty to securities fraud and were subsequently imprisoned.

Lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of itself and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company’s broker dealer subsidiary, Merriman Capital, Inc. did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit.

Don Arata and Gary Thronhill, et al. v. Merriman Capital, Inc. et al.

In July 2008, the Company and its broker dealer subsidiary, MC were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, the Company and MC were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and the Company’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. The Merriman Parties responded to the amended consolidated complaint in June 2009 denying all liability. Although we believed that the Merriman Parties had meritorious defenses, the Company and MC signed separate comprehensive settlement agreements with the plaintiffs on May 9, 2011. MC was dismissed from the case with prejudice in May 2011. The Company was dismissed from the case with prejudice in January 2012.

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

Other Litigation

Other legal cases not arising out of the Del Biaggio/Cacchione matters are as follows:

Spare Backup v. Merriman Capital, Inc. (Settled)

In April 2008, MC entered into an engagement to provide investment banking services to Spare Backup, Inc. MC completed a bridge financing for Spare Backup, Inc. in the amount of $1,300,000 in June 2008. As a result of closing the financing transaction, MC was entitled to reimbursement of its expenses, a convertible note with principal valued at $161,100 and 370,370 shares of Spare Backup, Inc.’s common stock. As of November 2008, these transaction fees had not been paid to MC. We hired counsel to seek payment of the fees and to proceed to arbitration, as is specified in the engagement letter. In January 2009, MC filed a petition to compel arbitration in the San Francisco County Superior Court. In response to the petition to compel arbitration, Spare Backup filed a complaint in the Riverside County Superior Court, Indio Branch, for fraud and declaratory relief alleging that MC fraudulently induced it to execute the investment banking engagement letter. The petition for arbitration was granted in May of 2009 and the Indio action was stayed for all purposes pending the outcome of arbitration. The parties settled the case by mutual agreement on March 22, 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies (continued)

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

The expenses incurred by the Company for the years ended December 31, 2011 and 2010 for legal services and litigation settlements amounted to $698,000 and $3,411,000, respectively.  Of the total legal settlement and professional fees incurred for the year ended December 31, 2010, $606,000 was settled in common stock, of which $461,675 remain issuable in 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Financial Instruments, Off-Balance Sheet Arrangements and Credit Risk

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2011 and 2010, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the two years ended December 31, 2011. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Compliance with Listing Requirements

On December 8, 2010, the Company was notified by the NASDAQ Stock Market that it had violated NASDAQ Listing Rule 5635 by issuing warrants to Ronald L. Chez, the Company’s Co-Chairman of the Board of Directors, without shareholders’ approval. The warrants were issued in August 2009 to purchase 42,857 shares (after adjusting for the Company’s 1-for-7 reverse stock split in August 2010) of the Company’s common stock, and were for Mr. Chez’s service as Chairman of the Strategic Advisory Committee in connection with the Company’s Series D Preferred Stock financing.

On January 21, 2011, the Company entered into an amended agreement with Mr. Chez restricting the exercise of these warrants without prior shareholders’ approval. The Company intends to obtain shareholders’ approval for these warrants in the next shareholders’ meeting. On February 8, 2011, the Company was notified by the NASDAQ Stock Market that the matter had been resolved. In connection with such resolution, the Company was issued a Letter of Reprimand in accordance with NASDAQ Listing Rule 5810(c)(4).

On February 8, 2011, the Company was also notified by the NASDAQ Stock Market that Mr. Chez, who served on the Company’s Audit Committee from August 10, 2010 to December 21, 2010, was ineligible to do so under NASDAQ Listing Rule 5605(c)(A)(ii). The Company took immediate corrective action and upon Mr. Chez’s resignation from the Audit Committee and replacement by an independent director, the Company has since been in compliance with NASDAQ Listing Rules.

16. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for their registrants. As of December 31, 2011, MC had regulatory net capital, as defined, of $1,894,000, which exceeded the amount required by $1,644,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions

Sale of Convertible Notes Receivable

On December 30, 2010, the Company sold its convertible note receivable from a corporate issuer, Digital Display Networks, Inc., with a face value of $50,000, including any accrued interest, to Peter Coleman, the Company’s previous Chief Financial Officer and Ronald L. Chez, its Co-Chairman of the Board of Directors, for a total selling price of $50,000. The convertible note receivable accrued interest at an annual rate of 12%. As of December 31, 2010, the convertible note receivable was no longer included in the Company’s consolidated statement of financial condition. In relation to the sale, the Company incurred an immaterial loss, which is included in other income, net in the Company’s consolidated statement of operations.

Temporary Subordinated Borrowings

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred $56,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 7, 2011.

On September 28, 2010, the Company borrowed $4,000,000 from DGB Investment, Inc. (DGB). DGB is controlled by Douglas G. Bergeron, who was a previous member of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Interest on the loan was $60,000 for each 10-day period.  For the year ended December 31, 2010, the Company incurred of $60,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full in October 2010.

On April 23, 2010, the Company borrowed $1,000,000 from DGB and $6,000,000 from Ronald L. Chez. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred $230,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full in May 2010.

On January 20, 2010, the Company borrowed $11,000,000 from DGB and the Bergeron Family Trust, both controlled by Douglas G. Bergeron. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. The Company incurred $731,000 in loan fees, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full in February 2010.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions (continued)

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

The total proceeds of $1,000,000 raised in the transaction above were accounted for as an issuance of debt with stock. The total proceeds of $1,000,000 have been allocated to these individual instruments based on the relative fair values of each instrument. Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes. As of December 31, 2010, the Subordinated Notes of $809,000, net of $191,000 discount, remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

As of December 31, 2011, $830,000 of the Subordinated Notes, net of $120,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $44,000, net of $6,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method. For the year ended December 31, 2011, the Company incurred $140,000 in interest on the Subordinated Notes. Total interest of $105,000 remains outstanding as of December 31, 2011 and is included in accrued expenses and other in the consolidated statements of financial condition.

2010 Chez Secured Promissory Note

On November 17, 2010, the Company borrowed $1,050,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors, pursuant to a secured promissory note (2010 Chez Secured Promissory Note). The 2010 Chez Secured Promissory Note is secured by certain accounts receivable which were purchased by the Company from MC with the proceeds of the transaction being used for such purchase.  The 2010 Chez Secured Promissory Note is due and payable in two tranches as the accounts receivable became due, with $950,000 due on January 19, 2011 and $100,000 due on February 28, 2011. It provides for interest of 29.2% per annum and additional consideration comprising two components (i) 50,000 shares of the Company’s Series D Preferred Stock (which is convertible into 7,142 shares of our Common Stock); and (ii) a cash fee of $15,000. The proceeds were used to supplement underwriting capacity for MC. The Company paid off $720,000 of the Secured Promissory Note on December 22, 2010. As of December 31, 2010, the 2010 Chez Secured Promissory Note of $330,000 remained outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition.

 On January 21, 2011, the 2010 Chez Secured Promissory Note was amended to extend the maturity date to April 15, 2011 and change the 50,000 Series D Convertible Preferred Stock consideration to cash compensation of $21,000. For the year ended December 31, 2011, the Company incurred $42,000 in fees, composed of $15,000 and $21,000 in cash fees, and $6,000 of interest at 29.2% per annum. On March 24, 2011, all principal and related fees were paid and no balance remains outstanding.

2011 Chez Secured Promissory Note

On April 7, 2011, Ronald L. Chez, the Company’s Co-Chairman of the Board of Directors, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

On November 16, 2011, the 2011 Chez Secured Promissory Note plus accrued interest of $3,000 was exchanged for 445,299 shares of common stock of the Company calculated as (i) the total amount of principal plus accrued but unpaid interest divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $157,000 was recorded on the transaction based on a reacquisition price of $490,000 and net carrying value, including interest, of $333,000.

For the year ended December 31, 2011, the Company incurred $12,000 in interest in relation to this note.

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued.  The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s stockholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants. The total proceeds of $2,770,000 have been allocated to these individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

On October 11, 2011, the Company repurchased the $100,000 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows.

(c)	For the Secured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(d)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

Fifteen investors agreed to exchange $1,750,000 principal balance of the Secured Promissory Notes plus $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants less the fair value of the original Warrants. The warrants were valued using the Black-Scholes fair value model. A loss of $1,134,000 was recorded on the transaction based on a reacquisition price of $2,688,000 and net carrying value, including interest, of $1,554,000.

As of December 31, 2011, $636,000 of the Secured Promissory Notes, net of $84,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. The remaining Secured Promissory Notes issued to Insiders of $176,000, net of $24,000 discount, are included in notes payable to related parties in the Company’s consolidated statements of financial condition.

For the year ended December 31, 2011, the Company incurred $178,000 in interest in relation to these notes. As of December 31, 2011, $23,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions (continued)

Series D Convertible Preferred Stock

Three of the investors in the Series D Convertible Preferred Stock transaction, Messrs. Andrew Arno, Douglas Bergeron, and Ronald Chez, joined the Company’s Board of Directors. In December 2010 and January 2011, Douglas Bergeron and Andrew Arno left as members of the Board of Directors, respectively. In addition, the Company’s CEO and former CFO, along with 11 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction. Finally, all five members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

 Series E Convertible Preferred Stock

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. All Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors and will accumulate until paid. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid.

The holders of Series E Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.63 per share of Series E Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series D and E Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

Board of Directors Compensation

In 2009, the Company formed a Strategic Advisory Committee of the Board of Directors chaired by Ronald L. Chez, the lead investor in the Series D Convertible Preferred Stock strategic transaction. During the first year, the Chairman of the Committee was compensated with five-year warrants to purchase 42,857 shares the Company’s common stock at $4.55 to be issued pro rata on a monthly basis from September 2009 to September 2010. No other compensation was provided for Mr. Chez’s service on the Committee. For the year ended December 31, 2010, the Company issued 29,525 warrants to Mr. Chez and recorded stock-based compensation expense of $103,000 based on the calculated fair value of the warrants using the Black-Scholes option valuation model.

On January 21, 2011, the Company entered into an amended agreement with Mr. Chez restricting the exercise of these warrants without prior shareholders’ approval. The Company intends to obtain shareholders’ approval for these warrants in the next shareholders’ meeting.

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $176,000 for the year ended December 31, 2011. As of December 31, 2011, the Company recorded accrued expenses of $11,000 as the Company’s best estimate of the services performed by Mr. Chez as the Chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

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

18. Quarterly Financial Data (Unaudited)

The table below sets forth the operating results represented by certain items in the Company’s consolidated statements of operations for each of the eight quarters in the two years ended December 31, 2011. This information is unaudited, but in the Company’s opinion, reflects all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The results for any quarter are not necessarily indicative of results for any future period.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited) (continued)

	2011
	1st	2nd	3rd	4th

Revenue*	$9,526,088	$5,400,732	$4,086,538	$2,935,922
Operating expenses*	9,024,803	8,336,680	5,770,164	5,107,613

Operating income (loss) from continuing operations	501,285	(2,935,948)	(1,683,626)	(2,171,691)

Income (loss) from continuing operations	442,766	(3,025,584)	(1,842,526)	(3,468,318)

Income from discontinued operations	-	-	-	-

Net income (loss)	$442,766	$(3,025,584)	$(1,842,526)	$(3,468,318)

Net income (loss) attributable to common shareholders	$302,694	$(3,163,292)	$(1,971,959)	$(3,552,439)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(1.23)	$(0.69)	$(0.79)
Income from discontinued operations	-	-	-	-

Net income (loss) per share	$0.19	$(1.23)	$(0.69)	$(0.79)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.08	$(1.23)	$(0.69)	$(0.79)
Income from discontinued operations	-	-	-	-

Net income (loss) per share	$0.08	$(1.23)	$(0.69)	$(0.79)

Net income (loss) attributable to common shareholders	$0.05	$(1.28)	$(0.74)	$(0.81)

* Total revenue and operating expenses do not include revenue and operating expenses from discontinued operations

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited) (continued)

	2010
	1st	2nd	3rd	4th

Revenue*	$9,385,917	$6,159,621	$4,236,826	$10,883,947
Operating expenses*	9,053,178	8,653,186	8,779,294	9,492,347

Operating loss from continuing operations	332,739	(2,493,565)	(4,542,468)	1,391,600

(Loss) income from continuing operations	305,859	(2,492,613)	(4,512,696)	1,265,927

Income (loss) from discontinued operations	34,487	60,617	-	-

Net (loss) income	$340,346	$(2,431,996)	$(4,512,696)	$1,265,927

Net (loss) income attributable to common shareholders	$188,546	$(2,579,896)	$(4,659,096)	$1,120,902

Basic net (loss) income per share:
(Loss) income from continuing operations	$0.17	$(1.28)	$(2.22)	$0.57
Income (loss) from discontinued operations	0.02	0.03	-	-

Net (loss) income per share	$0.19	$(1.25)	$(2.22)	$0.57

Diluted net (loss) income per share:
(Loss) income from continuing operations	$0.05	$(1.28)	$(2.22)	$0.23
Income (loss) from discontinued operations	-	0.03	-	-

Net (loss) income per share	$0.05	$(1.25)	$(2.22)	$0.23

Net income (loss) attributable to common shareholders	$0.03	$(1.32)	$(2.29)	$0.51

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

Related Party Transactions

On January 26, 2012, the Company borrowed $2,500,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $110,000. The loan and related fees were paid in full on February 17, 2012.

On February 14, 2012, the Company sold certain trade receivables with a value of $507,000 at a discount to Mr. Chez for $500,000. Mr. Chez assumed the risk of collection with respect to the receivables he purchased.

Series E Convertible Preferred Stock

On January 31, 2012, the Company issued 158,730 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 79,365 shares of the Company’s common stock with an exercise price of $0.63 per share. The investor is not a related party to the Company.

Operating Lease

On February 22, 2012, the Company signed an amendment to its existing New York office operating lease expiring on July 31, 2013. The amendment extends the term of the lease for a period of 7 years commencing on August 1, 2013 and ending on July 31, 2020 with minimum rent at the following rates:

(a)	$960,00 per annum ($80,000 per month) for the first 3 years and 6 months;
(b)	$1,024,000 per annum ($85,333 per month) for the remainder of the lease term.

The amendment also provides for $256,000 of tenant improvement allowance and a six month abatement of minimum rent of $88,000 per month for June 2012, July 2012, August 2012, April 2013, May 2013 and June 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Burr Pilger Mayer, Inc. (“BPM”), an independent registered public accounting firm, as stated in its audit report appearing herein.

During the year ended December 31, 2011 and through the date of this Annual Report on Form 10-K, there were no disagreements with BPM on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to BPM’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2011, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective because of a material weakness in internal controls over financial reporting related to our finance department as described below.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rules 13a-15(f), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the United States Generally Accepted Accounting Principles (U.S. GAAP). The internal control includes policies and procedures to provide reasonable assurance that transactions are properly accounted for in accordance with U.S. GAAP.

Due to its inherent limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are subject to the risk that policies and procedures may become inadequate because of changes in conditions, or that the degree of compliance may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. These inherent limitations are taken into consideration in the design of the financial reporting internal control to reduce, though not eliminate, this risk.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and based on that evaluation, they concluded that such internal controls and procedures were not effective based on the material weakness described below.

The material weakness identified related to deficiencies in the accounting research and reporting functions and the closing and reporting process. This material weakness resulted in improper applications of U.S. GAAP to certain equity and debt transactions and the improper valuation of securities. As a result we recorded certain adjustments, including a loss on early extinguishment of debt of $1,184,000 to correct these errors.

Planned Remediation Efforts to Address Material Weakness

Management has determined that its processes and procedures over the accounting research, accounting close and reporting processes was not adequate due to unexpected personnel turnover in the finance department. As a result the Company has brought in a senior financial person and plans to hire additional qualified personnel to remediate the material weakness discussed above.

Management is committed to improving the Company’s internal control over financial reporting processes and will meet frequently with the Audit Committee to monitor and report on the ongoing effectiveness of such remediation activities and controls. The Company expects to complete the required remediation during 2012.

Changes in Internal Controls – Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference to the Company’s definitive 2011 Proxy Statement.

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2011 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2011 Proxy Statement.

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

Merriman Holdings, Inc.

March 29, 2012	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	March 29, 2012
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	March 29, 2012
Ronald L. Chez

/s/ Patrick O’Brien	Director	March 29, 2012
Patrick O’Brien

/s/ William J. Febbo	Director	March 29, 2012
William J. Febbo

/s/ Dennis G. Schmal	Director	March 29, 2012
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	March 29, 2012
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

3.4	Certificate of Amendment to the Certificate of Incorporation changing name from MC Corporation to Merriman Holdings, Inc. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008 (Reg. No. 001-15831).

3.5	Certificate of Designation providing for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on August 28, 2009).

3.8	Amendment to Certificate of Designation amending provisions for Series D Preferred Stock.

3.9	Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.10	Certificate of Designation providing for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

4.1	Form of Convertible Subordinated Note related to the Company’s private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2	Form of Class A Redeemable Warrant to Purchase Common Stock of the Company related to Merriman Holdings, Inc. private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.13+	Employment Agreement between the Company and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.15+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No.333-43776)).

10.16+	Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between the Company and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Forms S-8 (Reg. No. 333-43776)).

10.17+	Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+	2000 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.23	Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.29	Agreement between the Company and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001) (Reg. No. 001-15831).

Exhibit No.	Description

10.30+	Offer of Employment Agreement between the Company and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference (Reg. No. 001-15831).

10.31	Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.32	Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.33	Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.34+	Employment Agreement between the Company and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.35+	Employment Agreement between the Company and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.37	Stock Purchase Agreement by and among the Company and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.38	Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.39	Securities Exchange Agreement in connection with Merriman Holdings, Inc. dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

Exhibit No.	Description

10.43	Stock Purchase Agreement by and between the Company and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.45	Employment Agreement between the Company and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46	Employment Agreement between the Company and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005) (Reg. No. 001-15831).

10.47	Form of Unsecured Promissory Note dated September 29, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 5, 2010).

10.48	Form of Secured Promissory Note dated November 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2010).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Represents management contract or compensatory plan or arrangement.

