Form 10-K/A
period 2011-12-31
Merriman Holdings, Inc
filed 2012-04-27
CIK 826683

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

This Amendment No.1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on March 30, 2012 (the “Original Filing”). The Company is filing this Amendment to include the information required by Items 10, 11, 12, 13 and 14 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2011. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing or as of December 31, 2011 as required by the context, and the registrant has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III Items 10 through 14 are true or complete as of any date subsequent to the date of the Original Filing.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

D. Jonathan Merriman, 51, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. In September 2010, Mr. Merriman was appointed co-chairman of the Board of Directors with Mr. Ronald L. Chez. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Holdings, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Capital, Inc. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc. which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on several for-profit and nonprofit Boards over the past ten years, including Points International (PCOM), Leading Brands, Inc. (LBIX) and the San Francisco Art Institute, among others.

Ronald L. Chez, 71, has served as a member of our Board of Directors since September 2009 and started his term as the co-chairman of the Board of Directors in September 2010. He also served as the chairman of the Board’s Strategic Advisory Committee from September 2009 to September 2010.  Mr. Chez also serves as president and sole owner of Ronald L. Chez, Inc., a corporation that deals with financial management consulting, public and private investment, turnaround strategies, structuring of new ventures, and mergers and acquisitions. He is currently chairman of the board of EpiWorks, Inc., and serves on the advisory boards of JP Morgan, Chase and Hambrecht & Quist Access Technology Fund. Mr. Chez’s past experience includes: advisor to Motorola’s New Ventures Program; board membership and investment committee member for Abbott Capital; consultant and board member for Motorola Process Control and Motorola Teleprograms; and board member and investor in Travelocity.

William J. Febbo, 43, has served as a member of our Board of Director since April 2007. From January 1999 to April 2007, Mr. Febbo was Chief Executive Officer and co-founder of MedPanel, Inc., an online medical market intelligence firm. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. The Company acquired MedPanel, Inc. in April 2007 (and changed its name to Panel Intelligence, LLC) where Mr. Febbo continued his responsibilities.  Given the market changes, Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (a Delaware corporation) from the Company on January 30, 2009.  Mr. Febbo continues to serve on our Board of Directors.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Dennis G. Schmal, 65, has served as a member of our Board of Directors and as a member of our Audit Committee since August 2003. Mr. Schmal has also served as a member of our Compensation Committee since March 2007 and has served on the Nominations and Corporate Governance Committee since September 2005. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP and holds a CPA certificate (retired). Besides serving as chairman of the boards of two private companies, Mr. Schmal also serves on the board of directors of the Genworth GuideMark Mutual Funds (2006) and the Wells Fargo Hedge Funds of Funds (2008), both of which are publicly registered funds under the Investment Company Act of 1940. Until November 2011, he also served on the board for Varian Semiconductor Equipment Associates, Inc. (VSEA), a public company and until 2007, the board of NorthBay Bancorp (NBAN), a public bank holding company, both of which were sold. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration – Finance and Accounting Option.

Jeffrey M. Soinski, 50, has served as a member of our Board of Directors since August 2008.  Mr. Soinski is a Special Venture Partner with Galen Partners, a leading private equity firm focused solely on the healthcare industry.  Since September 2009, Mr. Soinski has served as Chief Executive Officer of Medical Imaging Holdings, Inc., a Galen Partners portfolio company, as well as Medical Imaging Holdings’ primary operating company Unisyn Medical Technologies, Inc., a national provider of technology-enabled service solutions to the medical imaging industry.  Prior to Galen Partners, Mr. Soinski was President and CEO of Specialized Health Products International, Inc., a publicly-traded manufacturer and marketer of proprietary safety medical products that was acquired by C. R. Bard, Inc. in June 2008.  In 2008, Mr. Soinski was named “Utah CEO of the Year” for small public companies by Utah Business magazine.  Prior to Specialized Health Products, Mr. Soinski had been President and CEO of ViroTex Corporation, a ventured-backed pharmaceutical company he sold to Atrix Laboratories, Inc. in 1998.  Earlier in his career, Mr. Soinski worked as an executive at leading national advertising agencies and was a new product marketing executive at Nabisco Brands.  In 2000 and 2001, he led the full-service advertising agency Mad Dogs & Englishmen as Managing Director and CEO.  Mr. Soinski holds a B.A. degree from Dartmouth College.

Alex W Seiler, 58, served as Chief Executive Officer of Merriman Capital, Inc. from August 2010 to September 2011 and was a member of our Board of Directors until September 2011. Mr. Seiler was previously Vice-Chairman of Merriman Holdings from February 2010 until he assumed the CEO role.  He previously served as a Managing Director at Atlas Capital Management, a multi-state asset management firm, from September 2007 to July 2009. From May 2005 until May 2007, Mr. Seiler was Managing Director at HSBC Securities (USA) Inc., responsible for equity capital market distribution in the Americas. Mr. Seiler was co-founder and CEO of Anchor Point Asset Management, a multi-asset global-macro manager, from January 2003 through May 2005. Prior to that, he served as a Managing Director in Morgan Stanley & Co.'s institutional equity division from March 1994 through January 2003.

Patrick W. O’Brien, 65, has served as a member of our Board of Directors and as a member of our Audit and Compensation Committees since December 2010. Mr. O’Brien is a seasoned executive and business advisor with diverse international experience in private and public companies with an emphasis on financial analysis and business development. From 2002 to 2007 Mr. O’Brien served as a member of the Board of Directors of Factory Card & Party Outlet (FCPO, NASDAQ) until its sale to AAH Holdings. In 2005, Mr. O’Brien was a Senior Vice-President for MTM Luxury Lodging in Kirkland, Washington later in 2005 he joined the Seattle based Bental-Kennedy Associates Real Estate Counsel where he was Vice President-Asset Management representing pension fund ownership interests in hotel real estate investments nationwide. In 2009, Mr. O’Brien formed Granville Wolcott Advisors where he serves as its Managing Director & Principal to provide business consulting, due diligence, and asset management services for public and private clients. Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Executive Officers

D. Jonathan Merriman, 51, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. In September 2010, Mr. Merriman was appointed co-chairman of the Board of Directors with Mr. Ronald L. Chez. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Curhan Ford Group, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on several for-profit and nonprofit Boards over the past ten years, including Points International (PCOM), Leading Brands, Inc. (LBIX) and the San Francisco Art Institute, among others.

Peter V. Coleman, 43, served as Chief Executive Officer of Merriman Capital, Inc. since June 2009 to September 2010, and Chief Financial Officer for Merriman Holdings, Inc. since May 2008 to January 2011, and Chief Operating Officer since January 2009 to January 2011.  Prior to that, Mr. Coleman was with ThinkPanmure, an investment bank, where he served as CFO since March 2007, COO since November 2006, Director of Research from September 2005 until November 2006, Head of Brokerage from June 2006 until June 2007, and was a member of the Board of Directors since April 2007.  Prior to ThinkPanmure, he was a principal and senior research analyst at Schwab SoundView, an investment bank, focusing on technology from May 2002 to November 2004.

Alex W Seiler, 58, served as Chief Executive Officer of Merriman Capital, Inc. from August 2010 to September 2011 and was a member of our Board of Directors until September 2011. Mr. Seiler was previously Vice-Chairman of Merriman Holdings from February 2010 until he assumed the CEO role.  He previously served as a Managing Director at Atlas Capital Management, a multi-state asset management firm, from September 2007 to July 2009. From May 2005 until May 2007, Mr. Seiler was Managing Director at HSBC Securities (USA) Inc., responsible for equity capital market distribution in the Americas. Mr. Seiler was co-founder and CEO of Anchor Point Asset Management, a multi-asset global-macro manager, from January 2003 through May 2005. Prior to that, he served as a Managing Director in Morgan Stanley & Co.'s institutional equity division from March 1994 through January 2003.

Jack A. Thrift, 46, served as Chief Financial Officer from January 2011 to January 2012. Mr. Thrift was previously Managing Director of Operations of White Oak Global Advisors, an SEC registered investment advisor, from July 2008 until October 2010. Mr. Thrift was also Chief Financial Officer of White Oak’s investment banking division. Prior to that, Mr. Thrift was Chief Financial Officer of Pacific Growth Equities, LLC, an investment banking firm and Chief Operating Officer of Pacific Growth Equity Management, LLC, an SEC registered investment advisor from February 2005 until June 2008. Mr. Thrift received his B.S. degree in accountancy from the University of Southern California and is a CPA (inactive) in the state of California.

William J. Febbo, 43, has served as a member of our Board of Director since April 2007 and as Chief Operating Officer since January 2012. From January 1999 to April 2007, Mr. Febbo was Chief Executive Officer and co-founder of MedPanel, Inc., an online medical market intelligence firm. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. The Company acquired MedPanel, Inc. in April 2007 (and changed its name to Panel Intelligence, LLC) where Mr. Febbo continued his responsibilities.  Given the market changes, Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (a Delaware corporation) from the Company on January 30, 2009.  Mr. Febbo continues to serve on our Board of Directors.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

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

Item 11. Executive Compensation

SUMMARY 2011 COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer, our two other most highly compensated executive officers, and one individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer for the two years ended December 31, 2011, whom we refer to as our named executive officers.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Name and Principal Position	(b)	( c)	(d) (1)	(e)	(f)	(g)
D. Jonathan Merriman	2011	200,000	111,535	49,999	-	361,534
Chief Executive Officer	2010	231,698	-	-	-	231,698

Mark Green	2011	150,000	337,500	112,500	-	600,000
Head of Investment Banking	2010	150,000	200,000	-	-	350,000
Meriman Capital, Inc.

Michael Doran	2011	280,000	-	-	-	280,000
General Counsel	2010	280,000	-	-	-	280,000
Meriman Capital, Inc.

Michael Marrus (2)	2011	159,090	225,000	84,999	88,675	557,764
Head of Investment Banking	2010	162,680	-	105,910	-	268,590
Meriman Capital, Inc.

(1)	The amounts included in column (d) are bonuses awarded under Executive and Management Bonus Plan (“EMB”), designed to reward our named executive officers and other employees to the extent that the Company achieves or exceeds its business plan for a particular year. The EMB provides for a bonus pool to be established based on achieving the Company’s annual business plan, with the Committee retaining discretion to allocate the bonus pool. If the Company’s business plan with respect to a calendar year is not met, only small amounts will be paid under the EMB for that year. While the amount of the total bonus pool that is available for awards under the EMB is based on the Company achieving certain performance targets, the actual amount to be paid to each of our named executive officers is determined by the Compensation Committee of our Board and our Board, based on their discretion.

(2)	Mr. Marrus resigned as Head of Investment Banking in October 2011.

The Black Scholes model assumptions (averaged over each year) are as follows:

	2011	2010
Volatility	123%	128%
Average expected term (years)	3.7	3.1
Risk-free interest rate	1.49%	1.63%
Dividend yield	-	-

Compensation awarded to our named executive officers was determined by the compensation committee of our Board.

Pursuant to its practice, the Company provides Mr. Merriman and Mr. Doran, with parking at the Company’s principal offices.

	OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END
	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares	Shares
	Underlying	Underlying			or Units	or Units
	Unexercised	Unexercised	Option	Option	of Stock That	of Stock That
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
	Exercisable	Unexercisable	Price	Date	Vested	Vested
	(b)	(c)	($/Sh) (e)	(f)	(#)(g)	($) (h)
D. Jonathan Merriman	78,421	43,006	3.01	5/8/2019	—	—
	186,011	171,131	8.40	11/11/2019

Michael Doran	10,446	8,124	10.99	9/21/2019	—	—

Mark Green	7,142	7,143	6.02	12/23/2019	202,465	87,060

DIRECTOR COMPENSATION IN 2011

The following table sets forth information about the compensation earned by members of our Board of Directors during the fiscal year ended December 31, 2011. Mr. D. Jonathan Merriman, who served as Chief Executive Officer and as Co-Chairman of the Board of Directors and Mr. Ronald L. Chez who served as Co-Chairman of the Board of Directors did not receive any compensation for their service as directors.

For the year ended December 31, 2011, directors did not receive any compensation in the form of participation in non-equity incentive or pension plans, or any other form of compensation other than awards of cash, stock, and stock options. The Company’s director compensation program for 2011 took into consideration service on committees of the Board. For service on the Board and attendance at the four scheduled quarterly meetings, each of our independent directors was awarded, on an annual basis, a cash award, a number of fully vested shares, and shares of stock options immediately exercisable. The number of shares and of stock options awarded was determined by a value established by the Board prior to the beginning of the year and the price of the Company’s share of common stock on the grant date.  However, starting the second quarter of 2010, compensation to the Board members was only provided in the form of cash. As the Board and each committee have four scheduled meetings each year, one-fourth of each Director’s award was granted on each of the scheduled meeting dates, provided the Director attended. Additional meetings (whether by phone or in person) were scheduled as necessary for which no additional compensation was awarded. Directors who served on any of the Board’s committees were awarded an additional number of shares for each committee.

Accordingly, the compensation earned by our Directors in 2011 was as follows:

	Fees Earned
	or Paid in	Stock	Option	All Other
Name	Cash	Awards	Awards	Compensation	Total
(a)	($) (b)	($) (c) (1)	($) (d)	($) (e)	($) (f)
Ronald L. Chez, Chair (2)	—	—	—	—	—
William J. Febbo (5)	30,000	—	—	—	30,000
D. Jonathan Merriman (3)	—	—	—	—	—
Dennis G. Schmal	30,000	—	—	—	30,000
Jeffrey M. Soinski	30,000	—	—	—	30,000
Patrick O'Brien	30,000	—	—	—	30,000
Alex Seiler (4)	—	—	—	—	—

(1)	The amounts in this column reflect the value of the shares of stock awarded, calculated by multiplying the closing price of a share of our common stock on the applicable grant date by the number of shares awarded on such date. All grants were made on the day of the Board meeting, were immediately vested and any restrictions were removed.

(2)	Mr. Chez has served as Co-Chairman of the Board of Directors since September 2010.

(3)	Mr. Merriman is also the Chief Executive Officer of the Company for which compensation is not included in this table. In accordance to Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board. Mr. Merriman has served as Co-Chairman of the Board of Directors since September 2010.

100

(4)

Mr. Alex Seiler served as the Chief Executive Officer of the Company’s operating subsidiary, Merriman Capital, Inc. until September 2011, for which compensation is not included in this table. In accordance with Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board.

(5)	Mr. Febbo also serves as the Chief Operating Officer since January 2012.

The Board of Directors annually reviews the Company’s director compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2011 including the 1999 Stock Option Plan, the 2000 Stock Option and Incentive Plan, the 2001 Stock Option and Incentive Plan, the 2003 Stock Option and Incentive Plan, the 2009 Stock Incentive Plan, the 2006 Directors’ Stock Option and Incentive Plan, and the 2002 Employee Stock Purchase Plan.

			Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available
	Upon	Exercise	For Future
	Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Warrants	Warrants	Plans

Equity compensation plans approved by stockholders:
1999 Stock Option Plan (expired 12/30/08)	8,162	$31.63	-
2000 Stock Option and Incentive Plan (expired 2/28/10)	16,657	$5.90	-
2001 Stock Option and Incentive Plan	19,342	$11.01	-
2003 Stock Option and Incentive Plan	274,994	$4.62	-
2009 Stock Incentive Plan	666,978	$6.48	820,765
2006 Directors’ Stock Option and Incentive Plan	14,118	$3.01	-
Equity compensation not approved by stockholders	-	$-	-

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of Ratexchange Corporation (now known as Merriman Curhan Ford Group, Inc.) in 1999 and a Non-Qualified option plan that is consistent with the American Stock Exchange Member Guidelines, Rule 711, approved by the Board of Directors in 2004. The American Stock Exchange guidelines require that grants from the option plan be made only as an inducement to a new employee, that the grant be approved by a majority of the independent members of the Compensation Committee and that a press release is issued promptly disclosing the terms of the option grant. The Non-Qualified option plan that was established in accordance with the American Stock Exchange guidelines is considered a pre-existing plan, and is thus considered acceptable under the NASDAQ Stock Market guidelines.  The Company’s common stock was listed on NASDAQ under the symbol MERR until November 2011. Since November 2011, it has been listed on the OTXQX under the same symbol.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of each class of our voting securities as of March 31, 2012, by (a) each person who is known by us to own beneficially more than five percent of each of our outstanding classes of voting securities, (b) each of our directors, (c) each of the named executive officers and (d) all directors and executive officers as a group.

	Common Stock			Series D Convertible Preferred Stock (1)			Series E Convertible Preferred Stock (2)
Name of Beneficial Owner	Beneficially Owned		Percent (3)	Beneficially Owned		Percent	Beneficially Owned		Percent
D. Jonathan Merriman	1,469,948		20%	268,922		1%	396,825		12%
Ronald L. Chez (4)	3,828,058		41%	8,085,007		43%	1,984,126		61%
Dennis G. Schmal	214,940		3%	116,279	*		79,365		2%
Jeffrey M. Soinski	29,678	*		116,279	*		15,873	*
William J. Febbo	67,011	*		116,279	*		15,873	*
Patrick O'Brien	93,030		1%	—		—	39,682		1%
All directors and executive officers as a group [11 persons] (5)	5,702,665		58%	8,702,766		47%	2,531,744		78%

*	Less than one percent.

(1)	Ownership of all Series D Convertible Preferred Stock shares was a result of investment in the Company’s strategic transaction of September 8, 2009. Effective upon the amended Series D Certificate of Designation on December 29, 2011, 3.47 shares of Series D Convertible Preferred Stock is convertible into one share of common stock of the Company.

(2)	Ownership of all Series E Convertible Preferred Stock shares was a result of investment in the Company’s strategic transaction of December 30, 2011.

(3)	Applicable percentage ownership is based on 7,353,534 shares of common stock outstanding as of March 31, 2012. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of March 31, 2012, including (a) shares subject to options, warrants or any other rights exercisable within 60 days March 31, 2012, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(4)	This aggregate amount showed as owned by Mr. Chez does not include the 42,857 warrants compensated to Mr. Chez as the Chairman of the Strategic Advisory Committee of the Board of Directors that are prohibited from exercise until shareholder approval has been obtained.

(5)	All directors and executive officers have the business address of 600 California Street, 9th Floor, San Francisco, CA 94108.

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

Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation), which acquired the assets of Panel Intelligence, LLC (a Delaware corporation) from the Company on January 30, 2009.  The acquisition consideration was $1.1 million, consisting of $1 million in cash and the return of a number of shares of the Company’s common stock received in the acquisition MedPanel with a value of $100,000.  Mr. Febbo continues to serve on the Company’s Board of Directors. Effective January 2012, Mr. Febbo serves as the Company’s Chief Operating Officer.

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

(e)	For the Secured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(f)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

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

Director Independence

The listing standards of The NASDAQ Stock Market, which the Company was listed on until November 2011, require that a majority of our Board of Directors be comprised of independent directors. The Board has determined that the following Board members are independent, consistent with the guidelines of The NASDAQ Stock Market: Dennis G. Schmal, Jeffrey M. Soinski, Patrick O’Brien and Ronald L. Chez. The Board based this determination primarily on a review of the responses of our directors and executive officers to questions regarding employment and compensation history, affiliations, and family and other relationships, as well as on discussions with the directors.  Accordingly, only independent members of the Board constitute its Audit Committee, Nominating and Corporate Governance Committee and its Compensation Committee.

Item 14. Principal Accounting Fees and Service

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

Burr Pilger Mayer, Inc. (“BPM”) served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2011 and 2010. Representatives of BPM were available at Annual Stockholders’ Meetings in 2011 and are expected to be available in future Annual Stockholders’ Meetings. Such representatives will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

The aggregate fees billed by BPM for professional services to the Company were $206,905 in 2011.

Audit Fees.  The aggregate fees billed by BPM for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were approximately $206,905 in 2011 and $409,800 in 2010.

Audit Related Fees.  There were no aggregate fees billed by BPM for 2011 and 2010 for professional assurance and related services reasonably related to the performance of the audit of the Company’s financial statements, but not included under Audit Fees.

Tax Fees.  There were no aggregate fees billed by BPM for 2011 and 2010 for professional services for tax compliance, tax advice and tax planning in 2011 and 2010.

All Other Fees.  The aggregate fees for all other services rendered by BPM were $0 in 2011 and $4,700 in 2010. 100% of these fees were approved in advance by the Audit Committee.

The Audit Committee has formal policies and procedures in place with regard to the approval in advance of all professional services provided to the Company by its independent registered public accountants. With regard to audit fees, the Audit Committee reviews the annual audit plan and approves the estimated annual audit budget in advance. With regard to tax services, the Audit Committee reviews the description and estimated annual budget for tax services to be provided by the Company’s tax consultants in advance. During 2011, the Audit Committee approved all of the independent registered public accountants’ fees in advance.

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

