Form 10-K/A
period 2011-12-31
Merriman Holdings, Inc
filed 2012-04-30
CIK 826683

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

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on March 30, 2012 (the “Original Filing”) and Amendment No. 1 on Form 10-K/A, filed on April 27, 2012 (“Amendment No. 1”). The Company is filing this Amendment because the Company filed Amendment No. 1 without having received the consent of its Independent Registered Public Accounting Firm. Further, the April 27, 2012 filing of Amendment No. 1 inappropriately included a draft consent with a future date of April 30, 2012. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to Amendment No. 1 to the Original Filing. This Amendment continues to speak as of the date of the Original Filing or as of December 31, 2011 as required by the context, and the registrant has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Merriman Holdings, Inc.

April 30, 2012	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	April 30, 2012
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	April 30, 2012
Ronald L. Chez

/s/ Patrick O’Brien	Director	April 30, 2012
Patrick O’Brien

/s/ William J. Febbo	Director	April 30, 2012
William J. Febbo

/s/ Dennis G. Schmal	Director	April 30, 2012
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 30, 2012
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

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

