Form 10-Q
period 2012-03-31
Merriman Holdings, Inc
filed 2012-05-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

(415) 248-5624

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

The number of shares of Registrant’s common stock outstanding as of May 10, 2012 was 6,864,880.

Merriman Holdings, Inc.

Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Consolidated Statements of Operations For the Three Months Ended March 31, 2012 and 2011	3
Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011	4
Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011	5
Notes to Consolidated Financial Statements	6
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	52
ITEM 4. Controls and Procedures	53

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	54
ITEM 1A. Risk Factors	55
ITEM 6. Exhibits	57
Signatures	58
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenues:
Commissions	$1,337,724	$3,931,783
Principal transactions	951,622	1,203,912
Investment banking	2,621,181	4,279,736
Other	391,989	110,657

Total revenues	5,302,516	9,526,088

Operating expenses:
Compensation and benefits	3,009,080	5,951,068
Stock-based compensation	1,717,158	269,952
Brokerage and clearing fees	158,267	427,750
Professional services	271,583	426,331
Occupancy and equipment	493,445	454,073
Communications and technology	316,969	479,049
Depreciation and amortization	5,283	66,398
Travel and entertainment	75,542	311,495
Legal services	209,924	168,626
Cost of underwriting capital	117,000	97,625
Other	415,585	372,436

Total operating expenses	6,789,836	9,024,803

Operating income (loss)	(1,487,320)	501,285

Other income	15,000	-
Interest income	1,234	1,381
Interest expense	(69,264)	(51,470)
Amortization of debt discount	(28,127)	49,768
Loss on equity exchange	(182,776)	-

Income (loss) from operations before income taxes	(1,751,253)	500,964

Income tax benefit (expense)	-	(58,198)

Net income (loss)	$(1,751,253)	$442,766

Preferred stock cash dividend	(42,061)	(140,072)

Net income (loss) attributable to common shareholders	$(1,793,314)	$302,694

Basic net income (loss) per share:

Net income (loss) attributable to common shareholders	$(0.27)	$0.13

Diluted net income (loss) per share:

Net income (loss) attributable to common shareholders	$(0.27)	$0.05

Weighted average number of common shares:
Basic	6,544,918	2,369,412
Diluted	6,544,918	5,621,733

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$2,057,650	$4,003,512
Securities owned:
Marketable, at fair value	3,080,164	2,136,352
Not readily marketable, at estimated fair value	534,810	347,218
Restricted cash	680,028	680,028
Due from clearing broker	61,559	124,805
Accounts receivable, net	515,892	359,900
Prepaid expenses and other assets	538,270	506,708
Equipment and fixtures, net	26,764	30,537

Total assets	$7,495,137	$8,189,060

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$277,320	$246,040
Commissions and bonus payable	816,888	986,722
Accrued expenses and other	1,086,065	1,757,342
Deferred rent	206,177	236,996
Deferred revenue	613,930	688,074
Notes payable	867,839	679,454
Notes payable to related parties	846,507	1,006,765

Total liabilities	4,714,726	5,601,393

Shareholders’ equity:
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of March 31, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2011 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 18,632,974 and 19,563,206 shares outstanding as of March 31, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $8,132,362 prior to conversion, and pari passu with common stock on conversion	1,864	1,957
Convertible Preferred stock, Series E–$0.0001 par value; 5,000,000 shares authorized, 3,234,830 and 2,531,744 shares issued and 3,234,830 and 2,531,744 shares outstanding as of March 31, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $2,076,126 prior to conversion, and pari passu with common stock on conversion	323	253
Common stock, $0.0001 par value; 300,000,000 shares authorized; 6,894,316 and 6,183,815 shares issued and 6,864,880 and 6,154,379 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	690	619
Additional paid-in capital	142,801,903	140,857,954
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(139,798,756)	(138,047,503)

Total shareholders’ equity	2,780,411	2,587,667

Total liabilities and shareholders’ equity	$7,495,137	$8,189,060

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$(1,751,253)	$442,766
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,283	66,398
Stock-based compensation	1,717,158	269,953
Loss on sale of accounts receivable	(7,000)	-
Loss on equity exchange	182,776	-
Amortization of debt discount and debt issuance costs	28,127	-
Reversal of amortization of debt discount, net	-	(49,768)
Provision for uncollectible accounts receivable	40,576	7,032
Securities received for services	(53,600)	(2,955)
Unrealized (gain) loss on securities owned	(816,338)	(25,367)
Changes in operating assets and liabilities:
Securities owned	(261,466)	1,599,749
Due from clearing broker	63,246	(117,277)
Accounts receivable	(197,243)	(405,832)
Prepaid expenses and other assets	(33,248)	(111,796)
Accounts payable	31,280	(94,095)
Commissions and bonus payable	(169,834)	(1,373,617)
Accrued expenses and other	(780,755)	(464,312)

Net cash (used in) provided by operating activities	(2,002,291)	(259,121)

Cash flows from investing activities:
Purchase of equipment and fixtures	(1,510)	(31,535)

Net cash used in investing activities	(1,510)	(31,535)

Cash flows from financing activities:
Proceeds from issuance of debt	-	5,355,000
Payment of debt	-	(3,130,000)
Proceeds from subordinated borrowings (related party)	2,500,000	-
Payment on subordinated borrowings (related party)	(2,500,000)	-
Issuance of preferred stock	100,000	-
Payment of preferred stock dividend	(42,061)	(141,236)
Debt service principal payments	-	(71,923)

Net cash provided by (used in) financing activities	57,939	2,011,841

Increase in cash and cash equivalents	(1,945,862)	1,721,185

Cash and cash equivalents at beginning of year	4,003,512	4,898,093

Cash and cash equivalents at end of year	$2,057,650	$6,619,278

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$173,468	$167,952
Income taxes	$-	$9,100

Noncash investing and financing activities:
Cancellation of stock issued in connection with debt	$-	$105,759

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

Merriman Holdings, Inc. and subsidiaries (the Company), is a financial services holding company that provides investment banking, capital markets services, corporate services, and investment banking through its primary operating subsidiary, Merriman Capital, Inc. (MC). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation.

The Company’s interim unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the interim statements of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These consolidated financial statements should be read in conjunction with the Company’s 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2011.

Under Accounting Standards Codification (ASC) Topic 855 – Subsequent Events, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued.

Liquidity

As of March 31, 2012, liquid assets consisted primarily of cash and cash equivalents of $2,058,000 and marketable securities of $3,080,000, totaling $5,138,000. For the three months ended March 31, 2012, the Company had negative cash flows from operations of $2,002,000.

The Company incurred substantial loss during the first quarter of 2012, having net loss attributable to common shareholders of $1,793,000. As of March 31, 2012, the Company had an accumulated deficit of $139,799,000.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. As of March 31, 2012, the Company had 34 full time employees.

Additionally, in the fourth quarter of 2011, the Company shifted its strategic focus away from the traditional broker dealer model of research and institutional sales toward a capital markets advisory and platform revenue model. This represents a more scalable, predictable and profitable model in today’s environment. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin. Given the Company’s track record and brand in investment banking and institutional sales, it will continue to assist firms raise the capital needed to fuel innovation.

While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its OTCQX Advisory Services (OTCQX) in assisting its clients to obtain listing on OTCQX, a tier of Pink Sheets. Accordingly, effective January 1, 2011, the Company reorganized its business around three operating segments: MC, Riverbank and OTCQX. The Company's reportable segments are strategic business units that offer products and services which are compatible with its core business strategy. On January 1, 2012 the Company changed Riverbank’s name to Financial Entrepreneurial Services (FES).

Securities Owned

Securities owned in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in the consolidated statements of operations.   The securities owned are classified into marketable and not readily marketable.  Marketable securities are those that can readily be sold, either through an exchange or through a direct sales arrangement.  Not readily marketable securities are typically securities restricted under the Federal Securities Act of 1933 provided by SEC Rule 144 (Rule 144) or have some restriction on their sale whether or not a buyer is identified.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. To the extent deemed necessary, the Company maintains an allowance for estimated losses from the inability of clients to make required payments. The collectability of outstanding invoices is continually assessed. In estimating the allowance for doubtful accounts, the Company considers factors such as historical collections, a client’s current creditworthiness, age of the receivable balance and general economic conditions that may affect a client’s ability to pay. Allowance for uncollectible accounts was $48,000 as of March 31, 2012. No allowance for uncollectible accounts was required as of December 31, 2011.

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

Commission and Principal Transaction Revenue

Commission revenue includes revenue resulting from executing trades in stock exchange-listed securities, over-the- counter securities and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in exchange-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commission revenue and related clearing expenses are recorded on a trade-date basis as security transactions occur. Principal transactions in regular-way trades are recorded on the trade date, as if they had settled. Profit and loss arising from all securities and commodities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

1. Significant Accounting Policies — continued

Riverbank/FES Revenues

The Company recognizes revenues earned by Riverbank/FES on a gross basis in accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by Riverbank/FES. Revenues earned by Riverbank/FES are included in investment banking revenues and recognized consistent with the Company’s revenue recognition policies as disclosed herein.

Other Revenues and Deferred Revenue

The Company provides OTCQX advisory services, assisting its clients in listing on OTCQX, a tier of Pink Sheets, along with other services that facilitate their access to institutional capital markets. Deferred revenue mainly represents customer billings made in advance to certain clients for due diligence services, and annual support contract for providing services as their Principal American Liaison (PAL) if a non-U.S. company or a Designated Advisor for Disclosure (DAD), if a U.S. company.

Effective January 1, 2011, the Company repositioned its service offerings and fee structure for OTCQX. OTCQX advisory service revenues are primarily recognized on a straight-line basis from the completion of the due diligence until the end of the engagement term, which is generally one year. Other revenues consist primarily of revenues generated by the OTCQX Advisory Services.

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

The Company adopted Financial Accounting Standards Board (FASB) Interpretation ASC 740-10, Accounting for Uncertainty in Income Taxes (FIN 48). Prior to adoption, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. The effects of final resolution, if any, were recognized as changes to the effective income tax rate in the period of resolution. ASC 740-10 requires application of a more likely than not threshold to the recognition and de-recognition of uncertain tax positions. ASC 740-10 permits the Company to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change.

Adoption of New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, that requires a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU No. 2011-05 effective January 1, 2012. The adoption did not have an impact on the Company’s results of operations or financial position as there were no components of other comprehensive income for the periods presented.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. The Company adopted ASU No. 2011-05 effective January 1, 2012. The adoption did not have an impact on the Company’s results of operations or financial position, but did impact the Company’s disclosures regarding fair value measurement.

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

Also, as compensation for investment banking services, the Company frequently receives common stock of the client as an additional compensation to cash fees. The common stock is typically issued prior to a registration statement is effective. The Company classifies these securities as “not readily marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under the exemption to Rule 144, including the requisite holding period. Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on observed closing stock price at the measurement date.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets. These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable. The Company determines the fair value of infrequently trading securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques. Valuation inputs used in the Black-Scholes model include observable inputs such as interest rate, expected term and market price of the underlying stock, in addition to unobservable inputs such as stock volatility. Generally, a change in stock volatility results in a directionally inverse change in fair value. As of March 31, 2012 and December 31, 2011, the fair value of this type of securities included in securities owned in the statements of financial condition is $1,283,000 and $907,000, respectively. Had these securities been valued using observed closing prices, the total value of the securities would have been $1,345,000 and $957,000 as of March 31, 2012 and December 31, 2011, respectively.

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

The fair value of the stock warrants is determined using the Black-Scholes model or similar valuation techniques. Valuation inputs used in the Black-Scholes model include observable inputs such as interest rate, expected term and market price of the underlying stock, in addition to unobservable inputs such as stock volatility. Generally, a change in stock volatility results in a directionally similar change in fair value. As these require significant management assumptions, they are classified as Level 3 securities.

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

The fair value of the UPO is determined using the Black-Scholes model or similar technique, applied in two stages. The first stage is to determine the value of the warrants contained within the “bundle” which is then added to the fair value of the stock within the bundle. Once the fair value of the underlying “bundle” is established, the Black-Scholes model is used again to estimate a value for the UPO. The fair value of the “bundle” as estimated by Black-Scholes in the first stage is used instead of the price of the underlying stock as one of the inputs in the second stage of the Black-Scholes. Valuation inputs used in the Black-Scholes model include observable inputs such as interest rate, stock expected term and market price of the underlying stock, in addition to unobservable inputs such as stock volatility. Generally, a change in stock volatility results in a directionally similar change in fair value. The use of the valuation techniques requires significant management assumptions and therefore UPOs are classified as Level 3 securities.

Preferred Stock

Preferred stock represents preferred equity in companies.  The preferred stock owned by the Company is convertible at the Company’s discretion. For these securities, the Company uses the exchange-quoted price of the common stock equivalents to value the securities. Unobservable valuation inputs used include the preferred stock to common stock conversion rate. Generally, a change in conversion rate results in a directionally inverse change in fair value. They are classified within Level 2 or Level 3 of the fair value hierarchy depending on the availability of an observable stock price on actively traded markets.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option option pricing model	Stock volatility	47 - 152%	146%
Stock warrants	Black-Scholes option option pricing model	Stock volatility	60 - 307%	89%
Underwriters’ purchase options	Black-Scholes option option pricing model	Stock volatility	130%	130%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock rate	1.6	1.6

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,613,810	$-	$1,282,640	$2,896,450
Stock warrants	-	-	703,591	703,591
Underwriters' purchase option	-	-	14,874	14,874
Preferred stock	-	-	59	59

Total securities owned	$1,613,810	$-	$2,001,164	$3,614,974

Liabilities:
Securities sold, not yet purchased	$18	$-	$-	$18

Total fair value liabilities	$18	$-	$-	$18

	Assets at Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$886,497	-	$907,495	$1,793,992
Stock warrants	-	-	683,211	683,211
Underwriters' purchase option	-	-	5,972	5,972
Preferred stock	-	-	395	395

Total securities owned	$886,497	$-	$1,597,073	$2,483,570

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2012 and 2011:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2011	$907,495	$683,211	$5,972	$395	$1,597,073
Purchases or receipt (a)	-	-	-	-	-
Sales or exercises	(310,932)	-	-	-	(310,932)
Transfers out of	-	-	-	-	-
Gains (losses):	-	-	-	-	-
Realized	(42,127)	-	-	-	(42,127)
Unrealized	728,204	20,380	8,902	(336)	757,150
Balance at March 31, 2012	$1,282,640	$703,591	$14,874	$59	$2,001,164

Change in unrealized gains (losses) relating to instruments still held at March 31, 2012	$657,819	$20,380	$8,902	$(336)	$686,765

(a) Includes purchases of securities and securities received for services

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock	Total
Balance at December 31, 2010	$57,797		$2,324,901	$1,518,465	$251.00	$3,901,414
Purchases or receipt (a)	2,955		304,589	-	-	307,544
Sales or exercises	(28,477.00)		(51,076)	(881,804.00)	-	(961,357)
Transfers into	-		-	-	-	-
Transfers out of	(10,658	) (b)	-	-	-	(10,658)
Losses:
Realized	(289,323.00)		(13,342.00)	-	-	(302,665.00)
Unrealized	293,873		381,064	(580,754)	37	94,220
Balance at March 31, 2011	$26,167		$2,946,136	$55,907	$288	$3,028,498

Change in unrealized losses
relating to instruments still held
at March 31, 2011	$3,271		$429,041	$(9,253)	$37	$423,096

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

Transfers within the Fair Value Hierarchy

The Company assesses our financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the three months ended March 31, 2012.

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

The total proceeds of $1,000,000 raised in the transaction above were accounted for as an issuance of debt with stock and have been allocated to the individual instruments based on the relative fair values of each instrument. Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes.

As of March 31, 2012, $847,000 of the Subordinated Notes, net of $103,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $45,000, net of $5,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition.

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

The discount on the note is amortized over the term of the loan using the effective interest method. For the three months ended March 31, 2012, the Company incurred $35,000 in interest on the Subordinated Notes. Total interest of $130,000 remains outstanding as of March 31, 2012 and is included in accrued expenses and other in the consolidated statements of financial condition.

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

The total proceeds of $300,000 raised in the transaction above is accounted for as an issuance of debt with stock and have been allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance.  Based on such allocation method, the value of the stock issued in connection with the Unsecured Promissory Notes was $106,000, which was recorded as a discount on the debt and applied against the Unsecured Promissory Notes.

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

On December 14, 2011, the Company entered into exchange agreements with the Unsecured Promissory Note investors whereby the investors agree to exchange the Unsecured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows:

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt — continued

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued. The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s shareholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants and have been allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

On October 11, 2011, the Company repurchased a $100,000 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows:

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

Certain employees who were Secured Promissory Notes holders terminated their employment in January 2012. Accordingly, as of March 31, 2012, $823,000 of the Secured Promissory Notes, net of $97,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. For the three months ended March 31, 2012, the Company incurred $23,000 in interest in relation to these notes.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Issuance of Debt — continued

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

Temporary Subordinated Loans

During the first quarter of 2012 and 2011, the Company issued loans in the form of temporary subordinated loans to supplement MC’s net capital enabling it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. All temporary subordinated loan transactions are disclosed separately in Note 10 – Related Party Transactions.

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  The convertible ratio is seven shares of Series D Convertible Preferred Stock to one share of common stock of the Company.  For the three months ended March 31, 2012 and 2011, 930,232 and 541,437 shares of Series D Convertible Preferred Stock were converted to 317,460 and 77,347 shares of common stock.

The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable monthly in arrears. For the three months ended March 31, 2012 and 2011, Series D Convertible Preferred Stock dividends paid were $42,000 and $140,000, respectively.  Of the total dividends recorded, no amount remained outstanding as of March 31, 2012 and December 31, 2011.

Both the Series D Convertible Preferred Stock and the warrants issued in connection therewith had, when issued, anti-dilution features including a full ratchet provision so that if the Company pays dividends, splits its common shares forward or reverse, issues additional shares at a lower price than the Series D Convertible Preferred Stock price, or adjusts its shares outstanding due to a combination, the conversion and exercises prices would also adjust proportionally.  The full ratchet provision resulted in the warrants being accounted for as derivative instruments, since the exercise price was not fixed and could be lowered if the Company had issued securities at prices lower than the original exercise price of the warrant. On December 28, 2009, 100% of the holders of the warrants issued in connection with the Series D convertible Preferred Stock agreed to amend their warrants to remove the full ratchet provision (see Note 5 for warrant accounting).

The warrants will expire five years from the date of the transaction.  Holders of the Series D Convertible Preferred Stock may convert them into common shares at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount.  The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $21.00 per share on a post-reverse split basis and when the average trading volume for the immediately prior four-week period is 4,285 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

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

The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant.  The total gross proceeds of $10,200,000 which include $1,392,000 from conversions of prior notes (see Note 3) have been allocated to these individual instruments based on the residual method.  Of the total cash proceeds, $4,300,000 was used to settle certain legal claims which had an aggregate exposure of $43,577,000.  The remaining cash of $4,508,000 was used for working capital.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4.  Shareholders’ Equity — continued

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

During December 2011, the Series D certificate of designation was amended again to remove the “full ratchet” anti-dilution provision of the Series D certificate of designation to an amount equal to two times the price at which such additional shares of common stock are issued in connection with the sale of Series E Convertible Preferred Stock.

Series E Convertible Preferred Stock

On January 31, 2012 and December 30, 2011, the Company issued 158,730 and 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 79,365 and 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share, respectively. The warrants expire five years from the effective date. The total proceeds of $100,000 and $1,595,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors and will accumulate until paid. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid.

The holders of Series E Convertible Preferred Stock are entitled to a liquidation preference payment of $0.63 per share of Series E Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the liquidation preference payment shall be paid pro rata to the holders of the Series D and E Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

Common Stock Exchange Offer

As discussed in Note 3 – Issuance of Debt, on December 14, 2011 and November 16, 2011, four Unsecured Promissory Note holders and fifteen Secured Promissory Note holders, respectively, exchanged the principal balances of their notes plus accrued interests for shares of the Company’s common stock and warrants.

In March 2012, the Company offered these shareholders the opportunity to exchange the common shares resulted from the note exchange for shares of the Series E Convertible Preferred Stock under the same terms effected on December 30, 2011 (the Series E Exchange). The Secured Promissory Note holders who did not participate in the November 2011 exchange are also eligible to participate in the Series E Exchange which expires on May 15, 2012.

As of March 31, 2012, the Unsecured Promissory Note holders exchanged 459,218 shares of common stock plus 83,496 warrants for 544,356 shares of Series E Convertible Preferred Stock plus 272,178 warrants.

The Company recorded a loss on this transaction, which was calculated as the difference between fair-values of the equity exchanged and the equity received. The fair value of the equity exchanged was determined as the sum of the fair value of the common shares and warrants given up. The fair value of the equity received was determined as the sum of the fair value of the Series E Convertible Preferred Stock and warrants received. A loss of $183,000 was recorded on the transaction and included in the Company’s consolidated statements of operations.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4.  Shareholders’ Equity — continued

Option Forfeiture

Due to recent market performance, many of the Company’s outstanding options carry exercise prices that are significantly higher than the current market price of the Company’s common stock. As a result, in March 2012, the Company offered those option holders who are current officers and employees the ability to return their options to the Company.

The option holders were under no obligation to participate. Option holders who chose to return their options will be considered for new option grants which will take into consideration their current positions with the Company, their potential contribution to building the Company’s business, and the Company’s stock price at the time of grant. There is no guarantee that (a) option holders who returned options will receive new grants, (b) any new option grants will be for the same number of shares as those relinquished, and (c) the new terms will be the same as those of the relinquished options.

As of March 31, 2012, eight option holders consented to relinquish their rights in their currently held options. The Company accounted for this transaction in accordance with the guidance of ASC 718-20 Compensation – Stock Compensation which states that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, the $1,075,000 unamortized stock based compensation expense related to the forfeited options as of the cancellation date was expensed and included in the Company’s consolidated statement of operations for the three months ended March 31, 2012.

Potentially Dilutive Securities

Our Board of Directors has the authority to issue up to 300,000,000 shares of common stock and to issue options and warrants to purchase shares of our common stock without stockholder approval in certain circumstances.

The table below represents a list of potentially dilutive securities outstanding as of March 31, 2012:

	Potentially	Weighted-Average
	Dilutive	Exercise Price
	Securities	or
	Outstanding	Converion Price

Series D convertible preferred stock warrants	3,388,677	$4.55
Conversion of Series D preferred stock	6,358,872	-
Series E convertible preferred stock warrants	1,617,418	0.63
Conversion of Series E preferred stock	3,234,830	-
Stock options	1,874,826	1.07
Warrants issued in connection with Secured Promissory Notes	87,720	2.26
Other outstanding warrants	947,413	3.79
Potentially dilutive securities	17,509,756	$1.27

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Stock–based Compensation Expense

Stock Options

In 2009, the Company, with shareholders’ approval, adopted the 2009 Stock Incentive Plan (the “2009 Plan”).  Up to 1,142,857 new shares of its common stock may be issued pursuant to awards granted under the 2009 Plan.  The Company no longer grants options under any of its prior option plans.  Any shares of the Company’s common stock which become available for new grant, upon the termination of employees holding unvested option grants under existing plans, will be added to the 2009 Plan.

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of March 31, 2012 and December 31, 2011, there were no shares subject to repurchase.

As of March 31, 2012 and December 31, 2011, there were 2,155,915 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of March 31, 2012 and December 31, 2011, 766,898 and 820,765 shares were available for future grants under the Option Plans, respectively. There were no shares available for future grants outside of the Options Plans.

Compensation expense for stock options during the three months ended March 31, 2012 was $1,153,000 which included $1,075,000 relating to the option forfeiture discussed in Note 4. Compensation expense for stock options during the three months ended March 31, 2011 was $316,000.

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2012:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2011	929,646	$6.18
Granted	1,660,000	0.59
Exercised	-	-
Cancelled	(714,820)	(7.26)

Outstanding at March 31, 2012	1,874,826	$1.07

Exercisable at March 31, 2012	187,454	$4.39

Vested and expected to vest as of March 31, 2012	1,862,564

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Stock-based Compensation Expense — continued

The following table summarizes information with respect to stock options vested and outstanding at March 31, 2012:

	Options Outstanding at March 31, 2012				Vested Options at March 31, 2012
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	1,824,173	9.64	$0.80	$-	153,853	$2.76	$-
$3.5000 - $6.9999	24,617	7.38	5.43	-	16,501	5.18	-
$7.0000 - $10.4999	5,049	7.51	9.97	-	3,077	9.95	-
$10.5000 - $13.9999	18,570	7.48	10.99	-	11,606	10.99	-
$14.0000 - $27.9999	-	-	-	-	-	-	-
$28.0000 - $48.9999	632	4.52	34.13	-	632	34.13	-
$49.0000 - $84.4999	1,785	0.46	74.42	-	1,785	74.42	-

	1,874,826	7.18	$3.83	$-	187,454	$4.63	$-

As of March 31, 2012, total unrecognized compensation expense related to unvested stock options was $902,000. This amount is expected to be recognized as expense over a weighted-average period of 2.36 years.

The weighted average fair value of each stock option granted for the three months ended March 31, 2012 and 2011 was $0.49 and $1.87, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Expected Volatility	138.70%	129.00%
Average expected term (years)	3.90	3.20
Risk-free interest rate	0.68%	1.13%
Dividend yield	-	-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

 5. Stock-based Compensation Expense — continued

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant.  The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the three months ended March 31, 2012 and 2011 was $550,000 and $8,000, respectively.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s closing stock price on March 31, 2012 of $0.65 per share:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2011	70,605	$2.12	$30,360
Granted	1,102,259	0.53
Vested	(910,609)	(0.64)
Cancelled	-	-

Balance as of March 31, 2012	262,255	$0.61	$170,466

Vested and expected to vest as of March 31, 2012	261,765

The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three months ended March 31, 2012 and 2011 was $0.54 and $2.72 per share, respectively. The fair value of the restricted stock award is estimated on the date of grant using the intrinsic value method.

As of March 31, 2012, total unrecognized compensation expense related to restricted stock was $129,000. This expense is expected to be recognized over a weighted-average period of 0.96 years.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

6. Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2012 and 2011, we recorded $0 and $58,000 of income tax expense, respectively.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss carry-forwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that the Company will be able to realize the benefit of its deferred tax assets in the near future.

The Company does not have any unrecognized tax benefits or any associated accrued interest or penalties. Its policy is to account for interest, if any, as interest expense and penalties as income tax expense.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Earnings (Loss) per Share

The following is a reconciliation of the basic and diluted net income (loss) available to common shareholders and the number of shares used in the basic and diluted net income (loss) per common share computations for the periods presented:

	Three Months Ended March 31,
	2012	2011

Income (loss) from continuing operations	$(1,751,253)	$442,766

Net income (loss)	$(1,751,253)	$442,766
Convertible preferred stock, series D dividends	(42,061)	(140,072)
Net income (loss) attributable to common shareholders - basic and diluted	$(1,793,314)	$302,694

Weighted-average number of common shares -basic	6,544,918	2,369,412
Assumed exercise or conversion of all potentially dilutive common shares outstanding	-	3,252,321
Weighted-average number of common shares -diluted	6,544,918	5,621,733

Basic net income (loss) per share:

Net income (loss) per share attributable to common shareholders	$(0.27)	$0.13

Diluted net income (loss) per share:

Diluted net income (loss) per share attributable to common shareholders	$(0.27)	$0.05

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Earnings (Loss) per Share — continued

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share for the three months ended March 31, 2012 because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive. Interest and dividends are also not considered since including them in the calculation of diluted loss per share would be anti-dilutive.

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

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2012, MC had regulatory net capital, as defined, of $1,545,000, which exceeded the amount required by $1,292,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

9. Contingencies

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

The majority of these lawsuits have been settled. The remaining lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing has been set for August 2012. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit.

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

Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. et al. (dismissed)

In July 2008, the Company and its broker dealer subsidiary, MC were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, the Company and MC were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and the Company’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. The Merriman Parties responded to the amended consolidated complaint in June 2009 denying all liability. Although the Company believed that the Merriman Parties had meritorious defenses, the Company and MC signed separate comprehensive settlement agreements with the plaintiffs on May 9, 2011. MC was dismissed from the case with prejudice in May 2011. The Company was dismissed from the case with prejudice in January 2012.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

For the three months ended March 31, 2012 and 2011, the Company incurred legal expenses of $210,000 and $169,000, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions

Sale of Trade Receivables

On February 14, 2012, the Company sold certain trade receivables with a value of $507,000 at a discount to Ronald L. Chez, its Co-Chairman of the Board of Directors for $500,000. Mr. Chez assumed the risk of collection with respect to the receivables he purchased. The $7,000 discount was included in cost of underwriting capital in the Company’s consolidated statement of operations.

Temporary Subordinated Borrowings

On January 26, 2012, the Company borrowed $2,500,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $110,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 17, 2012.

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $56,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 7, 2011.

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

The total proceeds of $1,000,000 raised in the transaction above were accounted for as an issuance of debt with stock and have been allocated to the individual instruments based on the relative fair values of each instrument. Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes.

As of March 31, 2012, $847,000 of the Subordinated Notes, net of $103,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $45,000, net of $5,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition.

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

The discount on the note is amortized over the term of the loan using the effective interest method. For the three months ended March 31, 2012, the Company incurred $35,000 in interest on the Subordinated Notes. Total interest of $130,000 remains outstanding as of March 31, 2012 and is included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Related Party Transactions— continued

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued. The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s shareholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants and have been allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

On October 11, 2011, the Company repurchased the $100,000 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows:

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

Certain employees who were Secured Promissory Notes holders terminated their employment in January 2012. Accordingly, as of March 31, 2012, $823,000 of the Secured Promissory Notes, net of $97,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. For the three months ended March 31, 2012, the Company incurred $23,000 in interest in relation to these notes.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Related Party Transactions— continued

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

Series D Convertible Preferred Stock

One of the original investors in the Series D Convertible Preferred Stock transaction, Ronald L. Chez, joined the Company’s Board of Directors and became its Co-Chairman of the Board of Directors in October 2010. In addition, the Company’s CEO and former CFO, along with 3 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction. Finally, four members of the Company’s Board of Directors were investors in the Series D Convertible Preferred Stock transaction.

 Series E Convertible Preferred Stock

All members of the Company’s Board of Directors were investors in the Series E Convertible Preferred Stock transaction effected on December 30, 2011. See Note 4 for further details.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Segment Reporting

Effective January 1, 2011, the Company’s business results are categorized into the following three segments: MC, Riverbank/FES and OTCQX. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The Riverbank/FES segment includes capital raising services through a network of independent investment bankers and OTCQX includes assisting corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate the access to institutional capital markets.

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 1. The Company evaluates segment results based on revenue and segment income. There are no revenue-generating activities between segments.

Segment asset disclosures are not provided as no significant assets are separately determinable for Riverbank or OTCQX.

Revenue and expenses directly associated with each segment are included in determining segment income, which is also the internal performance measure used by management to assess the performance of each business in a given period.

Consolidation items and eliminations include the effects of eliminating transactions between operating segments, and certain non-allocated amounts. Consolidation items and elimination is not an operating segment. Rather, it is added to operating segment totals to reconcile to consolidated totals on the financial statements. Certain amounts included in consolidation items and elimination costs are not allocated to operating segments because they are excluded from the measurement of their operating performance for internal purposes. These include Board of Directors compensation, interest on general borrowings, litigation settlement costs and other charges.

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended March 31,
	2012	2011

Revenues
MC	$4,311,627	$7,911,014
Riverbank/FES	584,469	1,546,217
OTCQX	380,524	67,135
Total segment revenues	5,276,620	9,524,366
Consolidation items and elimination	25,896	1,722
Consolidated revenues	$5,302,516	$9,526,088

Segment loss
MC	$(1,717,595)	$349,596
Riverbank/FES	54,790	73,235
OTCQX	181,960	13,236
Total segment loss	(1,480,845)	436,067
Consolidation items and elimination	(270,408)	64,897
Consolidated income (loss) before income taxes	$(1,751,253)	$500,964

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

12. Subsequent Events

2012 Stock Incentive Plan

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Awards may be made under the 2012 Plan for up to 4,619,669 shares of the Company’s common stock. The 2012 Plan requires approval from Series D and E convertible preferred shareholders which had not been obtained as of March 31, 2012.

Certain restricted stock and option grants were made on March 23, 2012 under the 2012 Plan. Management believes shareholders’ approval is perfunctory. Accordingly, these awards are deemed to have been granted in accordance with the guidance of ASC 718 – Stock Compensation, and the related $251,000 compensation was included in the Company’s consolidated statement of operations for the three months ended March 31, 2012.

The option grants also contain performance and service conditions that affect vesting and exercisability. The Company accounts for these awards in accordance with the guidance of ASC 718 which states that an employee’s share-based payment award becomes vested at the date that the employee’s right to receive or retain equity shares, other equity instruments, or assets under the award is no longer contingent on satisfaction of either a performance condition or a service condition.

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

We are headquartered in San Francisco, with an additional office in New York, NY. As of March 31, 2012, we had 34 employees.

Executive Summary

Our total revenues were $5,303,000 for the three months ended March 31, 2012 representing a 44% decrease over the same period in 2011. The decrease was primarily due to the Company’s reorganizing and repositioning of its business segments, including the discontinuance of certain non-profitable businesses and reduction in force. Our commission revenues for the same period decreased 66% year-over-year due to fewer sales producers in 2012. While investment banking revenue decreased 39% year over year due to fewer banking transactions being closed as a result of the Company having fewer bankers, we were able to exceed our set budget with a smaller team of professionals. Principal transactions decreased 21% from the same period in 2011 primarily due to market volatility. Due to the Company’s repositioning its business model to focus on capital markets advisory and platform revenue model, we saw a 254% increase in revenue in those areas. For the three months ended March 31, 2012, net loss from operations was $1,793,000 or $0.27 per share. Net loss from operations for the three months ended March 31, 2012 included $1,717,000 stock based compensation expense. For the three months ended March 31, 2011, net income from operations was $303,000 or $0.13 per share.

Business Environment

Equities dramatically outperformed fixed income in the first quarter of 2011. Sentiment around stocks continued to be surprisingly negative, however, as trading volumes were light and mutual fund investors moved away from equities and into very low yielding bond alternatives. Investors pulled a net $5 billion out of U.S. equity funds in the period. The S&P 500 rose 13% in Q-1, almost identical to its 2011 fourth quarter gain. The Russell 1000 Growth index outperformed, gaining 15% as professional investors moved to higher beta stocks. The Q-1 rally was global and reflected both a gradual positive turn in the U.S. economy and some semblance of near term Eurozone stability in which has been an extremely volatile and unpredictable “fear factor” for U.S. investors. The ECB’s strategy of flooding liquidity to the banking system has lessened concerns of a widespread economic contagion, although it is clear that the region’s economy is now dramatically underperforming the rest of the world’s economy.

In terms of sector performance, the larger financial and banking firms led the group higher with a 22% gain. Just behind the financials was the technology sector, up 22%, and it appears the IPO market for larger tech names began to show some life as investors anticipated the Facebook offering to come in the second quarter. Defensive sectors of the market underperformed, with utilities, consumer staples and health care groups lagging.

Going forward, the areas of greatest impact to the Company relate to the dramatic decrease in stock trading volume over the past four years. This trend continued in Q-1, and overall, the average number of trades across all exchanges was nearly half that of the 2008 peak. Typically, an economic recovery such as the one currently manifesting itself has led to increased volumes, but the high degree of investor skepticism signaled by the equity mutual fund outflows may be capping both retail activity and pension fund. These signs of negative sentiment appear to be providing an underpinning to the market, but it remains to be seen if continued strong performance will bring volumes back. Many of our competitors have closed or exited the equities business, which in the long term bodes well for our positioning.

Liquidity and Capital Resources

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2012, MC had regulatory net capital, as defined, of $1,545,000, which exceeded the amount required by $1,292,000.

As of March 31, 2012, liquid assets consisted primarily of cash and cash equivalents of $2,058,000 and marketable securities of $3,080,000, totaling $5,138,000. For the three months ended March 31, 2012, the Company had negative cash flows from operations of $2,002,000.

The Company incurred substantial losses during the first quarter of 2012, having net losses attributable to common shareholders of $1,793,000. As of March 31, 2012, the Company had an accumulated deficit of $139,799,000.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. As of March 31, 2012, the Company had 34 full time employees.

Additionally, in the fourth quarter of 2011, the Company shifted its strategic focus away from the traditional broker dealer model of research and institutional sales toward a capital markets advisory and platform revenue model. This represents a more scalable, predictable and profitable model in today’s environment. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin. Given the Company’s track record and brand in investment banking and institutional sales, it will continue to assist firms raise the capital needed to fuel innovation.

While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least January 1, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,	March 31,
	2012	2011

Revenues:
Commissions	$1,337,724	$3,931,783
Principal transactions	951,622	1,203,912
Investment banking	2,621,181	4,279,736
Other	391,989	110,657

Total revenues	5,302,516	9,526,088

Operating expenses:
Compensation and benefits	3,009,080	5,951,068
Stock-based compensation	1,717,158	269,952
Brokerage and clearing fees	158,267	427,750
Professional services	271,583	426,331
Occupancy and equipment	493,445	454,073
Communications and technology	316,969	479,049
Depreciation and amortization	5,283	66,398
Travel and entertainment	75,542	311,495
Legal services and litigation settlement expense	209,924	168,626
Cost of underwriting capital	117,000	97,625
Other	415,585	372,436

Total operating expenses	6,789,836	9,024,803

Operating loss	(1,487,320)	501,285
Other income	15,000	-
Interest income	1,234	1,381
Interest expense	(69,264)	(51,470)
Amortization of debt discount	(28,127)	49,768
Loss on equity exchange	(182,776)	-

Loss from continuing operations before income taxes	(1,751,253)	500,964
Income tax benefit (expense)	-	(58,198)

Loss from continuing operations	(1,751,253)	442,766
Income from discontinued operations	-	-

Net loss	$(1,751,253)	$442,766
Preferred stock cash dividend	(42,061)	(140,072)

Net loss attributable to common shareholders	$(1,793,314)	$302,694

Total revenues during the first quarter of 2012 decreased by $4,224,000, or 44% compared to the same period in 2011, consisting of $2,600,000 or 66% decrease in commission revenue, $252,000 or 21% decrease in principal transactions, and $1,659,000 or 39% decrease in banking revenues, partially offset by a $281,000 or 254% increase in other revenues. Increase in other revenues was primarily due to the expansion of our OTCQX advisory services as we sponsored more companies in the OTCQX markets.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Revenue:
Capital raising	$1,507,581	$3,101,781
Financial advisory	1,113,600	1,177,955

Total investment banking revenue	$2,621,181	$4,279,736

Transaction Volumes:
Public offerings:
Capital underwritten participations	$24,600,000	$152,000,000
Number of transactions	2	4
Private placements:
Capital raised	$127,210,500	$258,943,855
Number of transactions	2	4
Financial advisory:
Transaction amounts	$125,000,000	$59,000,000
Number of transactions	6	2

Investment banking revenue was $2,621,000 or 49% of total revenues during the first quarter of 2012, representing a 39% decrease from the same quarter in 2011 primarily due to fewer banking transactions being closed as a result of the Company having fewer bankers in 2012. Of the $2,621,000 investment banking revenues, $584,000 was generated by Riverbank/FES during the first quarter of 2012.

During the three months ended March 31, 2012 and 2011, there was no and one investment banking client who accounted for more than 10% of our total revenues, respectively.

Commission and Principal Transaction Revenue

Our broker-dealer activity includes the following:

•	Commissions – Commissions include revenue resulting from executing trades in exchange-listed securities, over-the-counter securities and other transactions as agent.

•	Principal Transactions – Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in our securities trading inventory.

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended March 31,
	2012	2011

Commissions:
Institutional equities	$1,337,724	$3,931,783

Total commission revenue	$1,337,724	$3,931,783

Principal transactions:
Customer principal transactions, proprietary trading and market making	$203,118	$225,431
Investment portfolio	748,504	978,481

Total principal transaction revenue	$951,622	$1,203,912

Transaction Volumes:
Number of shares traded	111,547,491	173,367,231

Commission revenue was $1,338,000 or 25% of total revenue during the first quarter of 2012, representing a 66% decrease from the same period in 2011. The decrease was primarily due to lower trading volume as a result of the Company having fewer sales producers in 2012, as well as the dramatic overall decline in equity trading volumes in the U.S.

Principal transaction revenue consists of four different activities – customer principal trades, market making, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market value each day. Returns from market making activities tend to be more volatile than acting as agent or principal for customers. For the three months ended March 31, 2012, principal transaction revenue was $952,000, consisting of $203,000 net gain from customer principal transactions and proprietary trading and market making, and $749,000 net gain on our investment portfolios. For the same period in 2011, principal transaction revenue was $1,204,000, consisting of $225,000 net gain from customer principal transactions, trading and market making, and $979,000 net gain on our investment portfolios.

During the first quarter of 2012, there was no brokerage customer who accounted for more than 10% of total revenues.

Compensation and Benefits Expenses

Compensation and benefits expense represents the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to investment bankers and research analysts vary with revenue production, but also include other qualitative factors and are determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount.

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Incentive compensation and discretionary bonuses	$1,966,196	$3,760,078
Salaries and wages	727,736	1,714,100
Payroll taxes, benefits and other	315,148	476,890

Total compensation and benefits	$3,009,080	$5,951,068

Cash compensation and benefits as a percentage of core business revenue	69%	72%

Total compensation and benefits were $3,009,000 and $5,951,000 for the three months ended March 31, 2012 and 2011, respectively, or a decrease of $2,942,000 or 49%. The decrease was primarily due to lower headcount going from 77 at the beginning of 2011 to 34 as of March 31, 2012.

Stock-based compensation expense increased $1,447,000 or 536% year over year, $1,075,000 of which related to option forfeiture.

In March 2012, the Company offered those option holders who are current officers and employees the ability to return their out of the money options to the Company. The option holders were under no obligation to participate. Option holders who chose to return their options will be considered for new option grants which will take into consideration their current positions with the Company, their potential contribution to building the Company’s business, and the Company’s stock price at the time of grant. There is no guarantee that (a) option holders who returned options will receive new grants, (b) any new option grants will be for the same number of shares as those relinquished, and (c) the new terms will be the same as those of the relinquished options. As of March 31, 2012, eight option holders consented to relinquish their rights in their currently held options resulting in the write-off of $1,075,000 unamortized stock based compensation expense.

There was one sale professional who accounted for more than 10% of total revenues during the three months ended March 31, 2012 and two in the same period in 2011.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which engages a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. Brokerage and clearing fees decreased $269,000 or 63% compared to the same period in 2011 due to decrease in trading volume.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs.

Depreciation and amortization expense relate to the depreciation of our furniture, fixtures, computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of $61,000, or 92% in the first quarter of 2012 over the same period in 2011 resulted from minimal fixed asset additions and the full depreciation of certain assets, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by investment bankers, travel costs for research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors.  The decrease of $236,000, or 76% on a year over year basis is due to lower headcount, fewer deals closed as well as continued cost reduction measures.

Legal service expenses were incurred during the normal course of our business and relate to ongoing litigations.  The decrease of $41,000 or 24% reflects the fact that many cases were concluded by the end of 2011.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital in order to enable it to underwrite banking deals. During the three months ended March 31, 2012 and 2011, cost of underwriting capital were $117,000 and $98,000, respectively.

Other operating expenses include company events, recruiting fees, professional liability and property insurance, marketing, business licenses and taxes, office supplies, write-off of receivables, and other miscellaneous expenses. The increase of $43,000 or 12% on a year over year basis consists of (i) a $210,000 increase in investor conference due to the fact that the conference was held in the first quarter of 2012; (ii) a $32,000 increase in provision for uncollectible accounts receivable, offset by (iii) a $112,000 decrease in recruiting fees due to the fact that certain new hires terminated within the fee agreement period; (iv) a $75,000 decrease in insurance due to lower coverage; and (v) a $12,000 decrease in miscellaneous other expenses.

Income Taxes

At the end of each interim reporting period the Company calculates an effective tax rate based on the Company’s estimate of the tax provision (benefit) that will be provided for the full year, stated as a percentage of estimated annual pre-tax income (loss). The tax provision (benefit) for the interim period is determined using this estimated annual effective tax rate. For the three months ended March 31, 2012 and 2011, we recorded $0 and $58,000 of income tax expense, respectively.

Historically and currently, the Company has recorded a valuation allowance on the deferred tax assets, the significant component of which relates to net operating loss carry-forwards. Management continually evaluates the realizability of its deferred tax assets based upon negative and positive evidence available. Based on the evidence available at this time, the Company continues to conclude that it is not “more likely than not” that we will be able to realize the benefit of our deferred tax assets in the future.

The Company does not have any unrecognized tax benefits or any associated accrued interest or penalties. The Company’s policy is to account for interest, if any, as interest expense and penalties as income tax expense.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2012 and 2011. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of March 31, 2012, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Operating	Operating
	& Related Interest	Commitments	Leases	Total

2012	$114,330	$1,087,628	$453,375	$1,655,333
2013	1,376,547	1,460,782	300,000	3,137,329
2014	944,718	960,000	75,000	1,979,718
2015	-	960,000	-	960,000
Thereafter	-	4,624,000	-	4,624,000

Total commitments	$2,435,595	$9,092,410	$828,375	$12,356,380

Interest	(515,595)	-	-	(515,595)

Net commitments	$1,920,000	$9,092,410	$828,375	$11,840,785

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

To calculate stock-based compensation resulting from the issuance of options, and warrants, the Company uses the Black-Scholes option pricing model, which is affected by its stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Option Forfeiture

Due to recent market performance, many of the Company’s outstanding options carry exercise prices that are significantly higher than the current market price of the Company’s common stock. As a result, in March 2012, the Company offered those option holders who are current officers and employees the ability to return their options to the Company.

The option holders were under no obligation to participate. Option holders who chose to return their options will be considered for new option grants which will take into consideration their current positions with the Company, their potential contribution to building the Company’s business, and the Company’s stock price at the time of grant. There is no guarantee that (a) option holders who returned options will receive new grants, (b) any new option grants will be for the same number of shares as those relinquished, and (c) the new terms will be the same as those of the relinquished options.

The Company accounted for this transaction in accordance with the guidance of ASC 718-20 Compensation – Stock Compensation which states that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration.

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of March 31, 2012 and 2011 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Related Party Transactions

Sale of Trade Receivables

On February 14, 2012, the Company sold certain trade receivables with a value of $507,000 at a discount to Ronald L. Chez, its Co-Chairman of the Board of Directors for $500,000. Mr. Chez assumed the risk of collection with respect to the receivables he purchased. The $7,000 discount was included in cost of underwriting capital in the Company’s consolidated statement of operations.

Temporary Subordinated Borrowings

On January 26, 2012, the Company borrowed $2,500,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $110,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 17, 2012.

On January 31, 2011, the Company borrowed $2,800,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $56,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 7, 2011.

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

The total proceeds of $1,000,000 raised in the transaction above were accounted for as an issuance of debt with stock and have been allocated to the individual instruments based on the relative fair values of each instrument. Based on such allocation method, the value of the stocks issued in connection with the Subordinated Notes was $206,000, which was recorded as a discount on the debt and applied against the Subordinated Notes.

As of March 31, 2012, $847,000 of the Subordinated Notes, net of $103,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $45,000, net of $5,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition.

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

The discount on the note is amortized over the term of the loan using the effective interest method. For the three months ended March 31, 2012, the Company incurred $35,000 in interest on the Subordinated Notes. Total interest of $130,000 remains outstanding as of March 31, 2012 and is included in accrued expenses and other in the consolidated statements of financial condition.

Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued. The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s shareholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants and have been allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the Secured Promissory Notes.

On October 11, 2011, the Company repurchased the $100,000 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note investors whereby the investors agree to exchange the Secured Promissory Notes and Warrants for shares of common stock and new warrants to purchase shares of common stock of the Company as follows:

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

Certain employees who were Secured Promissory Notes holders terminated their employment in January 2012. Accordingly, as of March 31, 2012, $823,000 of the Secured Promissory Notes, net of $97,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. For the three months ended March 31, 2012, the Company incurred $23,000 in interest in relation to these notes.

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

Series D Convertible Preferred Stock

One of the original investors in the Series D Convertible Preferred Stock transaction, Ronald L. Chez, joined the Company’s Board of Directors and became its Co-Chairman of the Board of Directors in October 2010. In addition, the Company’s CEO and former CFO, along with 3 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction. Finally, four members of the Company’s Board of Directors were investors in the Series D Convertible Preferred Stock transaction.

 Series E Convertible Preferred Stock

All members of the Company’s Board of Directors were investors in the Series E Convertible Preferred Stock transaction effected on December 30, 2011.

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

Subsequent Events

2012 Stock Incentive Plan

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Awards may be made under the 2012 Plan for up to 4,619,669 shares of the Company’s common stock. The 2012 Plan requires approval from Series D and E convertible preferred shareholders which had not been obtained as of March 31, 2012.

Certain restricted stock and option grants were made on March 23, 2012 under the 2012 Plan. Management believes shareholders’ approval is perfunctory. Accordingly, these awards are deemed to have been granted in accordance with the guidance of ASC 718 – Stock Compensation, and the related $251,000 compensation was included in the Company’s consolidated statement of operations for the three months ended March 31, 2012.

The option grants also contain performance and service conditions that affect vesting and exercisability. The Company accounts for these awards in accordance with the guidance of ASC 718 which states that an employee’s share-based payment award becomes vested at the date that the employee’s right to receive or retain equity shares, other equity instruments, or assets under the award is no longer contingent on satisfaction of either a performance condition or a service condition.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2011.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that there continues to be material weaknesses in the Company’s internal control over financial reporting and accordingly, our disclosure controls and procedures were not effective as of March 31, 2012.

The material weakness identified relates to the accounting research and reporting functions and the closing and reporting process. Management is committed to improving the Company’s internal control over financial reporting processes and plans to take remedial actions to correct the situation including hiring additional qualified personnel. The Company expects to complete the required remediation in 2012.

Changes in internal controls

There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The majority of these lawsuits have been settled. The remaining lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing has been set for August 2012. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit.

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

Don Arata and Gary Thornhill, et al. v. Merriman Capital, Inc. et al. (dismissed)

In July 2008, the Company and its broker dealer subsidiary, MC were served with complaints filed in the San Francisco County, California Superior Court by several plaintiffs who invested money with Del Biaggio and related entities. In March 2009, the Company and MC were served with an amended consolidated complaint on behalf of 39 plaintiffs which consolidated several similar pending actions filed by the same law firm. Plaintiffs allege, among other things, fraud based on Cacchione’s alleged assistance to Del Biaggio in connection with the fraudulent investments and the Company’s failure to discover and stop the continuing fraud. Plaintiffs in this lawsuit seek damages of over $9 million. The Merriman Parties responded to the amended consolidated complaint in June 2009 denying all liability. Although the Company believed that the Merriman Parties had meritorious defenses, the Company and MC signed separate comprehensive settlement agreements with the plaintiffs on May 9, 2011. MC was dismissed from the case with prejudice in May 2011. The Company was dismissed from the case with prejudice in January 2012.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

ITEM 1A. Risk Factors

In addition to the factors set forth below and the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 30, 2012, as amended by our Form 10-K/A filed on April 30, 2012.

We may not be able to continue operating our business

The Company incurred significant losses in the three months ended March 31, 2012 and the year ended December 31, 2011. Even if we are successful in executing our plans, we may not be able to continue sustaining such losses. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

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

The Company has historically accessed capital markets to raise money through the sale of equity.   Our Series D and E Preferred shareholders have certain rights and restrictive provisions which may affect our ability to continue to raise capital through the issuance of additional common stock.

MC, our broker-dealer subsidiary, is subject to the net capital requirements of the SEC and various self-regulatory organizations of which it is a member. These requirements typically specify the minimum level of net capital a broker-dealer must maintain, and also mandate that a significant part of its assets be kept in relatively liquid form. Any failure to comply with these net capital requirements could impair our ability to conduct our core business. Furthermore, MC is subject to laws that authorize regulatory bodies to prevent or reduce the flow of funds from it to the Company

 Factors which could impede our ability to access additional capital include the recent extreme volatility in the equity markets and our recent operating results. If we are not able to access additional capital, we might not be able to meet our obligations in a timely manner, which would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

We have incurred losses for the period covered by this report in the recent past and may incur losses in the future.

The Company recorded net losses of $1,793,000 for the three months ended March 31, 2012 and $8,385,000 for the year ended December 31, 2011. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

During 2011, the Company significantly reduced the scale of its operations and is executing a new business model. The Company had 77 and 34 employees at January 1, 2011 and March 31, 2012, respectively. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

The Company is execuuting a business plan focusing on its strengths in sponsoring corporate issuers to be listed on the OTCQX market, and on executing securities transactions for institutional investors. There is a risk that the Company may not be able to execute the business plan successfully due to various constraints, including those related to the current capital markets and the lack of adequate financial resources to transition the Company into the new business model.

Possible need for additional capital

As of March 31, 2012, the Company had approximately $6.3 million in current assets, $2.2 million in current liabilities and $2.8 million of equity. Additionally, its broker-dealer subsidiary, MC, is required to maintain a minimum level of net capital in order to conduct its business. MC’s excess net capital as of March 31, 2012 was approximately $1.3 million. Given the Company’s history of losses, the market volatility and uncertain business environment, there can be no assurance that the Company will have sufficient capital to achieve its intended business objectives.

ITEM 6. Exhibits

3.8	Certificate of Amendment of Certificate of Designation implementing changes to dividend and anti-dilution provisions of Series D Preferred Stock, effective November 8, 2011. (Incorporated by reference to the Registrant’s Report on Form 10-Q for period ended September 30, 2011 filed November 14, 2011.)
3.9	Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.49	Form of Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.50	Form of Chez Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.51	Form of Warrant dated April 7, 2011 issued to investors who are not officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.52	Form of Insider Warrant dated April 7, 2011, issued to investors who are officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.53	Form of Secured Promissory Note dated April 21, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

10.54	Form of Warrant dated April 21, 2011 issued to investors who are not officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

10.55	Form of Insider Warrant dated April 21, 2011, issued to investors who are officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMAN HOLDINGS, INC.

May 15, 2012	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

May 15, 2012	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Chief Opearting Officer
(Principal Financial Officer)

