Form 10-Q
period 2012-06-30
Merriman Holdings, Inc
filed 2012-08-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares of Registrant’s common stock outstanding as of August 9, 2012 was 4,317,334.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues
Commissions	$1,561,771	$3,055,582	$2,899,495	$6,987,365
Principal transactions	(934,724)	(710,929)	16,898	492,983
Investment banking	1,601,688	2,870,897	4,222,869	7,150,633
Advisory and other	453,594	185,182	845,583	295,840

Total revenues	2,682,329	5,400,732	7,984,845	14,926,821

Operating expenses
Compensation and benefits	2,495,103	5,433,330	5,504,183	11,384,398
Stock-based compensation	159,551	268,553	1,876,709	538,505
Brokerage and clearing fees	122,316	333,196	280,583	760,946
Professional services	182,803	337,045	454,386	763,376
Occupancy and equipment	393,632	469,647	887,077	923,720
Communications and technology	257,425	529,419	574,394	1,008,469
Depreciation and amortization	5,657	30,007	10,940	96,405
Travel and entertainment	126,709	235,123	202,252	546,617
Legal services and litigation settlement expense	125,860	276,734	335,784	445,360
Cost of underwriting capital	35,600	-	152,600	97,625
Other	475,921	423,626	891,505	796,063

Total operating expenses	4,380,577	8,336,680	11,170,413	17,361,484

Operating loss	(1,698,248)	(2,935,948)	(3,185,568)	(2,434,663)

Other income	-	11,601	15,000	11,601
Interest income	3,745	2,558	4,978	3,939
Interest expense	(48,556)	(113,321)	(117,819)	(164,792)
Amortization of debt discount	(28,609)	(45,328)	(56,736)	4,441
Loss on equity exchange	(903,553)	-	(1,086,329)	-

Net loss before income taxes	(2,675,221)	(3,080,438)	(4,426,474)	(2,579,474)
Income tax benefit (expense)	-	54,854	-	(3,344)

Net loss	$(2,675,221)	$(3,025,584)	$(4,426,474)	$(2,582,818)

Preferred stock cash dividend	-	(137,708)	-	(277,779)

Net loss attributable to common shareholders	$(2,675,221)	$(3,163,292)	$(4,426,474)	$(2,860,597)

Basic and diluted net loss per share

Net loss	$(0.48)	$(1.23)	$(0.73)	$(1.07)

Net loss attributable to common shareholders	$(0.48)	$(1.28)	$(0.73)	$(1.19)

Weighted average number of common shares
Basic and diluted	5,538,054	2,461,825	6,041,486	2,406,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011

Assets
Cash and cash equivalents	$680,726	$4,003,512
Securities owned
Marketable, at fair value	2,302,143	2,136,352
Not readily marketable, at estimated fair value	636,330	347,218
Restricted cash	680,028	680,028
Due from clearing broker	144,600	124,805
Accounts receivable, net	286,641	359,900
Note receivable	125,000	-
Prepaid expenses and other assets	349,595	506,708
Equipment and fixtures, net	27,494	30,537

Total assets	$5,232,557	$8,189,060

Liabilities and Shareholders’ Equity
Liabilities
Accounts payable	$211,221	$246,040
Commissions and bonus payable	658,816	986,722
Accrued expenses and other	718,717	1,757,342
Deferred rent	243,003	236,996
Deferred revenue	481,756	688,074
Notes payable, net of debt discount	880,070	679,454
Notes payable to related parties, net of debt discount	862,884	1,006,765

Total liabilities	4,056,467	5,601,393

Shareholders’ equity
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of June 30, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 18,632,974 and 19,563,206 shares outstanding as of June 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $8,252,544 prior to conversion, and pari passu with common stock on conversion	1,864	1,957
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,254,680 and 2,531,744 shares issued and 6,254,680 and 2,531,744 shares outstanding as of June 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $2,113,492 prior to conversion, and pari passu with common stock on conversion	625	253
Common stock, $0.0001 par value; 300,000,000 shares authorized; 4,346,770 and 6,183,815 shares issued and 4,317,334 and 6,154,379 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	436	619
Additional paid-in capital	143,872,755	140,857,954
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(142,473,977)	(138,047,503)

Total shareholders’ equity	1,176,090	2,587,667

Total liabilities and shareholders’ equity	$5,232,557	$8,189,060

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(unaudited)

									Additional
	Preferred Stock		Common Stock		Common Stock Payable		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2012	22,094,950	$2,210	6,183,815	$619	-	$-	(29,436)	$(225,613)	$140,857,954	$(138,047,503)	$2,587,667
Net loss			-							(4,426,474)	(4,426,474)
Conversion of Series D Convertible
Preferred Stock to common stock	(930,232)	(93)	317,460	32	-	-	-	-	61	-	-
Issuance of Series E Convertible
Preferred Stock	158,730	16	-	-	-	-	-	-	99,984	-	100,000
Issuance of restricted common stock	-	-	852,259	85	-	-	-	-	461,659	-	461,744
Option forfeiture									1,074,943	-	1,074,943
Equity exchange	3,564,206	356	(3,006,764)	(300)	-	-	-	-	1,086,273	-	1,086,329
Preferred stock dividend	-	-	-	-	-	-	-	-	(42,060)	-	(42,060)
Stock-based compensation	-	-	-	-	-	-	-	-	333,941	-	333,941

Balance at June 30, 2012	24,887,654	$2,489	4,346,770	$436	-	$-	(29,436)	$(225,613)	$143,872,755	$(142,473,977)	$1,176,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(4,426,474)	$(2,582,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,940	96,405
Stock-based compensation	1,870,628	538,505
Loss on sale of accounts receivable	7,000	-
Loss on equity exchange	1,086,329	-
Amortization of debt issuance costs	56,736	-
Provision for uncollectible accounts receivable	280,275	51,519
Securities received for services	(107,600)	(108,072)
Unrealized loss on securities owned	222,914	814,047
Changes in operating assets and liabilities:
Securities owned	(570,217)	550,416
Due from clearing broker	(19,794)	(52,680)
Accounts receivable	(62,641)	808,915
Prepaid expenses and other assets	15,627	(167,887)
Accounts payable	(34,820)	(77,128)
Commissions and bonus payable	(327,907)	(1,330,710)
Accrued expenses and other	(1,248,825)	(518,681)

Net cash used in operating activities	(3,247,829)	(1,978,169)

Cash flows from investing activities:
Purchase of equipment and fixtures	(7,897)	(42,916)

Net cash used in investing activities	(7,897)	(42,916)

Cash flows from financing activities:
Issuance of note receivable	(125,000)	-
Proceeds from issuance of subordinated debt	4,100,000	5,900,000
Repayment of subordinated debt	(4,100,000)	(3,130,000)
Issuance of preferred stock	100,000	-
Payment of preferred stock dividend	(42,060)	(280,019)
Debt service principal payments	-	(120,453)

Net cash (used in) provided by financing activities	(67,060)	2,369,528

Increase (decrease) in cash and cash equivalents	(3,322,786)	348,443

Cash and cash equivalents at beginning of the period	4,003,512	4,898,093

Cash and cash equivalents at end of the period	$680,726	$5,246,536

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$264,624	$184,615
Income taxes	$-	$9,100

Non-cash investing and financing activities:
Warrants issued in connection with debt	$-	$419,637
Cancellation of stock issued in connection with debt	$-	$105,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies

Basis of Presentation

Merriman Holdings, Inc. (the Company) is a financial services holding company that provides investment banking, capital markets services, corporate services, and investment banking through its wholly-owned operating subsidiary, Merriman Capital, Inc. (MC). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation.

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the interim statements of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to understand the information presented. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2011.

Under Accounting Standards Codification (ASC) Topic 855 – Subsequent Events, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued. (See Note 12)

Liquidity

As of June 30, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $681,000 and marketable securities of approximately $2,302,000, totaling approximately $2,983,000. For the six months ended June 30, 2012, the Company had negative cash flows from operations of approximately $3,248,000. The Company incurred substantial loss during the first six months of 2012, having net loss of approximately $4,426,000. As of June 30, 2012, the Company had an accumulated deficit of approximately $142,474,000.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending.  The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs.  As of June 30, 2012, the Company had 35 full time employees.  Additionally, in the fourth quarter of 2011, the Company shifted its strategic focus away from the traditional broker dealer model of research and institutional sales toward a capital markets advisory and platform revenue model. This represents a more scalable, predictable and profitable model in today’s environment. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin.

On January 31, 2012 and December 30, 2011, the Company issued 158,730 and 2,531,744 shares of Series E Convertible Preferred Stock for cash proceeds of $100,000 and $1,595,000, respectively. On July 30, 2012 the Company issued 515,200 shares of Series E Convertible Preferred Stock for proceeds of approximately $325,000.

 While the Company believes its current funds and cash generated from operations will be sufficient to enable it to meet its planned expenditures through at least July 1, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures and or raise funds. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.  The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Significant Accounting Policies – continued

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, securities owned, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions and bonus payable, accrued expenses and other, approximate their fair values.

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

As of June 30, 2012, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $556,000.

MERRIMAN HOLDINGS, INC.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-	Stock volatility	38 - 150%	43%
	Scholes option pricing model
Stock warrants	Black-Scholes option pricing model	Stock volatility	54 - 352%	156%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	144%	144%
Preferred stock	Exchange-quoted price of common	Preferred stock to common	1.6	1.6
	stock equivalents	stock conversion rate

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,725,641	$-	$555,865	$2,281,506
Stock warrants	-	-	653,082	653,082
Underwriters' purchase option	-	-	3,790	3,790
Preferred stock	-	-	95	95

Total securities owned	$1,725,641	$-	$1,212,832	$2,938,473

Liabilities:
Securities sold, not yet purchased	$239	$-	$-	$239

Total fair value liabilities	$239	$-	$-	$239

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the six months ended June 30, 2012:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2011	$907,495	$683,211	$5,972	$395	$1,597,073
Purchases or receipt (a)	22,066	232,787	—	—	254,853
Sales or exercises	(801,998)	—	—	—	(801,998)
Gains (losses):
Realized	230,734	—	—	—	230,734
Unrealized	197,568	(262,916)	(2,182)	(300)	(67,830)
Balance at June 30, 2012	$555,865	$653,082	$3,790	$95	$1,212,832

Change in unrealized gains
(losses) relating to instruments still held
at June 30, 2012	$212,927	$(262,916)	$(2,182)	$(300)	$(52,471)

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the six months ended June 30, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt

Notes Payable comprise of the following:

		Notes	Notes Payable
		Payable	Related Party	Total

(a)	Subordinated notes payable	$50,000	$950,000	$1,000,000
	Debt discount	$(4,585)	$(87,116)	$(91,701)
		$45,415	$862,884	$908,299

(c)	Secured promissory notes	$920,000		$920,000
	Debt discount	$(85,345)		$(85,345)
		$834,655	$-	$834,655

	Total	$880,070	$862,884	$1,742,954

a.	Subordinated Notes Payable

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

As of June 30, 2012, $863,000 of the Subordinated Notes, net of approximately $87,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $45,000, net of approximately $5,000 discount, are included in notes payable in the Company’s condensed consolidated statements of financial condition.

The discount on the note is amortized over the term of the loan using the effective interest method. For the three and six months ended June 30, 2012, the Company incurred approximately $35,000 and $70,000 in interest on the Subordinated Notes, respectively. As of June 30, 2012, total interest in the amount of approximately $140,000 remains outstanding and is included in accrued expenses and other in the condensed consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt — continued

b.	Unsecured Promissory Notes

On November 1, 2010, the Company issued $300,000 in unsecured promissory notes (Unsecured Promissory Notes) to four of its Series D Convertible Preferred Stockholders with a maturity date of the earlier of January 31, 2011 or the consummation of a qualified financing, as defined.  The Unsecured Promissory Notes provide for interest of twelve percent (12%) per annum to be paid in cash at maturity.  Additional consideration was paid to the lenders at closing comprising a number of shares of common stock of the Company equal to 55% of the principal amount lent divided by $3.01 per share.

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

On December 14, 2011, the Company entered into exchange agreements with the Unsecured Promissory Note holders whereby the Note holders agreed to exchange the Unsecured Promissory Notes and Warrants for common shares and new warrants to purchase common shares of the Company as follows:

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

On December 14, 2011, the Unsecured Promissory Note holders exchanged $300,000 of principal balance and approximately $43,000 accrued interest for 459,218 common shares and 83,496 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. For the year ended December 31, 2011, a gain of approximately $107,000 was recorded on the transaction based on a reacquisition price of approximately $236,000 and net carrying value, including interest, of approximately $343,000.

As further discussed in Note 4, in the first quarter of 2012, the Company offered the Unsecured Promissory Note holders the opportunity to exchange the common shares plus warrants received from the December 14, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011. The Company accounted for this transaction as a continuation and settlement of the December 14, 2011 debt modification.

On March 29, 2012, the Unsecured Promissory Note holders exchanged 459,218 common shares and 83,496 warrants for 544,356 shares of Series E Convertible Preferred Stock and 272,178 warrants. For the six months ended June 30, 2012, a loss of approximately $183,000 was recorded on the transaction based on a reacquisition price of approximately $473,000 and fair value of the equity exchanged of approximately $290,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt — continued

c.	Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (Secured Promissory Notes). The Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued. The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s shareholders. These notes are secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 day written notice. The Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

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

On November 16, 2011, the Company entered into exchange agreements with certain Secured Promissory Note holders whereby the Note holders agreed to exchange the Secured Promissory Notes and Warrants for common shares and new warrants to purchase common shares of the Company as follows:

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

On November 16, 2011, fifteen Secured Promissory Note holders agreed to exchange $1,750,000 principal balance of the Secured Promissory Notes plus approximately $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants less the fair value of the original Warrants. The warrants were valued using the Black-Scholes fair value model. For the year ended December 31, 2011, a loss of approximately $1,134,000 was recorded on the transaction based on a reacquisition price of approximately $2,688,000 and net carrying value, including interest, of approximately $1,554,000.

As further discussed in Note 4, in the first quarter of 2012, the Company offered the Secured Promissory Note holders the opportunity to exchange the common shares plus warrants received from the November 16, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011(the Series E Exchange). The Secured Promissory Note holders who did not participate in the November 16, 2011 exchange are also eligible to participate in the Series E Exchange which expires on May 15, 2012. The Company accounted for this transaction as a continuation and settlement of the November 16, 2011 debt modification.

On May 15, 2012, the Secured Promissory Note holders exchanged 2,102,247 common shares and 166,626 warrants for 2,491,994 shares of Series E Convertible Preferred Stock and 1,245,997 warrants. For the six months ended June 30, 2012, a loss of approximately $735,000 was recorded on the transaction based on a reacquisition price of approximately $2,415,000 and fair value of the equity exchanged of approximately $1,680,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt — continued

d.	2011 Chez Secured Promissory Note

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

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. For the year ended December 31, 2011, a loss of $157,000 was recorded on the transaction based on a reacquisition price of $490,000 and net carrying value, including interest, of $333,000.

As further discussed in Note 4, in the first quarter of 2012, the Company offered Ronald L. Chez the opportunity to exchange the common shares plus warrants received from the November 16, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011. The Company accounted for this transaction as a continuation and settlement of the November 16, 2011 debt modification.

On May 15, 2012, Ronald L. Chez exchanged 445,299 common shares for 527,856 shares of Series E Convertible Preferred Stock and 263,928 warrants. For the six months ended June 30, 2012, a loss of approximately $169,000 loss was recorded on the transaction based on a reacquisition price of approximately $512,000 and fair value of the equity exchanged of approximately $343,000. As of June 30, 2012, this note was settled in full.

e.	Temporary Subordinated Loans

During the six months ended June 30, 2012 and 2011, the Company issued loans in the form of temporary subordinated loans to supplement MC’s net capital enabling it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Temporary subordinated loan transactions are disclosed separately in Note 10 – Related Party Transactions. All temporary subordinated loans were fully repaid as of June 30, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4.  Shareholders’ Equity

Series D Convertible Preferred Stock

For the six months ended June 30, 2012, 930,232 shares of Series D Convertible Preferred Stock were converted to 317,460 shares of common stock.

Series E Convertible Preferred Stock

On January 31, 2012 and December 30, 2011, the Company issued 158,730 and 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 79,365 and 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share, respectively. The warrants expire five years from the effective date. The total proceeds of $100,000 and $1,595,000 for the six months ended June 30, 2012 and for the year ended December 31, 2011, respectively, were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance.

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

In the first quarter of 2012, the Company offered these shareholders the opportunity to exchange the common shares resulted from the note exchange for shares of the Series E Convertible Preferred Stock under the same terms effected on December 30, 2011 (the Series E Exchange). The Secured Promissory Note holders who did not participate in the November 2011 exchange are also eligible to participate in the Series E Exchange which expires on May 15, 2012.

On March 29, 2012, the Unsecured Promissory Note holders exchanged 459,218 common shares and 83,496 warrants for 544,356 shares of Series E Convertible Preferred Stock and 272,178 warrants. For the six months ended June 30, 2012, a loss of approximately $183,000 was recorded on the transaction based on a reacquisition price of approximately $473,000 and fair value of the equity exchanged of approximately $290,000.

On May 15, 2012, the Secured Promissory Note holders and Ronald L. Chez exchanged 2,102,247 and 445,299 common shares and 166,626 warrants for 2,491,994 and 527,856 shares of Series E Convertible Preferred Stock and 1,245,997 and 263,928 warrants, respectively. For the six months ended June 30, 2012, losses in the amounts of approximately $735,000 and $169,000 were recorded on the transaction based on a reacquisition price of approximately $2,415,000 and $512,000 and fair value of the equity exchanged of approximately $1,680,000 and $343,000, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4.  Shareholders’ Equity — continued

Option Forfeiture/Cancellation

Due to recent market performance, many of the Company’s outstanding options carry exercise prices that are significantly higher than the current market price of the Company’s common stock. As a result, in March 2012, the Company offered those option holders who are current officers and employees the ability to return their options to the Company.

The option holders were under no obligation to participate. Option holders who chose to return their options would be considered for new option grants which take into consideration their current positions with the Company, their potential contribution to building the Company’s business, and the Company’s stock price at the time of grant. There is no guarantee that (a) option holders who returned options will receive new grants, (b) any new option grants will be for the same number of shares as those relinquished, and (c) the new terms will be the same as those of the relinquished options.

As of June 30, 2012, eight option holders consented to relinquish their rights in their currently held options. The Company accounted for this transaction in accordance with the guidance of ASC 718-20 Compensation – Stock Compensation which states that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, approximately $1,075,000 of unamortized stock based compensation expense related to the forfeited options as of the cancellation date was expensed and included in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Stock-based Compensation Expense

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

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of June 30, 2012 and December 31, 2011, there were no shares subject to repurchase.

As of June 30, 2012, there were 6,775,584 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of June 30, 2012, 2,535,052 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three and six months ended June 30, 2012 was approximately $130,000 and $1,283,000, respectively. Compensation expense for stock options during the three and six months ended June 30, 2011 was approximately $300,000 and $616,000, respectively.

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Awards may be made under the 2012 Plan for up to 4,619,669 shares of the Company’s common stock. Restricted stock and option grants were made on March 23, 2012 and May 31, 2012 under the 2012 Plan.

The following table is a summary of the Company’s stock option activity for the six months ended June 30, 2012:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2011	929,646	$6.18
Granted	2,550,000	0.49
Exercised	-	-
Cancelled	(753,509)	(4.87)

Outstanding at June 30, 2012	2,726,137	$0.66

Exercisable at June 30, 2012	224,158	$2.18

Vested and expected to vest as of June 30, 2012	2,298,100

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Stock-based Compensation Expense — continued

As of June 30, 2012, total unrecognized compensation expense related to unvested stock options was approximately $989,000. This amount is expected to be recognized as expense over a weighted-average period of 2.60 years.

The weighted average fair value of each stock option granted for the three and six months ended June 30, 2012 was $0.49.  The weighted average fair value of each stock option granted for the three and six months ended June 30, 2011 was $1.80 and $1.88, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the six months ended June 30, 2012:

Six Months
Ended
30-Jun-12

Expected Volatility	139.89%
Average expected term (years)	3.76
Risk-free interest rate	0.67%
Dividend yield	-

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

Compensation expense for restricted stock during the three and six months ended June 30, 2012 was approximately $37,000 and $587,000, respectively. Compensation expense for restricted stock during the three and six months ended June 30, 2011 was approximately $5,000 and $13,000, respectively.

The following table is a summary of the Company's restricted stock activity for the six months ended June 30, 2012:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value

Balance as of December 31, 2011	70,605	$2.12
Granted	1,102,259	0.53
Vested	(852,259)	(0.64)
Cancelled	-	-

Balance as of June 30, 2012	320,605	$0.60

Vested and expected to vest as of June 30, 2012	260,295

The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and six months ended June 30, 2012 was $0 and $0.53 per share, respectively. The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and six months ended June 30, 2011 was $2.72 per share.

As of June 30, 2012, total unrecognized compensation expense related to restricted stock was approximately $92,000. This expense is expected to be recognized over a weighted-average period of 0.75 years.

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

On January 21, 2011, the Company entered into an amended agreement with Mr. Chez restricting the exercise of the 42,857 warrants without prior shareholders’ approval.  This amendment was intended to comply with guidance received from the NASDAQ Capital Market staff.  As the Company is no longer traded on the NASDAQ Capital Market, on August 7, 2012, the warrants were amended once again to return them to their original terms and remove the shareholder approval requirement.

Non-employee directors currently receive $30,000 per year for Board services. Mr. Ronald L. Chez, as non-employee co-chairman of the Board of Directors received $60,000 in shares of common stock and $40,000 for his services for the period from September 1, 2011 to August 31, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

6. Earnings (Loss) per Share

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

The table below represents a list of potentially dilutive securities outstanding as of June 30, 2012:

	June 30,
	2012	2011

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	6,358,872	3,002,384
Series E convertible preferred stock warrants	3,127,344	—
Conversion of Series E preferred stock	6,254,680	—
Stock options	2,726,137	1,684,496
Warrants issued in connection with Secured Promissory Notes	87,720	238,220
Other outstanding warrants	780,787	759,286
Common stock payable for legal settlement	—	52,372
Potentially dilutive securities oustanding	22,724,217	9,125,435

7. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2012, MC had regulatory net capital, as defined, of approximately $477,000, which exceeded the amount required by approximately $201,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

As further discussed in Note 12, on July 30, 2012, the Company made a capital contribution of approximately $325,000 to MC.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

8. Contingencies

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

The majority of these lawsuits have been settled or dismissed. The remaining lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing has been set for August 2012. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2012.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company’s broker dealer subsidiary, Merriman Capital, Inc. did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2012.

For the six months ended June 30, 2012, the Company incurred legal expenses of $336,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Related Party Transactions

Sale of Trade Receivables

On February 14, 2012, the Company sold certain trade receivables with a value of $507,000 at a discount to Ronald L. Chez, its Co-Chairman of the Board of Directors for $500,000. Mr. Chez assumed the risk of collection with respect to the receivables he purchased. The $7,000 discount was included in cost of underwriting capital in the Company’s condensed consolidated statement of operations.

Temporary Subordinated Borrowings

On June 12, 2012, the Company borrowed $1,600,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $36,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on June 25, 2012.

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

Subordinated Notes Payable

As further discussed in Note 3, on September 29, 2010, the Company borrowed $1,000,000 from nine individual lenders, all of whom were directors, officers or employees of the Company at the time of issuance.

As of June 30, 2012, $863,000 of the Subordinated Notes, net of approximately $87,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $45,000, net of $ approximately 5,000 discount, are included in notes payable in the Company’s condensed consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Related Party Transactions – continued

Secured Promissory Notes

As further discussed in Note 3, in April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance.

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

On November 16, 2011, fifteen Secured Promissory Note holders agreed to exchange $1,750,000 principal balance of the Secured Promissory Notes plus approximately $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants less the fair value of the original Warrants. The warrants were valued using the Black-Scholes fair value model. For the year ended December 31, 2011, a loss of approximately $1,134,000 was recorded on the transaction based on a reacquisition price of approximately $2,688,000 and net carrying value, including interest, of approximately $1,554,000.

As further discussed in Note 4, in the first quarter of 2012, the Company offered the Secured Promissory Note holders the opportunity to exchange the common shares plus warrants received from the November 16, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011(the Series E Exchange). The Secured Promissory Note holders who did not participate in the November 16, 2011 exchange are also eligible to participate in the Series E Exchange which expires on May 15, 2012.

On May 15, 2012, the Secured Promissory Note holders exchanged 2,102,247 common shares and 166,626 warrants for 2,491,994 shares of Series E Convertible Preferred Stock and 1,245,997 warrants. For the six months ended June 30, 2012, a loss of approximately $735,000 was recorded on the transaction based on a reacquisition price of approximately $2,415,000 and fair value of the equity exchanged of approximately $1,680,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Related Party Transactions – continued

2011 Chez Secured Promissory Note

As further discussed in Note 3, on April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly.

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

The Company accounted for this transaction in accordance with ASC 470, Debt, as an extinguishment of debt, whereby a gain or loss was calculated as the difference between the reacquisition price and net carrying value of the debt. The reacquisition price was determined as the sum of the fair value of the common stock and new warrants. The warrants were valued using the Black-Scholes fair value model. For the year ended December 31, 2011, a loss of approximately $157,000 was recorded on the transaction based on a reacquisition price of approximately $490,000 and net carrying value, including interest, of approximately $333,000.

As further discussed in Note 4, in the first quarter of 2012, the Company offered Ronald L. Chez the opportunity to exchange the common shares plus warrants received from the November 16, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011.

On May 15, 2012, Ronald L. Chez exchanged 445,299 common shares for 527,856 shares of Series E Convertible Preferred Stock and 263,928 warrants. For the six months ended June 30, 2012, a loss of approximately $169,000 was recorded on the transaction based on a reacquisition price of approximately $512,000 and fair value of the equity exchanged of approximately $343,000.

 Series E Convertible Preferred Stock

All members of the Company’s Board of Directors were investors in the Series E Convertible Preferred Stock transaction effected on December 30, 2011 and July 27, 2012. See Notes 4 and 12 for further details.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its Capital Market Advisory Services (CMAG) in assisting its clients to obtain listing on OTCQX, a tier of Pink Sheets. On January 1, 2012 the Company changed Riverbank’s name to Financial Entrepreneurial Services (FES).

Effective January 1, 2012, the Company’s business results are categorized into three operating segments: MC, FES and CMAG. The Company's reportable segments are strategic business units that offer products and services which are compatible with its core business strategy. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The FES segment includes capital raising services through a network of independent investment bankers and CMAG includes assisting corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate the access to institutional capital markets.

The Company evaluates segment results based on revenue and segment income. There are no revenue-generating activities between segments. Segment asset disclosures are not provided as no significant assets are separately determinable for FES or CMAG. Revenue and expenses directly associated with each segment are included in determining segment income, which is also the internal performance measure used by management to assess the performance of each business in a given period.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues
MC	$2,036,168	$3,653,883	$6,347,794	$11,564,898
FES	307,167	1,630,464	891,636	3,176,681
CMAG	337,055	125,239	717,580	192,374
Total segment revenues	2,680,390	5,409,586	7,957,010	14,933,953
Consolidation items and elimination	1,938	(8,854)	27,835	(7,132)
Consolidated revenues	$2,682,328	$5,400,732	$7,984,845	$14,926,821

Segment loss
MC	$(1,834,379)	$(2,714,293)	$(3,551,973)	$(2,364,697)
FES	32,019	18,330	86,809	91,565
CMAG	125,036	(51,142)	306,995	(37,906)
Total segment loss	(1,677,324)	(2,747,105)	(3,158,169)	(2,311,038)
Consolidation items and elimination	(997,897)	(333,333)	(1,268,305)	(268,436)
Consolidated net loss before income taxes	$(2,675,221)	$(3,080,438)	$(4,426,474)	$(2,579,474)

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Subsequent Events

On July 30, 2012 the Company issued 515,200 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 257,600 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. The total proceeds of approximately $325,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance. The investors were members of the Company’s Board of Directors.

On July 30, 2012, the Company made a capital contribution of approximately $325,000 to MC.

On August 7, 2012, the Company granted 120,000 and 240,000 options to each of the outside members and Co-Chairman of the Board of Directors, respectively, under the 2012 Stock Incentive Plan.

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

We are headquartered in San Francisco, with an additional office in New York, NY. As of June 30, 2012, we had 35 employees.

Executive Summary

Our total revenues were approximately $2,682,000 for the three months ended June 30, 2012 representing a 50% decrease over the same period in 2011. The decrease was primarily due to the Company’s reorganizing and repositioning of its business segments, including the discontinuance of certain non-profitable businesses and reduction in force. Our commission revenues for the same period decreased 49% year-over-year due to fewer sales producers in 2012. While investment banking revenue decreased 44% year over year due to fewer banking transactions being closed as a result of the Company having fewer bankers, we were able to exceed our budget with a smaller team of professionals. Principal transactions decreased 31% from the same period in 2011 primarily due to market volatility. Due to the Company’s repositioning its business model to focus on capital markets advisory and platform revenue model, we saw a 145% increase in revenue in those areas. For the three months ended June 30, 2012, net loss from operations was approximately $2,675,000 or $0.48 per share. Net loss from operations for the three months ended June 30, 2012 included stock based compensation expense of approximately $160,000 and a loss of approximately $904,000 on equity exchange. For the three months ended June 30, 2011, net loss from operations was approximately $3,026,000 or $1.23 per share.

Business Environment

U.S. equities declined in Q2 after a strong first quarter with the S&P 500 dropping 2.8% and the Russell down 3.5%. For the full year these indices are still up 9.5% and 8.5% respectively. There was a high degree of volatility within the quarter as news from the Eurozone dominated sentiment and once again slowed daily trading volumes across the major exchanges. Government bond yields in peripheral countries rose, and Spain’s leader asked for a bailout for its banking sector. The economic picture in the U.S. continued to be unclear, as rising fear of the “fiscal cliff” and indecision out of the most unpopular Congress in history disgusted investors. The Fed announced continuation of operation Twist, the program designed to lower long term rates and reduce borrowing costs through the end of the year but disappointed investors by not initiating a more aggressive program. The economy was a renewed area of concern after signs of strength earlier in the year, with three straight months of disappointing job gains and increases of unemployment. Inflation remains low, however, despite drought conditions in the Midwest, giving the Fed room to maneuver if the employment picture continues to flat line.

The long awaited Facebook IPO was a disaster, further suppressing investor sentiment and speeding the exodus of retail investors from equities. Extremely negative sentiment figures and very anemic trading volume paint a contrarian picture of a market poised to move higher, but a firming in employment, rationality from Washington and a clearing of the Eurozone issues are all needed to move equities out of the current trading range. Very low trading volumes continue to impact the brokerage sector, with 2Q volumes on the NASDAQ dropping 11.9% after posting declines of 14.5% in the first quarter. NYX volumes mirrored the NASDAQ, with 2Q down 12% after being down a stunning 23% in Q1. Investors continue to flow cash away from any equity oriented assets, with the exception of blue chip, dividend paying stocks.

Overall, most large-cap sectors declined in the second quarter, with economically sensitive sectors underperforming noncyclical segments. Based on total return data from S&P, the financial sector fared worst amid credit rating agency downgrades of major U.S. and European banks, financial market weakness, and concerns that global economic growth was faltering. Information technology stocks also performed poorly. Energy, materials, and industrials and business services fell to a lesser extent but still underperformed the broad market. Telecommunications services, utilities stocks and high dividend payers produced solid returns, while the consumer staples and health care sectors also recorded slight gains.

Going forward, the areas of greatest impact to the Company relate to the dramatic decrease in stock trading volume over the past four years and the particularly sharp declines over the past six months, with the average number of trades across all exchanges at nearly half that of the 2008 peak. Typically, a gradual economic recovery has eventually led to increased volumes, but the high degree of investor skepticism signaled by the equity mutual fund outflows may be capping both retail activity and pension fund investors. These signs of the negative sentiment appear to be providing an underpinning to the market, but it remains to be seen if strong performance will eventually bring volumes back.

Liquidity and Capital Resources

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2012, MC had regulatory net capital, as defined, of approximately $477,000, which exceeded the amount required by approximately $201,000.

As of June 30, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $681,000 and marketable securities of approximately $2,302,000, totaling approximately $2,983,000. For the six months ended June 30, 2012, the Company had negative cash flows from operations of approximately $3,248,000. The Company incurred substantial loss during the first six months of 2012, having net loss of approximately $4,426,000. As of June 30, 2012, the Company had an accumulated deficit of approximately $142,474,000.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. As of June 30, 2012, the Company had 35 full time employees.

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

While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least June 30, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues
Commissions	$1,561,771	$3,055,582	$2,899,495	$6,987,365
Principal transactions	(934,724)	(710,929)	16,898	492,983
Investment banking	1,601,688	2,870,897	4,222,869	7,150,633
Advisory and other	453,594	185,182	845,583	295,840

Total revenues	2,682,329	5,400,732	7,984,845	14,926,821

Operating expenses
Compensation and benefits	2,495,103	5,433,330	5,504,183	11,384,398
Stock-based compensation	159,551	268,553	1,876,709	538,505
Brokerage and clearing fees	122,316	333,196	280,583	760,946
Professional services	182,803	337,045	454,386	763,376
Occupancy and equipment	393,632	469,647	887,077	923,720
Communications and technology	257,425	529,419	574,394	1,008,469
Depreciation and amortization	5,657	30,007	10,940	96,405
Travel and entertainment	126,709	235,123	202,252	546,617
Legal services and litigation settlement expense	125,860	276,734	335,784	445,360
Cost of underwriting capital	35,600	-	152,600	97,625
Other	475,921	423,626	891,505	796,063

Total operating expenses	4,380,577	8,336,680	11,170,413	17,361,484

Operating loss	(1,698,248)	(2,935,948)	(3,185,568)	(2,434,663)

Other income	-	11,601	15,000	11,601
Interest income	3,745	2,558	4,978	3,939
Interest expense	(48,556)	(113,321)	(117,819)	(164,792)
Amortization of debt discount	(28,609)	(45,328)	(56,736)	4,441
Loss on equity exchange	(903,553)	-	(1,086,329)	-

Net loss before income taxes	(2,675,221)	(3,080,438)	(4,426,474)	(2,579,474)
Income tax benefit (expense)	-	54,854	-	(3,344)

Net loss	(2,675,221)	(3,025,584)	(4,426,474)	(2,582,818)
Preferred stock cash dividend	-	(137,708)	-	(277,779)

Net loss attributable to common shareholders	$(2,675,221)	$(3,163,292)	$(4,426,474)	$(2,860,597)

 Total revenues during the second quarter of 2012 decreased by approximately $2,718,000, or 50% compared to the same period in 2011. The decrease consisted of approximately $1,494,000 in lower commissions, $224,000 in lower principal transactions, and $1,269,000 in lower investment banking revenues. However, other revenues increased by 145% or approximately $268,000 mostly due to the expansion of our CMAG services as we sponsored more companies in the OTCQX Markets.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Capital raising	$1,595,688	$2,410,231	$3,103,269	$5,512,012
Financial advisory	6,000	460,666	1,119,600	1,638,621

Total investment banking revenue	$1,601,688	$2,870,897	$4,222,869	$7,150,633

Transaction Volumes:
Public offerings:
Capital underwritten participations	$21,200,005	$153,563,946	$45,800,005	$305,563,946
Number of transactions	2	3	4	7
Private placements:
Capital raised	$56,000,000	$384,726,068	$183,210,500	$643,669,923
Number of transactions	4	6	6	10
Financial advisory:
Transaction amounts	$-	$-	$125,000,000	$59,000,000
Number of transactions	-	-	6	2

Investment banking revenue was approximately $1,602,000 or 60% of total revenues during the second quarter of 2012, representing a 44% decrease from the same quarter in 2011 primarily due to fewer banking transactions being closed as a result of the Company having fewer bankers in 2012. Of the $1,602,000 investment banking revenue, approximately $308,000 was generated by FES during the second quarter of 2012.

During the three months ended June 30, 2012 and 2011, there was one investment banking client that accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Commissions:
Institutional equities	$1,561,771	$3,055,582	$2,899,495	$6,987,365

Total commission revenue	$1,561,771	$3,055,582	$2,899,495	$6,987,365

Principal transactions:
Customer principal transactions, proprietary trading and market making	$(343,289)	$39,004	$(140,171)	$264,435
Investment portfolio	(591,435)	(749,933)	157,069	228,548

Total principal transaction revenue	$(934,724)	$(710,929)	$16,898	$492,983

Transaction Volumes:
Number of shares traded	89,438,110	109,359,994	200,985,601	282,727,225

Commission revenue was approximately $1,562,000 or 58% of total revenue during the second quarter of 2012, representing a $1,494,000 or 49% decrease from the same period in 2011. The decrease was primarily due to lower trading volume as a result of the Company having fewer sales producers in 2012, as well as the dramatic overall decline in equity trading volumes in the U.S.

Principal transaction revenue consists of four different activities – customer principal trades, market making, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market values. Returns from market making activities tend to be more volatile than acting as agent or principal for customers. For the three months ended June 30, 2012, principal transaction losses were approximately $935,000, consisting of a net loss from customer principal transactions and proprietary trading and market making of approximately $343,000, and a net loss on our investment portfolios of approximately $592,000. For the same period in 2011, principal transaction losses were approximately $711,000, consisting of a net gain from customer principal transactions, trading and market making of approximately $39,000, and a net loss on our investment portfolios of approximately $750,000.

During the second quarter of 2012, there was one brokerage customer that accounted for more than 10% of our total revenue and there were two in the second quarter of 2011.

Compensation and Benefit Expenses

Compensation and benefit expenses represent the largest component of our operating expenses and includes incentive compensation paid to sales, trading, research and investment banking professionals, as well as discretionary bonuses, salaries and wages, and stock-based compensation. Incentive compensation varies primarily based on revenue production. Discretionary bonuses paid to investment bankers and research analysts vary with revenue production, but also include other qualitative factors and are determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount..

The following table sets forth the major components of our compensation and benefits for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Incentive compensation and discretionary bonuses	$1,605,812	$3,387,055	$3,572,008	$7,147,133
Salaries and wages	714,528	1,673,135	1,442,264	3,387,235
Payroll taxes, benefits and other	174,763	373,140	489,911	850,030

Total compensation and benefits	$2,495,103	$5,433,330	$5,504,183	$11,384,398

Cash compensation and benefits as a percentage of core business revenue	69%	89%	69%	79%

Total compensation and benefits were approximately $2,495,000 and $5,433,000 for the three months ended June 30, 2012 and 2011, respectively, or a decrease of approximately $2,938,000 or 54%. The decrease was primarily due to lower headcount going from 77 at the beginning of 2011 to 35 as of June 30, 2012. During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs.

Of the total compensation and benefits for the three months ended June 30, 2012, $276,000 was for FES personnel.

Stock-based compensation expense for the three months ended June 30, 2012 decreased $109,000 or 41% from the same period in 2011. The decrease was primarily due to forfeiture and cancellations of certain options that took place in the first quarter of 2012, and due to the lower fair value of the equity grants made during the quarter.

There were four sales professionals who accounted for more than 10% of total revenues during the three months ended June 30, 2012 and two in the same period of 2011.

Other Operating Expenses

 Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which engages a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. Brokerage and clearing fees decreased approximately $211,000 or 63% compared to the same period in 2011 due to decrease in trading volume.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs.

Depreciation and amortization expense relate to the depreciation of our furniture, fixtures, computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of approximately $24,000, or 81% in the second quarter of 2012 over the same period in 2011 resulted from minimal fixed asset additions and the full depreciation of certain assets, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by investment bankers, travel costs for research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors.  The decrease of approximately $108,000, or 46% on a year over year basis is due to lower headcount, fewer deals closed as well as continued cost reduction measures.

Legal service expenses were incurred during the normal course of our business and relate to ongoing litigations.  The decrease of approximately $151,000 or 55% was due to the fact one legal settlement final payment was made in 2011.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital in order to enable it to underwrite banking deals. During the three months ended June 30, 2012 costs of underwriting capital were approximately $36,000. No costs of underwriting capital were incurred during the same period in 2011.

Other operating expenses include provision for uncollectible accounts receivable, professional liability and property insurance, recruiting fees, regulatory fees and assessment, and other miscellaneous expenses. The increase of approximately $52,000 or 12% on a year over year basis consists of an increase in provision for uncollectible accounts receivable of approximately $199,000, offset by (i) approximately $76,000 decrease in insurance premiums due to lower coverage, (ii) approximately $36,000 decrease in recruiting fees and (iii) approximately $26,000 decrease in regulatory fees and assessment due to lower headcounts; and (v) approximately $9,000 decrease in other miscellaneous expenses.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended June 30, 2012 and 2011. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of June 30, 2012, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Operating	Operating
	& Related Interest	Commitments	Leases	Total

2012	$76,498	$725,085	$282,600	$1,084,183
2013	1,376,547	1,460,782	400,000	3,237,329
2014	944,718	960,000	100,000	2,004,718
2015	-	960,000	-	960,000
Thereafter	-	4,624,000	-	4,624,000

Total commitments	$2,397,763	$8,729,867	$782,600	$11,910,230
Interest	(477,763)	-	-	(477,763)

Net commitments	$1,920,000	$8,729,867	$782,600	$11,432,467

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

Option Forfeiture/Cancellation

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of June 30, 2012 and 2011 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and based on that evaluation, they concluded that such internal controls and procedures were not effective. The material weakness identified related to deficiencies in the accounting research and reporting functions and the closing and reporting process resulting in improper applications of U.S. GAAP to certain equity and debt transactions and the improper valuation of securities.

Planned Remediation Efforts to Address Material Weakness –Management has determined that its processes and procedures over the accounting research, accounting close and reporting processes were not adequate due to unexpected personnel turnover in the finance department. As a result the Company has brought in a senior financial person and plans to hire additional qualified personnel to remediate the material weakness discussed above.

Management is committed to improving the Company’s internal control over financial reporting processes and will meet frequently with the Audit Committee to monitor and report on the ongoing effectiveness of such remediation activities and controls. The Company expects to complete the required remediation during 2012.

Changes in internal controls

Except as otherwise discussed above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The majority of these lawsuits have been settled or dismissed. The remaining lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing has been set for August 2012. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2012.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company’s broker dealer subsidiary, Merriman Capital, Inc. did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2012.

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

We may not be able to continue operating our business

The Company incurred significant losses in the six months ended June 30, 2012 and the year ended December 31, 2011. Even if we are successful in executing our plans, we may not be able to continue sustaining such losses. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

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

The Company recorded net losses of approximately $4,426,000 for the six months ended June 30, 2012 and $8,385,000 for the year ended December 31, 2011. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

During 2011, the Company significantly reduced the scale of its operations and is executing a new business model. The Company had 77 and 35 employees at January 1, 2011 and June 30, 2012, respectively. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

The Company is executing a business plan focusing on its strengths in sponsoring corporate issuers to be listed on the OTCQX market, and on executing securities transactions for institutional investors. There is a risk that the Company may not be able to execute the business plan successfully due to various constraints, including those related to the current capital markets and the lack of adequate financial resources to transition the Company into the new business model.

Possible need for additional capital

As of June 30, 2012, the Company had approximately $4.7 million in current assets, $2.3 million in current liabilities and $1.2 million of equity. Additionally, its broker-dealer subsidiary, MC, is required to maintain a minimum level of net capital in order to conduct its business. MC’s excess net capital as of June 30, 2012 was approximately $201,000. Given the Company’s history of losses, the market volatility and uncertain business environment, there can be no assurance that the Company will have sufficient capital to achieve its intended business objectives.

ITEM 6. Exhibits

3.8	Certificate of Amendment of Certificate of Designation implementing changes to dividend and anti-dilution provisions of Series D Preferred Stock, effective November 8, 2011. (Incorporated by reference to the Registrant’s Report on Form 10-Q for period ended September 30, 2011 filed November 14, 2011.)

3.9	Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.10	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.11	Certificate of Amendment of Certificate of Designation (incorporated by reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K filed on May 18, 2012).

3.12	Certificate of Amendment of Certificate of Designation (incorporated by reference to Exhibit 3.12 of the Company’s Current Report on Form 8-K filed on May 18, 2012).

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.49	Form of Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.50	Form of Chez Secured Promissory Note dated April 7, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.51	Form of Warrant dated April 7, 2011 issued to investors who are not officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.52	Form of Insider Warrant dated April 7, 2011, issued to investors who are officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-13-11.)

10.53	Form of Secured Promissory Note dated April 21, 2011. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

10.54	Form of Warrant dated April 21, 2011 issued to investors who are not officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

10.55	Form of Insider Warrant dated April 21, 2011, issued to investors who are officers, directors, consultants or employees of the Company. (Incorporated by reference to the Registrant’s Current Report on 8-K filed 4-27-11.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMAN HOLDINGS, INC.

August 14, 2012	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

August 14, 2012	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

