Form 10-Q
period 2012-09-30
Merriman Holdings, Inc
filed 2012-11-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares of Registrant’s common stock outstanding as of November 8, 2012 was 4,346,770.

Merriman Holdings, Inc.

Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations For the Three Months and Nine Months Ended September 30, 2012 and 2011	3
Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011	4

Condensed Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2012

Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011

5-6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4. Controls and Procedures	43

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	44
ITEM 1A. Risk Factors	45
ITEM 6. Exhibits	47
Signatures	48
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues
Commissions	$1,716,268	$3,834,121	$4,615,763	$10,821,486
Principal transactions	(294,326)	(910,382)	(277,428)	(417,399)
Investment banking	468,010	900,879	4,690,879	8,051,512
Advisory and other	569,555	261,920	1,415,138	557,759

Total revenues	2,459,507	4,086,538	10,444,352	19,013,358

Operating expenses
Compensation and benefits	2,108,096	3,169,959	7,612,279	14,554,357
Stock-based compensation	171,604	59,646	2,048,313	598,151
Brokerage and clearing fees	158,199	326,236	438,782	1,087,182
Professional services	80,726	363,816	535,112	1,127,193
Occupancy and equipment	420,746	483,834	1,307,823	1,407,554
Communications and technology	240,808	491,197	815,202	1,499,666
Depreciation and amortization	5,590	20,755	16,530	117,160
Travel and entertainment	104,304	200,411	306,556	747,028
Legal services and litigation settlement expense	159,544	104,322	495,329	549,681
Cost of underwriting capital	-	-	152,600	97,625
Other	9,971	549,988	901,475	1,346,051

Total operating expenses	3,459,588	5,770,164	14,630,001	23,131,648

Operating loss	(1,000,081)	(1,683,626)	(4,185,649)	(4,118,290)

Other income	-	15,000	15,000	26,601
Interest income	-	-	1,763	3,938
Interest expense	(64,513)	(121,574)	(179,116)	(286,364)
Amortization of debt discount	(30,290)	(49,563)	(87,027)	(45,122)
Loss on equity exchange	-	-	(1,086,329)	-

Net loss before income taxes	(1,094,884)	(1,839,763)	(5,521,358)	(4,419,237)

Income tax benefit (expense)	-	(2,763)	-	(6,107)

Net loss	$(1,094,884)	$(1,842,526)	$(5,521,358)	$(4,425,344)
Preferred stock cash dividend	-	(129,433)	-	(407,212)

Net loss attributable to common shareholders	$(1,094,884)	$(1,971,959)	$(5,521,358)	$(4,832,556)

Basic and diluted net loss per share

Net loss	$(0.25)	$(0.69)	$(1.01)	$(1.78)

Net loss attributable to common shareholders	$(0.25)	$(0.74)	$(1.01)	$(1.94)

Weighted average number of common shares
Basic and diluted	4,307,809	2,652,285	5,459,375	2,485,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$1,702,733	$4,003,512
Securities owned
Marketable, at fair value	843,744	2,136,352
Not readily marketable, at estimated fair value	652,617	347,218
Restricted cash	680,028	680,028
Due from clearing broker	49,050	124,805
Accounts receivable, net	369,620	359,900
Prepaid expenses and other assets	487,449	506,708
Equipment and fixtures, net	21,904	30,537

Total assets	$4,807,145	$8,189,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$332,359	$246,040
Commissions and bonus payable	436,653	986,722
Accrued expenses and other	546,427	1,757,342
Deferred rent	372,917	236,996
Deferred revenue	175,830	688,074
Notes payable, net of debt discount	892,591	679,454
Notes payable to related parties, net of debt discount	1,352,863	1,006,765

Total liabilities	4,109,640	5,601,393

Shareholders’ equity
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of September 30, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2012 and December 31, 2011; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 18,632,974 and 19,563,206 shares outstanding as of September 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $8,372,727 prior to conversion, and pari passu with common stock on conversion	1,864	1,957
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 and 2,531,744 shares issued and 6,825,433 and 2,531,744 shares outstanding as of September 30, 2012 and December 31, 2011, respectively; aggregate liquidation preference of $4,418,735 prior to conversion, and pari passu with common stock on conversion	682	253
Common stock, $0.0001 par value; 300,000,000 shares authorized; 4,346,770 and 6,183,815 shares issued and 4,317,334 and 6,154,379 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	435	619
Additional paid-in capital	144,488,999	140,857,954
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(143,568,862)	(138,047,503)

Total shareholders’ equity	697,505	2,587,667

Total liabilities and shareholders’ equity	$4,807,145	$8,189,060

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

							Additional
	Convertible Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2012	22,094,950	$2,210	6,183,815	$619	(29,436)	$(225,613)	$140,857,955	$(138,047,504)	$2,587,667

Net loss	-	-	-	-	-	-	-	(5,521,358)	(5,521,358)
Conversion of Series D convertible preferred stock to common stock	(930,232)	(93)	317,460	32	-	-	61	-	-
Issuance of Series E convertible preferred stock	729,483	73	-	-	-	-	459,503	-	459,576
Issuance of restricted common stock	-	-	852,259	85	-	-	461,659	-	461,744
Issuance of warrants in connection with debt	-	-	-	-	-	-	77,792	-	77,792
Option forfeiture	-	-	-	-	-	-	1,074,943	-	1,074,943
Equity exchange	3,564,206	356	(3,006,764)	(301)	-	-	1,086,274	-	1,086,329
Preferred stock dividend	-	-	-	-	-	-	(42,061)	-	(42,061)
Stock-based compensation	-	-	-	-	-	-	512,873	-	512,873

Balance at September 30, 2012	25,458,407	$2,546	4,346,770	$435	(29,436)	$(225,613)	$144,488,999	$(143,568,862)	$697,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(5,521,358)	$(4,425,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,530	117,160
Stock-based compensation	2,049,560	598,151
Loss on sale of accounts receivable	7,000	-
Loss on disposal of equipment and fixtures	-	13,359
Loss on equity exchange	1,086,329	-
Amortization of debt issuance costs	87,027	45,122
Provision for uncollectible accounts receivable	245,275	65,024
Securities received for services	(290,767)	(291,345)
Unrealized loss on securities owned	564,291	1,789,778
Changes in operating assets and liabilities:
Securities owned	713,684	359,282
Restricted cash	-	284,972
Due from clearing broker	75,756	(159,099)
Accounts receivable	(120,510)	1,133,886
Prepaid expenses and other assets	(447,227)	(361,968)
Accounts payable	86,318	(150,652)
Commissions and bonus payable	(652,116)	(2,106,137)
Accrued expenses and other	(1,485,189)	(479,678)

Net cash used in operating activities	(3,585,397)	(3,567,489)

Cash flows from investing activities:
Sale of note receivable	125,000	-
Sale of accounts receivable	500,000	-
Purchase of equipment and fixtures	(7,897)	(42,916)
Proceeds from sale of equipment and fixtures	-	10,000

Net cash provided by (used in) investing activities	617,103	(32,916)

Cash flows from financing activities:
Issuance of note receivable	(125,000)	-
Proceeds from issuance of debt	375,000	3,100,000
Proceeds from issuance of temporary subordinated debt	4,100,000	2,800,000
Repayment of temporary subordinated debt	(4,100,000)	(3,130,000)
Proceeds from issuance of preferred stock	459,576	-
Payment of preferred stock dividend	(42,061)	(412,576)
Debt service principal payments	-	(120,453)

Net cash provided by financing activities	667,515	2,236,971

Decrease in cash and cash equivalents	(2,300,779)	(1,363,434)

Cash and cash equivalents at beginning of the period	4,003,512	4,898,093

Cash and cash equivalents at end of the period	$1,702,733	$3,534,659

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$268,852	$266,235
Income taxes	$-	$10,290

Non-cash investing and financing activities:
Warrants issued in connection with debt	$77,792	$419,637
Cancellation of stock issued in connection with debt	$-	$105,759

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

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the interim statements of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2011.

Under Accounting Standards Codification (ASC) Topic 855 – Subsequent Events, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued. (See Note 12)

Going Concern/Liquidity

As of September 30, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $1,703,000 and marketable securities of approximately $844,000, totaling approximately $2,547,000. For the nine months ended September 30, 2012, the Company had negative cash flows from operations of approximately $3,585,000. The Company incurred substantial loss during the first nine months of 2012, having a net loss of approximately $5,521,000. As of September 30, 2012, the Company had an accumulated deficit of approximately $143,569,000. These facts raise substantial doubt as to our ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending.  The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs.  Prior to the cost cutting measures, we had 61 and employees and as of September 30, 2012, the Company had 29 full time employees.  Additionally, in the fourth quarter of 2011, the Company shifted its strategic focus away from the traditional broker dealer model of research and institutional sales toward a capital markets advisory and platform revenue model. This represents a more scalable, predictable and profitable model in today’s environment. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin.

For the nine months ended September 30, 2012 and on December 30, 2011, the Company issued 729,483 and 2,531,744 shares of Series E Convertible Preferred Stock for proceeds of $459,576 and $1,595,000, respectively.

Management’s plan to alleviate the going concern uncertainty includes, but is not limited to, the issuance of equity and debt instruments for working capital. The Company’s continued existence is also dependent upon its ability to increase revenues generated from operations which will enable the Company to achieve a profitable level of operations.

While the Company believes its current funds and cash generated from operations will be sufficient to enable it to meet its planned expenditures through at least March 31, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures and or raise funds. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.  The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to or at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities and/or contemplate the sale of its assets if necessary.

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

Reclassifications

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the presentation of the current year’s condensed consolidated financial statements. There were no changes to prior year’s reported earnings.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on observed closing stock price at the measurement date. As of September 30, 2012, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $677,000.

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

As of September 30, 2012, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $254,000.

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

As of September 30, 2012, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $551,000.

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

The fair value of the UPO is determined using the Black-Scholes model or similar technique, applied in two stages. The first stage is to determine the value of the warrants contained within the “bundle” which is then added to the fair value of the stock within the bundle. Once the fair value of the underlying “bundle” is established, the Black-Scholes model is used again to estimate a value for the UPO. The fair value of the “bundle” as estimated by Black-Scholes in the first stage is used instead of the price of the underlying stock as one of the inputs in the second stage of the Black-Scholes. Valuation inputs used in the Black-Scholes model include observable inputs such as interest rate; stock expected term and market price of the underlying stock, in addition to unobservable inputs such as stock volatility. Generally, a change in stock volatility results in a directionally similar change in fair value. The use of the valuation techniques requires significant management assumptions and therefore UPOs are classified as Level 3 securities.

As of September 30, 2012, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $13,000.

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

As of September 30, 2012, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition was deemed de minimis.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option pricing model	Stock volatility	150%	150%

Stock warrants	Black-Scholes option pricing model	Stock volatility	22 - 296%	137%

Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	156%	156%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$677,143	$-	$254,437	$931,580
Stock warrants	-	-	551,416	551,416
Underwriters' purchase option	-	-	13,302	13,302
Preferred stock	-	-	63	63

Total securities owned	$677,143	$-	$819,218	$1,496,361

Liabilities:
Securities sold, not yet purchased	$2,871	$-	$-	$2,871

Total fair value liabilities	$2,871	$-	$-	$2,871

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

2. Fair Value of Assets and Liabilities — continued

The following summarizes the change in carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2012:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2011	$907,495	$683,211	$5,972	$395	$1,597,073
Purchases or receipt (a)	22,066	288,153	-	-	310,219
Sales or exercises	(801,997)	(328)	-	(83)	(802,408)
Gains (losses):
Realized	290,393	-	-	-	290,393
Unrealized	(163,520)	(419,620)	7,330	(249)	(576,059)
Balance at September 30, 2012	$254,437	$551,416	$13,302	$63	$819,218

Change in unrealized gains (losses) relating to instruments still held at September 30, 2012	$17,480	$(419,620)	$7,330	$(249)	$(395,059)

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no significant transfers between our Level 1 and Level 2 classified instruments during the nine months ended September 30, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt

Notes Payable comprise of the following:

		Notes Payable	Notes Payable Related Party	Total
(a)	Subordinated notes payable	$50,000	$950,000	$1,000,000
	Debt discount	$(3,697)	$(70,236)	$(73,933)
		$46,303	$879,764	$926,067

(c)	Secured promissory notes	$920,000	$550,000	$1,470,000
	Debt discount	$(73,712)	$(76,901)	$(150,613)
		$846,288	$473,099	$1,319,387

	Total	$892,591	$1,352,863	$2,245,454

a.	Subordinated Notes Payable

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

As of September 30, 2012, $880,000 of the Subordinated Notes, net of approximately $70,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $46,000, net of approximately $4,000 discount, are included in notes payable in the Company’s condensed consolidated statements of financial condition.

The discount on the note is amortized over the term of the loan using the effective interest method. For the three and nine months ended September 30, 2012, the Company incurred approximately $36,000 and $104,000 in interest on the Subordinated Notes, respectively. As of September 30, 2012, total interest in the amount of approximately $168,000 remains outstanding and is included in accrued expenses and other in the condensed consolidated statements of financial condition.

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

On January 31, 2011, the Company amended its Unsecured Promissory Notes to extend their maturity dates from January 31, 2011 to December 31, 2011. The interest rate from the amendment date to the maturity date was increased to 13%. Furthermore, the additional common stock consideration was cancelled and returned to the Company; as such $65,000 of previously amortized discount on debt was reversed.

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

On March 29, 2012, the Unsecured Promissory Note holders exchanged 459,218 common shares and 83,496 warrants for 544,356 shares of Series E Convertible Preferred Stock and 272,178 warrants. For the nine months ended September 30, 2012, a loss of approximately $183,000 was recorded on the transaction based on a reacquisition price of approximately $473,000 and fair value of the equity exchanged of approximately $290,000.

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

On May 15, 2012, the Secured Promissory Note holders exchanged 2,102,247 common shares and 166,626 warrants for 2,491,994 shares of Series E Convertible Preferred Stock and 1,245,997 warrants. For the nine months ended September 30, 2012, a loss of approximately $735,000 was recorded on the transaction based on a reacquisition price of approximately $2,415,000 and fair value of the equity exchanged of approximately $1,680,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Issuance of Debt — continued

2012 Merriman Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer, D. Jonathan Merriman, invested $175,000 in a three year secured equity lending note (2012 Merriman Equity Lending Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the 2012 Merriman Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the 2012 Merriman Equity Lending Note.

August 2012 Chez Secured Promissory Note

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $250,000 in a three year secured promissory note (August 2012 Chez Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the August 2012 Chez Secured Promissory Note was $19,000 which was recorded as a discount on the debt and applied against the August 2012 Chez Secured Promissory Note.

September 2012 Chez Secured Promissory Note

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $125,000 in a three year secured promissory note (September 2012 Chez Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Chez Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2012 Chez Secured Promissory Note.

3. Issuance of Debt — continued

d.	2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $330,000 in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

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

On May 15, 2012, Ronald L. Chez exchanged 445,299 common shares for 527,856 shares of Series E Convertible Preferred Stock and 263,928 warrants. For the nine months ended September 30, 2012, a loss of approximately $169,000 loss was recorded on the transaction based on a reacquisition price of approximately $512,000 and fair value of the equity exchanged of approximately $343,000. As of September 30, 2012, this note was settled in full.

e.	Temporary Subordinated Loans

During the nine months ended September 30, 2012 and 2011, the Company issued loans in the form of temporary subordinated loans to supplement MC’s net capital enabling it to underwrite initial public offerings, in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Temporary subordinated loan transactions are disclosed separately in Note 10 – Related Party Transactions. All temporary subordinated loans were fully repaid as of September 30, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4.  Shareholders’ Equity

Series D Convertible Preferred Stock

For the nine months ended September 30, 2012, 930,232 shares of Series D Convertible Preferred Stock were converted to 317,460 shares of common stock.

Series E Convertible Preferred Stock

During the nine months ended September 30, 2012 and on December 30, 2011, the Company issued 729,483 and 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus 364,740 and 1,265,874 warrants, respectively, to purchase the Company’s common stock with an exercise price of $0.63 per share.

The warrants expire five years from the effective date. Total proceeds of $459,576 and $1,595,000 for the nine months ended September 30, 2012 and for December 31, 2011, respectively, were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance.

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

On March 29, 2012, the Unsecured Promissory Note holders exchanged 459,218 common shares and 83,496 warrants for 544,356 shares of Series E Convertible Preferred Stock and 272,178 warrants. For the nine months ended September 30, 2012, a loss of approximately $183,000 was recorded on the transaction based on a reacquisition price of approximately $473,000 and fair value of the equity exchanged of approximately $290,000.

On May 15, 2012, the Secured Promissory Note holders and Ronald L. Chez exchanged 2,102,247 and 445,299 common shares and 166,626 warrants for 2,491,994 and 527,856 shares of Series E Convertible Preferred Stock and 1,245,997 and 263,928 warrants, respectively. For the nine months ended September 30, 2012, losses in the amounts of approximately $735,000 and $169,000 were recorded on the transaction based on a reacquisition price of approximately $2,415,000 and $512,000 and fair value of the equity exchanged of approximately $1,680,000 and $343,000, respectively.

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

As of September 30, 2012, eight option holders consented to relinquish their rights in their 947,178 currently held options. The Company accounted for this transaction in accordance with the guidance of ASC 718-20 Compensation – Stock Compensation which states that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, approximately $1,075,000 of unamortized stock based compensation expense related to the forfeited options as of the cancellation date was expensed and included in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2012.

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

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of September 30, 2012 and December 31, 2011, there were no shares subject to repurchase.

As of September 30, 2012, there were 6,775,584 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of September 30, 2012, 2,219,127 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans. Compensation expense for stock options during the three and nine months ended September 30, 2012 was approximately $141,000 and $1,425,000, respectively. Compensation expense for stock options during the three and nine months ended September 30, 2011 was approximately $49,000 and $665,000, respectively.

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Awards may be made under the 2012 Plan for up to 4,619,669 shares of the Company’s common stock. Restricted stock and option grants were made on March 23, 2012, May 31, 2012 and August 7, 2012 under the 2012 Plan.

The following table is a summary of the Company’s stock option activity for the nine months ended September 30, 2012:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2011	929,646	$6.18
Granted	3,150,000	0.47
Exercised	-	-
Cancelled	(1,039,114)	(3.64)

Outstanding at September 30, 2012	3,040,532	$0.59

Exercisable at September 30, 2012	283,024	$1.54

Vested and expected to vest as of September 30, 2012	2,600,281

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Stock-based Compensation Expense — continued

During the nine months ended September 30, 2012, the Company granted 3,150,000 stock options. The options have a 10 year life and fair value of $1,752,000.

As of September 30, 2012, total unrecognized compensation expense related to unvested stock options was approximately $963,000. This amount is expected to be recognized as expense over a weighted-average period of 2.43 years.

The weighted average fair value of each stock option granted for the three and nine months ended September 30, 2012 was $0.40 and $0.47, respectively.  The weighted average fair value of each stock option granted for the three and nine months ended September 30, 2011 was $1.54 and $2.05, respectively. The fair value of each option award is estimated on the date of grant using the Black-Scholes stock option pricing model, with the following assumptions for the nine months ended September 30, 2012:

	Three Months	Nine Months
	Ended	Ended
	30-Sep-12	30-Sep-12

Expected Volatility	142.10%	140.31%
Average expected term (years)	10.00	4.95
Risk-free interest rate	60.00%	65.91%
Dividend yield	-	-

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

During the nine months ended September 30, 2012, the Company granted 1,102,259 shares of restricted stock with a fair value of $589,000.

Compensation expense for restricted stock during the three and nine months ended September 30, 2012 was approximately $38,000 and $625,000, respectively. Compensation expense for restricted stock during the three and nine months ended September 30, 2011 was approximately $48,000 and $61,000, respectively.

The following table is a summary of the Company's restricted stock activity for the nine months ended September 30, 2012:

		Weighted-
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value

Balance as of December 31, 2011	70,605	$2.12
Granted	1,102,259	0.53
Vested	(852,259)	(0.64)
Cancelled	-	-

Balance as of September 30, 2012	320,605	$0.59

The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and nine months ended September 30, 2012 was $0.53 per share. The weighted average fair value of the restricted stock granted under the Company's stock option plans for the three and nine months ended September 30, 2011 was $2.04 per share.

As of September 30, 2012, total unrecognized compensation expense related to restricted stock was approximately $55,000. This expense is expected to be recognized over a weighted-average period of 0.59 years.

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

On January 21, 2011, the Company entered into an amended agreement with Mr. Chez restricting the exercise of the 42,857 warrants without prior shareholders’ approval.  This amendment was intended to comply with guidance received from the NASDAQ Capital Market staff.  As the Company is no longer traded on the NASDAQ Capital Market, the shareholder approval requirement of the warrants was removed on August 7, 2012.

Non-employee directors currently receive $30,000 per year for Board services. Mr. Ronald L. Chez, as non-employee co-chairman of the Board of Directors received $40,000 and 139,535 shares of common stock with a fair value of $60,000 for his services for the period from September 1, 2011 to August 31, 2012.

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

The table below represents a list of potentially dilutive securities outstanding as of September 30, 2012 and 2011:

	September 30,
	2012	2011

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	6,358,872	2,794,743
Series E convertible preferred stock warrants	3,817,621	-
Conversion of Series E preferred stock	6,825,433	-
Stock options	3,040,532	1,271,712
Warrants issued in connection with Secured Promissory Notes	87,720	238,220
Other outstanding warrants	759,286	759,286
Common stock payable for legal settlement	-	2,374
Potentially dilutive securities oustanding	24,278,141	8,455,012

7. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2012, MC had regulatory net capital, as defined, of approximately $798,000 which exceeded the amount required by approximately $548,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

As further discussed in Note 12, during the three months ended September 30 2012, the Company made capital contributions to MC totaling approximately $485,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

8. Contingencies

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and its broker dealer subsidiary, MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company and David Scott Cacchione (Cacchione), a former retail broker of the Company. Del Biaggio and Cacchione plead guilty to securities fraud and were subsequently imprisoned.

The majority of these lawsuits have been settled or dismissed. The remaining lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. Arbitration is now scheduled for February 2013. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company’s broker dealer subsidiary, Merriman Capital, Inc. did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

Wesley Rusch

Unrelated to the Del Biaggio/ Cacchione matters, on July 6, 2012, a complaint was filed in FINRA arbitration by a former employee for employment related claims. The complaint seeks $620,000 in compensatory damages plus unspecified punitive damages. The claims were previously fully arbitrated and decided in the Company’s favor. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

For the nine months ended September 30, 2012, the Company incurred legal expenses of $495,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Related Party Transactions

Sale of Note and Trade Receivables

On September 28, 2012, the Company sold a certain note receivable with a value of $125,000 to Ronald L. Chez, its Co-Chairman of the Board of Directors for $125,000 plus all accrued but unpaid interests. Mr. Chez assumed the risk of collection with respect to the note receivable he purchased.

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

As of September 30, 2012, $880,000 of the Subordinated Notes, net of approximately $70,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $46,000, net of approximately $4,000 discount, are included in notes payable in the Company’s condensed consolidated statements of financial condition.

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

On May 15, 2012, the Secured Promissory Note holders exchanged 2,102,247 common shares and 166,626 warrants for 2,491,994 shares of Series E Convertible Preferred Stock and 1,245,997 warrants. For the nine months ended September 30, 2012, a loss of approximately $735,000 was recorded on the transaction based on a reacquisition price of approximately $2,415,000 and fair value of the equity exchanged of approximately $1,680,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Related Party Transactions – continued

2012 Merriman Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer, D. Jonathan Merriman, invested $175,000 in a three year secured equity lending note (2012 Merriman Equity Lending Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the 2012 Merriman Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the 2012 Merriman Equity Lending Note.

August 2012 Chez Secured Promissory Note

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $250,000 in a three year secured promissory note (August 2012 Chez Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the August 2012 Chez Secured Promissory Note was $19,000 which was recorded as a discount on the debt and applied against the August 2012 Chez Secured Promissory Note.

September 2012 Chez Secured Promissory Note

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors, Ronald L. Chez, invested $125,000 in a three year secured promissory note (September 2012 Chez Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of such the Company’s right, title and interest in, to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Chez Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2012 Chez Secured Promissory Note.

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

On May 15, 2012, Ronald L. Chez exchanged 445,299 common shares for 527,856 shares of Series E Convertible Preferred Stock and 263,928 warrants. For the nine months ended September 30, 2012, a loss of approximately $169,000 was recorded on the transaction based on a reacquisition price of approximately $512,000 and fair value of the equity exchanged of approximately $343,000.

 Series E Convertible Preferred Stock

All members of the Company’s Board of Directors were investors in the Series E Convertible Preferred Stock transaction effected on December 30, 2011 and July 27, 2012. See Notes 4 and 12 for further details.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its Capital Market Advisory Services (CMAG) in assisting its clients to obtain listing on OTCQX, a tier of Pink Sheets. On January 1, 2012 the Company changed Riverbank’s name to Financial Entrepreneurial Platform (FEP).

Effective January 1, 2012, the Company’s business results are categorized into three operating segments: MC, FEP and CMAG. The Company's reportable segments are strategic business units that offer products and services which are compatible with its core business strategy. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The FEP segment includes capital raising services through a network of independent investment bankers and CMAG includes assisting corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate the access to institutional capital markets.

The Company evaluates segment results based on revenue and segment income. There are no revenue-generating activities between segments. Segment asset disclosures are not provided as no significant assets are separately determinable for FEP or CMAG. Revenue and expenses directly associated with each segment are included in determining segment income, which is also the internal performance measure used by management to assess the performance of each business in a given period.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended September 30		Nine Months September 30,
	2012	2011	2012	2011

Revenues
MC	$1,706,682	$3,857,677	$8,054,476	$15,422,574
FEP	233,833	7,696	1,125,469	3,184,377
CMAG	515,972	214,601	1,233,552	406,975
Total segment revenues	2,456,487	4,079,974	10,413,497	19,013,926
Consolidation items and elimination	3,020	6,564	30,855	(568)
Consolidated revenues	$2,459,507	$4,086,538	$10,444,352	$19,013,358

Segment loss
MC	$(1,471,808)	$(1,784,538)	$(5,023,782)	$(4,149,235)
FEP	23,383	(6,945)	110,192	84,620
CMAG	437,416	95,406	744,412	57,500
Total segment loss	(1,011,009)	(1,696,077)	(4,169,178)	(4,007,115)
Consolidation items and elimination	(83,875)	(143,686)	(1,352,180)	(412,122)
Consolidated net loss before income taxes	$(1,094,884)	$(1,839,763)	$(5,521,358)	$(4,419,237)

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Revenue Concentration

The Company considers significant revenue concentration to be clients or employees who account for 10% or more of the total revenues generated by the Company during the reporting periods. During the nine months ended September 30, 2012, the Company had one employee and one client who accounted for 23% and 11% of total revenues, respectively. During the nine months ended September 30, 2011, the Company had one employee who accounted for 20% and no client who accounted for 10% or more of total revenues.

12. Subsequent Events

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C.  Plaintiff alleges violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. (of which the Company was a co-manager) and seeks class action status. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

On October 30, 2012, the Company borrowed $500,000 from Ronald L. Chez, its Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on page 45 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

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

We are headquartered in San Francisco, with an additional office in New York, NY. As of September 30, 2012, we had 29 employees.

Executive Summary

Our total revenues were approximately $2,460,000 for the three months ended September 30, 2012 representing a 40% decrease over the same period in 2011. The decrease was primarily due to the Company’s reorganizing and repositioning of its business segments, including the discontinuance of certain non-profitable businesses and reduction in force. Our commission revenues for the same period decreased 55% year-over-year due to fewer sales producers in 2012. While investment banking revenue decreased 48% year over year due to fewer banking transactions being closed as a result of the Company having fewer bankers, we were able to exceed our budget with a smaller team of professionals. Principal transactions increased 68% from the same period in 2011 primarily due to market volatility. Due to the Company’s repositioning its business model to focus on capital markets advisory and platform revenue model, we saw a 117% increase in revenue in those areas. For the three months ended September 30, 2012, net loss from operations was approximately $1,095,000 or $0.25 per share. Net loss from operations for the three months ended September 30, 2012 included stock based compensation expense of approximately $172,000. For the three months ended September 30, 2011, net loss from operations was approximately $1,843,000 or $0.69 per share.

Business Environment

Domestic equity markets during the 3rd quarter 2012 were shaped by a number of issues with the primary focus again being the ongoing European sovereign debt crisis. While this construct remains far from resolved, the markets nonetheless took considerable comfort from the European Central Bank offer of September 6th to buy the debt of troubled Eurozone nations. ECB President Draghi unveiled an open-ended plan to buy securities going out up to three years in maturity. This offer is conditioned upon the receipt of a formal application for such aid along with adoption of fiscal austerity measures.

On the domestic economic front, 2nd quarter 2012 GDP was most recently reported at +1.3% and was quite a bit lower than preliminary reports of +1.8% growth. This further represents substantial decline from 1st quarter growth reported at +2.0%. The unemployment rate, which has been trending down in recent months, was reported at 7.8% by September 2012. Employment appears to be increasing at a slow grind, and should be aided by the Fed’s aggressive actions on housing. The Fed initiated another round of quantitative easing (“QE3”), focusing on the housing sector. Unlike previous QE programs, QE3 is open-ended with no pre-determined total package size. Further, the Federal Reserve Bank is continuing its “Operation Twist” originally announced in September 2011; this program aimed squarely at the mortgage markets. While housing market activity remains at levels of roughly 1/3rd of peak activity observed in late 2005, there are good signs of a turn. Building permits were reported above 800 thousand units in July and August for the first time since August 2008. Home values, while still well below pre-crisis peaks, have been recovering a bit in most markets across the nation. Certainly this renewed activity may be attributed in some part to continued record low mortgage rates. At some point, even the banks will begin to lend to consumers again.

Energy stocks led the way in the quarter, advancing some 11%. Energy was followed by technology stocks (+7.71%); consumer discretionary issues (+7.47%); and, financials (+6.95%). The worst performing sector during the 3rd quarter were utility stocks (-0.49%), followed by industrials (+3.25%); consumer staples (+3.87%); and, materials (+4.96%). The index most relevant to our business, the Russell 2000 Growth, was up 4.8% during the quarter.

One of the areas of greatest impact to our Company relates to the dramatic decrease in stock trading volume over the past four years and the particularly sharp declines over the past six months, with the average number of trades across all exchanges at nearly half that of the 2008 peak. Typically, a gradual economic recovery has eventually led to increased volumes, but the high degree of investor skepticism signaled by the fairly consistent equity mutual fund outflows seems to capping both retail activity and pension fund investors. These signs of negative sentiment appear to be providing a positive underpinning to the overall market, but it remains to be seen if solid market performance will eventually bring volumes back. More recently, concerns over the election and the much discussed “Fiscal Cliff” have further frozen both institutional and retail investors. Many of our competitors have exited the business entirely over the past year, but this rationalization of the competitive environment has not broken the massive slowdown in either the commission business or micro cap financings.

Liquidity and Capital Resources

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2012, MC had regulatory net capital, as defined, of approximately $798,000 which exceeded the amount required by approximately $548,000.

As of September 30, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $1,703,000 and marketable securities of approximately $844,000, totaling approximately $2,547,000. For the nine months ended September 30, 2012, the Company had negative cash flows from operations of approximately $3,585,000. The Company incurred substantial loss during the first nine months of 2012, having net loss of approximately $5,521,000. As of September 30, 2012, the Company had an accumulated deficit of approximately $143,569,000. These facts raise substantial doubt as to our ability to continue as a going concern.

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. As of September 30, 2012, the Company had 29 full time employees.

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

While the Company believes its current funds will be sufficient to enable it to meet its planned expenditures through at least March 31, 2013, if anticipated operating results are not achieved, management has the intent and believes it has the ability to delay or reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Management’s plan to alleviate the going concern uncertainty include, but are not limited to, the issuance of equity and debt instruments for working capital. The Company’s continued existence is also dependent upon its ability to increase revenues generated from operations which will enable the Company to achieve a profitable level of operations and/or contemplate the sale of its assets if necessary.

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues
Commissions	$1,716,268	$3,834,121	$4,615,763	$10,821,486
Principal transactions	(294,326)	(910,382)	(277,428)	(417,399)
Investment banking	468,010	900,879	4,690,879	8,051,512
Advisory and other	569,555	261,920	1,415,138	557,759

Total revenues	2,459,507	4,086,538	10,444,352	19,013,358

Operating expenses
Compensation and benefits	2,108,096	3,169,959	7,612,279	14,554,357
Stock-based compensation	171,604	59,646	2,048,313	598,151
Brokerage and clearing fees	158,199	326,236	438,782	1,087,182
Professional services	80,726	363,816	535,112	1,127,193
Occupancy and equipment	420,746	483,834	1,307,823	1,407,554
Communications and technology	240,808	491,197	815,202	1,499,666
Depreciation and amortization	5,590	20,755	16,530	117,160
Travel and entertainment	104,304	200,411	306,556	747,028
Legal services and litigation settlement expense	159,544	104,322	495,329	549,681
Cost of underwriting capital	-	-	152,600	97,625
Other	9,971	549,988	901,475	1,346,051

Total operating expenses	3,459,588	5,770,164	14,630,001	23,131,648

Operating loss	(1,000,081)	(1,683,626)	(4,185,649)	(4,118,290)

Other income	-	15,000	15,000	26,601
Interest income	-	-	1,763	3,938
Interest expense	(64,513)	(121,574)	(179,116)	(286,364)
Amortization of debt discount	(30,290)	(49,563)	(87,027)	(45,122)
Loss on equity exchange	-	-	(1,086,329)	-

Net loss before income taxes	(1,094,884)	(1,839,763)	(5,521,358)	(4,419,237)
Income tax benefit (expense)	-	(2,763)	-	(6,107)

Net loss	(1,094,884)	(1,842,526)	(5,521,358)	(4,425,344)
Preferred stock cash dividend	-	(129,433)	-	(407,212)

Net loss attributable to common shareholders	$(1,094,884)	$(1,971,959)	$(5,521,358)	$(4,832,556)

 Total revenues during the third quarter of 2012 decreased by approximately $1,627,000, or 40% compared to the same period in 2011. The decrease consisted of approximately $2,118,000 in lower commissions and $433,000 in lower investment banking revenues, partially offset by $616,000 and $308,000 increases in principal transactions and other revenues, respectively.

The 117% increase in other revenues was primarily due to the expansion of our CMAG services as we sponsored more companies in the OTCQX Markets.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Capital raising	$336,843	$700,879	$3,440,112	$6,212,891
Financial advisory	131,167	200,000	1,250,767	1,838,621

Total investment banking revenue	$468,010	$900,879	$4,690,879	$8,051,512

Transaction Volumes
Public offerings
Capital underwritten participations	$8,550,000	$41,400,000	$54,350,005	$346,963,946
Number of transactions	1	1	5	8
Private placements
Capital raised	$89,000,000	$6,942,000	$272,210,500	$650,611,923
Number of transactions	1	1	7	11
Financial advisory
Transaction amounts	$-	$101,000,000	$125,000,000	$160,000,000
Number of transactions	1	1	7	3

Investment banking revenue was approximately $468,000 or 19% of total revenues during the third quarter of 2012, representing a 48% decrease from the same quarter in 2011 primarily due to fewer banking transactions being closed as a result of the Company having fewer bankers in 2012. Of the $468,000 investment banking revenue, approximately $234,000 was generated by FES during the third quarter of 2012.

During the three months ended September 30, 2012 and 2011, there was one investment banking client that accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Commissions
Institutional equities	$1,716,268	$3,834,121	$4,615,763	$10,821,486

Total commission revenue	$1,716,268	$3,834,121	$4,615,763	$10,821,486

Principal transactions
Customer principal transactions, proprietary trading and market making	$10,179	$23,706	$(129,993)	$288,142
Investment portfolio	(304,505)	(934,088)	(147,435)	(705,541)

Total principal transaction revenue	$(294,326)	$(910,382)	$(277,428)	$(417,399)

Transaction Volumes
Number of shares traded	93,801,235	147,998,878	294,786,836	430,726,103

Commission revenue was approximately $1,716,000 or 70% of total revenue during the third quarter of 2012, representing a $2,118,000 or 55% decrease from the same period in 2011. The decrease was primarily due to lower trading volume as a result of the Company having fewer sales producers in 2012, as well as the dramatic overall decline in equity trading volumes in the U.S.

Principal transaction revenue consists of four different activities – customer principal trades, market making, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market values. Returns from market making activities tend to be more volatile than acting as agent or principal for customers. For the three months ended September 30, 2012, principal transaction losses were approximately $294,000, primarily consisting of a $304,000 unrealized loss on our investment portfolios partially offset by a $10,000 gain from customer principal transactions and proprietary trading and market making. For the same period in 2011, principal transaction losses were approximately $910,000, primarily consisting of a $934,000 unrealized loss on our investment portfolios partially offset by a $24,000 gain from customer principal transactions and proprietary trading and market making.

During the third quarter of 2012, there was one brokerage customer that accounted for more than 10% of our total revenue and there were two in the third quarter of 2011.

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

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Incentive compensation and discretionary bonuses	$1,193,571	$1,185,304	$4,765,579	$8,332,437
Salaries and wages	710,649	1,612,601	2,152,912	4,999,836
Payroll taxes, benefits and other	203,876	372,054	693,788	1,222,084

Total compensation and benefits	$2,108,096	$3,169,959	$7,612,279	$14,554,357

Cash compensation and benefits as a percentage of core business revenue	77%	63%	71%	75%

Total compensation and benefits were approximately $2,108,000 and $3,170,000 for the three months ended September 30, 2012 and 2011, respectively, or a decrease of approximately $1,062,000 or 33%. The decrease was primarily due to lower headcount decreasing from 77 at the beginning of 2011 to 29 as of September 30, 2012. During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs.

Of the total compensation and benefits for the three months ended September 30, 2012, $210,000 was for FES personnel.

Stock-based compensation expense for the three months ended September 30, 2012 increased $112,000 or 188% from the same period in 2011. The increase was primarily due to options granted toward the end of the second quarter of 2012.

There were four sales professionals who accounted for more than 10% of total revenues during the three months ended September 30, 2012 and two in the same period of 2011.

Other Operating Expenses

 Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which engages a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. Brokerage and clearing fees decreased approximately $168,000 or 52% compared to the same period in 2011 due to decrease in trading volume.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs.

Depreciation and amortization expense relate to the depreciation of our furniture, fixtures, computer equipment and leasehold improvements. Depreciation and amortization are mostly fixed in nature.  The decrease of approximately $15,000, or 73% in the third quarter of 2012 over the same period in 2011 resulted from minimal fixed asset additions and the full depreciation of certain assets, reducing the depreciable base of assets.

Travel and business development expenses are incurred by each of our lines of business and include business development costs by investment bankers, travel costs for research analysts to visit the companies that they cover and non-deal road show expenses. Non-deal road shows represent meetings in which management teams of our corporate clients present directly to our institutional investors.  The decrease of approximately $96,000, or 48% on a year over year basis is due to lower headcount, fewer deals closed as well as continued cost reduction measures.

Legal service expenses were incurred during the normal course of our business and relate to ongoing litigations.  The increase of approximately $55,000 or 53% was due to a pending arbitration being scheduled in October 2012.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital in order to enable it to underwrite banking deals. No costs of underwriting capital were incurred during the three months ended September 30, 2012 and 2011.

Other operating expenses include other taxes, provision for uncollectible accounts receivable, professional liability and property insurance, recruiting fees, regulatory fees and assessment, and other miscellaneous expenses. The decrease of approximately $540,000 or 98% on a year over year basis was primarily due to approximately a $376,000 decrease in other taxes, a $76,000 decrease in professional liability and property insurance premiums due to lower coverage, a $34,000 decrease in provision for uncollectible accounts receivable, and a $54,000 decrease in other miscellaneous expenses.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended September 30, 2012 and 2011. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of September 30, 2012, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable & Related Interest	Office Leases	Operating Leases	Total

2012	$38,208	$425,541	$163,049	$626,798
2013	1,376,712	1,416,113	545,014	3,337,839
2014	944,718	960,000	305,012	2,209,729
2015	-	960,000	30,300	990,300
Thereafter	-	4,624,000	-	4,624,000

Total Commitments	$2,359,638	$8,385,654	$1,043,375	$11,788,666
Interest	(439,638)	-	-	(439,638)
Net Commitments	$1,920,000	$8,385,654	$1,043,375	$11,349,029

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of September 30, 2012 and 2011 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

Changes in internal controls

Except as otherwise discussed above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and its broker dealer subsidiary, MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company and David Scott Cacchione (Cacchione), a former retail broker of the Company. Del Biaggio and Cacchione plead guilty to securities fraud and were subsequently imprisoned.

The majority of these lawsuits have been settled or dismissed. The remaining lawsuits against the Company in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman.

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on behalf of MC and D. Jonathan Merriman, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. Arbitration is now scheduled for February 2013. MC believes it has meritorious defenses and intends to contest these claims vigorously. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleges that the Company’s broker dealer subsidiary, Merriman Capital, Inc. did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

Wesley Rusch

Unrelated to the Del Biaggio/ Cacchione matters, on July 6, 2012, a complaint was filed in FINRA arbitration by a former employee for employment related claims. The complaint seeks $620,000 in compensatory damages plus unspecified punitive damages. The claims were previously fully arbitrated and decided in the Company’s favor. The Company believes it has meritorious defenses and intends to contest these claims vigorously. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of September 30, 2012.

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

We may not be able to continue operating our business

The Company incurred significant losses in the nine months ended September 30, 2012 and the year ended December 31, 2011. Even if we are successful in executing our plans, we may not be able to continue sustaining such losses. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

Prior claims on assets in liquidation

There can be no assurance that there will be any proceeds available in liquidation for our preferred and common shareholders after payments to holders of our Secured and Unsecured Promissory Notes. If there are any proceeds available to shareholders in liquidation, Series D and E convertible preferred shareholders have a liquidation preference over common shareholders.

Series D and E convertible preferred shareholders are entitled to a “liquidation preference payment” of $0.43 and $0.63 per share, respectively, plus all accrued but unpaid dividends, prior and in preference to common shareholders upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company.

Common shareholders may receive nothing in liquidation or receive much less than they would if there were no Secured and Unsecured Promissory Notes, Series D and E Convertible Preferred Stock outstanding.

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

The Company recorded net losses of approximately $5,521,000 for the nine months ended September 30, 2012 and $8,385,000 for the year ended December 31, 2011. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

During 2011, the Company significantly reduced the scale of its operations and is executing a new business model. The Company had 77 and 29 employees at January 1, 2011 and September 30, 2012, respectively. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

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

Possible need for additional capital

As of September 30, 2012, the Company had approximately $4.3 million in current assets, $1.3 million in current liabilities and $0.7 million of equity. Additionally, its broker-dealer subsidiary, MC, is required to maintain a minimum level of net capital in order to conduct its business. MC’s excess net capital as of September 30, 2012 was approximately $498,000. Given the Company’s history of losses, the market volatility and uncertain business environment, there can be no assurance that the Company will have sufficient capital to achieve its intended business objectives.

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

MERRIMAN HOLDINGS, INC.

November 14, 2012	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 14, 2012	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

