Form 10-Q/A
period 2012-06-30
Merriman Holdings, Inc
filed 2012-12-13
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q / A

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

Explanatory Note

This Amended Report on Form 10-Q/A is being filed solely to update and correct dates and disclosures in Item 4 and in the exhibits filed herewith. No other changes are being made to the Form 10-Q as originally filed.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of June 30, 2012.

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

MERRIMAN HOLDINGS, INC.

December 13, 2012	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

December 13, 2012	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)