Form 10-Q/A
period 2012-09-30
Merriman Holdings, Inc
filed 2012-12-13
CIK 826683

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

Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Principal Executive Officer and Principal Financial Officer of the Company have concluded that the disclosure controls and procedures are effective as of September 30, 2012.

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