Form 10-K
period 2012-12-31
Merriman Holdings, Inc
filed 2013-04-01
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the 4,317,334 shares of common stock of the Registrant issued and outstanding as of September 28, 2012, the last business day of the registrant’s most recently completed third fiscal quarter, was $1,511,067. This amount is based on the closing price of the common stock on OTCQX of $0.35 per share on September 28, 2012.

The number of shares of Registrant’s common stock outstanding as of March 26, 2013 was 5,821,879.

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

PART I

Item 1. Business

Overview

 Merriman Holdings, Inc. and subsidiaries (the Company), is a financial services holding company that provides capital markets services, corporate services, and investment banking through its primary operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, with an additional office in New York, NY. As of December 31, 2012, we had 32 employees.

Liquidity/Going Concern

The Company incurred substantial losses in 2012 and 2011, having net losses of $6,869,000 and $7,894,000, and negative operating cash flows of $4,971,000 and $4,467,000 in 2012 and 2011, respectively. As of December 31, 2012, the Company had an accumulated deficit of $144,917,000 and a shareholders’ deficit of $466,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying audited financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Since 2011, the Company has reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. Additionally, the Company shifted its strategic focus away from the traditional broker-dealer model of research and institutional sales toward a capital market’s advisory and platform revenue model. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin.

Management’s plan to alleviate the going-concern uncertainty includes, but is not limited to, the issuance of equity and debt instruments for working capital. The Company’s continued existence is also dependent upon its ability to increase revenues generated from operations which will enable the Company to achieve a profitable level of operations.

If anticipated operating results are not achieved, management has the intent, and believes it has the ability, to further delay or reduce expenditures. In such case, the further reduction in operating expenses might need to be substantial. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to the existing terms or that additional financing will be available at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities and/or contemplate the sale of its assets if necessary.

Principal Services

Our investment banking /broker-dealer subsidiary provides four distinctive lines of business: investment banking, institutional brokerage, capital markets advisory and financial entrepreneur platform. We also provide limited research-based financial services to companies with market capitalizations up to $1 billion, which we believe is an under-served sector in the financial services industry.

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

Corporate Finance – Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings of primarily equity and convertible debt securities. Our focus is to provide fast-growing companies with necessary capital to bring them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast-growing companies, including initial public offerings, secondary offerings and private placements. Our equity capital markets team executes securities underwriting offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors who we believe will be supportive, long-term investors. Additionally, we draw upon our extensive connections throughout the financial and corporate world, expanding the available options to our corporate clients.

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

Institutional Brokerage

We provide institutional sales trading and equity execution and options execution services to institutional clients around the world. We execute securities transactions for money managers, mutual funds, hedge funds, insurance companies, and pension and profit-sharing plans. Institutional investors normally purchase and sell securities in large quantities requiring the distribution and trading expertise we provide.

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

Capital Markets Advisory Group – MC began offering services to sponsor companies on the International and Domestic OTCQX markets in 2007. In 2008, we solidified our position as the leading investment bank sponsor in this market. We enable non-U.S. and domestic companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The International and Domestic OTCQX market tiers do not require full SEC registration and are not subject to the Sarbanes Oxley Act of 2002. Listing on the market requires the sponsorship of a qualified investment bank called a Principal American Liaison (PAL) for non-U.S. companies or a Designated Advisor for Disclosure (DAD) for domestic companies. MC was the first investment bank to achieve DAD and PAL designations.  We believe that we are the leading investment bank in the number of listings of issuers on the OTCQX.

MC also offers Capital Markets Advisory Services to U.S. based companies desiring to increase the liquidity and visibility of their securities. MC believes that the market for these services is significant as it comprises the thousands of NYSE, NASDAQ, OTC and Pink Sheet companies that fall into MC’s areas of research expertise and market capitalization.

Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its capital market advisory services in assisting its clients to obtain listing on OTCQX, a tier of Pink Sheets. On January 1, 2012 the Company renamed Riverbank and OTCQX to Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG), respectively. The Company recognizes revenues earned by FEP on a gross basis in accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by FEP.

Effective January 1, 2011, the Company’s business results are categorized into three operating segments: MC, FEP and CMAG. The Company's reportable segments are strategic business units that offer products and services which are compatible with its core business strategy. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The FEP segment includes capital raising services through a network of independent investment bankers and CMAG includes assisting corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate the access to institutional capital markets.

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

“Net capital” is essentially defined as net worth (assets minus liabilities, as determined under accounting principles generally accepted in the United States (“U.S. GAAP”), plus qualifying subordinated borrowings, less the value of all of a broker-dealer’s assets that are not readily convertible into cash (such as fixed assets, prepaid expenses, and unsecured receivables), and further reduced by certain percentages (commonly called “haircuts”) of the market value of a broker-dealer’s positions in securities and other financial instruments. The amount of net capital in excess of the regulatory minimum is referred to as “excess net capital.”

The SEC’s capital rules also (i) require that the broker-dealers notify it, in writing, two business days prior to making withdrawals or other distributions of equity capital or lending money to certain related persons if those withdrawals would exceed, in any 30-day period, 30% of the broker-dealers’ excess net capital, and that they provide such notice within two business days after any such withdrawal or loan that would exceed, in any 30-day period, 20% of the broker-dealers’ excess net capital; (ii) prohibit a broker-dealer from withdrawing or otherwise distributing equity capital or making related party loans if, after such distribution or loan, the broker-dealer would have net capital of less than $300,000 or if the aggregate indebtedness of the broker-dealer’s consolidated entities would exceed 1000% of the broker-dealer’s net capital in certain other circumstances; and (iii) provide that the SEC may, by order, prohibit withdrawals of capital from a broker-dealer for a period of up to 20 business days, if the withdrawals would exceed, in any 30-day period, 30% of the broker-dealer’s excess net capital and if the SEC believes such withdrawals would be detrimental to the financial integrity of the broker-dealer or would unduly jeopardize the broker-dealer’s ability to pay its client claims or other liabilities.

Compliance with regulatory net capital requirements could limit those operations that require the intensive use of capital, such as underwriting and trading activities, and could also restrict our ability to withdraw capital from our broker-dealer, which in turn could limit our ability to pay interests and dividends, repay debt, and redeem or repurchase shares of our outstanding capital stock.

We believe that we have been in compliance with the applicable minimum net capital rules of the SEC and FINRA at all times.

The failure of a broker-dealer to maintain its minimum required net capital would require it to cease executing client transactions until it came back into compliance, and could cause it to lose its FINRA membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer’s net capital below certain “early warning levels,” even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

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

Our ability to achieve a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the successful shift from a transaction oriented business to service oriented business. It also depends on the continued development of our investment banking, securities brokerage business, continued growth in our Capital Markets Advisory Group (CMAG) and the successful launch of our Financial Entrepreneur Platform, and we may be unable to achieve profitability if we fail to do any of the following:

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

We may not be able to continue operating our business

The Company incurred significant losses in 2012 and 2011. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2012. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years. If operating conditions worsen in 2013 or if the Company receives material adverse judgments in its pending litigations, we may not have the resources to meet our financial obligations. If the Company is not able to continue in business, the entire investment of our common shareholders may be at risk, and there can be no assurance that any proceeds shareholders would receive in liquidation would be equal to their investment in the Company, or even that shareholders would receive any proceeds in consideration of their common stock.

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

Historically, the industry has been able to attract and retain investment banking, research, and sales and trading professionals in part because the business models have provided for lucrative compensation packages. Compensation and benefits are our largest expenditure and the variable compensation component, or bonus, has represented a significant proportion of this expense. The Company’s bonus compensation is discretionary. For 2012, the potential pool was determined by a number of components including revenue production, key operating milestones, and profitability. There is a potential, in order to ensure retention of key employees, that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses.

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

Finally, certain large U.S. based broker-dealer firms operate under capital requirements which are less restrictive than the regulatory capital requirements we face, which puts smaller investment banks such as our Company at a competitive disadvantage in the market place.

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

We are a small investment bank with 32 employees as of December 31, 2012 and revenues of approximately $13 million in 2012. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach, have more established relationships with clients than we have, and some operate under less restrictive capital requirements. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

The Company recorded net losses of $6,869,000 and $7,894,000 for the years ended December 31, 2012 and 2011. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

In the last 5 years, the U.S. financial markets have experienced tremendous volatility and uncertainty. Several mortgage-related financial institutions and large, reputable investment banks were not able to continue operating their businesses. In the event that the securities and financial industries face similar or greater volatility, there can be no assurance that we will be able to continue our operations.

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

The holders of the Series E Convertible Preferred Stock also have substantial voting power over the Company. Such holders are entitled to elect four of the nine authorized members of our Board of Directors. Additionally, they have certain “protective provisions,” as set forth in the Certificate of Designation, requiring us to obtain their approval before we can carry out certain actions. The holders of Series E Convertible Preferred Stock may gain additional voting power if they exercise the warrants or they acquire shares of our Common Stock in the market.

The interests of the holders of the Series E Convertible Preferred Stock might not be aligned with those of the holders of Common Stock, which could result in the Company being sold or liquidated in a transaction in which the holders of Common Stock receive little or nothing.

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

The table below represents a list of potentially dilutive securities outstanding as of March 26, 2013:

	December 31,
	2012	2011

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	5,802,126	6,358,872
Series E convertible preferred stock warrants	3,817,621	1,345,239
Conversion of Series E preferred stock	6,303,799	2,690,474
Stock options	3,005,532	929,646
Warrants issued in connection with Secured Promissory Notes	87,720	-
Other outstanding warrants	759,286	1,030,909
Potentially dilutive securities oustanding	23,164,761	15,743,817

In addition to the potentially dilutive securities listed above, the total number of common shares outstanding as of March 26, 2013 was 5,821,879.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 52% of our outstanding common stock including exercise of their options and Series D and E Preferred Stock and associated warrants. These shareholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

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

 Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2012, all of our real estate properties are leased. Our principal offices are located in San Francisco, CA and New York City, NY. We believe the facilities we are now using are adequate and suitable for business requirements.

Item 3. Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of MC, and David Scott Cacchione (Cacchione), a former retail broker of MC. Del Biaggio and Cacchione pleaded guilty to securities fraud and were subsequently imprisoned. The majority of these lawsuits have been settled or dismissed. The remaining lawsuits against the Merriman Parties in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. Arbitration was scheduled for February, 2013; however, the parties agreed to a continuance and no new date has been set as of this time. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position. No trial date has been set.

It further alleges that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

Wesley Rusch

Unrelated to the Del Biaggio/ Cacchione matters, on July 6, 2012, a complaint was filed in FINRA arbitration by a former employee for employment related claims. The complaint seeks $620,000 in compensatory damages plus unspecified punitive damages. The claims were previously fully arbitrated and decided in MC’s favor. On November 15, 2012, FINRA denied forum to Mr. Rusch and closed the case. Since the case was closed and MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

Howard v. Chanticleer Holdings, Inc. Et Al

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, Inc., certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C. Plaintiff alleges violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. and seeks class action status and unspecified damages. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

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

	High	Low

2012
Fourth Quarter	$0.54	$0.06
Third Quarter	0.62	0.32
Second Quarter	0.91	0.52
First Quarter	0.75	0.39

2011
Fourth Quarter	$1.47	$0.41
Third Quarter	2.60	1.40
Second Quarter	3.05	2.15
First Quarter	4.06	2.00

The closing sale price for the common stock on March 26, 2013 was $.20. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A – “Risk Factors.”

According to the records of our transfer agent, we had 681 shareholders of record as of December 31, 2012. Since many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2012.

			Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available
	Upon	Exercise	For Future
	Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Warrants	Warrants	Plans

Equity compensation plans approved by shareholders:
2000 Stock Option and Incentive Plan (expired 02/28/10)	11,428	$3.36	-
2001 Stock Option and Incentive Plan	-	-	-
2003 Stock Option and Incentive Plan	82,116	5.49	-
2009 Stock Incentive Plan	365,530	0.53	-
2012 Stock Option and Incentive Plan	2,790,000	0.55	2,254,127
2006 Directors’ Stock Option and Incentive Plan	14,118	3.01	-

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

Overview

Merriman Holdings, Inc. and subsidiaries (the Company), is a financial services holding company that provides capital markets services, corporate services, and investment banking through its primary operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, with an additional office in New York, NY. As of December 31, 2012, we had 32 employees.

Executive Summary

 Our total revenues in 2012 decreased 41% to approximately $12,919,000 due to a 54% and 36% decrease in our commission and investment banking revenues, respectively, partially offset by a 31% and 115% increase in our principal transaction revenue and capital markets advisory fees, respectively. Net loss for 2012 was 13% less than that of 2011. Our net cash used in operating activities increased by approximately $500,000 primarily due to a reduction in commission and bonus payables and accrued liabilities.

Commissions – Commission revenue from institutional brokerage business decreased by 54% to $6,200,000 in 2012 from $13,411,000 in 2011. The decrease was primarily because we had fewer producers in 2012. The brokerage business continues to face increasing challenges, including the proliferation of electronic communication networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals.

Principal Transactions – Principal transactions resulted in a $535,000 loss in 2012, 31% less than the $777,000 loss in 2011 mostly due to market performance. Principal transaction revenue consists of customer principal trades, profits from our market making and proprietary trading activities, and unrealized gain/(loss) on trading inventory and securities received in connection with certain investment banking transactions.

Our marketable security positions are accounted for on a trade date basis and marked to market value daily. Returns from market making and proprietary trading activities tend to be more volatile than those from customer agency and principal activities.

Investment Banking – Our investment banking revenues, including FEP’s, decreased 36% to $5,372,000 in 2012 from $8,440,000 in 2011. The decrease is comprised of a $1,385,000 or 26% decrease in investment banking revenues and a $1,683,000 or 53% decrease in FEP’s revenues. Decrease in investment banking revenues was primarily due to the decrease in number of deals closed. The number of large deals (over $250,000 in fees and excluding FEP’s) closed in 2012 was 4 versus 7 in 2011.

Other Revenues – During 2007, MC began offering services to sponsor companies on the Domestic and International OTCQX markets. This offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. MC was the first U.S. investment bank to achieve DAD and PAL designations. Revenues earned from these activities increased 115% to $1,882,000 in 2012 from $876,000 in 2011 primarily due to increase in the number of clients, 61 in 2012 versus 29 in 2011.

Employees –During 2011, our headcount was reduced in an effort to eliminate certain unprofitable revenue activities. At December 31, 2012 and 2011, the Company had 32 and 35 employees, respectively.

Business Developments – We continue to invest in business areas that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast-growing companies to institutional investors, marketing, and other business development activities. We continue to implement cost cutting measures in 2012. We expect significant improvements in our operating results to be primarily driven by increases in our various revenue sources.

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Revenues
Commissions	$6,199,912	$13,411,312
Principal transactions	(535,458)	(777,495)
Investment banking	5,372,046	8,439,569
Advisory and other	1,882,485	875,894

Total revenues	12,918,985	21,949,280

Operating expenses
Compensation and benefits	12,084,591	17,889,400
Brokerage and clearing fees	593,681	1,395,820
Professional services	599,121	1,359,004
Occupancy and equipment	1,673,686	1,912,617
Communications and technology	1,084,234	1,954,384
Depreciation and amortization	20,787	125,726
Travel and entertainment	401,860	894,959
Legal services and litigation settlement expense	427,023	710,841
Cost of underwriting capital	197,600	97,625
Other	1,261,417	1,898,884

Total operating expenses	18,344,000	28,239,260

Operating loss	(5,425,015)	(6,289,980)

Other income	15,000	51,601
Interest income	452	6,249
Interest expense	(250,646)	(378,239)
Amortization of debt discount	(122,742)	(93,269)
Loss on early extinguishment of debt	-	(1,183,917)
Loss on equity exchange	(1,086,329)	-

Net loss before income taxes	(6,869,280)	(7,887,555)
Income tax expense	-	(6,107)

Net loss	(6,869,280)	(7,893,662)
Preferred stock cash dividend	(42,061)	(491,334)

Net loss attributable to common shareholders	$(6,911,341)	$(8,384,996)

 Our total revenues in 2012 decreased 41% to approximately $12,919,000 due to a 54% and 36% decrease in our commission and investment banking revenues, respectively, partially offset by a 31% and 115% increase in our principal transaction revenue and capital markets advisory fees, respectively.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the years ended December 31:

	2012	2011
Revenue:
Capital raising	$4,082,279	$6,580,948
Financial advisory	1,289,767	1,858,621

Total investment banking revenue	$5,372,046	$8,439,569

Transaction Volumes:
Public offerings:
Capital underwritten participations	$54,350,005	$356,964,000
Number of transactions	5	9
Private placements:
Capital raised	$288,460,500	$652,300,000
Number of transactions	10	12
Financial advisory:
Transaction amounts	$125,000,000	$160,000,000
Number of transactions	7	3

Our investment banking revenues, including FEP’s, decreased 36% to $5,372,000 in 2012 from $8,440,000 in 2011. The decrease is comprised of a $1,385,000 or 26% decrease in investment banking revenues and a $1,683,000 or 53% decrease in FEP’s revenues. Decrease in investment banking revenues was primarily due to the decrease in number of deals closed and our strategic shift to having FEP become our core banking revenue. The number of large deals (over $250,000 in fees and excluding FEP’s) closed in 2012 was 4 versus 7 in 2011. As a percentage of total revenues, investment banking revenues, including FEP’s, contributed 42% in 2012 comparing to 38% in 2011.

During the years ended December 31, 2012 and 2011, no one single investment banking client accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and losses and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading operations:

	2012	2011

Commissions:
Commissions on institutional equities	$6,199,912	$13,411,312

Principal transactions:
Customer principal transactions, proprietary
trading and market making	$(171,160)	$188,559
Investment portfolio	(364,298)	(966,054)

Total principal transaction revenue	$(535,458)	$(777,495)

Transaction Volumes:
Number of shares traded	359,157,876	538,327,146

Commission revenue was approximately $6,200,000 or 48% of total revenue in 2012, representing a $7,211,000 or 54% decrease from that in 2011. The decrease was primarily due to lower trading volume as a result of the Company having fewer sales producers in 2012, as well as the dramatic overall decline in equity trading volumes in the U.S.

Principal transaction revenue consists of four different activities – customer principal trades, market making, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trade date basis and as a result, all security positions are marked to fair market values. Returns from market making activities tend to be more volatile than acting as agent or principal for customers.

For 2012, principal transaction losses were approximately $535,000, consisting of a $364,000 net loss on our investment portfolios and a $926,000 net loss in proprietary trading and market making, partially offset by a $755,000 gain from customer principal transactions. For 2011, principal transaction losses were approximately $777,000, consisting of a $966,000 net loss on our investment portfolios and a $530,000 net loss in proprietary trading and market making, partially offset by a $719,000 gain from customer principal transactions.

For the years ended December 31, 2012 and 2011, one customer accounted for more than 10% of total revenues.

 Compensation and Benefit Expenses

Compensation and benefits expenses represent the majority of our operating expenses and include commissions, base salaries, discretionary bonuses and stock-based compensation. Sales professionals are paid commissions based on their production. Incentive compensation varies primarily based on revenue production. Investment banking, research and support staff and executives are paid base salaries and may participate in the discretionary bonus plans. Discretionary bonuses paid to investment bankers and research analysts vary with revenue production, but also include other qualitative factors and are determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount.

The following table sets forth the major components of our compensation and benefits for the years ended December 31, 2012 and 2011:

	2012	2011

Incentive compensation and discretionary bonuses	$6,215,340	$9,871,572
Salaries and wages	2,739,579	5,888,225
Stock-based compensation	2,224,693	725,179
Payroll taxes, benefits and other	904,979	1,404,424

Total compensation and benefits	$12,084,591	$17,889,400

Total compensation and benefits as a percentage of revenue	94%	82%
Cash compensation and benefits as a percentage of revenue	76%	78%

Total compensation and benefits were approximately $12,084,000 and $17,889,000 for the years ended December 31, 2012 and 2011, respectively, a decrease of approximately $5,805,000 or 32%. The decrease consisted of (i) a $3,656,000 (37%) decrease in incentive compensation and discretionary bonuses directly relating to the decrease in revenue, (ii) a $3,149,000 (53%) and $499,000 (36%) decrease in salaries and wages, and payroll taxes, benefits and other, respectively, as a direct result of headcount reduction, (iii) partially offset by a $1,499,000 (207%) increase in stock-based compensation which was primarily due to option forfeiture.

Of the total compensation and benefits for the year ended December 31, 2012, $1,355,000 was for FEP personnel.

During the third quarter of 2011, the Company began the process of eliminating non-profitable revenue activities and certain discretionary spending. The Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. We continue to focus on decreasing the ratio of total cash compensation and benefits as a percentage of revenue and anticipate a lower metric in 2013.

 Incentive compensation directly correlates to commission revenue earned and discretionary bonuses primarily correlate to investment banking revenues earned. Cash compensation and benefits exclude stock-based compensation which is a non-cash expense.

In 2012, two sales professionals accounted for more than 10% of total revenues. One sales professional accounted for more than 10% of total revenue in 2011.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. Brokerage and clearing fees decreased approximately $802,000 or 57% compared to 2011 as a direct result of decreases in trading volume and commission revenue.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees. Professional services expense decreased $760,000 or 56% compared to 2011 primarily due to the fact that a number of consulting agreements expiring in 4th quarter of 2011 and 1st quarter of 2012 were not renewed.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. Occupancy and equipment expenses decreased $239,000 or 12% compared to 2011 as a result of certain subleases that took effect in 2012.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. Communications and technology expense decreased $870,000 or 45% compared to 2011 due to headcount reduction and cancellation of certain services.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. The decrease of approximately $105,000, or 83% compared to 2011 resulted from minimal fixed asset additions and the full depreciation of certain assets, reducing the depreciable base of assets.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. The decrease of approximately $493,000 or 55% on a year over year basis was due to lower headcount, fewer deals closed and continued cost reduction measures.

Legal services and litigation settlement expenses relate to our ongoing litigations. The decrease of $284,000 or 40% from prior year was mostly due to the fact that there was no settlement payment in 2012.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. Costs of underwriting capital increased $100,000 or 102% compared to 2011 due to certain temporary borrowings remain outstanding longer than anticipated.

The following expenses are included in other operating expenses for the years ended December 31, 2012 and 2011:

	2012	2011

Insurance	$504,229	$807,228
Regulatory & filing fees	220,216	320,571
Provision for uncollectible accounts receivable	337,436	53,332
Investor conference	210,317	-
Other	(10,781)	717,753

Total other operating expenses	$1,261,417	$1,898,884

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses. The decrease of approximately $637,000 or 33% on a year over year basis was due to (i) a decrease of $303,000 in insurance due to lower coverage and higher deductibles of insurance policies, (ii) a decrease of $100,000 in regulatory & filing fees due to lower number of registered employees and lower revenue resulting in lower regulatory fee assessment, (iii) an increase of $284,000 in provision for uncollectible accounts receivable due to write-off of certain banking receivables, (iv) an increase of $210,000 in investor conference due to the fact that no investor conference was held in 2011, (v) and a decrease of $728,000 in other miscellaneous expenses primarily due to reduction in recruiting and commercial rent tax expenses.

 Interest Income

Interest income represents interest earned on our cash balances maintained at financial institutions.

Amortization of Debt Discounts

 In 2011 we issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

 In November and December 2011, certain debt and related warrants were exchanged for common shares and new warrants to purchase common shares. The discounts related to the debt being exchanged were written off as part of the loss recognized as a result of the transaction.

For the year ended December 31, 2012, amortization of debt discounts for the remaining debt and related warrants was $122,742.

Income Tax Expense

Income tax expenses of $0 and $6,100 were recorded in 2012 and 2011 resulting in zero effective tax rates. The effective tax rate differs from the statutory rate primarily due to the net operating loss carry-forwards offset by a 100% valuation allowance resulting in a tax provision equal to our expected current benefit for the year.

The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") 740 - Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

Revenue Recognition

Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, underwriting fees and selling concessions. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined.

Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is recorded net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

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

To calculate stock-based compensation resulting from the issuance of options, restricted common stock, and warrants, the Company uses the Black-Scholes option pricing model which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

 Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") 740 - Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

  Liquidity/Going Concern

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for its registrants. As of December 31, 2012, MC had regulatory net capital, as defined, of $722,000, which exceeded the amount required by $472,000.

The Company incurred substantial losses in 2012 and 2011, having net losses of $6,869,000 and $7,894,000, and negative operating cash flows of $4,971,000 and $4,467,000 in 2012 and 2011, respectively. As of December 31, 2012, the Company had an accumulated deficit of $144,917,000 and a shareholders’ deficit of $466,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying audited financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Since 2011, the Company has reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. Additionally, the Company shifted its strategic focus away from the traditional broker-dealer model of research and institutional sales toward a capital market’s advisory and platform revenue model. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin.

Management’s plan to alleviate the going-concern uncertainty includes, but is not limited to, the issuance of equity and debt instruments for working capital. The Company’s continued existence is also dependent upon its ability to increase revenues generated from operations which will enable the Company to achieve a profitable level of operations.

If anticipated operating results are not achieved, management has the intent, and believes it has the ability, to further delay or reduce expenditures. In such case, the further reduction in operating expenses might need to be substantial. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to the existing terms or that additional financing will be available at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities and/or contemplate the sale of its assets if necessary.

 Commitments

The following is a table summarizing our significant commitments as of December 31, 2012, consisting of non-cancellable payments under operating agreements and leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Total

2013	$2,459,028	$1,416,113	$620,912	$4,496,053
2014	990,444	960,000	334,094	2,284,538
2015	580,167	960,000	42,418	1,582,585
2016	-	960,000	-	960,000
2017	-	1,018,667	-	1,018,667
Thereafter	-	2,645,333	-	2,645,333
Total Commitments	4,029,639	7,960,113	997,424	12,987,176
Interest	(559,639)	-	-	(559,639)
Net Commitments	$3,470,000	$7,960,113	$997,424	$12,427,537

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the two years ended December 31, 2012. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

  In December 2011, the FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Related Party Transactions

Sale of Note and Trade Receivables

On September 28, 2012, the Company sold a certain note receivable with a carrying value of $125,000 to the Co-Chairman of the Board of Directors for $125,000 plus all accrued but unpaid interests. The buyer assumed the risk of collection with respect to the note receivable he purchased.

On February 14, 2012, the Company sold certain trade receivables with a carrying value of $507,000 at a discount to the Co-Chairman of the Board of Directors for $500,000. The buyer assumed the risk of collection with respect to the receivables he purchased. The $7,000 discount was included in cost of underwriting capital in the Company’s condensed consolidated statement of operations.

Temporary Subordinated Borrowings

On October 30, 2012, the Company borrowed $500,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $45,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on December 14, 2012.

On June 13, 2012, the Company borrowed $1,600,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $36,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on June 25, 2012.

On January 27, 2012, the Company borrowed $2,500,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $110,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 17, 2012.

On January 31, 2011, the Company borrowed $2,800,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $56,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 7, 2011.

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

As of December 31, 2012, $897,000 of the Subordinated Notes, net of $53,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $47,000, net of $3,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method.

For the year ended December 31, 2012, the Company incurred $141,000 in interest on the Subordinated Notes. Total interest of $81,000 remains outstanding as of December 31, 2012 and is included in accrued expenses and other in the consolidated statements of financial condition.

2012 Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (2012 Equity Lending Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the 2012 Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the 2012 Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2012.

 August 2012 Secured Promissory Note

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors loaned $250,000 to the Company in a three year secured promissory note (August 2012 Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the August 2012 Secured Promissory Note was $19,000 which was recorded as a discount on the debt and applied against the August 2012 Secured Promissory Note.

September 2012 Secured Promissory Note

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors loaned $125,000 to the Company in a three year secured promissory note (September 2012 Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2012 Secured Promissory Note.

December 2012 Secured Promissory Note

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

On December 28, 2012, the Co-Chairman of the Board of Directors loaned $500,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors loaned $330,000 to the Company in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

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

Series E Convertible Preferred Stock

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. The total proceeds of $1,595,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance. All these Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid. The Series E convertible preferred stock is convertible into common stock at $0.63 per share.

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

Series D Convertible Preferred Stock

Three of the investors in the Series D Convertible Preferred Stock transaction joined the Company’s Board of Directors. In January 2011, two left as members of the Board of Directors. In addition, the Company’s Chief Executive Officer and former Chief Financial Officers, along with 11 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction. Finally, all five members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Board of Directors’ Compensation

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this report:

•	Report of Independent Registered Public Accounting Firms

•	Consolidated Statements of Operations

•	Consolidated Statements of Financial Condition

•	Consolidated Statements of Shareholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Merriman Holdings, Inc.

We have audited the accompanying consolidated statement of financial condition of Merriman Holdings, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merriman Holdings Inc., as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses, negative cash flows from operations and an accumulated deficit as of December 31, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Marcum LLP

Marcum LLP

New York, New York

April 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Merriman Holdings, Inc.

We have audited the accompanying consolidated statement of financial condition of Merriman Holdings, Inc. and subsidiaries (the Company) as of December 31, 2011 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California March 29, 2012

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenues
Commissions	$6,199,912	$13,411,312
Principal transactions	(535,458)	(777,495)
Investment banking	5,372,046	8,439,569
Advisory and other	1,882,485	875,894

Total revenues	12,918,985	21,949,280

Operating expenses
Compensation and benefits	12,084,591	17,889,400
Brokerage and clearing fees	593,681	1,395,820
Professional services	599,121	1,359,004
Occupancy and equipment	1,673,686	1,912,617
Communications and technology	1,084,234	1,954,384
Depreciation and amortization	20,787	125,726
Travel and entertainment	401,860	894,959
Legal services and litigation settlement expense	427,023	710,841
Cost of underwriting capital	197,600	97,625
Other	1,261,417	1,898,884

Total operating expenses	18,344,000	28,239,260

Operating loss	(5,425,015)	(6,289,980)

Other income	15,000	51,601
Interest income	452	6,249
Interest expense	(250,646)	(378,239)
Amortization of debt discount	(122,742)	(93,269)
Loss on early extinguishment of debt	-	(1,183,917)
Loss on equity exchange	(1,086,329)	-

Net loss before income taxes	(6,869,280)	(7,887,555)

Income tax expense	-	(6,107)

Net loss	$(6,869,280)	$(7,893,662)
Preferred stock cash dividend	(42,061)	(491,334)

Net loss attributable to common shareholders	$(6,911,341)	$(8,384,996)

Basic and diluted net loss per share

Net loss	$(1.31)	$(2.70)

Net loss attributable to common shareholders	$(1.32)	$(2.87)

Weighted average number of common shares
Basic and diluted	5,224,646	2,919,316

  The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2012	2011
Assets

Cash and cash equivalents	$1,316,990	$4,003,512
Securities owned
Marketable, at fair value	709,333	2,136,352
Not readily marketable, at estimated fair value	728,312	347,218
Restricted cash	680,028	680,028
Due from clearing broker	127,702	124,805
Accounts receivable, net	533,606	359,900
Prepaid expenses and other assets	504,920	506,708
Equipment and fixtures, net	17,647	30,537

Total assets	$4,618,538	$8,189,060

Liabilities and Shareholders’ (deficit) Equity
Liabilities
Accounts payable	$271,412	$246,040
Commissions and bonus payable	403,978	986,722
Accrued expenses and other	661,144	1,757,342
Deferred rent	326,832	236,996
Deferred revenue	140,404	688,074
Notes payable, net of debt discount	1,205,281	679,454
Notes payable to related parties, net of debt discount	2,075,888	1,006,765

Total liabilities	5,084,939	5,601,393

Shareholders’ (deficit) equity
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of
December 31, 2012 and December 31, 2011; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of
December 31, 2012 and December 31, 2011; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of
December 31, 2012 and December 31, 2011; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued
and 17,001,579 and 19,563,206 shares outstanding as of
December 31, 2012 and December 31, 2011, respectively;
aggregate liquidation preference of $7,786,652 prior to conversion,
and pari passu with common stock on conversion	1,701	1,957
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 and 2,531,744 shares issued and
6,303,799 and 2,531,744 shares outstanding as of December 31,
2012 and December 31, 2011, respectively; aggregate
liquidation preference of $4,265,183 prior to conversion, and pari
passu with common stock on conversion	630	253
Common stock, $0.0001 par value; 300,000,000 shares authorized;
5,425,149 and 6,183,815 shares issued and 5,395,713 and
6,154,379 shares outstanding as of December 31, 2012 and
December 31, 2011, respectively	543	619
Additional paid-in capital	144,673,121	140,857,954
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(144,916,783)	(138,047,503)

Total shareholders’ (deficit) equity	(466,401)	2,587,667

Total liabilities and shareholders’ (deficit) equity	$4,618,538	$8,189,060

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Common Stock Payable		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2011	22,058,128	$2,206	2,384,499	$239	152,368	$461,675	(29,436)	$(225,613)	$134,851,006	$(130,153,841)	$4,935,672

Net loss	-	-	-	-	-	-	-	-	-	(7,893,662)	(7,893,662)
Issuance of Series E Convertible Preferred Stock	2,531,744	253	-	-	-	-	-	-	1,249,747	-	1,250,000
Issuance of warrants in connection with Series E Convertible Preferred Stock	-	-	-	-	-	-	-	-	345,000	-	345,000
Conversion of Series D Convertible Preferred Stock to common stock	(2,494,922)	(249)	356,415	36	-	-	-	-	213	-	-
Issuance of equity for legal settlement	-	-	152,368	15	(152,368)	(461,675)	-	-	461,660	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	(491,334)	-	(491,334)
Issuance of restricted common stock, net of cancellations	-	-	67,328	7	-	-	-	-	71,068	-	71,075
Return of common stock issued in connection with debt	-	-	(54,817)	(5)	-	-	-	-	(105,759)	-	(105,764)
Issuance of warrants in connection with issuance of debt	-	-	-	-	-	-	-	-	419,637	-	419,637
Issuance of common stock in connection with debt conversion	-	-	3,278,022	327	-	-	-	-	3,311,597	-	3,311,924
Issuance of warrants in connection with debt conversion	-	-	-	-	-	-	-	-	102,036	-	102,036
Stock-based compensation	-	-	-	-	-	-	-	-	643,083	-	643,083

Balance at December 31, 2011	22,094,950	2,210	6,183,815	619	-	-	(29,436)	(225,613)	140,857,954	(138,047,503)	2,587,667

Net loss	-	-	-	-	-	-	-	-	-	(6,869,280)	(6,869,280)
Issuance of Series E Convertible Preferred Stock	729,483	73	-	-	-	-	-	-	349,115	-	349,188
Issuance of warrants in connection with Series E Convertible Preferred Stock	-	-	-	-	-	-	-	-	110,388	-	110,388
Conversion of Series D Convertible Preferred Stock to common stock	(2,561,627)	(256)	874,205	87	-	-	-	-	169	-	-
Conversion of Series E Convertible Preferred Stock to common stock	(521,634)	(52)	521,634	52	-	-	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	-	-	(42,061)	-	(42,061)
Issuance of restricted common stock	-	-	852,259	85	-	-	-	-	461,659	-	461,744
Issuance of warrants in connection with issuance of debt	-	-	-	-	-	-	-	-	77,792	-	77,792
Equity exchange	3,564,206	356	(3,006,764)	(300)	-	-	-	-	1,086,273	-	1,086,329
Option forfeiture	-	-	-	-	-	-	-	-	1,074,943	-	1,074,943
Stock-based compensation	-	-	-	-	-	-	-	-	696,889	-	696,889

Balance at December 31, 2012	23,305,378	$2,331	5,425,149	$543	-	$-	(29,436)	$(225,613)	$144,673,121	$(144,916,783)	$(466,401)

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(6,869,280)	$(7,893,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,787	125,726
Stock-based compensation	2,233,576	714,158
Amortization of debt issuance costs	122,742	93,269
Loss on early extinguishment of debt	-	1,183,917
Loss on equity exchange	1,086,329	-
Loss on sale of accounts receivable	7,000	-
Loss on disposal of equipment and fixtures	-	13,359
Provision for uncollectible accounts receivable	(228,907)	73,234
Cashless exercise	-	(296,285)
Securities received for services	(436,151)	(384,833)
Unrealized loss on securities owned	791,507	1,984,023
Changes in operating assets and liabilities:
Securities owned	690,568	1,356,700
Restricted cash	-	284,972
Due from clearing broker	(2,896)	(90,733)
Accounts receivable	(289,235)	1,650,320
Prepaid expenses and other assets	14,224	(213,074)
Accounts payable	25,372	(67,771)
Commissions and bonus payable	(570,264)	(2,253,298)
Accrued expenses and other	(1,566,512)	(747,475)

Net cash used in operating activities	(4,971,140)	(4,467,453)

Cash flows from investing activities:
Sale of note receivable	125,000	-
Sale of accounts receivable	500,000	-
Purchase of equipment and fixtures	(7,897)	(42,916)
Proceeds from sale of equipment and fixtures	-	10,000

Net cash provided by (used in) investing activities	617,103	(32,916)

Cash flows from financing activities:
Proceeds from issuance of note receivable	(125,000)	-
Proceeds from issuance of debt	1,000,000	3,100,000
Proceeds from issuance of long term subordinated borrowings	375,000	-
Proceeds from issuance of temporary subordinated borrowings	4,600,000	2,800,000
Payment of temporary subordinated borrowings	(4,600,000)	(3,230,000)
Proceeds form issuance of preferred stock	459,576	1,595,000
Payment of preferred stock dividend	(42,061)	(538,759)
Debt service principal payments	-	(120,453)

Net cash provided by financing activities	1,667,515	3,605,788

Net decrease in cash and cash equivalents	(2,686,522)	(894,581)

Cash and cash equivalents at beginning of the year	4,003,512	4,898,093

Cash and cash equivalents at end of the year	$1,316,990	$4,003,512

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$354,489	$426,636
Income taxes	$-	$10,290

Non-cash investing and financing activities:
Warrants issued in connection with issuance of debt	$77,792	$-
Stocks issued in connection with issuance of debt	$-	$419,637
Cancellation of stock issued in connection with subordinated debt	$-	$105,759
Issuance of equity in connection with extinguishment of debt	$-	$2,380,000

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

 Merriman Holdings, Inc. and subsidiaries (the Company), is a financial services holding company that provides capital markets services, corporate services, and investment banking through its primary operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Merriman Holdings, Inc. is a Delaware corporation incorporated on May 6, 1987. Since November 2011, the Company’s common stock was listed on the OTCQX where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, CA.

2. Liquidity/Going Concern

The Company incurred substantial losses in 2012 and 2011, having net losses of $6,869,000 and $7,894,000, and negative operating cash flows of $4,971,000 and $4,467,000 in 2012 and 2011, respectively. As of December 31, 2012, the Company had an accumulated deficit of $144,917,000 and a shareholders’ deficit of $466,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Since 2011, the Company has reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. Additionally, the Company shifted its strategic focus away from the traditional broker-dealer model of research and institutional sales toward a capital market’s advisory and platform revenue model. Management believes this business model will result in reduced fixed operating costs and higher operating profit margin.

Management’s plan to alleviate the going-concern uncertainty includes, but is not limited to, the issuance of equity and debt instruments for working capital. The Company’s continued existence is also dependent upon its ability to increase revenues generated from operations which will enable the Company to achieve a profitable level of operations.

If anticipated operating results are not achieved, management has the intent, and believes it has the ability, to further delay or reduce expenditures. In such case, the further reduction in operating expenses might need to be substantial. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to the existing terms or that additional financing will be available at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities and/or contemplate the sale of its assets if necessary.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies

Basis and Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Under Accounting Standards Codification (ASC) 855, Subsequent Events, the Company has evaluated all subsequent events until the date these consolidated financial statements were filed with the SEC.

For the purposes of presentation, dollar amounts displayed in these Notes to Consolidated Financial Statements were rounded to the nearest thousand.

Principles of Consolidation

As of December 31, 2012, the Company has two wholly-owned U.S. subsidiaries. The subsidiaries, MC and Merriman Asset Management, Inc. have been consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its capital market advisory services in assisting its clients to obtain listing on OTCQX, a tier of Pink Sheets. Accordingly, effective January 1, 2011, the Company reorganized its business around three operating segments: MC, Riverbank and CMAG. The Company's reportable segments are strategic business units that offer products and services which are compatible with its core business strategy. On January 1, 2012 the Company renamed Riverbank and OTCQX to Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG), respectively. The Company recognizes revenues earned by FEP on a gross basis in accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by FEP. Revenues earned by FEP are recognized consistent with the Company’s revenue recognition policies as disclosed herein.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the presentation of the current year’s consolidated financial statements. There were no changes to reported net loss.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

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

Investment Banking Revenue

Investment banking revenue includes underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenue is earned in securities offerings in which the Company acts as an underwriter and includes management fees, underwriting fees and selling concessions. Fee revenue relating to underwriting commitments is recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenue has been determined.

Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenue is recognized or we determine that it is more likely than not that the securities offerings will not ultimately be completed. Underwriting revenue is recorded net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fee and therefore reduce the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

Merger and acquisition fees and other advisory service revenue are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

Other Revenues and Deferred Revenue

The Company provides capital markets advisory services in the form of assistance to its clients in listing on OTCQX, a tier of Pink Sheets, along with other services that facilitate their access to institutional capital markets.

Deferred revenue mainly represents customer billings made in advance to certain clients for due diligence services, and annual support contract for providing services as their Principal American Liaison (PAL) if a non-U.S. company or a Designated Advisor for Disclosure (DAD), if a U.S. company. Capital markets advisory service revenues are primarily recognized on a straight-line basis from the completion of the due diligence until the end of the engagement term which is generally one year.

Other revenues consist primarily of revenues generated by capital markets advisory services. In addition, immaterial amounts of revenue that do not conform to the types described above are also recorded as other revenues.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company accounts for income taxes under the provisions of Accounting Standards Codification ("ASC") 740 - Income Taxes. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. ASC 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive. Interest and dividends for convertible debt and convertible preferred stock are also not considered since including them in the calculation of diluted loss per share would be anti-dilutive.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

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

In December 2011, the FASB issued Accounting Standards Update 2011-12 (ASU 2011-12), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of AOCI in both net income and OCI on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Restricted Cash and Letters of Credit

Restricted cash includes cash deposited with the clearing broker and cash collateral for a stand-by letter of credit with a commercial bank.  The letters of credit satisfy deposit requirements of the Company’s operating leases.

Due From/To Clearing Broker

The Company clears all of its brokerage transactions through a clearing broker on a fully disclosed basis. Due from clearing broker amount relates to the aforementioned transactions. The Company monitors the credit standing of the clearing organizations as deemed necessary.

Securities Owned

Securities owned and securities sold, not yet purchased in the consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in principal transactions in the consolidated statement of operations.  The securities owned are classified into “Marketable” and “Non-marketable.”  Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement.  Non-marketable securities are typically securities restricted under the Federal Securities Act of 1933 provided by SEC Rule 144 (Rule 144) or have some restriction on their sale whether or not a buyer is identified.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

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

Allowance for uncollectible accounts was $109,000 as of December 31, 2012. No allowance for uncollectible accounts was required as of December 31, 2011.

Equipment and Fixtures

Equipment and fixtures are reported at historical cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the lesser of the life of the lease or the service lives of the improvements. Maintenance and repairs are charged to expenses as incurred; costs of major additions and betterments that extend the useful lives of the assets are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

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

Warrant Liabilities

Stock warrants to purchase the Company’s common stock issued to our investors and creditors are rights to purchase our common stock.  Such positions are considered illiquid and do not have readily determinable fair values, and therefore require significant management judgment or estimation. The Company uses the Black-Scholes valuation methodology or similar techniques to estimate its value.

  Concentrations and Credit Risk

Substantially all of the Company’s cash and cash equivalents are held at two major U.S. financial institutions. The majority of the Company’s cash equivalents consist of short-term marketable securities. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand.

As of December 31, 2012 and 2011, the Company held concentrated positions in two and three securities with total fair value $569,000 and $1,343,000, respectively. The prices of these securities are highly volatile.

As of December 31, 2012, the Company held concentrated positions in accounts receivable with one client which exceeded 10% of total accounts receivable (approximately $200,000). As of December 31, 2011, the Company held concentrated positions in accounts receivable with three clients, each of which exceeded 10% of total accounts receivable. The client referred to as of December 31, 2012 was not the same one referred to in 2011.

During 2012, two sales professionals accounted for more than 10% of total revenue (approximately $4,586,000) and one customer accounted for more than 10% of total revenue (approximately $1,336,000). During 2011, one sales professional accounted for more than 10% of total revenue and one customer accounted for more than 10% of revenue.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt

Notes Payable as of December 31, 2012 comprise of the following:

	Notes Payable	Notes Payable Related Party	Total
Subordinated notes payable	$50,000	$950,000	$1,000,000
Debt discount	(2,790)	(53,026)	(55,816)
	47,210	896,974	944,184

Secured promissory notes	1,220,000	1,250,000	2,470,000
Debt discount	(61,929)	(71,086)	(133,015)
	1,158,071	1,178,914	2,336,985

Total	$1,205,281	$2,075,888	$3,281,169

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

As of December 31, 2012, $897,000 of the Subordinated Notes, net of $53,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $47,000, net of $3,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method.

For the year ended December 31, 2012, the Company incurred $141,000 in interest on the Subordinated Notes. Total interest of $81,000 remains outstanding as of December 31, 2012 and is included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

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

As further discussed in Note 5, in the first quarter of 2012, the Company offered the Unsecured Promissory Note holders the opportunity to exchange the common shares plus warrants received from the December 14, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011. The Company accounted for this transaction as a continuation and settlement of the December 14, 2011 debt modification.

On March 29, 2012, the Unsecured Promissory Note holders exchanged 459,218 common shares and 83,496 warrants for 544,356 shares of Series E Convertible Preferred Stock and 272,178 warrants. For the year ended December 31, 2012, a loss of approximately $183,000 was recorded on the transaction based on a reacquisition price of approximately $473,000 and fair value of the equity exchanged of approximately $290,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

2012 Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (2012 Equity Lending Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the 2012 Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the 2012 Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2012.

August 2012 Secured Promissory Note

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors loaned $250,000 to the Company in a three year secured promissory note (August 2012 Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the August 2012 Secured Promissory Note was $19,000 which was recorded as a discount on the debt and applied against the August 2012 Secured Promissory Note.

September 2012 Secured Promissory Note

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors loaned $125,000 to the Company in a three year secured promissory note (September 2012 Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2012 Secured Promissory Note.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

December 2012 Secured Promissory Notes

On December 13, 2012, an unrelated party loaned $300,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

On December 28, 2012, the Co-Chairman of the Board of Directors loaned $500,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

2011 Secured Promissory Notes

In April 2011, the Company raised $2,770,000 from 24 investors, of which 11 were directors, officers, consultants or employees of the Company at the time of issuance, pursuant to a series of secured promissory notes (2011 Secured Promissory Notes). The 2011 Secured Promissory Notes are for a term of three years and provide for interest of ten percent (10.0%) per annum to be paid in cash quarterly. Additional consideration was paid to the lenders at closing comprising warrants to purchase shares of the common stock of the Company at a price per share equal to 85% of the Company’s stock price at the closing date (the Warrants). 86 Warrants were issued for each $1,000 invested. A total of 238,220 Warrants were issued. The Warrants issued to directors, officers, consultants and employees (Insider Warrants) of the Company provide that the Insider Warrants will not be exercisable unless first approved by the Company’s shareholders. These notes are secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of MC, together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 day written notice. The 2011 Secured Promissory Notes were issued in two tranches, one closed on April 7, 2011 for $2,470,000 and the other closed on April 21, 2011 for $300,000.

The total proceeds raised in the transaction above were accounted for as an issuance of debt with warrants and have been allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the 2011 Secured Promissory Notes received was $420,000, which was recorded as a discount on the debt and applied against the 2011 Secured Promissory Notes.

On October 11, 2011, the Company repurchased a $100,000 of the 2011 Secured Promissory Note from a former officer and director in connection with his separation from the Company.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

On November 16, 2011, the Company entered into exchange agreements with certain 2011 Secured Promissory Note holders whereby the Note holders agreed to exchange the 2011 Secured Promissory Notes and Warrants for common shares and new warrants to purchase common shares of the Company as follows:

(a)	For the 2011 Secured Promissory Notes, a number of new shares of common stock equal to (i) the total amount of principal plus accrued but unpaid interest of the 2011 Secured Promissory Notes submitted for cancellation divided by (ii) an amount equal to 80% of the average closing price per share of common stock as quoted on the exchange on which it principally trades for the 30 day period ending two days prior to the closing date (the AP); plus

(b)	For the Warrants, 1.25 new warrants for each Warrant converted, with each new warrant carrying an exercise price equal to 110% of the AP.

On November 16, 2011, fifteen 2011 Secured Promissory Note holders agreed to exchange $1,750,000 principal balance of the 2011 Secured Promissory Notes plus approximately $22,000 accrued interest for 2,373,505 shares of common stock and 188,126 warrants.

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

As further discussed in Note 5, in the first quarter of 2012, the Company offered the 2011 Secured Promissory Note holders the opportunity to exchange the common shares plus warrants received from the November 16, 2011 debt exchange for shares of the Series E Convertible Preferred Stock plus warrants under the same terms effected on December 30, 2011(the Series E Exchange). The 2011 Secured Promissory Note holders who did not participate in the November 16, 2011 exchange are also eligible to participate in the Series E Exchange which expires on May 15, 2012. The Company accounted for this transaction as a continuation and settlement of the November 16, 2011 debt modification.

On May 15, 2012, the 2011 Secured Promissory Note holders exchanged 2,102,247 common shares and 166,626 warrants for 2,491,994 shares of Series E Convertible Preferred Stock and 1,245,997 warrants. For the year ended December 31, 2012, a loss of approximately $735,000 was recorded on the transaction based on a reacquisition price of approximately $2,415,000 and fair value of the equity exchanged of approximately $1,680,000.

As of December 31, 2012, $858,000 of the 2011 Secured Promissory Notes, net of $62,000 discount, remain outstanding and are included in notes payable in the Company’s consolidated statements of financial condition. For the year ended December 31, 2012, the Company incurred $92,000 in interest in relation to these notes. As of December 31, 2012, $23,000 of interest remains outstanding and is included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors loaned $330,000 to the Company in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

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

Temporary Subordinated Loan

During the years ended December 31, 2012 and 2011, MC issued loans in the form of temporary subordinated loans to supplement its net capital to enable it to underwrite initial public offerings in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Temporary subordinated loan transactions are disclosed separately in Note 16 – Related Party Transactions. All temporary subordinated loans were fully repaid as of December 31, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  The Series D Convertible Preferred Stock is convertible into common stock at $0.43 per share.. For the years ended December 31, 2012 and 2011, 2,561,627 and 2,494,922 shares of Series D Convertible Preferred Stock were converted to 874,205 and 356,415 shares of common stock, respectively.

The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable monthly in arrears. For the years ended December 31, 2012 and 2011, total Series D Convertible Preferred Stock dividends were $42,000 and $491,000, respectively. Of the total dividends recorded, $0 remains outstanding as of December 31, 2012 and 2011, respectively.

Both the Series D Convertible Preferred Stock and the warrants issued in connection with the Series D Convertible Preferred Stock had, when issued, anti-dilution features including a full ratchet provision so that if the Company pays dividends, splits its common shares forward or reverse, issues additional shares at a lower price than the Series D Convertible Preferred Stock price, or adjusts its shares outstanding due to a combination, the conversion and exercises prices would also adjust proportionally. The full ratchet provision resulted in the warrants being accounted for as derivative instruments, since the exercise price was not fixed and could be lowered if the Company had issued securities at prices lower than the original exercise price of the warrant. On December 28, 2009, 100% of the holders of the warrants issued in connection with the Series D convertible Preferred Stock agreed to amend their warrants to remove the full ratchet provision.

The warrants expire five years from the date of the transaction. Holders of the Series D Convertible Preferred Stock may convert them into shares of the Company’s common stock at any time in amounts no less than $100,000 unless all of the shares held by the holder are for a lesser amount. The Series D Convertible Preferred Stock will automatically convert at the discretion of the Company upon 10-day notice given when the average closing price of the Company’s common stock over a 30-day period is at or above $21.00 per share on a post-reverse split basis and when the average trading volume for the immediately prior four-week period is 4,285 shares or more, provided that the shares have been effectively registered with the Securities and Exchange Commission or all of the Series D Convertible Preferred Stock may be sold under Rule 144 of the 1933 Exchange Act.

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

The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant. The total gross proceeds of $10,200,000 which include $1,392,000 from conversions of prior notes (see Note 4) have been allocated to these individual instruments based on the residual method. Of the total cash proceeds, $4,300,000 was used to settle certain legal claims which had an aggregate exposure of $43,577,000. The remaining cash of $4,508,000 was used for working capital.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity (continued)

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

Series E Convertible Preferred Stock

During the year ended December 31, 2012 and on December 30, 2011, the Company issued 729,483 and 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus 364,740 and 1,265,874 warrants, respectively, to purchase the Company’s common stock with an exercise price of $0.63 per share.

The warrants expire five years from the effective date. Total proceeds of $459,576 and $1,595,000 for the year ended December 31, 2012 and for December 31, 2011, respectively, were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid. The Series E Convertible Preferred Stock is convertible into common stock at $0.63 per share.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity (continued)

Common Stock Exchange Offer

As discussed in Note 4 – Issuance of Debt, on December 14, 2011 and November 16, 2011, four Unsecured Promissory Note holders and fifteen Secured Promissory Note holders, respectively, exchanged the principal balances of their notes plus accrued interests for shares of the Company’s common stock and warrants.

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

For the year ended December 31, 2012, eight option holders who were also directors and employees of the Company consented to relinquish their rights in their 947,178 currently held options. The Company accounted for this transaction in accordance with ASC 718-20 Compensation – Stock Compensation which states that a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, approximately $1,075,000 of unamortized stock based compensation expense related to the forfeited options as of the cancellation date was expensed and included in the Company’s consolidated statement of operations.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities

Fair value is defined as the price at which an asset would sell for or an amount paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or parameters are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or the market on which they are primarily traded, and the instruments’ complexity. Assets and liabilities recorded at fair value in the consolidated statements of financial condition are categorized based upon the level of judgment associated with the inputs used to measure their fair value

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on observed closing stock price at the measurement date. As of December 31, 2012 and 2011, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $709,000 and $886,000, respectively.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets. These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable. The Company determines the fair value of infrequently traded securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques. Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock. As of December 31, 2012 and 2011, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was $242,000 and $ 907,000, respectively.

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

As of December 31, 2012 and 2011, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $469,000 and $683,000, respectively.

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

As of December 31, 2012 and 2011, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $18,000 and $6,000, respectively.

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

As of December 31 2012 and 2011, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was deemed de minimis.

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

Summary

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option pricing model	Stock volatility	150%	150%
Stock warrants	Black-Scholes option pricing model	Stock volatility	23 - 254%	143%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	182%	182%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$709,333	$-	$241,767	$951,100
Stock warrants	-	-	468,848	468,848
Underwriters' purchase option	-	-	17,634	17,634
Preferred stock	-	-	63	63

Total securities owned	$709,333	$-	$728,312	$1,437,645

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011.

				Underwriters'
	Corporate		Stock	Purchase
	Equities		Warrants	Options	Preferred Stock	Total
Balance at January 1, 2011	$57,797		$2,324,901	$1,518,465	$251	$3,901,414
Purchases or receipt (a)	2,955		754,847	-	-	757,802
Sales or exercises	722,575		(420,178)	(881,804)	-	(579,407)
Transfers out of	(10,658	)(b)	-	-	-	(10,658)
Gains (losses):
Realized	(292,278)		(13,342)	-	-	(305,620)
Unrealized	427,104		(1,963,017)	(630,689)	144	(2,166,458)
Balance at December 31, 2011	907,495		683,211	5,972	395	1,597,073
Purchases or receipt (a)	22,066		288,153	-	-	310,219
Sales or exercises	(801,997)		(328)	-	(83)	(802,408)
Gains (losses):
Realized	290,393		-	-	-	290,393
Unrealized	(176,190)		(502,188)	11,662	(249)	(666,965)
Balance at December 31, 2012	$241,767		$468,848	$17,634	$63	$728,312

Change in unrealized gains (losses) relating to instruments still held at December 31, 2012	$(8,356)		$(502,188)	$11,662	$(249)	$(499,131)

Change in unrealized gains (losses) relating to instruments still held at December 31, 2011	$150,938		$(1,135,978)	$(59,187)	$143	$(1,044,084)

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2012	2011

Computer equipment	$568,203	$564,907
Furniture and equipment	939,482	934,882
Software	191,744	191,744
Leasehold improvements	1,113,769	1,113,769

	2,813,198	2,805,302
Less accumulated depreciation	(2,795,551)	(2,774,765)

	$17,647	$30,537

No equipment or fixtures were purchased through capital lease financing during 2012. At December 31, 2012, there were no outstanding capital leases.

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

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of December 31, 2012 and 2011, there were no shares subject to repurchase.

As of December 31, 2012, there were 6,775,584 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. As of December 31, 2012, 2,254,127 shares were available for future option grants under the Option Plans. There were no shares available for future option grants outside of the Option Plans.

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Awards may be made under the 2012 Plan for up to 4,619,669 shares of the Company’s common stock. Restricted stock and option grants were made on March 23, 2012, May 31, 2012 and August 7, 2012 under the 2012 Plan.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

The following table is a summary of the Company’s stock option activity for the years ended December 31, 2012 and 2011:

	2012		2011
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	929,646	$6.18	1,665,083	$5.85
Granted	3,150,000	0.56	277,892	2.44
Exercised	-	-	-	-
Cancelled	(1,074,114)	(5.11)	(1,013,329)	(4.61)

Outstanding at end of year	3,005,532	$0.76	929,646	$6.18

Exercisable at end of year	402,117	$1.85	519,478	$6.48

Vested and expected to vest as of December 31, 2012	2,594,369

The following table summarizes information with respect to stock options outstanding at December 31, 2012, based on the Company’s closing stock price on December 31, 2012 of $0.06 per share:

	Options Outstanding at December 31, 2012				Vested Options at December 31, 2012
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	2,972,330	9.24	$0.66	$-	374,326	$1.28	$-
$3.5000 - $6.9999	9,002	6.52	4.52	-	8,100	4.33	-
$7.0000 - $10.4999	5,049	6.76	9.97	-	4,022	9.96	-
$10.5000 - $13.9999	18,570	6.72	10.99	-	15,088	10.99	-
$14.0000 - $27.9999	-	-	-	-	-	-	-
$28.0000 - $48.9999	530	3.49	34.21	-	530	34.21	-
$49.0000 - $84.4999	51	2.17	74.48	-	51	74.48	-

	3,005,532	9.21	$0.76	$-	402,117	$1.85	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

	Options Outstanding at December 31, 2011				Vested Options at December 31, 2011
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	435,878	7.35	$2.82	$-	247,529	$2.97	$-
$3.5000 - $6.9999	81,936	7.14	5.92	-	45,955	5.77	-
$7.0000 - $10.4999	364,045	7.83	8.42	-	190,619	8.42	-
$10.5000 - $13.9999	24,181	6.06	11.42	-	16,057	11.63	-
$14.0000 - $27.9999	18,365	1.62	22.35	-	14,080	20.98	-
$28.0000 - $48.9999	2,232	3.55	33.89	-	2,229	33.89	-
$49.0000 - $84.4999	3,009	2.02	67.92	-	3,009	67.92	-

	929,646	7.35	$6.18	$-	519,478	$6.48	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2012 and 2011:

	2012	2011

Expected Volatility	140.31%	123.39%
Average expected term (years)	4.95	3.70
Risk-free interest rate	0.66%	1.49%
Dividend yield	-	-

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

The weighted-average grant date fair value of stock options granted during 2012 and 2011 was $0.47 and $2.11, respectively. Compensation expense for stock options during the years ended December 31, 2012 and 2011 was $536,000 and $824,000, respectively. As of December 31, 2012, total unrecognized compensation expenses related to unvested stock options were $810,000. This amount is expected to be recognized as expense over a weighted-average period of 2.30 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Stock-Based Compensation Expense (continued)

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the years ended December 31, 2012 and 2011 was $195,000 and $76,000, respectively.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s closing stock price on December 31, 2012 of $0.06 per share:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of January 1, 2011	10,831	6.68	$23,828
Granted	199,606	2.05
Vested	(7,526)	(4.01)
Canceled	(132,306)	(2.23)

Balance as of December 31, 2011	70,605	$2.12	$30,360
Granted	1,102,259	0.53
Vested	(915,204)	(0.65)
Cancelled	-	-

Balance as of December 31, 2012	257,660	$0.58	$15,460

Vested and expected to vest as of December 31, 2012	257,354

The total fair value of restricted stock that vested during the years ended December 31, 2012 and 2011 was $55,000 and $30,000, respectively.

As of December 31, 2012, total unrecognized compensation expense related to restricted stock was $23,000. This expense is expected to be recognized over a weighted-average period of 0.67 years.

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

Due to the modification of the terms of the warrants, the Company recorded a decrease in the stock-based compensation expense of $9,000 for the year ended December 31, 2012. As of December 31, 2012, the Company recorded accrued expenses of $2,000 as the Company’s best estimate of the services performed by Mr. Chez as the chairman of the Strategic Advisory Committee until the warrants are approved by the shareholders.

9. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the years ended December 31, 2012 and 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

The income tax provision (benefit) consists of the following:

	December 31,
	2012	2011

Federal
Current	$-	$(344)
Deferred	(1,343,000)	2,661,433
State & local
Current	-	6,451
Deferred	807,000	806,878
Total	(536,000)	3,474,418
Change in valuation allowance	536,000	(3,468,311)

Income tax provision (benefit)	$-	$6,107

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2012	2011

Federal statutory income tax rate (benefit)	-34.0%	-34%
State income taxes	-7.7%	-8%
Stock-based compensation	9.8%	2%
Meals & entertainment	0.7%	1%
Equity conversion loss	6.6%	-
Other permanent differences	-2.5%	-
Change in rate	19.2%	-
Valuation allowance	7.9%	39%

Effective tax rate	0.0%	0%

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2012	2011

Deferred tax assets:
Net operating loss carry-forwards	$12,619,000	$12,070,793
Reserves and accruals	43,000	671,646
Unrealized loss	4,460,000	4,201,193
Other	1,700,000	1,341,841

Total deferred tax assets	18,822,000	18,285,473
Valuation allowance	(18,822,000)	(18,285,473)

Net deferred tax asset	$-	$-

As of December 31, 2012 and 2011, the Company had approximately $32.4 million and $28.5 million of U.S. federal net operating loss carryovers available to offset future taxable income, respectively. As of December 31, 2012 and 2011, the Company had approximately $62.0 million and $42.1 million of state net operating loss carryovers available to offset future taxable income, respectively. These net operating losses which, if not utilized, begin expiring in the year 2028.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control. Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2012 and 2011, the change in the valuation allowance was approximately $536,000 and $3.5 million, respectively.

The Company evaluated the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a comprehensive model for how a company should recognize, present, and disclose uncertain positions that the company has taken or expects to take in its tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits." A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740.

Interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net" in the statements of operation. Penalties would be recognized as a component of "General and administrative expenses."

No interest or penalties were recorded during the year ended December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files U.S. federal and state income tax returns. These tax returns are subject to examination by tax authorities for years beginning in December 31, 2009.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Loss per Share

Diluted loss per share is unchanged from basic loss per share for the years ended December 31, 2012 and 2011, because the addition of common shares and share equivalents that would be issued assuming exercise or conversion would be anti-dilutive.

The table below represents a list of potentially dilutive securities outstanding as of December 31, 2012 and 2011:

	December 31,
	2012	2011

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	5,802,126	6,358,872
Series E convertible preferred stock warrants	3,817,621	1,345,239
Conversion of Series E preferred stock	6,303,799	2,690,474
Stock options	3,005,532	929,646
Warrants issued in connection with Secured Promissory Notes	87,720	-
Other outstanding warrants	759,286	1,030,909
Potentially dilutive securities oustanding	23,164,761	15,743,817

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Reporting

In January 2011, MC formed a new investment banking division, Riverbank Partners (Riverbank), to assist corporate issuers in raising capital through a network of independent investment bankers. Also, in January 2011, the Company repositioned its capital market advisory services in assisting its clients to obtain listing on OTCQX, a tier of Pink Sheets. On January 1, 2012 the Company renamed Riverbank and OTCQX to Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG), respectively.

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

The accounting policies of the segments are consistent with those described in the Significant Accounting Policies in Note 3. The Company evaluates segment results based on revenue and segment income. There are no revenue-generating activities between segments. Segment asset disclosures are not provided as no significant assets are separately determinable for FEP or CMAG. Revenue and expenses directly associated with each segment are included in determining segment income, which is also the internal performance measure used by management to assess the performance of each business in a given period.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Year Ended December 31,
	2012	2011

Revenues
MC	$9,696,194	$18,055,175
FEP	1,487,636	3,198,976
CMAG	1,670,610	667,579
Total segment revenues	12,854,440	21,921,730
Consolidation items and elimination	64,545	27,550
Consolidated revenues	$12,918,985	$21,949,280

Segment profit (loss)
MC	$(6,674,945)	$(6,432,813)
FEP	145,893	77,427
CMAG	1,085,452	138,826
Total segment loss	(5,443,600)	(6,216,560)
Consolidation items and elimination	(1,425,680)	(1,677,102)
Consolidated net loss before income taxes	$(6,869,280)	$(7,893,662)

Substantially all of our revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2012, consisting of notes payable, operating commitments, future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Total

2013	$2,459,028	$1,416,113	$620,912	$4,496,053
2014	990,444	960,000	334,094	2,284,538
2015	580,167	960,000	42,418	1,582,585
2016	-	960,000	-	960,000
2017	-	1,018,667	-	1,018,667
Thereafter	-	2,645,333	-	2,645,333
Total Commitments	4,029,639	7,960,113	997,424	12,987,176
Interest	(559,639)	-	-	(559,639)
Net Commitments	$3,470,000	$7,960,113	$997,424	$12,427,537

The Company leases its San Francisco corporate office and its New York office under non-cancelable operating leases expiring in December 2013 and August 2020, respectively. Future annual minimum lease payments related to its various operating leases are included in the table above. Rent expense was approximately $1,306,000 and $1,460,000 in 2012 and 2011, net of $259,000 and $158,000 sublease rent received, respectively.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee. These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels. As December 31, 2012 and 2011, the Company had no open underwriting commitments.

Marketable securities, restricted cash, and cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2012 and 2011, the Company had $250,000 of cash on deposit with its clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

From time to time, the Company may obtain funds through capital leases to purchase furniture and equipment, to replace current ones or for expansion. The Company did not enter into any capital lease agreements in 2012 or 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of MC, and David Scott Cacchione (Cacchione), a former retail broker of MC. Del Biaggio and Cacchione pleaded guilty to securities fraud and were subsequently imprisoned. The majority of these lawsuits have been settled or dismissed. The remaining lawsuits against the Merriman Parties in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. Arbitration was scheduled for February, 2013; however, the parties agreed to a continuance and no new date has been set as of this time. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position. No trial date has been set.

It further alleges that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

Wesley Rusch

Unrelated to the Del Biaggio/ Cacchione matters, on July 6, 2012, a complaint was filed in FINRA arbitration by a former employee for employment related claims. The complaint seeks $620,000 in compensatory damages plus unspecified punitive damages. The claims were previously fully arbitrated and decided in MC’s favor. On November 15, 2012, FINRA denied forum to Mr. Rusch and closed the case. Since the case was closed and MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Howard v. Chanticleer Holdings, Inc. Et Al

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, Inc., certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C. Plaintiff alleges violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. and seeks class action status and unspecified damages. Since MC believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of December 31, 2012.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

For the years ended December 31, 2012 and 2011, the Company incurred legal services and litigation settlement of $427,000 and $711,000, respectively. Of the $711,000 amount incurred in 2011, $167,000 was for litigation settlement. There was no litigation settlement in 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Financial Instruments, Off-Balance Sheet Arrangements and Indemnification

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2012 and 2011, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the two years ended December 31, 2012. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Indemnification

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934 which specifies uniform minimum net capital requirements, as defined, for its registrants. As of December 31, 2012, MC had regulatory net capital, as defined, of $722,000, which exceeded the amount required by $472,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

Under its rules, FINRA may prohibit a member firm from expanding its business or paying dividends if resulting net capital would be less than 5 percent of aggregate debit balances. Advances to affiliates, repayment of subordinated debt, dividend payments and other equity withdrawals by MC are subject to certain notification and other provisions of the SEC and FINRA rules. In addition, MC is subject to certain notification requirements related to withdrawals of excess net capital

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions

Sale of Note and Trade Receivables

On September 28, 2012, the Company sold a certain note receivable with a carrying value of $125,000 to the Co-Chairman of the Board of Directors for $125,000 plus all accrued but unpaid interests. The buyer assumed the risk of collection with respect to the note receivable he purchased.

On February 14, 2012, the Company sold certain trade receivables with a carrying value of $507,000 at a discount to the Co-Chairman of the Board of Directors for $500,000. The buyer assumed the risk of collection with respect to the receivables he purchased. The $7,000 discount was included in cost of underwriting capital in the Company’s consolidated statements of operations.

Temporary Subordinated Borrowings

On October 30, 2012, the Company borrowed $500,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $45,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on December 14, 2012.

On June 13, 2012, the Company borrowed $1,600,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $36,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on June 25, 2012.

On January 27, 2012, the Company borrowed $2,500,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $110,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 17, 2012.

On January 31, 2011, the Company borrowed $2,800,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $56,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on February 7, 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions (continued)

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

As of December 31, 2012, $897,000 of the Subordinated Notes, net of $53,000 discount, remain outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $47,000, net of $3,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method.

For the year ended December 31, 2012, the Company incurred $141,000 in interest on the Subordinated Notes. Total interest of $81,000 remains outstanding as of December 31, 2012 and is included in accrued expenses and other in the consolidated statements of financial condition.

2012 Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (2012 Equity Lending Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the 2012 Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the 2012 Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 16. Related Party Transactions (continued)

August 2012 Secured Promissory Note

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors loaned $250,000 to the Company in a three year secured promissory note (August 2012 Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the August 2012 Secured Promissory Note was $19,000 which was recorded as a discount on the debt and applied against the August 2012 Secured Promissory Note.

September 2012 Secured Promissory Note

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors loaned $125,000 to the Company in a three year secured promissory note (September 2012 Secured Promissory Note) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2012 Secured Promissory Note.

December 2012 Secured Promissory Note

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

On December 28, 2012, the Co-Chairman of the Board of Directors loaned $500,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions (continued)

2011 Chez Secured Promissory Note

On April 7, 2011, the Company’s Co-Chairman of the Board of Directors loaned $330,000 to the Company in a three year secured promissory note (2011 Chez Secured Promissory Note) at an interest rate of six percent (6%) per annum payable quarterly. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Also, beginning on the date which is one year from the issuance date, if there is an equity financing of the Company resulting in gross proceeds of at least $15,000,000 in new money, holders shall have the option to put 50% of Secured Promissory Notes originally purchased back to the Company, for an amount equal to the principal plus accrued but unpaid interest, on 30 days written notice.

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

Series E Convertible Preferred Stock

On December 30, 2011, the Company issued 2,531,744 shares of Series E Convertible Preferred Stock at $0.63 per share plus warrants to purchase 1,265,874 shares of the Company’s common stock with an exercise price of $0.63 per share. The warrants expire five years from the effective date. The total proceeds of $1,595,000 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance. All these Series E Convertible Preferred shareholders are directors of the Company.

The Series E Convertible Preferred Stock carries a dividend rate of 9% per annum, such dividends will be paid only when, if and as declared by the Board of Directors. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series D and Series E Convertible Preferred Stock are first paid. The Series E Convertible Preferred Stock is convertible into common stock at $0.63 per share.

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

Series D Convertible Preferred Stock

Three of the investors in the Series D Convertible Preferred Stock transaction joined the Company’s Board of Directors. In January 2011, two left as members of the Board of Directors. In addition, the Company’s Chief Executive Officer and former Chief Financial Officers, along with 11 other executives and senior managers of MC, were also investors in the Series D Convertible Preferred Stock transaction. Finally, all five members of the Company’s Board of Directors prior to the transaction were investors in the Series D Convertible Preferred Stock transaction.

Board of Directors’ Compensation

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were issued. The Company determined the following to be material subsequent events that require disclosure.

Related Party Transactions

On February 22, 2013, the Co-Chairman of the Board of Directors loaned $600,000 to the Company in a six month convertible secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. The outstanding principal and interest under this note shall automatically convert into shares of the Company’s capital stock upon consummation of a qualified financing, as defined. On February 22, 2013 the Company made a $600,000 capital contribution to MC.

On January 31, 2013, MC borrowed $1,200,000 from the Co-Chairman of the Parent’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $52,800. The loan and related fees were paid in full on February 22, 2013.

On March 4, 2013, MC borrowed $400,000 from the Co-Chairman of the Parent’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Marcum LLP (“Marcum”) and Burr Pilger Mayer, Inc. (“BPM”), independent registered public accounting firms, as stated in their audit reports appearing herein.

During the year ended December 31, 2012 and through the date of this Annual Report on Form 10-K, there were no disagreements with Marcum and BPM on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Marcum’s and BPM’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2012, the principal executive and financial officers of the Company concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and based on that evaluation, they concluded that such internal controls and procedures were effective.

Remediation of Previously Identified Material Weakness – As of December 31, 2011, management determined that its processes and procedures over the accounting research, accounting close and reporting processes were not adequate due to unexpected personnel turnover in the finance department. This situation was remedied by the hiring of a senior financial person and the engagement of an experienced financial consultant in the first quarter of 2012.

Changes in Internal Controls – Except as otherwise discussed above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference to the Company’s definitive 2012 Proxy Statement.

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2012 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2012 Proxy Statement.

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

Merriman Holdings, Inc.

April 1, 2013	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	April 1, 2013
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	April 1, 2013
Ronald L. Chez

/s/ Patrick O’Brien	Director	April 1, 2013
Patrick O’Brien

/s/ William J. Febbo	Director	April 1, 2013
William J. Febbo

/s/ Dennis G. Schmal	Director	April 1, 2013
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 1, 2013
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

3.4

Certificate of Amendment to the Certificate of Incorporation changing name from MCF Corporation to Merriman Curhan Ford Group, Inc. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008 (Reg. No. 001-15831).

3.5	Certificate of Designation providing for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on August 28, 2009).
3.6	Certificate of Amendment to the Certificate of Incorporation changing name from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc. (incorporated herein by reference to the Company’s Schedule 14A filed on July 9, 2010.

3.7	Certificate of Amendment to the Certificate of Incorporation effecting an 0ne-forseven reverse stock split (incorporated herein by reference to the Company’s Schedule 14A filed on July 9, 2010.

3.8	Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by reference to the Company’s Current Report on Form 10-Q filed on November 14, 2011).
3.9

Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by Reference to Exhibit 3.9 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.10	Certificate of Designation providing for Series E Preferred Stock (incorporated by Reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.11	Amendment to Certificate of Designation amending provisions for Series D and Series E Preferred Stock (incorporated by Reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed on May 18, 2012).

3.12	Amendment to Certificate of Designation further amending provisions for Series D and Series E Preferred Stock (incorporated by Reference to Exhibit 3.12 of the Company’s Current Report on Form 8-K filed on August 3, 2012).

4.1	Form of Convertible Subordinated Note related to the Company’s private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2	Form of Class A Redeemable Warrant to Purchase Common Stock of the Company related to Merriman Holdings, Inc. private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.13+	Employment Agreement between the Company and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.15+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No.333-43776)).

10.16+	Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between the Company and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Forms S-8 (Reg. No. 333-43776)).

10.17+	Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+	2000 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.23	Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.29	Agreement between the Company and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001) (Reg. No. 001-15831).

Exhibit No.	Description

10.30+	Offer of Employment Agreement between the Company and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference (Reg. No. 001-15831).

10.31	Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.32	Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.33	Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.34+	Employment Agreement between the Company and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.35+	Employment Agreement between the Company and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.37	Stock Purchase Agreement by and among the Company and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.38	Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.39	Securities Exchange Agreement in connection with Merriman Holdings, Inc. dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

Exhibit No.	Description

10.43	Stock Purchase Agreement by and between the Company and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.45	Employment Agreement between the Company and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46	Employment Agreement between the Company and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005) (Reg. No. 001-15831).

10.47	Form of Unsecured Promissory Note dated September 29, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 5, 2010).

10.48	Form of Secured Promissory Note dated November 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2010).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Represents management contract or compensatory plan or arrangement.

