Form 10-K/A
period 2012-12-31
Merriman Holdings, Inc
filed 2013-04-30
CIK 826683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________

FORM 10-K/A

(Amendment Number 1)

  ___________________

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 001-15831

 __________________

MERRIMAN HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

__________________

Delaware	11-2936371
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

600 California Street, 9th Floor

San Francisco, CA 94108

(Address of principal executive offices)(Zip Code)

(415) 248-5600

(Registrant’s telephone number, including area code)

 __________________

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

The number of shares of Registrant’s common stock outstanding as of April 26, 2013 was 118,643,562.

EXPLANATORY NOTE

On April 1, 2013, Merriman Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Annual Report”). That filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement to be subsequently filed.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Company’s Original Annual Report to provide the disclosure required by Part III of Form 10-K regarding disclosure of information relating to our management and board of directors, compensation of management, security ownership, section 16 matters and principal accounting fees and services. Also, this Amendment amends the cover page of the Original Annual Report to update the as of date of the number of outstanding common shares. Except for the addition of the Part III information, the update to the cover page and the filing of related certifications, no other changes have been made to the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures affected by subsequent events.

In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Merriman Holdings, Inc. and its wholly owned subsidiary. Other defined terms used in this Amendment but not defined herein shall have the meaning specified for such terms in the Original Annual Report.

Information included or incorporated by reference in this Amendment may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.

MERRIMAN HOLDINGS, INC.

FORM 10-K/A

TABLE OF CONTENTS

PART III

Item 10. Directors and Executive Officers

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions and Director Independence

Item 14. Principal Accounting Fees and Services

Signatures

EX-31.1

EX-31.2

EX-32.1

PART III

Item 10. Directors and Executive Officers

Directors

D. Jonathan Merriman, 52, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. In September 2010, Mr. Merriman was appointed co-chairman of the Board of Directors with Mr. Ronald L. Chez. Prior to 2001, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Holdings, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford, Inc. in 2002, later named Merriman Holdings, Inc. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc. which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on several corporate and nonprofit Boards over the past ten years, including Points International (PCOM), Leading Brands, Inc. (LBIX) and the San Francisco Art Institute, among others.

Ronald L. Chez, 72, has served as a member of our Board of Directors since September 2009 and started his term as the co-chairman of the Board of Directors in September 2010. He also served as the chairman of the Board’s Strategic Advisory Committee from September 2009 to September 2010.  Mr. Chez also serves as president and sole owner of Ronald L. Chez, Inc., a corporation that deals with financial management, consulting, investments, turnaround strategies, and the structuring of new ventures. He is currently chairman of the board of EpiWorks, Inc., a manufacturer of compound semiconductors and high performance epitaxial wafers. Mr. Chez’s past experience includes: advisor to Motorola’s New Ventures Program; board membership and investment committee member for Abbott Capital; consultant and board member for Motorola Process Control and Motorola Teleprograms; and board member and investor in Preview Media which subsequently became Travelocity.

William J. Febbo, 44, has served as a member of our Board of Director since April 2007 and is currently the Chief Operating Officer of Merriman Holdings. From January 1999 to April 2007, Mr. Febbo was Chief Executive Officer and co-founder of MedPanel, Inc., a medical market intelligence firm. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. The Company acquired MedPanel, Inc. in April 2007 where Mr. Febbo continued his responsibilities.  Given the market changes, Mr. Febbo and other investors formed MedPanel, LLC which acquired the assets back from the Company on January 30, 2009.  Mr. Febbo continues to serve on our Board of Directors of MedPanel as Chairman.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Dennis G. Schmal, 66, has served as a member of our Board of Directors and as a member of our Audit Committee since August 2003. Mr. Schmal has also served as a member of our Compensation Committee since March 2007 and has served on the Nominations and Corporate Governance Committee since September 2005. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP and holds a CPA certificate (retired). Besides serving as chairman of the boards of two small companies (one public and one privately-held), Mr. Schmal also serves on the board of directors of the Genworth GuideMark Mutual Funds (2006) and the Wells Fargo Hedge Funds of Funds (2008), both of which are publicly registered funds under the Investment Company Act of 1940. Until November 2011, he also served on the board for Varian Semiconductor Equipment Associates, Inc. (VSEA), a public company and until 2007, the board of NorthBay Bancorp (NBAN), a public bank holding company, both of which were sold. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science in Business Administration – Finance and Accounting Option.

Jeffrey M. Soinski, 51, has served as a member of our Board of Directors since August 2008.  Since September 2009, Mr. Soinski has served as Chief Executive Officer of Medical Imaging Holdings, Inc. and its primary operating company Unisyn Medical Technologies, Inc., a national provider of technology-enabled service solutions to the medical imaging industry. Medical Imaging Holdings is a portfolio company of Galen Partners, a leading healthcare-focused private equity firm, which Mr. Soinski has also advised as a Special Venture Partner. From December 2001 until its acquisition by C.R. Bard, Inc. in June 2008, Mr. Soinski was President and CEO of Specialized Health Products International, Inc., a publicly-traded manufacturer and marketer of proprietary safety medical products. In 2008, Mr. Soinski was named “Utah CEO of the Year” for small public companies by Utah Business magazine.  Prior to Specialized Health Products, Mr. Soinski had been President and CEO of ViroTex Corporation, a venture-backed pharmaceutical company he sold to Atrix Laboratories, Inc. in 1998.  Earlier in his career, Mr. Soinski worked as an executive at leading national advertising agencies and was a new product marketing executive at Nabisco Brands.  In 2000 and 2001, he led the full-service advertising agency Mad Dogs & Englishmen as Managing Director and CEO.  Mr. Soinski holds a B.A. degree from Dartmouth College.

Patrick W. O’Brien, 66, has served as a member of our Board of Directors and as a member of our Audit and Compensation Committees since December 2010. In 2013, Mr. O’Brien became a member of the Board of Directors, Livevol, Inc., a private company that is a leader in equity and index options technology. Mr. O’Brien is a seasoned executive and business advisor with diverse international experience in private and public companies with an emphasis on financial analysis and business development. From 2002 to 2007 Mr. O’Brien served as a member of the Board of Directors of Factory Card & Party Outlet (FCPO, NASDAQ) until its sale to AAH Holdings. In 2005, he joined Bental-Kennedy Associates Real Estate Counsel where he was Vice President-Asset Management representing pension fund ownership interest in hotel real estate investments nationwide. In 2009, Mr. O’Brien formed Granville Wolcott Advisors where he serves as its Managing Director & Principal to provide consulting, due diligence, and asset management services. Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Executive Officers

D. Jonathan Merriman, 52, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. In September 2010, Mr. Merriman was appointed co-chairman of the Board of Directors with Mr. Ronald L. Chez. Prior to 2001, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Holdings, Inc. Mr. Merriman and his team engineered the transition from Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford, Inc. in 2002, later named Merriman Holdings, Inc. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc. which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served on several corporate and nonprofit Boards over the past ten years, including Points International (PCOM), Leading Brands, Inc. (LBIX) and the San Francisco Art Institute, among others.

William J. Febbo, 44, has served as a member of our Board of Director since April 2007 and is currently the Chief Operating Officer of Merriman Holdings. From January 1999 to April 2007, Mr. Febbo was Chief Executive Officer and co-founder of MedPanel, Inc., a medical market intelligence firm. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. The Company acquired MedPanel, Inc. in April 2007 where Mr. Febbo continued his responsibilities.  Given the market changes, Mr. Febbo and other investors formed MedPanel, LLC which acquired the assets back from the Company on January 30, 2009.  Mr. Febbo continues to serve on our Board of Directors of MedPanel as Chairman.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Michael C. Doran, 53, has served as General Counsel and Corporate Secretary since September 2009. From May 2009 to September 2009, Mr. Doran practiced law as a solo practitioner. From September 2005 to May 2009, Mr. Doran was a partner in the Silicon Valley office of Fish & Richardson PC and previously practiced with Brobeck Phleger and Harrison LLP. He holds a B.A. in economics from Drury University magna cum laude and a J.D. from Stanford Law School.

There is no family relationship among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the SEC. Officers, directors, and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during the year ended December 31, 2012.

Financial Code of Ethics

The Company has adopted and annually reviews its “Code of Ethics for Senior Financial Officers,” a code of ethics that applies to our Chief Executive Officer and Principal Financial Officer. The finance code of ethics is publicly available on our website at www.merrimanco.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Principal Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Audit Committee

The Company has a standing audit committee whose members are Dennis G. Schmal, Patrick W. O’Brien, and Jeffrey M. Soinski.

Audit Committee Financial Expert

The Board of Directors has determined that Dennis G. Schmal is an “audit committee financial expert” and “independent” as defined under applicable SEC and NASDAQ rules. The Board’s affirmative determination for Dennis G. Schmal was based, among other things, upon his 27 years at Arthur Andersen LLP, most of those years as a partner in the audit practice.

Item 11. Executive Compensation

SUMMARY 2012 COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers for the two years ended December 31, 2012, whom we refer to as our named executive officers.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Name and Principal Position	(b)	( c)	(d) (1)	(e)	(f)	(g)

D. Jonathan Merriman	2012	239,583	161,162	324,550		725,295
Chief Executive Officer	2011	200,000	111,535	49,999	-	361,534
Merriman Holdings, Inc.

William J. Febbo	2012	232,365	-	-	-	232,365
Chief Operating Officer	2011	-	-	-	-	-
Merriman Holdings, Inc.

Michael C. Doran	2012	234,167	-	-	-	234,167
General Counsel	2011	280,000	-	-	-	280,000
Merriman Holdings, Inc.

(1)	The amounts included in column (d) are bonuses awarded under Executive and Management Bonus Plan (“EMB”), designed to reward our named executive officers and other employees to the extent that the Company achieves or exceeds its business plan for a particular year. The EMB provides for a bonus pool to be established based on achieving the Company’s annual business plan, with the Committee retaining discretion to allocate the bonus pool. If the Company’s business plan with respect to a calendar year is not met, only small amounts will be paid under the EMB for that year. While the amount of the total bonus pool that is available for awards under the EMB is based on the Company achieving certain performance targets, the actual amount to be paid to each of our named executive officers is determined by the Compensation Committee of our Board and our Board, based on their discretion.

Compensation awarded to our named executive officers was determined by the compensation committee of our Board.

Pursuant to its practice, the Company provides Mr. Merriman and Mr. Doran, with parking at the Company’s principal offices.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares	Shares
	Underlying	Underlying			or Units	or Units
	Unexercised	Unexercised	Option	Option	of Stock That	of Stock That
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
	Exercisable	Unexercisable	Price	Date	Vested	Vested
	(b)	(c)	($/Sh) (e)	(f)	(#)(g)	($) (h)
D. Jonathan Merriman	111,111	738,889	0.59	03/23/22	7,660	460

William J. Febbo	1,661	—	3.01	05/08/19	250,000	15,000
	93,749	656,251	0.59	03/23/22

Michael C. Doran	15,088	3,482	10.99	09/21/19	—	—
	—	100,000	0.60	05/31/22

DIRECTOR COMPENSATION IN 2012

The following table sets forth information about the compensation earned by members of our Board of Directors during the fiscal year ended December 31, 2012. Mr. D. Jonathan Merriman who served as Chief Executive Officer and as Co-Chairman of the Board of Directors, and Mr. William J. Febbo who served as Chief Operating Officer and director did not receive any compensation for their service as directors.

For the year ended December 31, 2012, directors did not receive any compensation in the form of participation in non-equity incentive or pension plans, or any other form of compensation other than awards of cash, stock, and stock options. The Company’s director compensation program for 2012 took into consideration service on committees of the Board. For service on the Board and attendance at the four scheduled quarterly meetings, each of our independent directors was awarded, on an annual basis, a cash award, a number of restricted stock vesting in equal installments over the next 36 months. The number of shares and of stock options awarded was determined by a value established by the Board prior to the beginning of the year and the price of the Company’s share of common stock on the grant date. As the Board and each committee have four scheduled meetings each year, one-fourth of each Director’s award was granted on each of the scheduled meeting dates, provided the Director attended. Additional meetings (whether by phone or in person) were scheduled as necessary for which no additional compensation was awarded.

Accordingly, the compensation earned by our Directors in 2012 was as follows:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	All Other Compensation ($) (e)	Total ($) (f)
Ronald L. Chez, Chair (2)	65,000	60,000	—	—	125,000
D. Jonathan Merriman (3)	—	—	—	—	—
William J. Febbo (4)	—	—	—	—	—
Dennis G. Schmal	30,000	—	—	—	30,000
Jeffrey M. Soinski	30,000	—	—	—	30,000
Patrick O'Brien	30,000	—	—	—	30,000

(1)	The amounts in this column reflect the value of the shares of stock awarded, calculated by multiplying the closing price of a share of our common stock on the applicable grant date by the number of shares awarded on such date. All grants were made on the day of the Board meeting.

(2)	Mr. Chez has served as Co-Chairman of the Board of Directors since September 2010.

(3)	Mr. Merriman is also the Chief Executive Officer of the Company for which compensation is not included in this table. In accordance to Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board. Mr. Merriman has served as Co-Chairman of the Board of Directors since September 2010.

(4)	Mr. Febbo also serves as the Chief Operating Officer since January 2012.

The Board of Directors annually reviews the Company’s director compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2012 including the 1999 Stock Option Plan, the 2000 Stock Option and Incentive Plan, the 2001 Stock Option and Incentive Plan, the 2003 Stock Option and Incentive Plan, the 2009 Stock Incentive Plan, the 2006 Directors’ Stock Option and Incentive Plan, , and the 2012 Stock Option and Incentive Plan.

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

Equity compensation not approved by stockholders includes shares in a Non-Qualified option plan approved by the Board of Directors of RateXchange Corporation (now known as Merriman Capital Inc.) in 1999 and a Non-Qualified option plan that is consistent with the American Stock Exchange Member Guidelines, Rule 711, approved by the Board of Directors in 2004. The American Stock Exchange guidelines require that grants from the option plan be made only as an inducement to a new employee, that the grant be approved by a majority of the independent members of the Compensation Committee and that a press release is issued promptly disclosing the terms of the option grant. The Non-Qualified option plan that was established in accordance with the American Stock Exchange guidelines is considered a pre-existing plan, and is thus considered acceptable under the NASDAQ Stock Market guidelines.  The Company’s common stock was listed on NASDAQ under the symbol MERR until November 2011. Since November 2011, it has been listed on the OTXQX under the same symbol.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of each class of our voting securities as of March 31, 2013, by (a) each person who is known by us to own beneficially more than five percent of each of our outstanding classes of voting securities, (b) each of our directors, (c) each of the named executive officers and (d) all directors and executive officers as a group.

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percent (1)
D. Jonathan Merriman	13,771,395	14%
Ronald L. Chez	81,502,295	68%
Dennis G. Schmal	3,613,290	4%
Jeffrey M. Soinski	1,126,899	1%
William J. Febbo	4,347,743	5%
Patrick O'Brien	180,104	*
Michael C. Doran	118,570	*

All directors and executive officers as a group [11 persons] (2)	104,541,726	85%

•	Less than 1%.

(1)	Applicable percentage ownership is based on 94,143,568 shares of common stock outstanding as of March 31, 2013. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of March 31, 2013, including (a) shares subject to options, warrants or any other rights exercisable within 60 days March 31, 2013, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(2)	All directors and executive officers have the business address of 600 California Street, 9th Floor, San Francisco, CA 94108.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

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

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2012. Burr Pilger Mayer, Inc. (“BPM”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2011.

The aggregate fees billed by Marcum and BPM for professional services to the Company were $160, 066 in 2012 and $206,905 in 2011, respectively.

Audit Fees.  The aggregate fees billed by Marcum and BPM for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $160, 066 in 2012 and $206,905 in 2011.

Audit Related Fees.  There were no aggregate fees billed by Marcum and BPM for 2012 and 2011 for professional assurance and related services reasonably related to the performance of the audit of the Company’s financial statements, but not included under Audit Fees.

Tax Fees.  There were no aggregate fees billed by Marcum and BPM for 2012 and 2011 for professional services for tax compliance, tax advice and tax planning in 2012 and 2011.

All Other Fees.  None.

Audit Committee Policies and Procedures

The Audit Committee has formal policies and procedures in place with regard to the approval in advance of all professional services provided to the Company by its independent registered public accountants. With regard to audit fees, the Audit Committee reviews the annual audit plan and approves the estimated annual audit budget in advance. With regard to tax services, the Audit Committee reviews the description and estimated annual budget for tax services to be provided by the Company’s tax consultants in advance. During 2012, the Audit Committee approved all of the independent registered public accountants’ fees in advance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merriman Holdings, Inc.

April 30, 2013	By:	/s/ D. Jonathan Merriman
D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	April 30, 2013
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	April 30, 2013
Ronald L. Chez

/s/ Patrick O’Brien	Director	April 30, 2013
Patrick O’Brien

/s/ William J. Febbo	Director	April 30, 2013
William J. Febbo

/s/ Dennis G. Schmal	Director	April 30, 2013
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 30, 2013
Jeffrey M. Soinski