Form 10-Q
period 2013-03-31
Merriman Holdings, Inc
filed 2013-05-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of Registrant’s common stock outstanding as of May 8, 2013 was 118,580,793.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues
Commissions	$1,018,181	$1,337,724
Principal transactions	267,762	951,622
Investment banking	245,035	2,621,181
Advisory and other	605,239	391,989

Total revenues	2,136,217	5,302,516

Operating expenses
Compensation and benefits	1,596,663	4,726,238
Brokerage and clearing fees	86,348	158,267
Professional services	73,029	271,583
Occupancy and equipment	337,032	493,445
Communications and technology	119,222	316,969
Depreciation and amortization	4,257	5,283
Travel and entertainment	60,176	75,542
Legal services	16,769	209,924
Cost of underwriting capital	46,400	117,000
Other	324,942	415,585

Total operating expenses	2,664,838	6,789,836

Operating loss	(528,621)	(1,487,320)

Other income	-	15,000
Interest income	784	1,234
Interest expense	(92,066)	(69,264)
Amortization of debt discount	(39,674)	(28,127)
Loss on early extinguishment of debt	(293,347)	-
Loss on equity exchange	-	(182,776)

Net loss	$(952,924)	$(1,751,253)
Preferred stock cash dividend	-	(42,061)

Net loss attributable to common shareholders	$(952,924)	$(1,793,314)

Basic and diluted net loss per share

Net loss	$(0.10)	$(0.27)

Net loss attributable to common shareholders	$(0.10)	$(0.27)

Weighted average number of common shares
Basic and diluted	9,400,500	6,544,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	31-Mar-13	31-Dec-12
Assets
Cash and cash equivalents	$2,136,328	$1,316,990
Securities owned
Marketable, at fair value	1,016,243	709,333
Not readily marketable, at estimated fair value	971,804	728,312
Restricted cash	680,028	680,028
Due from clearing broker	93,783	127,702
Accounts receivable, net	543,827	533,606
Prepaid expenses and other assets	522,786	504,920
Equipment and fixtures, net	13,390	17,647

Total assets	$5,978,189	$4,618,538

Liabilities and shareholders’ equity
Liabilities
Accounts payable	$255,484	$271,412
Commissions payable	256,893	403,978
Accrued expenses and other	622,563	661,144
Deferred rent	276,259	326,832
Deferred revenue	149,112	140,404
Notes payable, net of debt discount	1,217,873	1,205,281
Notes payable to related parties, net of debt discount	1,892,969	2,075,888

Total liabilities	4,671,153	5,084,939

Shareholders’ equity
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of March 31, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 0 and 17,001,579 shares outstanding as of March 31, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0	-	1,701
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 and 6,825,433 shares issued and 0 and 6,303,799 shares outstanding as of March 31, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0	-	630
Common stock, $0.0001 par value; 300,000,000 shares authorized; 94,173,004 and 5,425,149 shares issued and 94,143,568 and 5,395,713 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	9,415	543
Additional paid-in capital	147,392,941	144,673,121
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(145,869,707)	(144,916,783)

Total shareholders’ equity	1,307,036	(466,401)

Total liabilities and shareholders’ equity	$5,978,189	$4,618,538

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	23,305,378	$2,331	5,425,149	$543	(29,436)	$(225,613)	$144,673,121	$(144,916,783)	$(466,401)

Net loss								(952,924)	(952,924)
Conversion of Series D Convertible
Preferred Stock to common stock	(17,001,579)	(1,701)	5,802,126	580			1,121		-
Conversion of Series E Convertible
Preferred Stock to common stock	(6,303,799)	(630)	6,303,799	630			-		-
Issuance of restricted common stock and warrants for cash			36,279,163	3,628			1,084,747		1,088,375
Issuance of restricted common stock and warrants in connection with debt conversion			40,333,331	4,034			1,499,314		1,503,348
Stock-based compensation							134,638		134,638

Balance at March 31, 2013	-	$-	94,143,568	$9,415	(29,436)	$(225,613)	$147,392,941	$(145,869,707)	$1,307,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(952,924)	$(1,751,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,257	5,283
Stock-based compensation	134,638	1,717,158
Amortization of debt issuance costs	39,674	28,127
Loss on early extinguishment of debt	293,347	-
Loss on equity exchange	-	182,776
Loss on sale of accounts receivable	-	(7,000)
Provision for uncollectible accounts receivable	101,967	40,576
Securities received for services	(153,725)	(53,600)
Unrealized gain on securities owned	(270,642)	(816,338)
Changes in operating assets and liabilities:
Securities owned	(126,034)	(261,466)
Due from clearing broker	33,918	63,246
Accounts receivable	(122,221)	(197,243)
Prepaid expenses and other assets	(7,833)	(33,248)
Accounts payable	(15,928)	31,280
Commissions payable	(147,085)	(169,834)
Accrued expenses and other	(80,446)	(780,755)

Net cash used in operating activities	(1,269,037)	(2,002,291)

Cash flows from investing activities:
Purchase of equipment and fixtures	-	(1,510)

Net cash used in investing activities	-	(1,510)

Cash flows from financing activities:
Proceeds from issuance of restricted common stock	1,088,375	-
Proceeds from issuance of convertible promissory note	600,000	-
Proceeds from issuance of temporary subordinated borrowings	1,600,000	2,500,000
Payment of temporary subordinated borrowings	(1,200,000)	(2,500,000)
Proceeds from issuance of preferred stock	-	100,000
Payment of preferred stock dividend	-	(42,061)

Net cash provided by financing activities	2,088,375	57,939

Increase (decrease) in cash and cash equivalents	819,338	(1,945,862)

Cash and cash equivalents at beginning of the period	1,316,990	4,003,512

Cash and cash equivalents at end of the period	$2,136,328	$2,057,650

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$95,520	$173,468

Non-cash financing activities:
Debt conversion	$(1,210,000)	$-
Issuance of common stock in connection with debt conversion	$1,210,000	$-
Conversion of Series D Preferred to common stock	$-	$-
Conversion of Series E Preferred to common stock	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

 Merriman Holdings, Inc. (the Company) is a financial services holding company that provides capital markets services, corporate services, and investment banking through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Under Accounting Standards Codification (ASC) 855, Subsequent Events, the Company has evaluated all subsequent events until the date these consolidated financial statements were filed with the SEC.

For the purposes of presentation, dollar amounts displayed in these Notes to Condensed Consolidated Financial Statements were rounded to the nearest thousand.

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the interim statements of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s 2012 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2012.

2. Liquidity/Going Concern

The Company incurred substantial losses during the first three months of 2013, having net losses of $953,000 and negative operating cash flows of approximately $1,269,000. As of March 31, 2013, the Company had an accumulated deficit of $145,870,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013, the Company issued 36,279,163 shares of common stock and 9,069,788 warrants for total proceeds of $1,088,375. In addition, the Company issued 40,333,331 shares of common stock and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. (See Note 6)

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Summary of Significant Accounting Policies

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

The table below represents a list of potentially dilutive securities outstanding as of March 31, 2013 and 2012:

	March 31,
	2013	2012

Series D convertible preferred stock warrants	3,408,676	3,388,677
Conversion of Series D preferred stock	-	6,358,872
Series E convertible preferred stock warrants	3,412,721	1,617,418
Conversion of Series E preferred stock	-	3,234,830
Stock options	2,870,557	1,874,826
Warrants issued in connection with debt	492,620	87,720
Other outstanding warrants	739,287	947,413
Warrants issued in connection with issuance of common stock	28,319,786	-
Potentially dilutive securities oustanding	39,243,647	17,509,756

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Summary of Significant Accounting Policies – continued

 Adoption of New Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the period, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

Securities Owned

Securities owned and securities sold, not yet purchased in the condensed consolidated statements of financial condition consist of financial instruments carried at fair value with related unrealized gains or losses recognized in principal transactions in the consolidated statement of operations. The securities owned are classified into “Marketable” and “Non-marketable.” Marketable securities are those that can readily be sold, either through a stock exchange or through a direct sales arrangement. Non-marketable securities are typically securities restricted under the Federal Securities Act of 1933 provided by SEC Rule 144 (Rule 144) or have some restriction on their sale whether or not a buyer is identified.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Summary of Significant Accounting Policies – continued

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

As of March 31, 2013 and December 31, 2012, the Company held concentrated positions in two securities with total fair values of $964,000 and $569,000, respectively. The prices of these securities are highly volatile.

As of March 31, 2013 and December 31, 2012, the Company held concentrated positions in accounts receivable with one client which exceeded 10% of total accounts receivable (approximately $120,000 and $200,000, respectively).

During the three month ended March 31, 2013, three sales professionals accounted for more than 10% of total revenue (approximately $969,000) and no customer accounted for more than 10% of total revenue. During the three month ended March 31, 2012, two sales professionals accounted for more than 10% of total revenue (approximately $978,000) and no customer accounted for more than 10% of total revenue.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

Subsequent Events

Under Accounting Standards Codification (ASC) Topic 855 – Subsequent Events, the Company has evaluated all subsequent events through the date these consolidated financial statements were issued. (See Note 12)

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Also, as compensation for investment banking services, the Company frequently receives common stock of the client as an additional compensation to cash fees. The common stock is typically issued prior to a registration statement becoming effective. The Company classifies these securities as “not readily marketable securities” as they are restricted stock and may be freely traded only upon the effectiveness of a registration statement covering them or upon the satisfaction of the requirements to qualify under the exemption to Rule 144, including the requisite holding period. Once a registration statement covering the securities is declared effective by the SEC or the securities have satisfied the Rule 144 requirements, the Company classifies them as “marketable securities.”

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of March 31, 2013, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $1,016,000.

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

As of March 31, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $264,000.

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

As of March 31, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $673,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities – continued

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

As of March 31, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $33,000.

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

As of March 31, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition was deemed de minimis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option pricing model	Stock volatility	150%	150%
Stock warrants	Black-Scholes option pricing model	Stock volatility	25 - 298%	203%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	198%	198%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,016,243	$-	$264,859	$1,281,102
Stock warrants	-	-	673,469	673,469
Underwriters' purchase option	-	-	33,320	33,320
Preferred stock	-	-	156	156

Total securities owned	$1,016,243	$-	$971,804	$1,988,047

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2013:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2012	$241,767	$468,848	$17,634	$63	$728,312
Purchases or receipt (a)	-	35,000	-	-	35,000
Unrealized	23,092	169,621	15,686	93	208,492
Balance at March 31, 2013	$264,859	$673,469	$33,320	$156	$971,804

Change in unrealized gains (losses) relating to instruments still held at March 31, 2013	$23,092	$169,621	$15,686	$93	$208,492

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no transfers between our Level 1, Level 2 and Level 3 classified instruments during the three months ended March 31, 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on August 22, 2013 and June 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principals divided by the price per share paid by the investors in the Qualified Financing. (See Notes 5.a below and Note 6)

Debt Conversion

a.	Conversion of Convertible Secured Promissory Notes

The March 28, 2013 sale of common stock (see Note 6) was the impetus to the Qualified Financing, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For every two common shares purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the three months ended March 31, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

b.	Conversion of Subordinated Notes Payable

On March 28, 2013, certain subordinated notes payable holders, all of whom are directors and officers of the Company, agreed to convert $110,000 subordinated notes payable into the Company’s common shares at $0.03 per share. For every four common shares purchased by means of surrender of the subordinated notes payable, the holders received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 3,666,665 common shares and 916,665 warrants were issued.

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

For the three months ended March 31, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $110,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

6.  Shareholders’ Equity

Sale of Common Stock

On March 28, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 36,279,163 common shares at $0.03 per share, resulting in total proceeds to the Company of $1,088,375. For every four common shares purchased, the investors received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 9,069,788 warrants were issued.

The total proceeds of $1,088,375 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $876,000 and $212,000, respectively.

Conversion of Series D and E Convertible Preferred Stock to Common Stock

In connection with the sale of common stock described above, the Investors Rights Agreement dated September 9, 2009 by and among the Company and investors in its Series D Convertible Preferred Stock was terminated and a new Voting Agreement dated March 28, 2013 was entered into.

On March 28, 2013, all outstanding shares of Series D and Series E Convertible Preferred Stock of the Company were converted into shares of common stock. Each share of Series D Convertible Preferred Stock was converted into 0.34127 share of common stock. Each share of Series E Convertible Preferred Stock was converted into one share of common stock. At the time of the conversion, all dividends accumulated but not declared on the Series D and series E Convertible Preferred Stock were canceled.

On March 28, 2013, 17,001,579 shares of Series D Convertible Preferred Stock and 6,303,799 shares of Series E Convertible Preferred Stock were converted into 5,802,126 and 6,303,799 shares of common stock, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Stock-based Compensation Expense

Stock Options

The following table is a summary of the Company’s stock option activity for the three months ended March 31, 2013:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2012	3,005,532	$0.76
Granted	-	-
Exercised	-	-
Expired	(134,975)	(0.59)

Outstanding at March 31, 2013	2,870,557	$0.59

Exercisable at March 31, 2013	982,068	$1.11

Vested and expected to vest as of March 31, 2013	2,528,428

Compensation expense for stock options during the three months ended March 31, 2013 and 2012 was approximately $122,000 and $1,153,000, respectively. As of March 31, 2013, total unrecognized compensation expense related to unvested stock options was approximately $657,000. This amount is expected to be recognized as expense over a weighted-average period of 2.14 years. There were no options granted for the three months ended March 31, 2013.

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

The following table is a summary of the Company's restricted stock activity for the three months ended March 31, 2013:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2012	257,660	$0.58	$15,460
Granted	-	-
Vested	(1,532)	(2.72)
Cancelled	(250,000)	(0.51)

Balance as of March 31, 2013	6,128	$0.59	$1,593

Compensation expense for restricted stock during the three months ended March 31, 2013 and 2012 was approximately $10,000 and $550,000, respectively. As of March 31, 2013, total unrecognized compensation expense related to restricted stock was approximately $13,000. This expense is expected to be recognized over a weighted-average period of 0.64 years. There was no restricted stock granted for the three months ended March 31, 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2013, MC had regulatory net capital, as defined, of approximately $607,000 which exceeded the amount required by approximately $357,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

9. Litigation

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

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. It is currently scheduled for August 2013. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of March 31, 2013.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position. It further alleges that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. No trial date has been set. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of March 31, 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Litigation — continued

Howard v. Chanticleer Holdings, Inc. Et Al

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, Inc., certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C. Plaintiff alleges violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. and seeks class action status and unspecified damages. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of March 31, 2013.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

10. Related Party Transactions

Temporary Subordinated Borrowings

On March 4, 2013, the Company borrowed $400,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $24,800, which amount was included in cost of underwriting capital in the Company’s condensed consolidated statement of operations. The loan and related fees were paid in full on April 5, 2013.

On January 31, 2013, the Company borrowed $1,200,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $52,800, which amount was included in cost of underwriting capital in the Company’s condensed consolidated statement of operations. The loan and related fees were paid in full on February 22, 2013.

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on August 22, 2013 and June 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principals divided by the price per share paid by the investors in the Qualified Financing. (See Notes 5.a and Note 6)

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Debt Conversion

a.	Conversion of Convertible Secured Promissory Notes

The March 28, 2013 sale of common stock (see Note 6) was the impetus to the Qualified Financing, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For every two common shares purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the three months ended March 31, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

b.	Conversion of Subordinated Notes Payable

On March 28, 2013, certain subordinated notes payable holders, all of whom are directors and officers of the Company, agreed to convert $110,000 subordinated notes payable into the Company’s common shares at $0.03 per share. For every four common shares purchased by means of surrender of the subordinated notes payable, the holders received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 3,666,665 common shares and 916,665 warrants were issued.

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

For the three months ended March 31, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $110,000.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Segment Reporting

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended
	31-Mar-13	31-Mar-12

Revenues
MC	$1,487,654	$4,311,627
FEP	73,400	584,469
CMAG	570,883	380,524
Total segment revenues	2,131,937	5,276,620
Consolidation items and elimination	4,280	25,896
Consolidated revenues	$2,136,217	$5,302,516

Segment loss
MC	$(1,069,816)	$(1,717,595)
FEP	43,800	54,790
CMAG	485,481	181,960
Total segment loss	(540,535)	(1,480,845)
Consolidation items and elimination	(412,389)	(270,408)
Consolidated net loss before income taxes	$(952,924)	$(1,751,253)

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

12. Subsequent Events

On April 26, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 24,466,661 common shares at $0.03 per share, resulting in total proceeds to the Company of $734,000. For every four common shares purchased, the investors received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 6,116,661 warrants were issued.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” beginning on page 36 and elsewhere herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. Numbers expressed herein may be rounded to thousands of dollars.

Overview

 Merriman Holdings, Inc. (the Company) is a financial services holding company that provides capital markets services, corporate services, and investment banking through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer focused on fast growing companies and institutional investors. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, with an additional office in New York, NY. As of March 31, 2013, we had 26 employees.

Executive Summary

Our total revenues were approximately $2,136,000 for the three months ended March 31, 2013 representing a 60% decrease over the same period in 2012. The decrease was primarily due to the Company’s reorganizing and repositioning of its business segments, including the discontinuance of certain non-profitable businesses and reduction in force. Our commission revenues for the same period decreased 24% year-over-year due to fewer sales producers in 2013. Investment banking revenue decreased 91% year over year due to fewer banking transactions being closed as a result of the Company having fewer bankers. Principal transactions decreased 72% from the same period in 2012 primarily due to market volatility. Due to the Company’s repositioning its business model to focus on capital markets advisory and platform revenue model, we saw a 54% increase in revenue in those areas. For the three months ended March 31, 2013, net loss was approximately $953,000 or $0.10 per share. Net loss for the three months ended March 31, 2012 included stock based compensation expense of approximately $1,717,000, of which $1,075,000 was due to option cancellation.

Liquidity/Going Concern

The Company incurred substantial losses during the first three months of 2013, having net losses of $953,000 and negative operating cash flows of approximately $1,269,000. As of March 31, 2013, the Company had an accumulated deficit of $145,870,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013, the Company issued 36,279,163 shares of common stock and 9,069,788 warrants for total proceeds of $1,088,375. In addition, the Company issued 40,333,331 shares of common stock and 19,249,998 warrants in connection with the conversion of $1,210,000 debt.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	31-Mar-13	31-Mar-12
Revenues
Commissions	$1,018,181	$1,337,724
Principal transactions	267,762	951,622
Investment banking	245,035	2,621,181
Advisory and other	605,239	391,989

Total revenues	2,136,217	5,302,516

Operating expenses
Compensation and benefits	1,596,663	4,726,238
Brokerage and clearing fees	86,348	158,267
Professional services	73,029	271,583
Occupancy and equipment	337,032	493,445
Communications and technology	119,222	316,969
Depreciation and amortization	4,257	5,283
Travel and entertainment	60,176	75,542
Legal services	16,769	209,924
Cost of underwriting capital	46,400	117,000
Other	324,942	415,585

Total operating expenses	2,664,838	6,789,836

Operating loss	(528,621)	(1,487,320)

Other income	-	15,000
Interest income	784	1,234
Interest expense	(92,066)	(69,264)
Amortization of debt discount	(39,674)	(28,127)
Loss on early extinguishment of debt	(293,347)	-
Loss on equity exchange	-	(182,776)

Net loss	$(952,924)	$(1,751,253)
Preferred stock cash dividend	-	(42,061)

Net loss attributable to common shareholders	$(952,924)	$(1,793,314)

Total revenues during the first quarter of 2013 decreased by approximately $3,166,000, or 60% compared to the same period in 2012. The decrease consisted of approximately $2,376,000, $684,000 and $319,000 decreases in investment banking revenues, principal transactions and commissions, respectively, partially offset by a $213,000 increase in other revenues.

The 54% increase in other revenues was primarily due to the expansion of our CMAG services as we sponsored more companies in the OTCQX Markets.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	31-Mar-13	31-Mar-12
Revenue:
Capital raising	$151,635	$1,507,581
Financial advisory	93,400	1,113,600

Total investment banking revenue	$245,035	$2,621,181

Transaction Volumes:
Public offerings:
Capital underwritten participations	$21,000,000	$24,600,000
Number of transactions	1	2
Private placements:
Capital raised	$1,000,000	$127,210,500
Number of transactions	1	2
Financial advisory:
Transaction amounts	$-	$125,000,000
Number of transactions	1	6

Investment banking revenue was approximately $245,000 or 11% of total revenues during the first quarter of 2013, representing a 91% decrease from the same quarter in 2012 due to fewer banking transactions being closed as a result of the Company having fewer bankers in 2013. Of the $245,000 investment banking revenue, approximately $73,000 was generated by FEP during the first quarter of 2013.

During the three months ended March 31, 2013, no investment banking client accounted for more than 10% of our total revenue.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended
	31-Mar-13	31-Mar-12

Commissions:
Institutional equities	$1,018,181	$1,337,724

Total commission revenue	$1,018,181	$1,337,724

Principal transactions:
Customer principal transactions, proprietary trading and market making	$41,568	$203,118
Investment portfolio	226,194	748,504

Total principal transaction revenue	$267,762	$951,622

Transaction Volumes:
Number of shares traded	48,609,730	111,547,491

Commission revenue was approximately $1,018,000 or 48% of total revenue during the first quarter of 2013, representing a $319,000 or 24% decrease from the same period in 2012. The decrease was due to lower trading volume as a result of the Company having fewer sales producers in 2013.

Principal transaction revenue consists of four different activities – customer principal trades, market making, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market values. Returns from market making activities tend to be more volatile than acting as agent or principal for customers. For the three months ended March 31, 2013, principal transaction gains were approximately $268,000, consisting of a $226,000 gain on our investment portfolio and a $42,000 gain from customer principal transactions and proprietary trading and market making. For the same period in 2012, principal transaction gains were approximately $952,000, consisting of a $749,000 gain on our investment portfolio and a $203,000 gain from customer principal transactions and proprietary trading and market making.

During the first quarter of 2013 and 2012, there was no brokerage customer that accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	31-Mar-13	31-Mar-12

Incentive compensation and discretionary bonuses	$741,493	$1,966,196
Salaries and wages	536,515	727,736
Stock-based compensation	135,416	1,717,158
Payroll taxes, benefits and other	183,239	315,148

Total compensation and benefits	$1,596,663	$4,726,238

Cash compensation and benefits as a percentage of core business revenue	78%	69%

Total compensation and benefits were approximately $1,597,000 and $4,726,000 for the three months ended March 31, 2013 and 2012, respectively, a decrease of approximately $3,130,000 or 66%. Incentive compensation and discretionary bonuses decreased $1,225,000 or 62% as a direct result of lower commissions and banking revenues. Salaries and wages decreased $191,000 or 26% due to lower headcounts. As of March 31, 2013 and 2012, the Company had 26 and 34 employees, respectively. Stock-based compensation decreased $1,582,000 or 92% primarily due to the $1,075,000 option cancellation charge and $507,000 restricted stock grants made in March 2012. Payroll taxes and benefits’ decrease of $132,000 or 42% directly correlated to lower compensation expenses.

Of the total compensation and benefits for the three months ended March 31, 2013 and 2012, $22,000 and $526,000 were for FEP personnel, respectively.

During the three month ended March 31, 2013, three sales professionals accounted for more than 10% of total revenue (approximately $969,000) and three customer accounted for more than 10% of total revenue (approximately $355,000). During the three month ended March 31, 2012, two sales professionals accounted for more than 10% of total revenue (approximately $978,000) and no customer accounted for more than 10% of total revenue.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. Brokerage and clearing fees decreased approximately $72,000 or 45% compared to 2012 as a direct result of decreases in trading volume and commission revenue.

Professional services expense includes audit, accounting fees and various consulting fees. Professional services expense decreased $199,000 or 73% compared to 2012 primarily due to the fact that there was number of consulting agreements which expired during the 1st quarter of 2012 and were not renewed.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. Occupancy and equipment expenses decreased $156,000 or 32% compared to 2012 as a result of certain subleases that took effect in 2012.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. Communications and technology expense decreased $198,000 or 62% compared to 2012 due to headcount reduction and cancellation of certain services.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. The expenses were de-minimis in 2013 due to minimal fixed asset additions and the full depreciation of certain assets, reducing the depreciable asset base.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. The decrease of approximately $15,000 or 20% compared to 2012 was due to lower headcount, fewer deals closed and continued cost reduction measures.

Legal services and litigation settlement expenses relate to our ongoing litigations. The decrease of $193,000 or 92% compared to 2012 was due to the fact that most litigation was settled in 2012.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. Costs of underwriting capital decreased $71,000 or 60% compared to 2012 due to less banking deals closed in 2013.

The following expenses are included in other operating expenses for the three months ended March 31, 2013 and 2012:

	31-Mar-13	31-Mar-12

Insurance	$126,745	$126,043
Regulatory & filing fees	39,125	61,259
Provision for uncollectible accounts receivable	122,033	38,889
Investor conference	-	210,317
Other	37,039	(20,923)

Total other operating expenses	$324,942	$415,585

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses. The decrease of approximately $91,000 or 22% compared to 2012 was due to (i) a decrease of $22,000 in regulatory & filing fees due to lower number of registered employees and lower revenue resulting in lower regulatory fee assessment, (ii) an increase of $83,000 in provision for uncollectible accounts receivable due to write-off of certain CMAG and banking receivables, (iii) a decrease of $210,000 in investor conference due to the fact that no investor conference was held in 2013, (iv) and a increase of $58,000 in other miscellaneous expenses primarily due to reduction in recruiting and commercial rent tax expenses in 2012.

Amortization of Debt Discounts

 We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three months ended March 31, 2013 and 2012, amortizations of debt discounts for the remaining debt and related warrants were $36,000 and $28,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2013 and 2012. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of March 31, 2013, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Total

2013	$1,747,300	$986,085	$398,299	$3,131,684
2014	987,000	960,000	298,452	2,245,452
2015	579,333	960,000	42,418	1,581,751
2016	-	960,000	-	960,000
2017	-	1,018,667	-	1,018,667
Thereafter	-	2,645,333	-	2,645,333
Total Commitments	3,313,633	7,530,085	739,169	11,582,887
Interest	(453,633)	-	-	(453,633)
Net Commitments	$2,860,000	$7,530,085	$739,169	$11,129,254

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

Valuation of Securities Owned

Securities owned and securities sold, not yet purchased are reflected in the condensed consolidated statements of financial condition on a trade-date basis. Related unrealized gains or losses are generally recognized in principal transactions in the condensed consolidated statements of operations. The use of fair value to measure financial instruments is fundamental to our condensed consolidated financial statements and is one of our most critical accounting policies.

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of March 31, 2013 and December 31, 2012 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2012. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2012.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures – We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of March 31, 2013, the principal executive and financial officers of the Company concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013 and based on that evaluation, they concluded that such internal controls and procedures were effective.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. It is currently scheduled for August 2013. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of March 31, 2013.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position. It further alleges that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. No trial date has been set. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of March 31, 2013.

Howard v. Chanticleer Holdings, Inc. Et Al

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, Inc., certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C. Plaintiff alleges violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. and seeks class action status and unspecified damages. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of March 31, 2013.

ITEM 1A. Risk Factors

In addition to the factors set forth below and the other information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed on April 1, 2013, as amended by our Form 10-K/A filed on April 30, 2013.

We may not be able to continue operating our business

The Company incurred significant losses in the three months ended March 31, 2013 and the year ended December 31, 2012. Even if we are successful in executing our plans, we may not be able to continue sustaining such losses. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

Prior claims on assets in liquidation

There can be no assurance that there will be any proceeds available in liquidation for our common shareholders after payments to holders of our Secured and Unsecured Promissory Notes. Common shareholders may receive nothing in liquidation or receive much less than they would if there were no Secured and Unsecured Promissory Notes outstanding.

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

The Company recorded net losses of approximately $953,000 for the three months ended March 31, 2013 and $6,869,000 for the year ended December 31, 2012. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

During the last quarter of 2011, the Company significantly reduced the scale of its operations and is executing a new business model. The Company had 35 and 26 employees at January 1, 2012 and March 31, 2013, respectively. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

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

Possible need for additional capital

As of March 31, 2013, the Company had approximately $4.9 million in current assets, $2.0 million in current liabilities and $1.3 million of equity. Additionally, its broker-dealer subsidiary, MC, is required to maintain a minimum level of net capital in order to conduct its business. MC’s excess net capital as of March 31, 2013 was approximately $357,000. Given the Company’s history of losses, the market volatility and uncertain business environment, there can be no assurance that the Company will have sufficient capital to achieve its intended business objectives.

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

MERRIMAN HOLDINGS, INC.

May 15, 2013	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

