Form 10-Q
period 2013-06-30
Merriman Holdings, Inc
filed 2013-08-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

(415) 248-5603

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

The number of shares of Registrant’s common stock outstanding as of August 9, 2013 was 118,610,229.

Merriman Holdings, Inc.

Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations For the Three Months and Six Months Ended June 30, 2013 and 2012	3
Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012	4
Condensed Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2013	5
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2013 and 2012	6-7
Notes to Condensed Consolidated Financial Statements	8
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	32
ITEM 4. Controls and Procedures	33

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	34
ITEM 1A. Risk Factors	35
ITEM 6. Exhibits	36
Signatures	37
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues
Commissions	$1,200,179	$1,561,771	$2,218,360	$2,899,495
Principal transactions	(232,384)	(934,724)	35,378	16,898
Investment banking	816,660	1,601,688	1,061,695	4,222,869
Advisory and other	541,279	453,594	1,146,518	845,583
Total revenues	2,325,734	2,682,329	4,461,951	7,984,845

Operating expenses
Compensation and benefits	2,402,768	2,654,654	3,999,430	7,380,892
Brokerage and clearing fees	116,429	122,316	202,777	280,583
Professional services	74,225	182,803	147,255	454,386
Occupancy and equipment	356,263	393,632	693,296	887,077
Communication and technology	224,054	257,425	343,275	574,394
Depreciation and amortization	2,743	5,657	7,000	10,940
Travel and entertainment	45,459	126,709	105,636	202,252
Legal services	49,275	125,860	66,044	335,784
Cost of underwriting capital	3,200	35,600	49,600	152,600
Other	251,822	475,921	576,764	891,505
Total operating expenses	3,526,238	4,380,577	6,191,077	11,170,413

Operating loss	(1,200,504)	(1,698,248)	(1,729,126)	(3,185,568)

Other income	-	-	-	15,000
Interest income	775	3,745	1,559	4,978
Interest expense	(74,972)	(48,556)	(167,038)	(117,819)
Amortization of debt discount	(34,518)	(28,609)	(74,192)	(56,736)
Loss on early extinguishment of debt	-	-	(293,347)	-
Loss on equity exchange	-	(903,553)	-	(1,086,329)
Net loss	$(1,309,219)	$(2,675,221)	$(2,262,144)	$(4,426,474)

Basic and diluted net loss per share	$(0.01)	$(0.48)	$(0.04)	$(0.73)

Weighted average number of common shares Basic and diluted	111,860,715	5,538,054	61,043,466	6,041,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012

Assets
Cash and cash equivalents	$1,817,374	$1,316,990
Securities owned
Marketable, at fair value	1,112,129	709,333
Not readily marketable, at estimated fair value	679,047	728,312
Restricted cash	680,028	680,028
Due from clearing broker	105,633	127,702
Accounts receivable, net	697,128	533,606
Prepaid expenses and other assets	462,732	504,920
Equipment and fixtures, net	11,966	17,647

Total assets	$5,566,037	$4,618,538

Liabilities and shareholders’ equity
Liabilities
Accounts payable	$189,193	$271,412
Commissions and bonus payable	193,992	403,978
Accrued expenses and other	682,403	661,144
Deferred rent	489,686	326,832
Deferred revenue	93,856	140,404
Notes payable, net of debt discount	1,230,786	1,205,281
Notes payable to related parties, net of debt discount	1,514,574	2,075,888

Total liabilities	4,394,490	5,084,939

Shareholders’ equity
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of June 30, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 0 and 17,001,579 shares outstanding as of June 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0	-	1,701
Convertible preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 and 6,825,433 shares issued and 0 and 6,303,799 shares outstanding as of June 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0	-	630
Common stock, $0.0001 par value; 300,000,000 shares authorized; 118,639,665 and 5,425,149 shares issued and 118,610,229 and 5,395,713 shares outstanding as of June 30, 2013 and December 31, 2012, respectively	11,862	543
Additional paid-in capital	148,564,225	144,673,121
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(147,178,927)	(144,916,783)

Total shareholders’ equity (deficit)	1,171,547	(466,401)

Total liabilities and shareholders’ equity	$5,566,037	$4,618,538

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013

(unaudited)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	23,305,378	$2,331	5,425,149	$543	(29,436)	$(225,613)	$144,673,121	$(144,916,783)	$(466,401)

Net loss								(2,262,144)	(2,262,144)
Conversion of Series D Convertible Preferred Stock to common stock	(17,001,579)	(1,701)	5,802,126	580	-	-	1,121	-	-
Conversion of Series E Convertible Preferred Stock to common stock	(6,303,799)	(630)	6,303,799	630	-	-	-	-	-
Issuance of restricted common stock and warrants for cash	-	-	60,745,824	6,075	-	-	1,816,300	-	1,822,375
Issuance of restricted common stock and warrants in connection with debt conversion	-	-	40,333,331	4,034	-	-	1,499,314	-	1,503,348
Stock-based compensation	-	-	-	-	-	-	574,369	-	574,369

Balance at June 30, 2013	-	$-	118,610,229	$11,862	(29,436)	$(225,613)	$148,564,225	$(147,178,927)	$1,171,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,262,144)	$(4,426,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,000	10,940
Stock-based compensation	574,369	1,870,628
Amortization of debt issuance costs	74,191	56,736
Loss on early extinguishment of debt	293,347	-
Loss on equity exchange	-	1,086,329
Loss on sale of accounts receivable	-	7,000
Provision for uncollectible accounts receivable	122,033	280,275
Securities received for services	(217,329)	(107,600)
Unrealized loss on securities owned	253,363	222,914
Changes in operating assets and liabilities:
Securities owned	(389,563)	(570,217)
Due from clearing broker	22,068	(19,794)
Accounts receivable	(275,522)	(62,641)
Prepaid expenses and other assets	32,156	15,627
Accounts payable	(82,220)	(34,820)
Commissions payable	(209,986)	(327,907)
Accrued expenses and other	137,565	(1,248,825)

Net cash used in operating activities	(1,920,672)	(3,247,829)

Cash flows from investing activities:
Purchase of equipment and fixtures	(1,319)	(7,897)

Net cash used in investing activities	(1,319)	(7,897)

Cash flows from financing activities:
Issuance of note receivable	-	(125,000)
Proceeds from issuance of restricted common stock	1,822,375	-
Proceeds from issuance of convertible promissory note	600,000	-
Proceeds from issuance of temporary subordinated borrowings	1,600,000	4,100,000
Payment of temporary subordinated borrowings	(1,600,000)	(4,100,000)
Proceeds from issuance of preferred stock	-	100,000
Payment of preferred stock dividend	-	(42,060)

Net cash provided by (used in) financing activities	2,422,375	(67,060)

Increase (decrease) in cash and cash equivalents	500,384	(3,322,786)

Cash and cash equivalents at beginning of the period	1,316,990	4,003,512

Cash and cash equivalents at end of the period	$1,817,374	$680,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$160,609	$264,624

Non-cash financing activities:
Issuance of common stock in connection with debt conversion	$1,210,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

 Merriman Holdings, Inc. (the Company) is a financial services platform company that provides capital markets advisory and research, corporate services, and investment banking through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer whose clients are fast growing public and private companies and the entrepreneurs that manage those companies. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

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

2. Liquidity/Going Concern

The Company incurred substantial losses during the first six months of 2013, having net losses of $2,262,000 and negative operating cash flows of approximately $1,921,000. As of June 30, 2013, the Company had an accumulated deficit of $147,179,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013 and April 26, 2013, the Company issued 60,745,824 shares of common stock at $0.03 per share and 15,186,454 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. (See Note 6)

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The table below represents a list of potentially dilutive securities outstanding as of June 30, 2013 and 2012:

	June 30,
	2013	2012

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	-	6,358,872
Series E convertible preferred stock warrants	3,412,721	3,127,344
Conversion of Series E preferred stock	-	6,254,680
Stock options	12,850,141	2,726,137
Warrants issued in connection with Secured Promissory Notes	492,620	87,720
Warrants issued in connection with recap	34,436,447	-
Other outstanding warrants	759,287	780,787
Potentially dilutive securities oustanding	55,339,893	22,724,217

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Summary of Significant Accounting Policies – continued

Adoption of New Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of June 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the period, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

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

As of June 30, 2013, the Company held concentrated positions in three securities with total fair values of $1,057,000. The prices of these securities are highly volatile.

As of June 30, 2013, the Company held concentrated positions in accounts receivable with one client which exceeded 10% of total accounts receivable (approximately $120,000).

During the six months ended June 30, 2013, two sales professionals accounted for more than 10% of total revenue (approximately $1,607,000) and one customer accounted for more than 10% of total revenue (approximately $514,000). During the six months ended June 30, 2012, one sales professionals accounted for more than 10% of total revenue (approximately $1,049,000) and no customer accounted for more than 10% of total revenue.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of June 30, 2013, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $1,112,000.

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

As of June 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $285,000.

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

As of June 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $366,000.

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

As of June 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $28,000.

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

As of June 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition was deemed de minimis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option pricing model	Stock volatility	150%	150%
Stock warrants	Black-Scholes option pricing model	Stock volatility	71 - 313%	172%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	200%	200%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,112,129	$-	$284,552	$1,396,681
Stock warrants	-	-	366,149	366,149
Underwriters' purchase option	-	-	28,190	28,190
Preferred stock	-	-	156	156

Total securities owned	$1,112,129	$-	$679,047	$1,791,176

Liabilities:
Securities sold, not yet purchased	$6,483	$-	$-	$6,483

Total fair value liabilities	$6,483	$-	$-	$6,483

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended June 30, 2013:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2012	$241,767	$468,848	$17,634	$63	$728,312
Purchases or receipt (a)	-	84,742	-	-	84,742
Sales or exercises	-	(217,677)	-	-	(217,677)
Transfers out of	-	-	-	-	-
Gains (losses):
Realized	-	-	-	-	-
Unrealized	42,785	30,236	10,556	93	83,670
Balance at June 30, 2013	$284,552	$366,149	$28,190	$156	$679,047

Change in unrealized gains (losses) relating to instruments still held at June 30, 2013	$(16,314)	$(150,321)	$10,556	$93	$(155,986)

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no transfers between our Level 1, Level 2 and Level 3 classified instruments during the six months ended June 30, 2013.

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

For the six months ended June 30, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

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

For the six months ended June 30, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt — continued

Secured Promissory Notes

On December 13, 2012, an unrelated party and the Co-Chairman of the Board of Directors loaned $300,000 and $200,000 to the Company in two secured promissory notes (the “Secured Notes”) maturing on June 13, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. On June 13, 2013, the Secured Notes were extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rates remain un-changed, the Secured Notes’ maturity dates were extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$300,000	$100,000	$200,000
$200,000	$66,667	$133,333

6.  Shareholders’ Equity

Sale of Common Stock

On March 28, 2013 and April 26, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 60,745,824 common shares at $0.03 per share, resulting in total proceeds to the Company of $1,822,375. For every four common shares purchased, the investors received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 15,186,454 warrants were issued.

The total proceeds of $1,822,375 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $1,466,000 and $356,000, respectively.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Stock-based Compensation Expense

Stock Options

The following table is a summary of the Company’s stock option activities for the six months ended June 30, 2013:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2012	3,005,532	$0.76
Granted	9,985,000	0.12
Exercised	-	-
Expired	(140,391)	(0.58)

Outstanding at June 30, 2013	12,850,141	$0.26

Exercisable at June 30, 2013	3,624,233	$0.42

Vested and expected to vest as of June 30, 2013	9,027,638

During the six months ended June 30, 2013, the Company granted 9,985,000 options to purchase common shares at exercise prices of $0.12 and $0.20. The options vest in 3 and 4 years and have a fair value of $300,000.

Compensation expense for stock options during the six months ended June 30, 2013 and 2012 was approximately $558,000 and $1,283,000, respectively. As of June 30, 2013, total unrecognized compensation expense related to unvested stock options was approximately $1,011,000. This amount is expected to be recognized as expense over a weighted-average period of 2.46 years.

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

The following table is a summary of the Company's restricted stock activity for the six months ended June 30, 2013:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2012	257,660	$0.58	$110,794
Granted	-	-
Vested	(3,063)	(2.72)
Cancelled	(250,000)	(0.51)

Balance as of June 30, 2013	4,597	$2.72	$2,528

Compensation expense for restricted stock during the six months ended June 30, 2013 and 2012 was approximately $16,000 and $587,000, respectively. As of June 30, 2013, total unrecognized compensation expense related to restricted stock was approximately $9,000. This expense is expected to be recognized over a weighted-average period of 0.39 years. There was no restricted stock granted for the six months ended June 30, 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2013, MC had regulatory net capital, as defined, of approximately $1,511,000 which exceeded the amount required by approximately $1,261,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. A new hearing date was set for February 2013 but was postponed at defendant’s request. It is currently scheduled for August 19, 2013. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2013.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints allege that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position. It further alleges that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. The complaints seek unspecified compensatory and punitive damages. No trial date has been set. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Litigation — continued

Howard v. Chanticleer Holdings, Inc. Et Al

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, Inc., certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C. Plaintiff alleged violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. and sought class action status and unspecified damages. On May 17, 2013, plaintiff agreed to dismiss Merriman Capital, Inc. and Dawson James Securities from the case. On May 22, 2013 the complaint against Merriman Capital, Inc. and Dawson James Securities was dismissed by the Court.

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

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on August 22, 2013 and June 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principals divided by the price per share paid by the investors in the Qualified Financing. (See Note 6)

Secured Promissory Notes

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory notes (the “Secured Note”) maturing on June 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. On June 13, 2013, the Secured Note was extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rate remains unchanged, the Secured Note’s maturity date was extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$200,000	$66,667	$133,333

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Debt Conversion

a.	Conversion of Convertible Secured Promissory Notes

The March 28, 2013 sale of common stock (see Note 6) was the impetus to the Qualified Financing specified in the Convertible Notes, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For each common share purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase 0.50 share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the six months ended June 30, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

b.	Conversion of Subordinated Notes Payable

On March 28, 2013, certain subordinated notes payable holders, all of whom are directors and officers of the Company, agreed to convert $110,000 subordinated notes payable into the Company’s common shares at $0.03 per share. For each common share purchased by means of surrender of the subordinated notes payable, the holders received a warrant to purchase 0.25 share of common stock at $0.04 per share, for a term of five years. A total of 3,666,665 common shares and 916,665 warrants were issued.

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

For the six months ended June 30, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
MC	$1,465,647	$2,036,168	$2,953,300	$6,347,794
FEP	344,268	307,167	417,668	891,636
CMAG	521,275	337,055	1,092,158	717,580
Total segment revenues	2,331,190	2,680,390	4,463,126	7,957,010
Consolidation items and elimination	(5,456)	1,939	(1,175)	27,835
Consolidated revenues	$2,325,734	$2,682,329	$4,461,951	$7,984,845

Segment loss
MC	$(1,686,156)	$(1,834,379)	$(2,755,972)	$(3,551,973)
FEP	127,622	32,019	171,422	86,809
CMAG	395,195	125,036	880,675	306,995
Total segment loss	(1,163,339)	(1,677,324)	(1,703,875)	(3,158,169)
Consolidation items and elimination	(145,880)	(997,897)	(558,269)	(1,268,305)
Consolidated net loss before income taxes	$(1,309,219)	$(2,675,221)	$(2,262,144)	$(4,426,474)

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

Overview

Merriman Holdings, Inc. (the Company) is a financial services platform company that provides capital markets advisory and research, corporate services, and investment banking through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer whose clients are fast growing public and private companies and the entrepreneurs that manage those companies. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, with an additional office in New York, NY. As of June 30, 2013, we had 31 employees.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Executive Summary

Our total revenues were approximately $2,326,000 and $4,462,000 for the three and six months ended June 30, 2013, representing a 13% and 44% decrease over the same period in 2012. The decrease was primarily due to the Company’s reorganizing and repositioning of its business segments, including the discontinuance of certain non-profitable businesses and reduction in force.

For the three and six months ended June 30, 2013, commission revenues decreased 23% and 23% year-over-year, respectively, due to fewer sales producers in 2013. Principal transactions improved 75% and 109%, respectively, from the same periods in 2012 primarily due to improved market condition. Investment banking revenues for the same periods decreased 49% and 75% year over year, respectively, due to fewer banking transactions being closed as a result of the Company having fewer bankers. For the three and six months ended June 30, 2013, due to the Company’s repositioning its business model to focus on capital markets advisory and platform revenue model, we saw a 19% and 36% increase in advisory and other revenues, respectively.

For the three and six months ended June 30, 2013, net loss was approximately $1,309,000 and $2,262,000 or $0.01 and $0.04 per share, respectively. Net loss for the three and six months ended June 30, 2013 included stock based compensation expenses of approximately $435,000 and $570,000, respectively.

For the three and six months ended June 30, 2012, net loss was approximately $2,675,000 and $4,426,000or $0.48 and $0.78 per share, respectively. Net loss for the three months ended June 30, 2012 included stock based compensation expense and loss on equity exchange of approximately $160,000 and $904,000, respectively. Net loss for the six months ended June 30, 2012 included stock based compensation expense and loss on equity exchange of approximately $1,877,000 and $1,086,000, respectively.

Liquidity/Going Concern

The Company incurred substantial losses during the first six months of 2013, having net losses of $2,262,000 and negative operating cash flows of approximately $1,921,000. As of June 30, 2013, the Company had an accumulated deficit of $147,179,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013 and April 26, 2013, the Company issued 60,745,824 shares of common stock at $0.03 per share and 15,186,454 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenues
Commissions	$1,200,179	$1,561,771	$2,218,360	$2,899,495
Principal transactions	(232,384)	(934,724)	35,378	16,898
Investment banking	816,660	1,601,688	1,061,695	4,222,869
Advisory and other	541,279	453,594	1,146,518	845,583

Total revenues	2,325,734	2,682,329	4,461,951	7,984,845

Operating expenses
Compensation and benefits	2,402,768	2,654,654	3,999,430	7,380,892
Brokerage and clearing fees	116,429	122,316	202,777	280,583
Professional services	74,225	182,803	147,255	454,386
Occupancy and equipment	356,263	393,632	693,296	887,077
Communication and technology	224,054	257,425	343,275	574,394
Depreciation and amortization	2,743	5,657	7,000	10,940
Travel and entertainment	45,459	126,709	105,636	202,252
Legal services	49,275	125,860	66,044	335,784
Cost of underwriting capital	3,200	35,600	49,600	152,600
Other	251,822	475,921	576,764	891,505

Total operating expenses	3,526,238	4,380,577	6,191,077	11,170,413

Operating loss	(1,200,504)	(1,698,248)	(1,729,126)	(3,185,568)

Other income	-	-	-	15,000
Interest income	775	3,745	1,559	4,978
Interest expense	(74,972)	(48,556)	(167,038)	(117,819)
Amortization of debt discount	(34,518)	(28,609)	(74,192)	(56,736)
Loss on early extinguishment of debt	-	-	(293,347)	-
Loss on equity exchange	-	(903,553)	-	(1,086,329)

Net loss	$(1,309,219)	$(2,675,221)	$(2,262,144)	$(4,426,474)

 Total revenues during the second quarter of 2013 decreased by approximately $357,000, or 13% compared to the same period in 2012. The decrease consisted of approximately $362,000 and $785,000 decreases in commissions and investment banking revenues, respectively, partially offset by $702,000 and $88,000 increases in principal transactions and other revenues, respectively.

The 19% increase in other revenues was primarily due to the expansion of our CMAG services as we sponsored more companies in the OTCQX Markets.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Capital raising	$808,332	$1,595,688	$959,967	$3,103,269
Financial advisory	8,328	6,000	101,728	1,119,600

Total investment banking revenue	$816,660	$1,601,688	$1,061,695	$4,222,869

Transaction Volumes:
Public offerings:
Capital underwritten participations	$72,500,000	$21,200,005	$93,500,000	$45,800,005
Number of transactions	3	2	4	4
Private placements:
Capital raised	$41,615,880	$56,000,000	$42,615,880	$183,210,500
Number of transactions	3	4	4	6
Financial advisory:
Transaction amounts	$-	$-	$-	$125,000,000
Number of transactions	-	-	-	6

Investment banking revenue was approximately $817,000 or 35% of total revenues during the second quarter of 2013, representing a 49% decrease from the same quarter in 2012 due to fewer banking transactions being closed as a result of the Company having fewer bankers in 2013. Of the $817,000 investment banking revenue, approximately $344,000 was generated by FEP during the second quarter of 2013.

During the three months ended June 30, 2013, two investment banking clients accounted for more than 10% of our total revenues.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Commissions:
Institutional equities	$1,200,179	$1,561,771	$2,218,360	$2,899,495

Total commission revenue	$1,200,179	$1,561,771	$2,218,360	$2,899,495

Principal transactions:
Customer principal transactions, proprietary trading and market making	$52,943	$(343,289)	$94,511	$(140,171)
Investment portfolio	(285,327)	(591,435)	(59,133)	157,069

Total principal transaction revenue	$(232,384)	$(934,724)	$35,378	$16,898

Transaction Volumes:
Number of shares traded	43,310,020	89,438,110	91,919,750	200,985,601

Commission revenue was approximately $1,200,000 or 52% of total revenue during the second quarter of 2013, representing a $362,000 or 23% decrease from the same period in 2012. The decrease was due to lower trading volume as a result of the Company having fewer sales producers in 2013.

Principal transaction revenue consists of four different activities – customer principal trades, market making, and realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trading basis and as a result, all security positions are marked to fair market values. Returns from market making activities tend to be more volatile than acting as agent or principal for customers. For the three months ended June 30, 2013, principal transaction losses were approximately $232,000, consisting of a $285,000 loss on our investment portfolio, partially offset by a $53,000 gain from customer principal transactions and proprietary trading and market making. For the same period in 2012, principal transaction losses were approximately $935,000, consisting of a $592,000 loss on our investment portfolio and a $343,000 loss from customer principal transactions and proprietary trading and market making.

During the second quarter of 2013 and 2012, there was one brokerage customer that accounted for more than 10% of our total revenue.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

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

The following table sets forth the major components of our compensation and benefits for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Incentive compensation and discretionary bonuses	$1,184,363	$1,605,812	$1,925,855	$3,572,008
Salaries and wages	589,737	714,528	1,126,252	1,442,264
Stock-based compensation	434,464	159,551	569,881	1,876,709
Payroll taxes, benefits and other	194,204	174,763	377,442	489,911

Total compensation and benefits	$2,402,768	$2,654,654	$3,999,430	$7,380,892

Cash compensation and benefits as a percentage of core business revenue	77%	69%	77%	69%

Total compensation and benefits were approximately $2,403,000 and $2,655,000 for the three months ended June 30, 2013 and 2012, respectively, a decrease of approximately $252,000 or 9%. Incentive compensation and discretionary bonuses decreased $421,000 or 26% as a direct result of lower commissions and banking revenues. Salaries and wages decreased $125,000 or 17% due to lower headcounts. As of June 30, 2013 and 2012, the Company had 31 and 35 employees, respectively. Stock-based compensation increased $275,000 or 172% due to a large number of options were granted in June 2013 with immediate vesting. Payroll taxes and benefits’ decrease of $19,000 or 11% directly correlated to lower compensation expenses.

Of the total compensation and benefits for the three months ended June 30, 2013 and 2012, $215,000 and $276,000 were for FEP personnel, respectively.

During the three month ended June 30, 2013, two sales professionals accounted for more than 10% of total revenue (approximately $978,000) and one customer accounted for more than 10% of total revenue (approximately $411,000). During the three month ended June 30, 2012, three sales professionals accounted for more than 10% of total revenue (approximately $1,214,000) and no customer accounted for more than 10% of total revenue.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three months ended June 30, 2013, brokerage and clearing fees remained flat as compared to the same period in 2012.

Professional services expense includes audit, accounting fees and various consulting fees. Professional services expense decreased $109,000 or 59% compared to 2012 primarily due to the fact that there was number of consulting agreements which expired in 2012 and were not renewed.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. Occupancy and equipment expenses decreased $37,000 or 9% compared to 2012 as a result of certain subleases that took effect in 2012.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. Communications and technology expense decreased $33,000 or 13% compared to 2012 due to headcount reduction and cancellation of certain services.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. The expenses were de-minimis in 2013 due to minimal fixed asset additions and the full depreciation of certain assets, reducing the depreciable asset base.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. The decrease of approximately $81,000 or 64% compared to 2012 was due to lower headcount, fewer deals closed and continued cost reduction measures.

Legal services and litigation settlement expenses relate to our ongoing litigations. The decrease of $77,000 or 61% compared to 2012 was due to the fact that most litigation was settled in 2012.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. Costs of underwriting capital decreased $32,000 or 91% compared to 2012 due to the fact that the banking deals closed in the second quarter of 2013 did not require underwriting capital.

The following expenses are included in other operating expenses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Insurance	$130,155	$125,283	$256,900	$251,326
Regulatory & filing fees	49,696	46,775	88,821	108,034
Provision for uncollectible accounts receivable	-	241,386	122,033	280,275
Investor conference	-	-	-	210,317
Other	71,971	62,477	109,010	41,553

Total other operating expenses	$251,822	$475,921	$576,764	$891,505

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses. The decrease of approximately $233,000 or 49% compared to 2012 was mostly due the fact that there was no receivables were reserved for during the second quarter of 2013.

Amortization of Debt Discounts

 We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three months ended June 30, 2013 and 2012, amortizations of debt discounts for the remaining debt and related warrants were $35,000 and $29,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended June 30, 2013 and 2012. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of June 30, 2013, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Total

2013	$1,718,300	$820,056	$394,144	$2,932,500
2014	987,000	960,000	302,450	2,249,450
2015	579,333	960,000	42,410	1,581,743
2016	-	960,000	-	960,000
2017	-	1,018,667	-	1,018,667
Thereafter	-	2,645,333	-	2,645,333
Total Commitments	3,284,633	7,364,056	739,004	11,387,693
Interest	(424,633)	-	-	(424,633)
Net Commitments	$2,860,000	$7,364,056	$739,004	$10,963,060

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of June 30, 2013 and December 31, 2012 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

Based on their evaluation as of June 30, 2013, the principal executive and financial officers of the Company concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013 and based on that evaluation, they concluded that such internal controls and procedures were effective.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleges various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and seeks damages of $7.2 million. MC believes that it has valid defenses and intends to contest these claims vigorously. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. An arbitration hearing was set for August 2012 but was postponed at plaintiff’s request. A new hearing date was set for February 2013 but was postponed at defendant’s request. It is currently scheduled for August 19, 2013. Since the Company believes that the likelihood of an unfavorable outcome in the case is remote, management has not provided an accrual for this lawsuit as of June 30, 2013.

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

Howard v. Chanticleer Holdings, Inc. Et Al

A complaint was filed in federal court for the Southern District of Florida on October 15, 2012 by Francis Howard against Chanticleer Holdings, Inc., certain of its officers, Merriman Capital, Inc., Dawson James Securities, Inc., and Creason & Associates P.L.L.C. Plaintiff alleged violations of the Securities Act of 1933 in connection with a public offering by Chanticleer Holdings, Inc. and sought class action status and unspecified damages. On May 17, 2013 plaintiff agreed to dismiss Merriman Capital, Inc. and Dawson James Securities from the case. On May 22, 2013 the complaint against Merriman Capital, Inc. and Dawson James Securities was dismissed by the Court.

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

We may not be able to continue operating our business

The Company incurred significant losses in the three months ended June 30, 2013 and the year ended December 31, 2012. Even if we are successful in executing our plans, we may not be able to continue sustaining such losses. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

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

The Company recorded net losses of approximately $1,309,000 for the three months ended June 30, 2013 and $6,869,000 for the year ended December 31, 2012. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

The Company significantly reduced the scale of its operations and is executing a new business model. The Company had 35 and 31 employees at January 1, 2012 and June 30, 2013, respectively. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

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

Possible need for additional capital

As of June 30, 2013, the Company had approximately $3.7 million in current assets, $1.6 million in current liabilities and $1.2 million of equity. Additionally, its broker-dealer subsidiary, MC, is required to maintain a minimum level of net capital in order to conduct its business. MC’s excess net capital as of June 30, 2013 was approximately $1,261,000. Given the Company’s history of losses, the market volatility and uncertain business environment, there can be no assurance that the Company will have sufficient capital to achieve its intended business objectives.

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

MERRIMAN HOLDINGS, INC.

August 14, 2013	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

