Form 10-Q
period 2013-09-30
Merriman Holdings, Inc
filed 2013-11-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The number of shares of Registrant’s common stock outstanding as of November 8, 2013 was 121,276,894.

Merriman Holdings, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenues
Commissions	$1,057,800	$1,716,268	$3,276,160	$4,615,763
Principal transactions	(96,157)	(294,326)	(60,779)	(277,428)
Investment banking	484,650	468,010	1,546,344	4,690,879
Advisory and other	483,041	569,555	1,629,559	1,415,138

Total revenues	1,929,334	2,459,507	6,391,284	10,444,352

Operating expenses
Compensation and benefits	1,531,207	2,279,700	5,530,637	9,660,592
Brokerage and clearing fees	95,218	158,199	297,994	438,782
Professional services	113,329	80,726	260,583	535,112
Occupancy and equipment	358,058	420,746	1,051,354	1,307,823
Communication and technology	194,667	240,808	537,942	815,202
Depreciation and amortization	39,899	5,590	46,900	16,530
Travel and entertainment	60,605	104,304	166,241	306,556
Legal services	303,601	159,544	369,645	495,329
Cost of underwriting capital	-	-	49,600	152,600
Other	328,115	9,971	895,618	901,475

Total operating expenses	3,024,699	3,459,588	9,206,514	14,630,001

Operating loss	(1,095,365)	(1,000,081)	(2,815,230)	(4,185,649)

Other income	-	-	-	15,000
Interest income	-	-	1,566	1,763
Interest expense	(81,849)	(64,513)	(248,894)	(179,116)
Amortization of debt discount	(35,370)	(30,290)	(109,561)	(87,027)
Loss on early extinguishment of debt	-	-	(293,347)	-
Loss on equity exchange	-	-	-	(1,086,329)

Net loss before income tax	(1,212,584)	(1,094,884)	(3,465,466)	(5,521,358)
Income tax expense	(2,737)	-	(11,999)	-

Net loss	$(1,215,321)	$(1,094,884)	$(3,477,465)	$(5,521,358)

Basic and diluted net loss per share	$(0.01)	$(0.25)	$(0.04)	$(1.01)

Weighted average number of common shares
Basic and diluted	118,957,830	4,307,809	80,554,586	5,459,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

 MERRIMAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$507,768	$1,316,990
Securities owned
Marketable, at fair value	1,226,946	709,333
Not readily marketable, at estimated fair value	761,287	728,312
Restricted cash	891,828	680,028
Due from clearing broker	168,757	127,702
Accounts receivable, net	564,091	533,606
Prepaid expenses and other assets	493,974	504,920
Capital lease assets, net	327,379	-
Equipment and fixtures, net	9,806	17,647

Total assets	$4,951,836	$4,618,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Accounts payable	$210,914	$271,412
Commissions and bonus payable	122,715	403,978
Accrued expenses and other	522,702	661,144
Deferred rent	455,113	326,832
Deferred revenue	67,010	140,404
Capital lease obligations	348,841	-
Notes payable, net of debt discount	1,244,038	1,205,281
Notes payable to related parties, net of debt discount	1,904,320	2,075,888

Total liabilities	4,875,653	5,084,939

Shareholders’ equity
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of September 30, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 and 23,720,916 shares issued and 0 and 17,001,579 shares outstanding as of September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0	-	1,701
Convertible preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 and 6,825,433 shares issued and 0 and 6,303,799 shares outstanding as of September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0	-	630
Common stock, $0.0001 par value; 300,000,000 shares authorized; 120,943,561 and 5,425,149 shares issued and 120,914,125 and 5,395,713 shares outstanding as of September 30, 2013 and December 31, 2012, respectively	12,095	543
Additional paid-in capital	148,683,949	144,673,121
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(148,394,248)	(144,916,783)

Total shareholders’ equity (deficit)	76,183	(466,401)

Total liabilities and shareholders’ equity	$4,951,836	$4,618,538

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	23,305,378	$2,331	5,425,149	$543	(29,436)	$(225,613)	$144,673,121	$(144,916,783)	$(466,401)

Net loss								(3,477,465)	(3,477,465)
Conversion of Series D Convertible
Preferred Stock to common stock	(17,001,579)	(1,701)	5,802,126	580	-	-	1,121	-	-
Conversion of Series E Convertible
Preferred Stock to common stock	(6,303,799)	(630)	6,303,799	630	-	-	-	-	-
Issuance of restricted common stock and warrants for cash	-	-	63,079,156	6,308	-	-	1,956,067	-	1,962,375
Issuance of restricted common stock and warrants in connection with debt conversion	-	-	40,333,331	4,034	-	-	1,499,314	-	1,503,348
Stock-based compensation	-	-	-	-	-	-	554,326	-	554,326

Balance at September 30, 2013	-	$-	120,943,561	$12,095	(29,436)	$(225,613)	$148,683,949	$(148,394,248)	$76,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,477,465)	$(5,521,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,160	16,530
Amortization of capital leases	21,462	-
Stock-based compensation	554,326	2,049,560
Amortization of debt issuance costs	109,561	87,027
Loss on early extinguishment of debt	293,347	-
Loss on equity exchange	-	1,086,329
Loss on sale of accounts receivable	-	7,000
Provision for uncollectible accounts receivable	152,429	245,275
Securities received for services	(354,087)	(290,767)
Unrealized loss on securities owned	113,683	564,291
Changes in operating assets and liabilities:
Securities owned	(310,182)	713,684
Restricted Cash	(211,800)	-
Due from clearing broker	(41,055)	75,756
Accounts receivable	45,643	(120,510)
Prepaid expenses and other assets	(217,612)	(447,227)
Accounts payable	(60,498)	86,318
Commissions payable	(281,263)	(652,116)
Accrued expenses and other	118,045	(1,485,189)

Net cash used in operating activities	(3,536,306)	(3,585,397)

Cash flows from investing activities:
Sale of note receivable	-	125,000
Sale of accounts receivable	-	500,000
Purchase of equipment and fixtures	(1,319)	(7,897)

Net cash used in investing activities	(1,319)	617,103

Cash flows from financing activities:
Issuance of note receivable	-	(125,000)
Proceeds from issuance of debt	166,028	375,000
Proceeds from issuance of restricted common stock	1,962,375	-
Proceeds from issuance of convertible promissory note	600,000	-
Proceeds from issuance of temporary subordinated borrowings	1,600,000	4,100,000
Repayment of temporary subordinated borrowings	(1,600,000)	(4,100,000)
Proceeds form issuance of preferred stock	-	459,576
Payment of preferred stock dividend	-	(42,061)

Net cash provided by financing activities	2,728,403	667,515

Decrease in cash and cash equivalents	(809,222)	(2,300,779)

Cash and cash equivalents at beginning of the period	1,316,990	4,003,512

Cash and cash equivalents at end of the period	$507,768	$1,702,733

Supplementary disclosure of cash flow information:
Cash paid during the year:
Interest and cost of underwriting capital	$236,027	$268,852

Non-cash financing activities:
Issuance of common stock in connection with debt conversion	$1,210,000	$-
Conversion of Series D Preferred to common stock	$-	$-
Conversion of Series E Preferred to common stock	$-	$-
Warrants issued in connection with debt	$-	$77,792
Property and equipment acquired through capital leases	$327,379	$-

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

2. Liquidity/Going Concern

The Company incurred substantial losses during the first nine months of 2013, having net losses of $3,477,000 and negative operating cash flows of approximately $3,536,000. As of September 30, 2013, the Company had an accumulated deficit of $148,394,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2. Liquidity/Going Concern – continued

On March 28, 2013 and April 26, 2013, the Company issued 60,745,824 shares of common stock at $0.03 per share and 15,186,454 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. (See Note 6)

On September 16, 2013, the Company issued 2,333,332 shares of common stock at $0.06 per share and 583,332 warrants for total proceeds of $140,000.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

3. Summary of Significant Accounting Policies – continued

The table below represents a list of potentially dilutive securities outstanding as of September 30, 2013 and 2012:

	September 30,
	2013	2012
Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	-	6,358,872
Series E convertible preferred stock warrants	3,412,721	3,817,621
Conversion of Series E preferred stock	-	6,825,433
Stock options	12,796,463	3,040,532
Warrants issued in connection with Secured Promissory Notes	492,620	87,720
Warrants issued in connection with recapitalization	35,019,779	-
Other outstanding warrants	759,287	759,286
Potentially dilutive securities oustanding	55,869,547	24,278,141

Adoption of New Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the period, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

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

As of September 30, 2013, the Company held concentrated positions in three securities with total fair values of $1,176,000. The prices of these securities are highly volatile.

As of September 30, 2013, the Company held concentrated positions in accounts receivable with one client which exceeded 10% of total accounts receivable (approximately $80,000).

During the nine months ended September 30, 2013, two sales professionals accounted for more than 10% of total revenue (approximately $2,426,000) and one customer accounted for more than 10% of total revenue (approximately $731,000). During the nine months ended September 30, 2012, one sales professionals accounted for more than 10% of total revenue (approximately $1,670,000) and one customer accounted for more than 10% of total revenue (approximately $1,149,000).

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date.  As of September 30, 2013, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $1,227,000.

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

As of September 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is $283,000.

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

As of September 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $453,000.

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

As of September 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $25,000.

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

As of September 30, 2013, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition was deemed de minimis.

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

                      The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	69 - 372%	156%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	200%	200%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

  MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Fair Value of Assets and Liabilities — continued

                      Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,226,946	$-	$282,897	$1,509,843
Stock warrants	-	-	452,906	452,906
Underwriters' purchase option	-	-	25,187	25,187
Preferred stock	-	-	297	297

Total securities owned	$1,226,946	$-	$761,287	$1,988,233

Liabilities:
Securities sold, not yet purchased	$836	$-	$-	$836

Total fair value liabilities	$836	$-	$-	$836

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three and nine months ended September 30, 2013:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at June 30, 2013	$284,552	$366,149	$28,190	$156	$679,047
Purchases or receipt (a)	-	54,740	-	-	54,740
Gains (losses):
Realized	-	-	-	-	-
Unrealized	(1,655)	32,017	(3,003)	141	27,500
Balance at September 30, 2013	$282,897	$452,906	$25,187	$297	$761,287

Change in unrealized gains
(losses) relating to instruments still held
at September 30, 2013	$(1,655)	$32,017	$(3,003)	$141	$27,500

(a) Includes purchases of securities and securities received for services

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

4. Fair Value of Assets and Liabilities – continued

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2012	$241,767	$468,848	$17,634	$63	$728,312
Purchases or receipt (a)	-	94,741	-	-	94,741
Sales or exercises	-	(40,426)	-	-	(40,426)
Gains (losses):
Realized	-	-	-	-	-
Unrealized	41,130	(70,257)	7,553	234	(21,340)
Balance at September 30, 2013	$282,897	$452,906	$25,187	$297	$761,287

Change in unrealized gains (losses) relating to instruments still held at September 30, 2013	$41,130	$(70,257)	$7,553	$234	$(21,340)

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no transfers between our Level 1, Level 2 and Level 3 classified instruments during the nine months ended September 30, 2013.

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

5. Issuance of Debt

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on November 22, 2013 and September 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principals divided by the price per share paid by the investors in the Qualified Financing. (See Notes 5.a below and Note 6)

Debt Conversion

a.     Conversion of Convertible Secured Promissory Notes

                The March 28, 2013 sale of common stock (see Note 6) was the catalyst to the Qualified Financing, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For every two common shares purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the nine months ended September 30, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

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

For the nine months ended September 30, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

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

On September 26, 2013, the $200,000 note was further extended to mature on March 31, 2014 with the interest rate increased to ten percent (10%) per annum payable at maturity.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note  maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity.

6. Capital Leases

During the third quarter of 2013, the Company entered into certain leases for a portion of its property and equipment with various financing institutions and equipment providers for periods ranging from three to four years.
The following is an analysis of the leased assets included in capital lease assets at September 30, 2013 and 2012.

	September 30,
	2013	2012

Property and equipment	$365,118	$-
Less: accumulated depreciation	(37,739)	-
Capital lease assets, net	$327,379	$-

                Capital lease liabilities to financial institutions and equipment providers are due in monthly installments totaling $10,000, including fixed interest rates varying from 8.00% to 9.00%.  Maturity of the capital leases vary from May 2016 to May 2017.  As of September 30, 2013 and 2012, the outstanding capital lease liabilities were $349,000 and $0, respectively.

                Interests related to these capital leases charged to interest expenses totaled $9,000 and $0, for the nine months ended September 30, 2013 and 2012, respectively.

                The following is a schedule by years of future minimum payments required under the capital leases together with their present value as of September 30, 2013:

Amount

2013	$35,260
2014	119,762
2015	119,762
2016	90,376
2017	26,597
Thereafter	-
Total minimum lease payments	391,757
Less: amount representing interest	(42,916)
Net commitments	$348,841

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

7.  Shareholders’ Equity

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

On September 16, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 2,333,332 common shares at $0.06 per share, resulting in total proceeds to the Company of $140,000. For every four common shares purchased, the investors received a warrant to purchase one share of common stock at $0.08 per share, for a term of five years. A total of 583,332 warrants were issued.

The total proceeds of $140,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $113,000 and $27,000, respectively.

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

8. Stock-based Compensation Expense

Stock Options

The following table is a summary of the Company’s stock option activities for the nine months ended September 30, 2013:

		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2012	3,005,532	$0.76
Granted	9,985,000	0.12
Exercised	-	-
Expired	(194,069)	(0.64)

Outstanding at September 30, 2013	12,796,463	$0.26

Exercisable at September 30, 2013	3,624,233	$0.42

Vested and expected to vest as of September 30, 2013	9,022,446

During the nine months ended September 30, 2013, the Company granted 9,985,000 options to purchase common shares at exercise prices of $0.12 and $0.20. The options vest in 3 and 4 years and have a fair value of $300,000.

Compensation expense for stock options during the nine months ended September 30, 2013 and 2012 was approximately $540,000 and $1,425,000, respectively. As of September 30, 2013, total unrecognized compensation expense related to unvested stock options was approximately $863,000. This amount is expected to be recognized as expense over a weighted-average period of 2.24 years.

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

8. Stock-based Compensation Expense — continued

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

The following table is a summary of the Company's restricted stock activity for the nine months ended September 30, 2013:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of December 31, 2012	257,660	$0.58	$110,794
Granted	-	-
Vested	(4,595)	(2.72)
Cancelled	(250,000)	(0.51)

Balance as of September 30, 2013	3,065	$2.72	$307

Vested and expected to vest as of September 30, 2013	2,943

Compensation expense for restricted stock during the nine months ended September 30, 2013 and 2012 was approximately $14,000 and $625,000, respectively. As of September 30, 2013, total unrecognized compensation expense related to restricted stock was approximately $5,000. This expense is expected to be recognized over a weighted-average period of 0.14 years. There was no restricted stock granted for the nine months ended September 30, 2013.

9. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2013, MC had regulatory net capital, as defined, of approximately $728,000 which exceeded the amount required by approximately $478,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

10. Litigation

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of MC, and David Scott Cacchione (Cacchione), a former retail broker of MC in 2088 and years prior. Del Biaggio and Cacchione pleaded guilty to securities fraud and were subsequently imprisoned. All of these lawsuits have been settled or dismissed. During the quarter ended September 30, 2013 and subsequently, developments in lawsuits against the Merriman Parties in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleged various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and sought damages of $7.2 million. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. In August 2013, the parties entered into a settlement agreement and release, and the case was dismissed. The settlement amount was fully accrued for and included in the consolidated statement of operations for the nine months ended September 30, 2013.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints alleged that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position.  It further alleged that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. In October 2013, the parties entered into a settlement agreement and release, and the case was dismissed.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

11. Related Party Transactions

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Related Party Transactions — continued

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on November 22, 2013 and September 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principals divided by the price per share paid by the investors in the Qualified Financing. (See Note 5)

Secured Promissory Notes

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory notes (the “Secured Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. On September 13, 2013, the Secured Note was extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rate remains unchanged, the Secured Note’s maturity date was extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$200,000	$66,667	$133,333

On September 26, 2013, the $200,000 note was further extended to mature on March 31, 2014 with the interest rate increased to ten percent (10%) per annum payable at maturity.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note  maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity.

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

For the nine months ended September 30, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

11. Related Party Transactions — continued

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

For the nine months ended September 30, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

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

12. Segment Reporting

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

MERRIMAN HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED
(unaudited)

12. Segment Reporting — continued

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
MC	$1,034,487	$1,706,682	$3,987,787	$8,054,476
FEP	417,344	233,833	835,012	1,125,469
CMAG	477,508	515,972	1,569,666	1,233,552
Total segment revenues	1,929,339	2,456,487	6,392,465	10,413,497
Consolidation items and elimination	(6)	3,020	(1,181)	30,855
Consolidated revenues	$1,929,333	$2,459,507	$6,391,284	$10,444,352

Segment loss
MC	$(1,194,186)	$(1,471,808)	$(3,950,159)	$(5,023,782)
FEP	105,389	23,383	276,811	110,192
CMAG	245,338	437,416	1,126,014	744,412
Total segment loss	(843,459)	(1,011,009)	(2,547,334)	(4,169,178)
Consolidation items and elimination	(369,125)	(83,875)	(918,132)	(1,352,180)
Consolidated net loss before income taxes	$(1,212,584)	$(1,094,884)	$(3,465,466)	$(5,521,358)

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

We are headquartered in San Francisco, CA with an additional office in New York, NY. As of September 30, 2013, we had 30 employees.

Executive Summary

Our total revenues were approximately $1,929,000 and $6,391,000 for the three and nine months ended September 30, 2013, representing a 21% and 39% decrease over the same period in 2012. The decrease was primarily due to the Company’s reorganizing and repositioning of its business segments, including the discontinuance of certain non-profitable businesses and reduction in force.

For the three and nine months ended September 30, 2013, commission revenues decreased 38% and 29% year-over-year, respectively, due to fewer sales producers in 2013. Principal transactions decreased 67% and 78%, respectively, from the same periods in 2012 primarily due to market volatility. Investment banking revenues for the same periods increased 4% and decreased 67% year over year, respectively, due to fewer banking transactions being closed as a result of market condition and the Company having fewer bankers. For the nine months ended September 30, 2013, due to the Company’s repositioning its business model to focus on capital markets advisory and platform revenue model, we saw a 15% increase in advisory and other revenues, respectively.

For the three and nine months ended September 30, 2013, net loss was approximately $1,215,000 and $3,477,000 or $0.01 and $0.04 per share, respectively. Net loss for the three and nine months ended September 30, 2013 included stock based compensation expenses of approximately ($22,000) and $548,000, respectively.

For the three and nine months ended September 30, 2012, net loss was approximately $1,095,000 and $5,521,000 or $0.25 and $1.01 per share, respectively. Net loss for the three months ended September 30, 2012 included stock based compensation expense of approximately $172,000. Net loss for the nine months ended September 30, 2012 included stock based compensation expense and loss on equity exchange of approximately $2,048,000 and $1,086,000, respectively.

Liquidity/Going Concern

The Company incurred substantial losses during the first nine months of 2013, having net losses of $3,477,000 and negative operating cash flows of approximately $3,536,000. As of September 30, 2013, the Company had an accumulated deficit of $148,394,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013 and April 26, 2013, the Company issued 60,745,824 shares of common stock at $0.03 per share and 15,186,454 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. On September 16, 2013, the Company issued 2,333,332 shares of common stock at $0.06 per share and 583,332 warrants for total proceeds of $140,000.

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Revenues
Commissions	$1,057,800	$1,716,268	$3,276,160	$4,615,763
Principal transactions	(96,157)	(294,326)	(60,779)	(277,428)
Investment banking	484,650	468,010	1,546,344	4,690,879
Advisory and other	483,041	569,555	1,629,559	1,415,138

Total revenues	1,929,334	2,459,507	6,391,284	10,444,352

Operating expenses
Compensation and benefits	1,531,207	2,279,700	5,530,637	9,660,592
Brokerage and clearing fees	95,218	158,199	297,994	438,782
Professional services	113,329	80,726	260,583	535,112
Occupancy and equipment	358,058	420,746	1,051,354	1,307,823
Communication and technology	194,667	240,808	537,942	815,202
Depreciation and amortization	39,899	5,590	46,900	16,530
Travel and entertainment	60,605	104,304	166,241	306,556
Legal services	303,601	159,544	369,645	495,329
Cost of underwriting capital	-	-	49,600	152,600
Other	328,115	9,971	895,618	901,475

Total operating expenses	3,024,699	3,459,588	9,206,514	14,630,001

Operating loss	(1,095,365)	(1,000,081)	(2,815,230)	(4,185,649)

Other income	-	-	-	15,000
Interest income	-	-	1,566	1,763
Interest expense	(81,849)	(64,513)	(248,894)	(179,116)
Amortization of debt discount	(35,370)	(30,290)	(109,561)	(87,027)
Loss on early extinguishment of debt	-	-	(293,347)	-
Loss on equity exchange	-	-	-	(1,086,329)

Net loss before income tax	(1,212,584)	(1,094,884)	(3,465,466)	(5,521,358)
Income tax expense	(2,737)	-	(11,999)	-

Net loss	$(1,215,321)	$(1,094,884)	$(3,477,465)	$(5,521,358)

For the three and nine months ended September 30, 2013, total revenues decreased by approximately $530,000 and $4,053,000, or 21% and 39% as compared to the same periods in 2012, respectively.

For the three months ended September 30, 2013, the $530,000 decrease consisted of approximately $658,000 and $87,000 decreases in commissions and advisory and other revenues, respectively, partially offset by $198,000 and $17,000 increases in principal transactions and investment banking revenues, respectively. For the nine months ended September 30, 2013, the $4,053,000 decrease consisted of approximately $1,340,000 and $3,144,000 decreases in commissions and investment banking revenues, respectively, partially offset by $217,000 and $214,000 increases in principal transactions and other revenues, respectively.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Capital raising	$355,150	$336,843	$1,315,116	$3,440,112
Financial advisory	129,500	131,167	231,228	1,250,767

Total investment banking revenue	$484,650	$468,010	$1,546,344	$4,690,879

Transaction Volumes:
Public offerings:
Capital underwritten participations	$-	$8,550,000	$93,500,000	$54,350,005
Number of transactions	-	1	4	5
Private placements:
Capital raised	$2,384,120	$89,000,000	$55,000,000	$272,210,500
Number of transactions	2	1	6	7
Financial advisory:
Transaction amounts	$-	$-	$-	$125,000,000
Number of transactions	3	1	3	7

For the three and nine months ended September 30, 2013, investment banking revenues were approximately $485,000 and  $1,546,000 or 25% and 24% of total revenues, representing a 4% increase and 67% decrease from the same periods in 2012, respectively. The slight 4% increase was due to the timing of the deal closing whereas the 67% decrease was due to the Company completing fewer deals in 2013 as a direct result of market conditions and the Company having fewer bankers in 2013.

For the three and nine months ended September 30, 2013, investment banking revenues generated by FEP associates were $234,000 and $805,000, respectively.

During the three and nine months ended September 30, 2013, there was no investment banking client who accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Commissions:
Institutional equities	$1,057,800	$1,716,268	$3,276,160	$4,615,763
Total commission revenue	$1,057,800	$1,716,268	$3,276,160	$4,615,763

Principal transactions:
Customer principal transactions, proprietary
trading and market making	$(72,904)	$10,179	$21,607	$(129,993)
Investment portfolio	(23,253)	(304,505)	(82,386)	(147,435)

Total principal transaction revenue	$(96,157)	$(294,326)	$(60,779)	$(277,428)

Transaction Volumes:
Number of shares traded	57,653,829	93,801,235	149,573,579	294,786,836

For the three and nine months ended September 30, 2013, commission revenues were approximately $1,058,000 and $3,276,000 or 55% and 51% of total revenue, respectively, representing a $658,000 and $1,340,000 or 38% and 29% decrease from the same periods in 2012, respectively. The decreases were due the Company having fewer sales producers in 2013 and hence lower trading volume.

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

For the three months ended September 30, 2013, principal transaction losses were approximately $96,000 which consisted of  a $23,000 loss on our investment portfolio and a $73,000 loss from customer principal transactions and proprietary trading and market making. For the nine months ended September 30, 2013, principal transaction losses were approximately $61,000 which consisted of  a $83,000 loss on our investment portfolio, partially offset by a $22,00 gain from customer principal transactions and proprietary trading and market making.

During the three and nine months ended September 30, 2013, there was one brokerage customer that accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Incentive compensation and discretionary bonuses	$954,005	$1,193,571	$2,879,860	$4,765,579
Salaries and wages	459,688	710,649	1,585,941	2,152,912
Stock-based compensation	(21,682)	171,604	548,198	2,048,313
Payroll taxes, benefits and other	139,196	203,876	516,638	693,788

Total compensation and benefits	$1,531,207	$2,279,700	$5,530,637	$9,660,592

Cash compensation and benefits as a
percentage of core business revenue	77%	77%	77%	71%

For the three months ended September 30, 2013 and 2012,  total compensation and benefits were approximately $1,531,000 and $2,280,000, respectively, a decrease of approximately $748,000 or 33%. Incentive compensation and discretionary bonuses decreased $239,000 or 20% as a direct result of lower commissions and banking revenues. Salaries and wages decreased $251,000 or 35% due to lower headcounts and more employees are commissioned based. Stock-based compensation decreased $193,000 or 113% due to a large number of options were granted in June 2013 with immediate vesting. Payroll taxes and benefits’ decrease of $65,000 or 32% directly correlated to lower compensation expenses.

For the nine months ended September 30, 2013 and 2012, total compensation and benefits were approximately $5,531,000 and $9,661,000, respectively, a decrease of approximately $4,130,000 or 43%. Incentive compensation and discretionary bonuses decreased $1,886,000 or 40% as a direct result of lower commissions and banking revenues. Salaries and wages decreased $567,000 or 26% due to lower headcounts and more employees are commissioned based. Stock-based compensation decreased $1,500,000 or 73% due to the $1,075,000 option forfeiture charge expense in 2012. Payroll taxes and benefits’ decrease of $177,000 or 26% directly related to lower compensation expenses.

                As of September 30, 2013 and 2012, the Company had 30 and 35 employees, respectively.

For the three and nine months ended September 30, 2013, of the total compensation and benefits, $312,000 and $558,000 were for FEP associates, respectively.  For the three and nine months ended September 30, 2012, the amounts were $210,000 and $1,013,000 respectively.

During the three and nine months ended September 30, 2013, one and two sales professionals accounted for more than 10% of total revenue (approximately $684,000 and $2,426,000, respectively) and one customer accounted for more than 10% of total revenue (approximately $217,000 and $731,000, respectively). During the three and nine months ended September 30, 2012, three and one sales professionals accounted for more than 10% of total revenue (approximately $1,545,000 and $1,670,000, respectively) and no customer accounted for more than 10% of total revenue.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three and nine months ended September 30, 2013, brokerage and clearing fees decreased $63,000 and $141,000 or 40% and 32%, respectively, as compared to the same periods in 2012 due to reduction in trading volume.

Professional services expense includes audit, accounting fees and various consulting fees. For the three months ended September 30, 2013, professional services expense increased $33,000 or 40% as compared to the same period in 2012 due to the Company using outside consultants to upgrade its computer and phone systems. For the nine months ended September 30, 2013, professional services expense decreased $275,000 or 51% as compared to the same period in 2012 primarily due to a number of consulting agreements expiring in 2012 which more than offset the increase in the three months ended September 30, 2013.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three and nine months ended September 30, 2013, occupancy and equipment expenses decreased $63,000 and $256,000 or 15% and 20%, respectively, as compared to the same periods in 2012 due to more subtenants being procured.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the three and nine months ended September 30, 2013, communications and technology expense decreased $46,000 and $277,000 or 19%, respectively, as compared to the same periods in 2012 due to headcount reduction and cancellation of certain services as part of the Company’s cost reduction measures.

  Depreciation and amortization expenses relate to the depreciation of our fixed assets and amortization of leasehold improvements and are mostly fixed in nature. For the three and nine months ended September 30, 2013, depreciation expenses increased $34,000 and $30,000, respectively, as compared to the same periods in 2012 due to certain capital leases were entered into during the third quarter of 2013. Depreciation expenses in 2012 were de-minimis since the majority of the fixed assets were fully depreciated and the additions were minimal, thus significantly reducing the depreciable asset base.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three and nine months ended September 30, 2013, travel and entertainment expenses decreased approximately $44,000 and $140,000 or 42% and 46%, respectively, as compared to the same periods in 2012 due to lower headcount, fewer deals closed and continued cost reduction measures.

Legal services and litigation settlements relate to our ongoing litigations. For the three months ended September 30, 2013, legal services and litigation settlements increased $144,000 and decreased $126,000 or 90% and 25%, respectively, as compared to the same periods in 2012 due to a settlement reached in August 2013, more than offset by reduction in legal fees since the number of litigations had significantly decreased.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the three months ended September 30, 2013, no costs of underwriting capital were incurred due to the fact that the banking deals closed did not require underwriting capital. For the nine months ended September 30, 2013, costs of underwriting capital decreased $103,000 or 68% as compared to the same period in 2012 due to fewer banking deals closed and of the deals closed, fewer required underwriting capital

The following expenses are included in other operating expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Insurance	$130,170	$126,980	$387,070	$378,306
Regulatory & filing fees	35,527	48,945	124,348	156,978
Provision for uncollectible accounts receivable	106,525	(35,000)	228,558	245,275
Investor conference	-	-	-	210,317
Recruiting	9,000	-	9,000	(111,500)
Other	46,893	(130,954)	146,642	22,099

Total other operating expenses	$328,115	$9,971	$895,618	$901,475

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses.

For the three months ended September 30, 2013, other operating expenses increased $318,000 as compared to the same period in 2012 due to a $140,000 increase in write-off of receivables deemed uncollectible and a $178,000 increase in miscellaneous other expenses. For the nine months ended September 30, 2013, other operating expenses decreased $6,000 as compared to the same period in 2012 due to (i) a $120,000 increase in recruiting due to a reversal of the fees in 2012, (ii) a $125,000 increase in miscellaneous other expenses, mostly offset by (iii) a $210,000 decrease in investor conference due to the fact that no conference was held in 2013, and (iv) a $41,000 decrease in insurance, regulatory & filing fees and provision for uncollectible accounts receivable.

Amortization of Debt Discounts

 We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three and nine months ended September 30, 2013, amortizations of debt discounts for the remaining debt and related warrants were $35,000 and $110,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three and nine months ended September 30, 2013. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of September 30, 2013, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes	Office	Operating
	Payable	Leases	Leases	Total

2013	$444,837	$406,028	$127,400	$978,265
2014	2,428,564	960,000	302,400	3,690,964
2015	579,333	960,000	42,400	1,581,733
2016	-	960,000	-	960,000
2017	-	1,018,667	-	1,018,667
Thereafter	-	2,645,333	-	2,645,333
Total Commitments	3,452,734	6,950,028	472,200	10,874,962
Interest	(225,106)	-	-	(225,106)
Net Commitments	$3,227,628	$6,950,028	$472,200	$10,649,856

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of September 30, 2013 and December 31, 2012 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

Based on their evaluation as of September 30, 2013, the principal executive and financial officers of the Company concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013 and based on that evaluation, they concluded that such internal controls and procedures were effective.

Changes in Internal Controls

Except as otherwise discussed above, there have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and MC (collectively, “Merriman Parties”), in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of MC, and David Scott Cacchione (Cacchione), a former retail broker of MC in 2088 and years prior. Del Biaggio and Cacchione pleaded guilty to securities fraud and were subsequently imprisoned. All of these lawsuits have been settled or dismissed. During the quarter ended September 30, 2013 and subsequently, developments in lawsuits against the Merriman Parties in connection with Cacchione’s activities are as follows:

Trustee for the Bankruptcy estates of William James “Boots” Del Biaggio and BDB Management, LLC v. Merriman Capital, Inc. and D. Jonathan Merriman

On September 2, 2011, a complaint was filed in FINRA arbitration against MC and D. Jonathan Merriman by the bankruptcy estates of William James “Boots” Del Biaggio III and BDB Management, LLC. The complaint alleged various causes of action arising from alleged unauthorized trading and cross collateralization in plaintiff’s accounts at MC and sought damages of $7.2 million. On November 2, 2011, MC filed an answer to the complaint on its behalf and D. Jonathan Merriman’s, denying the allegations and asserting, among other things, the right to set off damages caused to the Merriman Parties by Del Biaggio, who is currently serving an eight year sentence in federal prison for fraud, in an amount well in excess of plaintiff’s alleged damages. In August 2013, the parties entered into a settlement agreement and release, and the case was dismissed. The settlement amount was fully accrued for and included in the consolidated statement of operations for the nine months ended September 30, 2013.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California by Henry Khachaturian in January 2011, by Chuck Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs. Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints alleged that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which MC held a position. It further alleged that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. In October 2013, the parties entered into a settlement agreement and release, and the case was dismissed.

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

We may not be able to continue operating our business

The Company incurred significant losses in the nine months ended September 30, 2013 and the year ended December 31, 2012. Even if we are successful in executing our plans, we may not be able to continue sustaining such losses. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years.

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

The Company recorded net losses of approximately $1,215,000 and $3,477,000 for the three and nine months ended September 30, 2013, respectively, and $6,869,000 for the year ended December 31, 2012. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods.

Reduced scale of operations and revenues, and changes to business plan

The Company significantly reduced the scale of its operations and is executing a new business model. The Company had 35 and 30 employees at January 1, 2012 and September 30, 2013, respectively. The historical business of the firm is outlined in our prior filings with the SEC. There is a risk that the firm will not be able to achieve profitability with this reduced level of productive personnel.

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

  Possible need for additional capital

As of September 30, 2013, the Company had approximately $3.7 million in current assets, $2.4 million in current liabilities and $0.1 million of equity. Additionally, its broker-dealer subsidiary, MC, is required to maintain a minimum level of net capital in order to conduct its business. MC’s excess net capital as of September 30, 2013 was approximately $478,000. Given the Company’s history of losses, the market volatility and uncertain business environment, there can be no assurance that the Company will have sufficient capital to achieve its intended business objectives.

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

MERRIMAN HOLDINGS, INC.

November 14, 2013	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

