Form 10-K
period 2013-12-31
Merriman Holdings, Inc
filed 2014-03-31
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number 001-15831

MERRIMAN HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	11-2936371
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

250 Montgomery Street, 16th Floor

San Francisco, CA 94104

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No  ☒

The aggregate market value of the 120,914,125 shares of common stock of the Registrant issued and outstanding as of September 30, 2013, the last business day of the registrant’s most recently completed third fiscal quarter, was $12,091,413. This amount is based on the closing price of the common stock on OTCQX of $0.10 per share on September 30, 2013.

The number of shares of Registrant’s common stock outstanding as of March 24, 2014 was 125,059,053.

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

PART I

Item 1. Business

Overview

Merriman Holdings, Inc. and subsidiaries (the Company) is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer whose clients are fast growing public and private companies and the entrepreneurs who manage those companies. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We recognize that there is an opportunity to build an institutional quality, fully compliant platform to streamline the incredibly inefficient process of fundraising for and advising emerging companies. In the fourth quarter, we launched the Digital Capital Network, an online capital marketplace. We are now a financial technology company focused on taking a significant role in changing how high growth emerging public and private companies are funded.

We are headquartered in San Francisco, with an additional office in New York, NY. As of December 31, 2013, we had 29 employees.

Liquidity/Going Concern

The Company incurred substantial losses in 2013 and 2012, having net losses of $3,992,000 and $6,869,000, and negative operating cash flows of $2,835,000 and $4,971,000 in 2013 and 2012, respectively. As of December 31, 2013, the Company had an accumulated deficit of $148,909,000 and a shareholders’ deficit of $147,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013 and April 26, 2013, the Company issued an aggregate of 60,745,824 shares of common stock at $0.03 per share and 15,186,449 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. (See Note 6) Also, on March 28, 2013, 17,001,579 shares of Series D Convertible Preferred Stock and 6,303,799 shares of Series E Convertible Preferred Stock were converted into 5,802,126 and 6,303,799 shares of common stock, respectively.

On September 16, 2013, the Company issued 2,333,332 shares of common stock at $0.06 per share and 583,332 warrants for total proceeds of $140,000. On November16, 2013 and December 15, 2013, the Company issued an aggregate of 666,666 shares of common stock at $0.06 per share and 166,666 warrants for total proceeds of $40,000. On March 12, 2014, the Company issued 833,333 shares of common stock at $0.06 per share and 208,333 warrants for total proceeds of $50,000.

Principal Services

Our investment banking /broker-dealer subsidiary provides four distinctive lines of business: investment banking, institutional brokerage, capital markets advisory and financial entrepreneur platform. We also provide limited research-based financial services to companies with market capitalization up to $1 billion, which we believe is an under-served sector in the financial services industry.

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

Corporate Finance – Our corporate finance practice advises on and structures capital raising solutions for our corporate clients through public and private offerings primarily of equity and convertible debt securities. Our focus is to provide fast-growing companies with necessary capital to bring them to the next level of growth. We offer a wide range of financial services designed to meet the needs of fast-growing companies, including initial public offerings, secondary offerings and private placements. Our equity capital markets team executes securities underwriting offerings, assists clients with investor relations advice and introduces companies seeking to raise capital to investors who we believe will be supportive, long-term investors. Additionally, we draw upon our extensive connections throughout the financial and corporate world, expanding the available options to our corporate clients.

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

We provide integrated research and trading solutions centered on assisting our institutional clients in investing profitably, to grow their portfolios and ultimately their businesses. We understand the importance of building long-term relationships with our clients who look to us for the professional resources and relevant expertise to provide solutions for their specific situations. We believe it is important for us to assist public companies early in their corporate life cycles. We strive to provide unique investment opportunities in fast-growing, relatively undiscovered companies and to help our institutional clients to execute trades efficiently, timely and accurately.

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

Trading – Our trading professionals facilitate liquidity discovery in equity securities. We make markets in securities traded on the NASDAQ Stock Market, OTCQX, other stock exchanges and electronic communication networks, and service the trading desks of institutions in the United States. Our trading professionals have direct access to the major stock exchanges, including the NASDAQ Stock Market, the New York Stock Exchange and the American Stock Exchange.

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

Segment Reporting

Currently, the Company’s business results are categorized into three operating segments: MC, Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG). FEP is an investment banking division assisting corporate issuers in raising capital through a network of independent investment bankers. CMAG is its capital market advisory services assisting clients to obtain listing on OTCQX, a tier of Pink Sheets. The Company recognizes revenues earned by FEP on a gross basis in accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by FEP.

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

We may not be able to continue operating our business

The Company incurred significant losses in 2013 and 2012. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2013. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years. If operating conditions worsen in 2014 or if the Company receives material adverse judgments in its pending litigations, we may not have the resources to meet our financial obligations. If the Company is not able to continue in business, the entire investment of our common shareholders may be at risk, and there can be no assurance that any proceeds shareholders would receive in liquidation would be equal to their investment in the Company, or even that shareholders would receive any proceeds in consideration of their common stock.

Prior claims on assets in liquidation

There can be no assurance that there will be any proceeds available in liquidation for our common shareholders after payments to holders of our Secured Promissory Notes and Unsecured Promissory Notes.

Common shareholders may receive nothing in liquidation or receive much less than they would if there were no Secured Promissory Notes and Unsecured Promissory Notes outstanding.

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

Our business and prospects increasingly rely on new business lines and new ways of doing business.

Our business and financial prospects rely in part on new and unproven business lines and ways of doing business, including the Digital Capital Network. Since they are new, it may be difficult to evaluate prospects for future business from such sources. Any failure of such business lines and ways of doing business to evolve in the manner expected could adversely affect our stock price, financial condition and prospects. An increasing percentage of our revenue producers are independent contractors rather than employees of the Company. Such contractors may be more likely to sever their relationships with the Company than the employees we have typically relied on in the past, and if they do so, they may be more likely to take important client relationships with them. Furthermore, such contractors may work more independently from the Company than employees typically have and may be more likely to work from remote locations rather than from the Company’s two office locations. These factors may increase the risk of claims and litigation arising from the actions of such independent contractors.

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

Our ability to retain our professionals and recruit additional professionals is critical to the success of our business, and our failure to do so could materially adversely affect our reputation, business, and results of operations.

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly D. Jonathan Merriman, our Co-Founder and Chief Executive Officer of Merriman Holdings, Inc., and the other senior professionals. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We face intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds, and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research, and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Merriman or any other senior professional who manages substantial client relationships and possesses substantial experience and expertise, could impair our ability to secure or successfully complete engagements, or protect our market share, each of which, in turn, could materially adversely affect our business and results of operations.

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

Historically, the industry has been able to attract and retain investment banking, research, and sales and trading professionals in part because the business models have provided for lucrative compensation packages. Compensation and benefits are our largest expenditure and the variable compensation component, or bonus, has represented a significant proportion of this expense. The Company’s bonus compensation is discretionary. For 2013, the potential pool was determined by a number of components including revenue production, key operating milestones, and profitability. There is a potential, in order to ensure retention of key employees, that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses.

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

We are a small investment bank with 29 employees as of December 31, 2013 and revenues of approximately $10 million in 2013. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach, have more established relationships with clients than we have, and some operate under less restrictive capital requirements. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

The Company recorded net losses of $3,392,000 and $6,869,000 for the years ended December 31, 2013 and 2012. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

In the last decade, the U.S. financial markets have experienced tremendous volatility and uncertainty. Several mortgage-related financial institutions and large, reputable investment banks were not able to continue operating their businesses. In the event that the securities and financial industries face similar or greater volatility, there can be no assurance that we will be able to continue our operations.

Employee misconduct could harm us and is difficult to detect and deter.

There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years. There is potential risk that employee misconduct could occur at our Company. For example, misconduct by employees could involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm to us. It is not always possible to deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in all cases and we may suffer significant reputation harm for any misconduct by our employees.

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

Risks Related to Ownership of Our Common Stock

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

The table below represents a list of potentially dilutive securities outstanding as of March 24, 2014:

	December 31,
	2013	2012

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	-	5,802,126
Series E convertible preferred stock warrants	3,412,721	3,817,621
Conversion of Series E preferred stock	-	6,303,799
Stock options	12,796,463	3,005,532
Warrants issued in connection with secured promissory notes	492,620	87,720
Other outstanding warrants	35,945,732	759,286
Potentially dilutive securities oustanding	56,036,213	23,164,761

In addition to the potentially dilutive securities listed above, the total number of common shares outstanding as of March 24, 2014 was 125,059,053.

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

Our executive officers and directors, and entities affiliated with them, currently control approximately 52% of our outstanding common stock including exercise of their options and associated warrants. These shareholders, if they act together, will be able to exercise substantial influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of us and might affect the market price of our common stock.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, all of our real estate properties are leased. Our principal offices are located in San Francisco, CA and New York City, NY. We believe the facilities we are now using are adequate and suitable for business requirements.

Item 3. Legal Proceedings

Del Biaggio/Cacchione Matters (settled of dismissed)

A number of lawsuits were filed against the Company and the Parent (collectively, “Merriman Parties”) in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company, and David Scott Cacchione (Cacchione), a former retail broker of the Company from 2006 to 2008. Del Biaggio and Cacchione pleaded guilty to securities fraud and were subsequently imprisoned. As of December 31, 2013, all of these lawsuits have been settled or dismissed.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc. (settled or dismissed)

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Charles Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants, the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints alleged that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleged that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. In October 2013, the parties entered into a settlement agreement and release, and the case was dismissed.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the OTCQX, where it currently trades under the symbol “MERR.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low

2013
Fourth Quarter	$0.15	$0.06
Third Quarter	0.20	0.10
Second Quarter	0.28	0.09
First Quarter	0.26	0.05

2012
Fourth Quarter	$0.54	$0.06
Third Quarter	0.62	0.32
Second Quarter	0.91	0.52
First Quarter	0.75	0.39

The closing sale price for the common stock on March 24, 2014 was $0.13. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A – “Risk Factors.”

According to the records of our transfer agent, we had 658 shareholders of record as of December 31, 2013. Since many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2013.

Number of
	Number of		Securities
	Securities to	Weighted-	Remaining
	be Issued	Average	Available
	Upon	Exercise	For Future
	Exercise of	Price of	Issuance
	Outstanding	Outstanding	Under Equity
	Options and	Options and	Compensation
Plan Category	Warrants	Warrants	Plans

Equity compensation plans approved by shareholders:
2001 Stock Option and Incentive Plan	-	-	-
2003 Stock Option and Incentive Plan	82,066	5.48	-
2009 Stock Incentive Plan	83,480	2.02	-
2012 Stock Option and Incentive Plan	12,608,436	0.21	2,254,127
2006 Directors’ Stock Option and Incentive Plan	14,118	3.01	-

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

Overview

 Merriman Holdings, Inc. and subsidiaries (the Company) is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer whose clients are fast growing public and private companies and the entrepreneurs who manage those companies. MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We recognize that there is an opportunity to build an institutional quality, fully compliant platform to streamline the incredibly inefficient process of fundraising for and advising emerging companies. In the fourth quarter, we launched the Digital Capital Network, an online capital marketplace. We are now a financial technology company focused on taking a significant role in changing how high growth emerging public and private companies are funded.

We are headquartered in San Francisco, with an additional office in New York, NY. As of December 31, 2013, we had 29 employees.

Executive Summary

 Our total revenues in 2013 decreased 23% to approximately $9,960,000 due to a 32% and 28% decrease in our commission and investment banking revenues, respectively, partially offset by a 60% and 11% increase in our principal transaction revenue and capital markets advisory fees, respectively. Net loss for 2013 was 42% less than that of 2012. Our net cash used in operating activities decreased by approximately $2,096,000 primarily due to a reduction in net operating loss.

Commissions – Commission revenue from institutional brokerage business decreased by 32% to $4,202,000 in 2013 from $6,200,000 in 2012. The decrease was primarily because we had fewer producers in 2013. The brokerage business continues to face increasing challenges, including the proliferation of electronic communication networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals.

Principal Transactions – Principal transactions resulted in a $215,000 loss in 2013, 60% less than the $535,000 loss in 2012 mostly due to market performance. Principal transaction revenue consists of customer principal trades, profits from our market making and proprietary trading activities, and unrealized gain/(loss) on trading inventory and securities received in connection with certain investment banking transactions.

Our marketable security positions are accounted for on a trade date basis and marked to market value daily. Returns from market making and proprietary trading activities tend to be more volatile than those from customer agency and principal activities.

Investment Banking – Our investment banking revenues, including FEP’s, decreased 28% to $3,887,000 in 2013 from $5,372,000 in 2012. The decrease is comprised of a $1,985,000 or 51% decrease in investment banking revenues partially offset by a $500,000 or 34% increase in FEP’s revenues. Decrease in investment banking revenues was primarily due to the decrease in number of deals closed. There was only one large deal (over $250,000 in fees and excluding FEP’s) closed in 2013 versus 4 in 2012.

Other Revenues – During 2007, MC began offering services to sponsor companies on the Domestic and International OTCQX markets. This offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. MC was the first U.S. investment bank to achieve DAD and PAL designations. Revenues earned from these activities increased 11% to $2,086,000 in 2013 from $1,882,000 in 2012..

Employees –At December 31, 2013 and 2012, the Company had 29 and 32 employees, respectively.

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

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

Revenues
Commissions	$4,201,980	$6,199,912
Principal transactions	(215,347)	(535,458)
Investment banking	3,887,147	5,372,046
Advisory and other	2,086,127	1,882,485

Total revenues	9,959,907	12,918,985

Operating expenses
Compensation and benefits	8,024,014	12,084,591
Brokerage and clearing fees	440,098	593,681
Professional services	383,989	599,121
Occupancy and equipment	1,385,377	1,673,686
Communications and technology	727,286	1,084,234
Depreciation and amortization	82,664	20,787
Travel and entertainment	231,122	401,860
Legal services and litigation settlement expense	520,200	427,023
Cost of underwriting capital	49,600	197,600
Other	1,345,572	1,261,417

Total operating expenses	13,189,922	18,344,000

Operating loss	(3,230,015)	(5,425,015)

Other income	-	15,000
Interest expense	(340,381)	(250,194)
Amortization of debt discount	(128,326)	(122,742)
Loss on early extinguishment of debt	(293,347)	-
Loss on equity exchange	-	(1,086,329)

Net loss	(3,992,069)	(6,869,280)
Preferred stock cash dividend	-	(42,061)

Net loss attributable to common shareholders	$(3,992,069)	$(6,911,341)

 Our total revenues in 2013 decreased 23% to approximately $9,960,000 due to a 32% and 28% decrease in our commission and investment banking revenues, respectively, partially offset by a 60% and 11% increase in our principal transaction revenue and capital markets advisory fees, respectively.

Investment Banking Revenue

Our investment banking activity includes the following:

•	Capital Raising - Capital raising includes private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory - Financial advisory includes advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenue and transaction volumes from our investment banking activities for the years ended December 31:

	2013	2012
Revenue:
Capital raising	$3,196,419	$4,082,279
Financial advisory	690,728	1,289,767

Total investment banking revenue	$3,887,147	$5,372,046

Transaction Volumes:
Public offerings:
Capital underwritten participations	$93,500,000	$54,350,005
Number of transactions	4	5
Private placements:
Capital raised	$159,180,000	$288,460,500
Number of transactions	14	10
Financial advisory:
Transaction amounts	$-	$125,000,000
Number of transactions	3	7

Our investment banking revenues, including FEP’s, decreased 28% to $3,887,000 in 2013 from $5,372,000 in 2012. The decrease is comprised of a $1,985,000 or 51% decrease in investment banking revenues partially offset by a $500,000 or 34% increase in FEP’s revenues. Decrease in investment banking revenues was primarily due to the decrease in number of deals closed and our strategic shift to having FEP become our core banking revenue. There was only one large deal (over $250,000 in fees and excluding FEP’s) closed in 2013 versus 4 in 2012. As a percentage of total revenues, investment banking revenues, including FEP’s, contributed 39% in 2013 comparing to 42% in 2012.

During the years ended December 31, 2013 and 2012, no one single investment banking client accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and losses and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading operations:

	2013	2012

Commissions:
Commissions on institutional equities	$4,201,980	$6,199,912

Principal transactions:
Customer principal transactions, proprietary trading and market making	$67,313	$(171,160)
Investment portfolio	(282,660)	(364,298)

Total principal transaction revenue	$(215,347)	$(535,458)

Transaction Volumes:
Number of shares traded	271,991,648	359,157,876

Commission revenue was approximately $4,202,000 or 42% of total revenue in 2013, representing a $1,998,000 or 32% decrease from that in 2012. The decrease was primarily due to lower trading volume as a result of the Company having fewer sales producers in 2013, as well as the dramatic overall decline in equity trading volumes in the U.S.

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

For 2013, principal transaction losses were approximately $215,000, consisting of a $283,000 net loss on our investment portfolios and a $116,000 net loss in proprietary trading and market making, partially offset by a $184,000 gain from customer principal transactions. For 2012, principal transaction losses were approximately $535,000, consisting of a $364,000 net loss on our investment portfolios and a $926,000 net loss in proprietary trading and market making, partially offset by a $755,000 gain from customer principal transactions.

For the years ended December 31, 2013, no customer accounted for more than 10% of total revenues. For the year ended December 31, 2012, one customer accounted for more than 10% of total revenues.

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

The following table sets forth the major components of our compensation and benefits for the years ended December 31, 2013 and 2012:

	2013	2012

Incentive compensation and discretionary bonuses	$4,614,822	$6,215,340
Salaries and wages	2,079,128	2,739,579
Stock-based compensation	642,436	2,224,693
Payroll taxes, benefits and other	687,628	904,979

Total compensation and benefits	$8,024,014	$12,084,591

Total compensation and benefits as a percentage of revenue	81%	94%
Cash compensation and benefits as a percentage of revenue	74%	76%

Total compensation and benefits were approximately $8,024,000 and $12,084,000 for the years ended December 31, 2013 and 2012, respectively, a decrease of approximately $4,060,000 or 34%. The decrease consisted of (i) a $1,600,000 (26%) decrease in incentive compensation and discretionary bonuses directly relating to the decrease in revenue, (ii) a $661,000 (24%) and $217,000 (24%) decrease in salaries and wages, and payroll taxes, benefits and other, respectively, primarily due to headcount reduction and more producers are on commission based compensation structure , (iii) a $1,582,000 (71%) decrease in stock-based compensation which was primarily due to option forfeiture recorded in 2012.

Of the total compensation and benefits for the year ended December 31, 2013, $1,577,000 was for FEP personnel.

In 2013 and 2012, the Company significantly reduced its operating expenses by eliminating certain non-revenue generating personnel, administrative positions and technology related costs. The Company continues to focus on decreasing the ratio of total cash compensation and benefits as a percentage of revenue and anticipate a lower metric in 2014.

 Incentive compensation directly correlates to commission revenue earned and discretionary bonuses primarily correlate to investment banking revenues earned. Cash compensation and benefits exclude stock-based compensation which is a non-cash expense.

In 2013 and 2012, one and two sales professionals accounted for more than 10% of total revenues, respectively.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. Brokerage and clearing fees decreased approximately $154,000 or 26% compared to 2012 as a direct result of decreases in trading volume and commission revenue.

Professional services expense includes audit and accounting fees, expenses related to investment banking transactions, and various consulting fees. Professional services expense decreased $215,000 or 36% compared to 2012 primarily due to decrease in outside consulting fees as the Company continues to control expenses and improve productivity.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. Occupancy and equipment expenses decreased $288,000 or 17% compared to 2012 as a result of more New York office space was subleased in 2013.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. Communications and technology expense decreased $357,000 or 33% compared to 2012 due to headcount reduction and renegotiation and cancellation of a number of market data services.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. The increase of approximately $62,000, or 298% as compared to 2012 was due to a number of capital equipment leases entered into in 2013.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. The decrease of approximately $171,000 or 42% on a year over year basis was due to lower headcount, fewer deals closed and continued cost reduction measures.

Legal services and litigation settlement expenses relate to our ongoing litigations. The increase of $93,000 or 22% as compared to 2012 was due to $390,000 legal settlements in 2013, mostly offset by a decrease of $297,000 in legal fees.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. Costs of underwriting capital decreased $148,000 or 75% as compared to 2012 due to certain temporary borrowings in 2012 remained outstanding longer than anticipated.

The following expenses are included in other operating expenses for the years ended December 31, 2013 and 2012:

	2013	2012

Insurance	$520,518	$504,229
Regulatory & filing fees	203,615	220,216
Provision for uncollectible accounts receivable	277,308	337,436
Investor conference	-	210,317
Other	344,131	(10,781)

Total other operating expenses	$1,345,572	$1,261,417

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses. The increase of approximately $84,000 or 7% on a year over year basis was due to (i) a decrease of $60,000 in provision for uncollectible accounts receivable, (ii) a decrease of $210,000 in investor conference due to the fact that no investor conference was held in 2013, and (iii) an increase of $355,000 in other miscellaneous expenses primarily due to a non-recurring expense and office moving costs.

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

For the years ended December 31, 2013 and 2013, amortizations of debt discounts for the remaining debt and related warrants were $128,000 and $123,000, respectively.

Income Tax Expense

Income tax expenses of $0 were recorded in 2013 and 2012 resulting in zero effective tax rates. The effective tax rate differs from the statutory rate primarily due to the net operating loss carry-forwards offset by a 100% valuation allowance resulting in a tax provision equal to our expected current benefit for the year.

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

Liquidity/Going Concern

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934, which specifies uniform minimum net capital requirements, as defined, for its registrants. As of December 31, 2013, MC had regulatory net capital, as defined, of $646,000, which exceeded the amount required by $396,000.

The Company incurred substantial losses in 2013 and 2012, having net losses of $3,992,000 and $6,869,000, and negative operating cash flows of $2,835,000 and $4,971,000 in 2013 and 2012, respectively. As of December 31, 2013, the Company had an accumulated deficit of $148,909,000 and a shareholders’ deficit of $147,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013 and April 26, 2013, the Company issued an aggregate of 60,745,824 shares of common stock at $0.03 per share and 15,186,449 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. (See Note 6) Also, on March 28, 2013, 17,001,579 shares of Series D Convertible Preferred Stock and 6,303,799 shares of Series E Convertible Preferred Stock were converted into 5,802,126 and 6,303,799 shares of common stock, respectively.

On September 16, 2013, the Company issued 2,333,332 shares of common stock at $0.06 per share and 583,332 warrants for total proceeds of $140,000. On November16, 2013 and December 15, 2013, the Company issued an aggregate of 666,666 shares of common stock at $0.06 per share and 166,666 warrants for total proceeds of $40,000. On March 12, 2014, the Company issued 833,333 shares of common stock at $0.06 per share and 208,333 warrants for total proceeds of $50,000.

Commitments

The following is a table summarizing our significant commitments as of December 31, 2013, consisting of non-cancellable payments under operating agreements and leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Capital Leases	Total

2014	$2,676,505	$1,209,600	$587,600	$129,885	$4,603,590
2015	705,038	1,343,760	60,800	129,885	2,239,483
2016	-	1,353,354	36,000	100,499	1,489,853
2017	-	1,421,854	-	47,902	1,469,756
2018	-	1,437,268	-	-	1,437,268
Thereafter	-	2,189,662	-	-	2,189,662
Total Commitments	3,381,543	8,955,498	684,400	408,171	13,429,612
Interest	(153,915)	-	-	(47,376)	(201,291)
Net Commitments	$3,227,628	$8,955,498	$684,400	$360,795	$13,228,321

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the two years ended December 31, 2013. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

On January 31, 2013, the Company borrowed $1,200,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $52,800, of which $21,600 was included in cost of underwriting capital in the Company’s consolidated statement of operations. The remaining balance was charged against banking deal expenses. The loan and related fees were paid in full on February 22, 2013.

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

In connection with the March 28, 2013 sale of common stock, $110,000 of the Subordinated Notes converted to equity. See Debt Conversion.

On September 29, 2013, $840,000 of the Subordinated Notes, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the $1,041,600 Subordinated Notes, together with $25,826 accrued interest were rolled into a new Unsecured Promissory Note maturing on December 31, 2014 at the same interest rates plus warrants to purchase 3,335,706 shares of the Company’s common stock at $0.10 per share.

The remaining $50,000 of the subordinated notes payable were paid off in full on October 31, 2013 and November 1, 2013.

As of December 31, 2012, $897,000 of the Subordinated Notes, net of $53,000 discount, are outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $47,000, net of $3,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method.

For the years ended December 31, 2013 and 2012, the Company incurred $134,000 and $141,000 in interest on the Subordinated Notes, respectively. Total interests of $35,000 and $81,000 remain outstanding as of December 31, 2013 and 2012, respectively, and are included in accrued expenses and other in the consolidated statements of financial condition.

Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (the “Equity Lending Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2013.

Secured Promissory Notes

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors loaned $250,000 to the Company in a three year secured promissory note (the “August 2012 Secured Promissory Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

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

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors loaned $125,000 to the Company in a three year secured promissory note (the “September 2012 Secured Promissory Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

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

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory note (the “December 2012 Secured Promissory Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. On September 13, 2013, the December 2012 Secured Promissory Note was extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rate remains unchanged, the Secured Note’s maturity date was extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$200,000	$66,667	$133,333

On September 26, 2013, the December 2012 Secured Promissory Note was further extended to mature on March 31, 2014 with the interest rate increased to ten percent (10%) per annum payable at maturity. On March 24, 2014, it was extended to mature on December 31, 2014 at the same interest rate plus 625,000 warrants to purchase the Company common stock at $0.08 per share.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on November 22, 2013 and September 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principal divided by the price per share paid by the investors in the Qualified Financing. (See Note 5)

Convertible Unsecured Promissory Note

On November 1, 2013, the Co-Chairman of the Board of Directors loaned $30,000 to the Company in a convertible unsecured promissory note (the “Convertible Note”) maturing on April 1, 2014 bearing interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

As of December 31, 2013, the Convertible Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The Convertible Note is currently under negotiation for further extension.

Debt Conversion

a.	Conversion of Convertible Secured Promissory Notes

The March 28, 2013 sale of common stock (see Note 6) was the catalyst to the Qualified Financing specified in the Convertible Notes, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For each common share purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase 0.50 share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the year ended December 31, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

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

For the year ended December 31, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

Software Platform Purchase

In December 2013, the Company purchased a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by an advisory board member. The purchase price consisted of $160,000 cash and 2,644,929 shares of the Company’s common stock valued at $0.06 per share at the time of issuance, plus a $20,500 ongoing monthly payment.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations

•	Consolidated Statements of Financial Condition

•	Consolidated Statements of Shareholders’ Deficit

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Audit Committee of the

Board of Directors and Shareholders

of Merriman Holdings, Inc.

We have audited the accompanying consolidated statement of financial condition of Merriman Holdings, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merriman Holdings Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses, negative cash flows from operations and an accumulated deficit as of December 31, 2013 and 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Marcum LLP

Marcum LLP

New York, New York

March 31, 2014

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Revenues
Commissions	$4,201,980	$6,199,912
Principal transactions	(215,347)	(535,458)
Investment banking	3,887,147	5,372,046
Advisory and other	2,086,127	1,882,485

Total revenues	9,959,907	12,918,985

Operating expenses
Compensation and benefits	8,024,014	12,084,591
Brokerage and clearing fees	440,098	593,681
Professional services	383,989	599,121
Occupancy and equipment	1,385,377	1,673,686
Communications and technology	727,286	1,084,234
Depreciation and amortization	82,664	20,787
Travel and entertainment	231,122	401,860
Legal services and litigation settlement expense	520,200	427,023
Cost of underwriting capital	49,600	197,600
Other	1,345,572	1,261,417

Total operating expenses	13,189,922	18,344,000

Operating loss	(3,230,015)	(5,425,015)

Other income	-	15,000
Interest expense	(340,381)	(250,194)
Amortization of debt discount	(128,326)	(122,742)
Loss on early extinguishment of debt	(293,347)	-
Loss on equity exchange	-	(1,086,329)

Net loss	$(3,992,069)	$(6,869,280)
Preferred stock cash dividend	-	(42,061)

Net loss attributable to common shareholders	$(3,992,069)	$(6,911,341)

Basic and diluted net loss per share

Net loss	$(0.04)	$(1.31)

Net loss attributable to common shareholders	$(0.04)	$(1.32)

Weighted average number of common shares
Basic and diluted	91,047,484	5,224,646

  The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2013	2012

Assets

Cash and cash equivalents	$1,044,110	$1,316,990
Securities owned
Marketable, at fair value	1,176,347	709,333
Not readily marketable, at estimated fair value	671,801	728,312
Restricted cash	891,828	680,028
Due from clearing broker	97,811	127,702
Accounts receivable, net	532,431	533,606
Prepaid expenses and other assets	674,915	504,920
Equipment and fixtures, net	341,258	17,647

Total assets	$5,430,501	$4,618,538

Liabilities and Shareholders’ deficit
Liabilities
Accounts payable	$317,272	$271,412
Commissions payable	418,075	403,978
Accrued expenses and other	814,946	661,144
Deferred rent	428,540	326,832
Deferred revenue	70,378	140,404
Capital lease obligations	360,795	-
Notes payable, net of debt discount	1,226,521	1,205,281
Notes payable to related parties, net of debt discount	1,940,601	2,075,888

Total liabilities	5,577,128	5,084,939

Shareholders’ deficit
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of December 31, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of December 31, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of December 31, 2013 and December 31, 2012; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 0 and 17,001,597 shares outstanding as of December 31, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	1,701
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and 0 and 6,303,799 shares outstanding as of December 31, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	630
Common stock, $0.0001 par value; 300,000,000 shares authorized; 124,255,156 and 5,425,149 shares issued and 124,225,720 and 5,395,713 shares outstanding as of December 31, 2013 and December 31, 2012, respectively	12,426	543
Additional paid-in capital	148,975,412	144,673,121
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(148,908,852)	(144,916,783)

Total shareholders’ deficit	(146,627)	(466,401)

Total liabilities and shareholders’ deficit	$5,430,501	$4,618,538

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

							Additional
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2012	22,094,950	2,210	6,183,815	619	(29,436)	(225,613)	140,857,954	(138,047,503)	2,587,667

Net loss	-	-	-	-	-	-	-	(6,869,280)	(6,869,280)
Issuance of Series E Convertible Preferred Stock	729,483	73	-	-	-	-	349,115	-	349,188
Issuance of warrants in connection with Series E Convertible Preferred Stock	-	-	-	-	-	-	110,388	-	110,388
Conversion of Series D Convertible Preferred Stock to common stock	(2,561,627)	(256)	874,205	87	-	-	169	-	-
Conversion of Series E Convertible Preferred Stock to common stock	(521,634)	(52)	521,634	52	-	-	-	-	-
Preferred stock dividend	-	-	-	-	-	-	(42,061)	-	(42,061)
Issuance of restricted common stock	-	-	852,259	85	-	-	461,659	-	461,744
Issuance of warrants in connection with issuance of debt	-	-	-	-	-	-	77,792	-	77,792
Equity exchange	3,564,206	356	(3,006,764)	(300)	-	-	1,086,273	-	1,086,329
Option forfeiture	-	-	-	-	-	-	1,074,943	-	1,074,943
Stock-based compensation	-	-	-	-	-	-	696,889	-	696,889

Balance at January 1, 2013	23,305,378	$2,331	5,425,149	$543	(29,436)	$(225,613)	$144,673,121	$(144,916,783)	$(466,401)

Net loss								(3,992,069)	(3,992,069)
Conversion of Series D Convertible Preferred Stock to common stock	(17,001,579)	(1,701)	5,802,126	580	-	-	1,121	-	-
Conversion of Series E Convertible Preferred Stock to common stock	(6,303,799)	(630)	6,303,799	630	-	-	-	-	-
Issuance of restricted common stock and warrants for cash	-	-	63,745,822	6,375	-	-	1,996,001	-	2,002,376
Issuance of restricted common stock for other assets	-	-	2,644,929	264			158,431		158,695
Issuance of restricted common stock and warrants in connection with debt conversion	-	-	40,333,331	4,034	-	-	1,499,314	-	1,503,348
Stock-based compensation	-	-	-	-	-	-	647,424	-	647,424

Balance at December 30, 2013	-	$-	124,255,156	$12,426	(29,436)	$(225,613)	$148,975,412	$(148,908,852)	$(146,627)

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(3,992,069)	$(6,869,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,664	20,787
Stock-based compensation	647,424	2,233,576
Amortization of debt issuance costs	128,325	122,741
Loss on early extinguishment of debt	293,347	-
Loss on equity exchange	-	1,086,329
Loss on sale of accounts receivable	-	7,000
Provision for uncollectible accounts receivable	277,308	(228,907)
Securities received for services	(728,662)	(436,151)
Unrealized loss on securities owned	429,332	791,507
Changes in operating assets and liabilities:
Securities owned	(111,172)	690,568
Restricted cash	(211,800)	-
Due from clearing broker	29,890	(2,896)
Accounts receivable	(276,133)	(289,235)
Prepaid expenses and other assets	148,700	14,224
Accounts payable	45,860	25,372
Commissions payable	14,097	(570,264)
Accrued expenses and other	387,084	(1,566,511)

Net cash used in operating activities	(2,835,805)	(4,971,140)

Cash flows from investing activities:
Sale of note receivable	-	125,000
Sale of accounts receivable	-	500,000
Purchase of software platform	(160,000)	-
Purchase of equipment and fixtures	(6,600)	(7,897)

Net cash used in investing activities	(166,600)	617,103

Cash flows from financing activities:
Issuance of restricted common stock and warrants	2,002,376	-
Proceeds from issuance of note receivable	-	(125,000)
Proceeds from issuance of secured promissory note	166,028	500,000
Proceeds from issuance of secured convertible promissory note	600,000	500,000
Proceeds from issuance of unsecured convertible promissory note	150,000	-
Proceeds from issuance of long term subordinated borrowings	-	375,000
Proceeds from issuance of temporary subordinated borrowings	1,600,000	4,600,000
Payment of temporary subordinated borrowings	(1,600,000)	(4,600,000)
Proceeds form issuance of preferred stock	-	459,576
Payment of notes payable	(150,000)	-
Principal payments of capital leases	(38,879)	-
Payment of preferred stock dividend	-	(42,061)

Net cash (used in) provided by financing activities	2,729,525	1,667,515

Decrease in cash and cash equivalents	(272,880)	(2,686,522)

Cash and cash equivalents at beginning of the period	1,316,990	4,003,512

Cash and cash equivalents at end of the period	$1,044,110	$1,316,990

 The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

Supplementary disclosure of cash flow information:
Cash paid during the year:
Cost of underwriting capital	$80,800	$197,600
Interest expense	$449,263	$156,889

Non-cash financing activities:
Warrants issued in connection with issuance of debt	$-	$77,792
Issuance of restricted common stock and warrants in connection with debt conversion	$1,210,000	$-
PP&E acquired through capital leases	$399,675	$-

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Merriman Holdings, Inc. and subsidiaries (the Company) is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Merriman Holdings, Inc. is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock is listed on the OTCQX where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, CA.

2. Liquidity/Going Concern

The Company incurred substantial losses in 2013 and 2012, having net losses of $3,992,000 and $6,869,000, and negative operating cash flows of $2,835,000 and $4,971,000 in 2013 and 2012, respectively. As of December 31, 2013, the Company had an accumulated deficit of $148,909,000 and a shareholders’ deficit of $147,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On March 28, 2013 and April 26, 2013, the Company issued an aggregate of 60,745,824 shares of common stock at $0.03 per share and 15,186,449 warrants for total proceeds of $1,822,375. In addition, the Company issued 40,333,331 shares of common stock at $0.03 per share and 19,249,998 warrants in connection with the conversion of $1,210,000 debt. (See Note 6)

On September 16, 2013, the Company issued 2,333,332 shares of common stock at $0.06 per share and 583,332 warrants for total proceeds of $140,000. On November16, 2013 and December 15, 2013, the Company issued an aggregate of 666,666 shares of common stock at $0.06 per share and 166,666 warrants for total proceeds of $40,000. On March 12, 2014, the Company issued 833,333 shares of common stock at $0.06 per share and 208,333 warrants for total proceeds of $50,000.

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

Principles of Consolidation

As of December 31, 2013, the Company has two wholly-owned U.S. subsidiaries. The subsidiaries, MC and Merriman Asset Management, Inc. have been consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

Currently, the Company’s business results are categorized into three operating segments: MC, Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG). FEP is an investment banking division assisting corporate issuers in raising capital through a network of independent investment bankers. CMAG is its capital market advisory services assisting clients to obtain listing on OTCQX, a tier of Pink Sheets.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share (continued)

The table below represents a list of potentially dilutive securities outstanding as of:

	December 31,
	2013	2012

Series D convertible preferred stock warrants	3,388,677	3,388,677
Conversion of Series D preferred stock	-	5,802,126
Series E convertible preferred stock warrants	3,412,721	3,817,621
Conversion of Series E preferred stock	-	6,303,799
Stock options	12,796,463	3,005,532
Warrants issued in connection with secured promissory notes	492,620	87,720
Other outstanding warrants	35,945,732	759,286
Potentially dilutive securities oustanding	56,036,213	23,164,761

Adoption of New Accounting Pronouncements

The Company does not believe that other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions payable, accrued expenses and other, deferred revenue, and capital lease obligation, approximate their fair values.

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

No allowance for uncollectible accounts was required as of December 31, 2013. Allowance for uncollectible accounts was $109,000 as of December 31, 2012.

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

As of December 31, 2013 and 2012, the Company held concentrated positions in three and two securities with total fair value of $1,092,000 and $569,000, respectively. The prices of these securities are highly volatile.

As of December 31, 2013, the Company did not hold concentrated positions in accounts receivable with any one client which exceeded 10% of total accounts receivable. As of December 31, 2012, the Company held concentrated positions in accounts receivable with one client which exceeded 10% of total accounts receivable (approximately $200,000).

During 2013, one sales professional accounted for more than 10% of total revenue (approximately $2,490,000) and no customer accounted for more than 10% of total revenue. During 2012, two sales professionals accounted for more than 10% of total revenue (approximately $4,586,000) and one customer accounted for more than 10% of total revenue (approximately $1,336,000).

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt

Notes Payable as of December 31, 2013 comprise of the following:

	Notes Payable	Notes Payable Related Party	Total

Subordinated notes payable	$120,000	$1,246,600	$1,366,600
Debt discount	-	(7,613)	(7,613)
	120,000	1,238,987	1,358,987

Secured promissory notes	1,120,000	741,028	1,861,028
Debt discount	(13,479)	(39,414)	(52,893)
	1,106,521	701,614	1,808,135

Total	$1,226,521	$1,940,601	$3,167,122

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

In connection with the March 28, 2013 sale of common stock, $110,000 of the Subordinated Notes converted to equity. See Debt Conversion.

On September 29, 2013, $840,000 of the Subordinated Notes, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the $1,041,600 Subordinated Notes, together with $25,826 accrued interest were rolled into a new Unsecured Promissory Note maturing on December 31, 2014 at the same interest rates plus warrants to purchase 3,335,706 shares of the Company’s common stock at $0.10 per share.

The remaining $50,000 of the subordinated notes payable were paid off in full on October 31, 2013 and November 1, 2013.

As of December 31, 2012, $897,000 of the Subordinated Notes, net of $53,000 discount, remain outstanding and are included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $47,000, net of $3,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method.

For the years ended December 31, 2013 and 2012, the Company incurred $134,000 and $141,000 in interest on the Subordinated Notes, respectively. Total interests of $35,000 and $81,000 remain outstanding as of December 31, 2013 and 2012, respectively, and are included in accrued expenses and other in the consolidated statements of financial condition.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (the “Equity Lending Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2013.

Secured Promissory Notes

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors loaned $250,000 to the Company in a three year secured promissory note (the “August 2012 Secured Promissory Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

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

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors loaned $125,000 to the Company in a three year secured promissory note (the “September 2012 Secured Promissory Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

Secured Promissory Notes (continued)

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory note (the “December 2012 Secured Promissory Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. On September 13, 2013, the December 2012 Secured Promissory Note was extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rate remains unchanged, the Secured Note’s maturity date was extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$200,000	$66,667	$133,333

On September 26, 2013, the December 2012 Secured Promissory Note was further extended to mature on March 31, 2014 with the interest rate increased to ten percent (10%) per annum payable at maturity. On March 24, 2014, it was extended to mature on December 31, 2014 at the same interest rate plus 625,000 warrants to purchase the Company common stock at $0.08 per share.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

On December 13, 2012, an unrelated party loaned $300,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. On June 13, 2013, the note was extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rate remains un-changed, the note’s maturity date was extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$300,000	$100,000	$200,000

Payment of $100,000 was paid. On December 26, 2013, the $200,000 balance was extended to March 31, 2014. A principal payment of $50,000 was made on January 2, 2014 and the remaining balance is currently under negotiation for further extension.

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on November 22, 2013 and September 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principal divided by the price per share paid by the investors in the Qualified Financing. (See Debt Conversion)

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

Convertible Unsecured Promissory Note

On November 1, 2013, the Co-Chairman of the Board of Directors loaned $30,000 to the Company in a convertible unsecured promissory note (the “Convertible Note”) maturing on April 1, 2014 bearing interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

As of December 31, 2013, the Convertible Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The Convertible Note is currently under negotiation for further extension.

Debt Conversion

a.	Conversion of Convertible Secured Promissory Notes

The March 28, 2013 sale of common stock (see Note 6) was the catalyst to the Qualified Financing specified in the Convertible Notes, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For each common share purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase 0.50 share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the year ended December 31, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

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

For the year ended December 31, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity

Sale of Common Stock

On March 28, 2013 and April 26, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 60,745,824 common shares at $0.03 per share, resulting in total proceeds to the Company of $1,822,375. For every four common shares purchased, the investors received a warrant to purchase one share of common stock at $0.04 per share, for a term of five years. A total of 15,186,449 warrants were issued.

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

On November16, 2013 and December 15, 2013, the Company issued an aggregate of 666,666 shares of common stock at $0.06 per share and 166,666 warrants for total proceeds of $40,000. The total proceeds of $40,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $32,000 and $8,000, respectively.

On March 12, 2014, the Company issued 833,333 shares of common stock at $0.06 per share and 208,333 warrants for total proceeds of $50,000. The total proceeds of $50,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $40,000 and $10,000, respectively.

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

Issuance of Common Stock

During the year ended December 31, 2012, the Company issued 400,000 restricted stock grants with immediate vesting and 452,259 shares of common stock as compensation.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Shareholders’ Equity (continued)

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

The Series D Convertible Preferred Stock was issued in a private placement exempt from registration requirements pursuant to Regulation D of the Securities Act of 1933.  The Series D Convertible Preferred Stock is convertible into common stock at $0.43 per share. For the year ended December 31, 2012, 2,561,627 shares of Series D Convertible Preferred Stock were converted to 874,205 shares of common stock.

The Series D Convertible Preferred Stock carries a dividend rate of 6% per annum, payable monthly in arrears. For the year ended December 31, 2012, total Series D Convertible Preferred Stock dividends were $42,000. There were no dividends outstanding as of December 31, 2012.

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

The Company has accounted for this transaction as the issuance of convertible preferred stock and a detachable stock warrant. The total gross proceeds of $10,200,000 which include $1,392,000 from conversions of prior notes (see Note 4) have been allocated to these individual instruments based on the relative fair value method. Of the total cash proceeds, $4,300,000 was used to settle certain legal claims which had an aggregate exposure of $43,577,000. The remaining cash of $4,508,000 was used for working capital.

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

5.  Shareholders’ Equity (continued)

Series D Convertible Preferred Stock (continued)

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

Series E Convertible Preferred Stock

During the year ended December 31, 2012, 521,634 shares of Series E Convertible Preferred Stock were converted into common stock at the conversion ratio of 1:1.

During the year ended December 31, 2012, the Company issued 729,483 shares of Series E Convertible Preferred Stock at $0.63 per share plus 364,740 warrants, respectively, to purchase the Company’s common stock with an exercise price of $0.63 per share.

The warrants expire five years from the effective date. Total proceeds of $459,576 were allocated between the Series E Convertible Preferred Stock and the related warrants based on the relative fair values of each instrument at the time of issuance.

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

Series E Convertible Preferred Stock dividends declared for the quarter ended December 31, 2011 in the amount of $42,000 were paid in 2012.

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

On May 15, 2012, the Secured Promissory Note holders and Ronald L. Chez exchanged 2,102,247 and 445,299 common shares and 166,626 warrants for 2,491,994 and 527,856 shares of Series E Convertible Preferred Stock and 1,245,997 and 263,928 warrants, respectively. For the year ended December 31, 2012, losses in the amounts of approximately $735,000 and $169,000 were recorded on the transaction based on a reacquisition price of approximately $2,415,000 and $512,000 and fair value of the equity exchanged of approximately $1,680,000 and $343,000, respectively.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on observed closing stock price at the measurement date. As of December 31, 2013 and 2012, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $1,176,000 and $709,000, respectively.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets. These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable. The Company determines the fair value of infrequently traded securities using the observed closing price at measurement date, discounted for the put option value calculated through the Black-Scholes model or similar valuation techniques. Valuation inputs used in the Black-Scholes model include interest rate, stock volatility, expected term and market price of the underlying stock. As of December 31, 2013 and 2012, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was $79,000 and $242,000, respectively.

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

As of December 31, 2013 and 2012, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $569,000 and $469,000, respectively.

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

As of December 31, 2013 and 2012, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $24,000 and $18,000, respectively.

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

As of December 31 2013 and 2012, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was deemed de minimis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

Summary

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option pricing model	Stock volatility	150%	150%
Stock warrants	Black-Scholes option pricing model	Stock volatility	54 - 447%	194%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	200%	200%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,176,347	$-	$78,756	$1,255,103
Stock warrants	-	-	568,755	568,755
Underwriters' purchase option	-	-	24,056	24,056
Preferred stock	-	-	234	234

Total securities owned	$1,176,347	$-	$671,801	$1,848,148

	Assets at Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$709,333	$-	$241,767	$951,100
Stock warrants	-	-	468,848	468,848
Underwriters’ purchase option	-	-	17,634	17,634
Preferred stock	-	-	63	63

Total securities owned	$709,333	$-	$728,312	$1,437,645

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012.

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at January 1, 2012	$907,495	$683,211	$5,972	$395	$1,597,073
Purchases or receipt (a)	22,066	288,153	-	-	310,219
Sales or exercises	(801,997)	(328)	-	(83)	(802,408)
Transfers out of	-	-	-	-	-
Gains (losses):
Realized	290,393	-	-	-	290,393
Unrealized	(176,190)	(502,188)	11,662	(249)	(666,965)
Balance at December 31, 2012	241,767	468,848	17,634	63	728,312
Purchases or receipt (a)	-	400,336	-	-	400,336
Sales or exercises	-	(40,426)	-	-	(40,426)
Transfers into	74,280	-	-	- (b)	74,280
Transfers out of	(188,793)	-	-	-	(188,793)
Gains (losses):
Realized	-	-	-	-	-
Unrealized	(48,498)	(260,003)	6,422	171	(301,908)
Balance at December 31, 2013	$78,756	$568,755	$24,056	$234	$671,801

Change in unrealized gains (losses) relating to instruments still held at December 31, 2013	$(48,498)	$(260,003)	$6,422	$171	$(301,908)

Change in unrealized gains (losses) relating to instruments still held at December 31, 2012	$(8,356)	$(502,188)	$11,662	$(249)	$(499,131)

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

The following is an analysis of the leased assets included in equipment and fixtures at December 31, 2013 and 2012.

	December 31,
	2013	2012

Property and equipment	$399,675	$-
Less: accumulated depreciation	(71,045)	-
Capital lease assets, net	$328,630	$-

Capital lease liabilities to financial institutions and equipment providers are due in monthly installments totaling $10,000, including fixed interest rates varying from 8.00% to 9.00%. Maturity of the capital leases vary from May 2016 to May 2017. As of December 31, 2013 and 2012, the outstanding capital lease liabilities were $361,000 and $0, respectively.

Interests related to these capital leases charged to interest expenses totaled $17,000 and $0, for the years ended December 31, 2013 and 2012, respectively.

The following is a schedule by years of future minimum payments required under the capital leases together with their present value as of December 31, 2013:

Amount

2014	129,885
2015	129,885
2016	100,499
2017	47,902
Thereafter	-
Total minimum lease payments	408,171
Less: amount representing interest	(47,376)
Net commitments	$360,795

8. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2013	2012

Computer equipment	$549,655	$568,203
Furniture and equipment	533,026	939,482
Software	-	191,744
Leasehold improvements	761,763	1,113,769

	1,844,444	2,813,198
Less accumulated depreciation	(1,503,186)	(2,795,551)

	$341,258	$17,647

Depreciation and amortization expenses for the years ending December 31, 2013 and 2012 were $83,000 and $21,000, respectively.

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

The 2009 Plan, 1999 Stock Option Plan, 2000 Stock Option and Incentive Plan, 2001 Stock Option and Incentive Plan, 2003 Stock Option and Incentive Plan, 2004 Non-Qualified Stock Option and Inducement Plan and 2006 Directors’ Stock Option and Incentive Plan, collectively the Option Plans, permit the Company to grant employees, outside directors, and consultants incentive stock options, nonqualified stock options or stock purchase rights to purchase shares of the Company’s common stock. The Option Plans do not permit the exercise of restricted stock options, and therefore as of December 31, 2013 and 2012, there were no shares subject to repurchase.

As of December 31, 2013 and 2012, there were 23,345,689 and 6,775,584 shares authorized for issuance under the Option Plans, and 87,551 shares authorized for issuance outside of the Option Plans. There were no shares available for future option grants outside of the Option Plans.

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Originally, 4,619,669 shares of the Company’s common stock were reserved for issuance under the 2012 Plan. On June 3, 2013 shares reserved for issuance under the 2012 Plan were increased to 21,189,774.

Restricted stock and option grants were made on March 23, 2012, May 31, 2012, August 7, 2012 and June 3, 2013 under the 2012 Plan.

The following table is a summary of the Company’s stock option activity for the years ended December 31, 2013 and 2012:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,005,532	$0.76	929,646	$6.18
Granted	9,985,000	0.12	3,150,000	0.56
Exercised	-	-	-	-
Cancelled	(194,069)	(0.64)	(1,074,114)	(5.11)

Outstanding at end of year	12,796,463	$0.26	3,005,532	0.76

Exercisable at end of year	3,912,790	$0.44	519,478	$1.85

Vested and expected to vest as of December 31, 2013	9,046,321

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2013, based on the Company’s closing stock price on December 31, 2013 of $0.12 per share:

	Options Outstanding at December 31, 2013				Vested Options at December 31, 2013
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	12,763,682	9.14	$0.24	$-	3,880,188	$0.36	$-
$3.5000 - $6.9999	8,631	5.80	4.56	-	8,452	4.52	-
$7.0000 - $10.4999	5,019	4.94	9.97	-	5,019	9.97	-
$10.5000 - $13.9999	18,570	5.72	10.99	-	18,570	10.99	-
$14.0000 - $27.9999	-	-	-	-	-	-	-
$28.0000 - $48.9999	510	2.63	34.30	-	510	34.30	-
$49.0000 - $84.4999	51	1.17	74.48	-	51	74.48	-

	12,796,463	9.14	$0.26	$-	3,912,790	$0.44	$-

	Options Outstanding at December 31, 2012				Vested Options at December 31, 2012
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.0000 - $3.4999	2,972,330	9.24	$0.66	$-	374,326	$1.28	$-
$3.5000 - $6.9999	9,002	6.52	4.52	-	8,100	4.33	-
$7.0000 - $10.4999	5,049	6.76	9.97	-	4,022	9.96	-
$10.5000 - $13.9999	18,570	6.72	10.99	-	15,088	10.99	-
$14.0000 - $27.9999	-	-	-	-	-	-	-
$28.0000 - $48.9999	530	3.49	34.21	-	530	34.21	-
$49.0000 - $84.4999	51	2.17	74.48	-	51	74.48	-

	3,005,532	9.21	$0.76	$-	402,117	$1.85	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2013 and 2012:

	2013	2012

Expected Volatility	179.10%	140.31%
Average expected term (years)	4.07	4.95
Risk-free interest rate	61.00%	0.66%
Dividend yield	-	-

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

The weighted-average grant date fair value of stock options granted during 2013 and 2012 was $0.03 and $0.47, respectively. Compensation expense for stock options during the years ended December 31, 2013 and 2012 was $642,000 and $536,000, respectively. As of December 31, 2013, total unrecognized compensation expenses related to unvested stock options were $450,000. This amount is expected to be recognized as expense over a weighted-average period of 2 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the years ended December 31, 2013 and 2012 was $19,000 and $195,000, respectively.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s closing stock price on December 31, 2013 of $0.12 per share:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of January 1, 2012	70,605	2.12	$30,360
Granted	1,102,259	0.53
Vested	(915,204)	(0.65)
Canceled	-	-

Balance as of December 31, 2012	257,660	$0.58	$15,460
Granted	-	-
Vested	(4,595)	(2.72)
Cancelled	(250,000)	(0.51)

Balance as of December 31, 2013	3,065	$2.72	$368

Vested and expected to vest as of December 31, 2013	3,065

The total fair value of restricted stock that vested during the years ended December 31, 2013 and 2012 was $1,000 and $55,000, respectively. Cancelled shares were from one recipient who voluntarily cancelled the grants prior to vesting.

As of December 31, 2013, total unrecognized compensation expense related to restricted stock was $0.

10. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the years ended December 31, 2013 and 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The income tax provision (benefit) consists of the following:

	December 31,
	2013	2012

Federal
Current	$-	$-
Deferred	(938,000)	(1,343,000)
State & local
Current	-	-
Deferred	(332,000)	807,000
Total	(1,270,000)	(536,000)
Change in valuation allowance	1,270,000	536,000

Income tax provision (benefit)	$-	$-

The provision (benefit) for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	December 31,
	2013	2012

Federal statutory income tax rate (benefit)	-34.0%	-34.0%
State income taxes	-8.3%	-7.7%
Stock-based compensation	6.8%	9.8%
Meals & entertainment	0.4%	0.7%
Equity conversion loss	3.1%	6.6%
Penalties	1.3%	-
Other permanent differences	5.8%	-2.5%
Change in rate	-6.9%	19.2%
Valuation allowance	31.8%	7.9%

Effective tax rate	0.0%	0.0%

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss carry-forwards	$13,527,000	$12,619,000
Reserves and accruals	239,000	43,000
Unrealized loss	4,749,000	4,460,000
Other	1,576,000	1,700,000

Total deferred tax assets	20,091,000	18,822,000
Valuation allowance	(20,091,000)	(18,822,000)

Net deferred tax assets	$-	$-

As of December 31, 2013 and 2012, the Company had approximately $34.5 and $32.4 million of U.S. federal net operating loss carryovers available to offset future taxable income, respectively. As of December 31, 2013 and 2012, the Company had approximately $62 and $62 million of state net operating loss carryovers available to offset future taxable income, respectively. These net operating losses which, if not utilized, begin expiring in the year 2029.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control. Management will be performing a preliminary evaluation as to whether a change in control has taken place.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2013 and 2012, the change in the valuation allowance was approximately $1,270,000 and $536,000, respectively.

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

No interest or penalties were recorded during the year ended December 31, 2013 and December 31, 2012. As of December 31, 2013 and December 31, 2012 no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files U.S. federal and state income tax returns. These tax returns are subject to examination by tax authorities for years beginning in December 31, 2010.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Reporting

Currently, the Company’s business results are categorized into three operating segments: MC, Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG). FEP is an investment banking division assisting corporate issuers in raising capital through a network of independent investment bankers. CMAG is its capital market advisory services assisting clients to obtain listing on OTCQX, a tier of Pink Sheets. The Company recognizes revenues earned by FEP on a gross basis in accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by FEP.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Year Ended December 31,
	2013	2012

Revenues
MC	$5,947,245	$9,696,194
FEP	2,017,708	1,487,636
CMAG	1,996,119	1,670,610
Total segment revenues	9,961,072	12,854,440
Consolidation items and elimination	(1,165)	64,545
Consolidated revenues	$9,959,907	$12,918,985

Segment profit (loss)
MC	$(4,738,706)	$(6,674,945)
FEP	440,750	145,893
CMAG	1,363,571	1,085,452
Total segment loss	(2,934,385)	(5,443,600)
Consolidation items and elimination	(1,057,684)	(1,425,680)
Consolidated net loss before income taxes	$(3,992,069)	$(6,869,280)

Substantially all of our revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

The following is a table summarizing significant commitments as of December 31, 2013, consisting of notes payable, future minimum lease payments under all non-cancelable operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Capital Leases	Total

2014	$2,676,505	$1,209,600	$587,600	$129,885	$4,603,590
2015	705,038	1,343,760	60,800	129,885	2,239,483
2016	-	1,353,354	36,000	100,499	1,489,853
2017	-	1,421,854	-	47,902	1,469,756
2018	-	1,437,268	-	-	1,437,268
Thereafter	-	2,189,662	-	-	2,189,662
Total Commitments	3,381,543	8,955,498	684,400	408,171	13,429,612
Interest	(153,915)	-	-	(47,376)	(201,291)
Net Commitments	$3,227,628	$8,955,498	$684,400	$360,795	$13,228,321

The Company’s current San Francisco corporate office lease expired on December 31, 2013. On August 22, 2013, the Company entered into an office lease for its San Francisco corporate office commencing in January 2014 and expiring in April 2020. The Company leases its New York office under a non-cancelable operating lease that expires in and July 2020.

For the years ended December 31, 2013 and 2012, rent expenses were approximately $1,035,000 and $1,306,000, net of $511,000 and $259,000 sublease rent received, respectively. The operating leases in the table above include non-cancelable contracts for operating services, such as market data services.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee. These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels. As December 31, 2013 and 2012, the Company had no open underwriting commitments.

Marketable securities, restricted cash, and cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2013 and 2012, the Company had $250,000 of cash on deposit with its clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

From time to time, the Company may obtain funds through capital leases to purchase furniture and equipment, to replace current ones or for expansion.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Legal Proceedings

Del Biaggio/Cacchione Matters

A number of lawsuits were filed against the Company and the Parent (collectively, “Merriman Parties”) in connection with the actions of William Del Biaggio III (Del Biaggio), a former customer of the Company, and David Scott Cacchione (Cacchione), a former retail broker of the Company from 2006 to 2008. Del Biaggio and Cacchione pleaded guilty to securities fraud and were subsequently imprisoned. As of December 31, 2013, all of these lawsuits have been settled or dismissed.

Khachaturian, Peterson and Salvi v. Merriman Capital, Inc. and Merriman Holdings, Inc.

Complaints were filed in the San Francisco County Superior Court, California, by Henry Khachaturian in January 2011, by Charles Peterson in February 2010 and by Dolores Salvi in October 2010. The complaints also named as defendants, the Company’s officers and former officers D. Jonathan Merriman, Gregory Curhan, and Robert Ford. Messrs Curhan and Ford were dropped from the case in January 2011. The complaints were consolidated into one case in March 2011. The complaints alleged that plaintiffs were convinced by the Company to purchase shares of a small, risky stock in which the Company held a position. It further alleged that the Company did not permit plaintiffs to sell the shares when the stock’s price fell. In October 2013, the parties entered into a settlement agreement and release, and the case was dismissed.

Additionally, from time to time, the Company is involved in ordinary routine litigation incidental to our business.

For the years ended December 31, 2013 and 2012, the Company incurred legal services and litigation settlement of $520,000 and $427,000, respectively. Of the $520,000 amount incurred in 2013, $390,000 was for settlement for certain litigation. There was no litigation settlement in 2012.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Financial Instruments, Off-Balance Sheet Arrangements and Indemnification

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2013 and 2012, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the two years ended December 31, 2013. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

15. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the Securities Exchange Act of 1934 which specifies uniform minimum net capital requirements, as defined, for its registrants. As of December 31, 2013, MC had regulatory net capital, as defined, of $646,000, which exceeded the amount required by $396,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

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

Temporary Subordinated Borrowings

On March 4, 2013, the Company borrowed $400,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $28,000, which amount was included in cost of underwriting capital in the Company’s consolidated statement of operations. The loan and related fees were paid in full on April 5, 2013.

On January 31, 2013, the Company borrowed $1,200,000 from the Co-Chairman of the Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $52,800, of which $21,600 was included in cost of underwriting capital in the Company’s consolidated statement of operations. The remaining balance was charged against banking deal expenses. The loan and related fees were paid in full on February 22, 2013.

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

In connection with the March 28, 2013 sale of common stock, $110,000 of the Subordinated Notes converted to equity. See Debt Conversion.

On September 29, 2013, $840,000 of the Subordinated Notes, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the $1,041,600 Subordinated Notes, together with $25,826 accrued interest were rolled into a new Unsecured Promissory Note maturing on December 31, 2014 at the same interest rates plus warrants to purchase 3,335,706 shares of the Company’s common stock at $0.10 per share.

The remaining $50,000 of the subordinated notes payable were paid off in full on October 31, 2013 and November 1, 2013.

As of December 31, 2012, $897,000 of the Subordinated Notes, net of $53,000 discount, are outstanding and included in notes payable to related parties in the Company’s consolidated statements of financial condition. The remaining Subordinated Notes held by parties no longer related to the Company of $47,000, net of $3,000 discount, are included in notes payable in the Company’s consolidated statements of financial condition. The discount on the note is amortized over the term of the loan using the effective interest method.

For the years ended December 31, 2013 and 2012, the Company incurred $134,000 and $141,000 in interest on the Subordinated Notes, respectively. Total interests of $35,000 and $81,000 remain outstanding as of December 31, 2013 and 2012, respectively, and are included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Related Party Transactions (continued)

Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (the “Equity Lending Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2013.

Secured Promissory Notes

On August 31, 2012, the Company’s Co-Chairman of the Board of Directors loaned $250,000 to the Company in a three year secured promissory note (the “August 2012 Secured Promissory Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 99,206 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on August 31, 2015.

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

On September 27, 2012, the Company’s Co-Chairman of the Board of Directors loaned $125,000 to the Company in a three year secured promissory note (the “September 2012 Secured Promissory Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 236,250 warrants to purchase common shares of the Company at $0.63 per share was issued to the lender. The warrants expire on September 27, 2015.

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

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory note (the “December 2012 Secured Promissory Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. On September 13, 2013, the December 2012 Secured Promissory Note was extended to July 8, 2013 at the same terms. On July 8, 2013, while interest rate remains unchanged, the Secured Note’s maturity date was extended as follows:

	Maturity Dates
Principal	31-Oct-13	31-Dec-13

$200,000	$66,667	$133,333

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions (continued)

On September 26, 2013, the December 2012 Secured Promissory Note was further extended to mature on March 31, 2014 with the interest rate increased to ten percent (10%) per annum payable at maturity. On March 24, 2014, it was extended to mature on December 31, 2014 at the same interest rate and 625,000 warrants to purchase the Company common stock at $0.08 per share.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

Convertible Secured Promissory Notes

On February 22, 2013 and December 28, 2012, the Co-Chairman of the Board of Directors loaned $600,000 and $500,000 to the Company in two convertible secured promissory notes (the “Convertible Notes”) maturing on November 22, 2013 and September 28, 2013, respectively, bearing interest rates at eight percent (8%) per annum payable at maturity. Each Convertible Note is secured pursuant to a certain Stock Pledge Agreement dated December 13, 2012 and includes a conversion feature which provides for the note to automatically convert into the Company’s common shares upon the consummation of a “Qualified Financing,” defined as an equity investment in one or a series of related transactions resulting in not less than $2,000,000, including the amount converted under the Convertible Notes. The number of common shares issued will be equal to the Convertible Notes’ principals divided by the price per share paid by the investors in the Qualified Financing. (See Note 5)

Convertible Unsecured Promissory Note

On November 1, 2013, the Co-Chairman of the Board of Directors loaned $30,000 to the Company in a convertible unsecured promissory note (the “Convertible Note”) maturing on April 1, 2014 bearing interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

As of December 31, 2013, the Convertible Note remains outstanding and is included in notes payable to related parties in the Company’s consolidated statements of financial condition. The Convertible Note is currently under negotiation for further extension.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions (continued)

Debt Conversion

a.	Conversion of Convertible Secured Promissory Notes

The March 28, 2013 sale of common stock (see Note 6) was the catalyst to the Qualified Financing specified in the Convertible Notes, triggering an automatic conversion of the Convertible Notes into the Company’s common shares at $0.03 per share. For each common share purchased by means of surrender of the Convertible Notes, the holder received a warrant to purchase 0.50 share of common stock at $0.04 per share, for a term of five years. A total of 36,666,666 common shares and 18,333,333 warrants were issued.

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

For the year ended December 31, 2013, a loss of approximately $267,000 was recorded on the transaction based on a reacquisition price of approximately $1,367,000 and fair value of the debt exchanged of approximately $1,100,000.

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

For the year ended December 31, 2013, a loss of approximately $26,000 was recorded on the transaction based on a reacquisition price of approximately $136,000 and fair value of the debt exchanged of approximately $106,000.

Software Platform Purchase

In December 2013, the Company purchased a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by an advisory board member. The purchase price consisted of $160,000 cash and 2,644,929 shares of the Company’s common stock valued at $0.06 per share at the time of issuance, plus a $20,500 ongoing monthly payment.

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

On March 12, 2014, the Company issued 833,333 shares of common stock at $0.06 per share and 208,333 warrants for total proceeds of $50,000. The total proceeds of $50,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $40,000 and $10,000, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Marcum LLP (“Marcum”), independent registered public accounting firms, as stated in their audit reports appearing herein.

During the year ended December 31, 2013 and through the date of this Annual Report on Form 10-K, there were no disagreements with Marcum on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Marcum’s and BPM’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the year ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

—	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

—	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 1992. Based on our assessment, our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference to the Company’s definitive 2013 Proxy Statement.

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2013 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2013 Proxy Statement.

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

Merriman Holdings, Inc.

March 31, 2014	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	March 31, 2014
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	March 31, 2014
Ronald L. Chez

/s/ Patrick O’Brien	Director	March 31, 2014
Patrick O’Brien

/s/ William J. Febbo	Director	March 31, 2014
William J. Febbo

/s/ Dennis G. Schmal	Director	March 31, 2014
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	March 31, 2014
Jeffrey M. Soinski

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.3	Amended and Restated Bylaws, as amended. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

3.4	Certificate of Amendment to the Certificate of Incorporation changing name from MCF Corporation to Merriman Curhan Ford Group, Inc. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 14, 2008 (Reg. No. 001-15831).

3.5	Certificate of Designation providing for Series D Preferred Stock (incorporated by Reference to Exhibit 3.5 of the Company’s Current Report on Form 8-K filed on August 28, 2009).

3.6	Certificate of Amendment to the Certificate of Incorporation changing name from Merriman Curhan Ford Group, Inc. to Merriman Holdings, Inc. (incorporated herein by reference to the Company’s Schedule 14A filed on July 9, 2010.

3.7	Certificate of Amendment to the Certificate of Incorporation effecting an 0ne-forseven reverse stock split (incorporated herein by reference to the Company’s Schedule 14A filed on July 9, 2010.

3.8	Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by reference to the Company’s Current Report on Form 10-Q filed on November 14, 2011).

3.9	Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by Reference to Exhibit 3.9 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.10	Certificate of Designation providing for Series E Preferred Stock (incorporated by Reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K filed on January 5, 2012).

3.11	Amendment to Certificate of Designation amending provisions for Series D and Series E Preferred Stock (incorporated by Reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed on May 18, 2012).

3.12	Amendment to Certificate of Designation further amending provisions for Series D and Series E Preferred Stock (incorporated by Reference to Exhibit 3.12 of the Company’s Current Report on Form 8-K filed on August 3, 2012).

4.1	Form of Convertible Subordinated Note related to the Company’s private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

4.2	Form of Class A Redeemable Warrant to Purchase Common Stock of the Company related to Merriman Holdings, Inc. private financing, dated November 26, 2001 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.13+	Employment Agreement between the Company and D. Jonathan Merriman dated October 5, 2000 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.15+	1999 Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Reg. No.333-43776)).

10.16+	Form of Non-Qualified, Non-Plan Stock Option Agreement dated February 24, 2000 between the Company and Phillip Rice, Nick Cioll, Paul Wescott, Ross Mayfield, Russ Matulich, Terry Ginn, Donald Sledge, Christopher Vizas, Douglas Cole, Ronald Spears and Jonathan Merriman (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Forms S-8 (Reg. No. 333-43776)).

10.17+	Schedule of non-plan option grants made under Non-Qualified, Non-Plan Stock Option Agreements to directors and executive officers (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.18+	2000 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-53316)).

10.23	Master Equipment Lease Agreement dated March 16, 2000 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

10.29	Agreement between the Company and BL Partners related to RMG Partners Corporation, dated April 8, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2001) (Reg. No. 001-15831).

Exhibit No.	Description

10.30+	Offer of Employment Agreement between the Company and Robert E. Ford, dated February 19, 2001, is Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2001, and is hereby incorporated by reference (Reg. No. 001-15831).

10.31	Ratexchange Placement Agreement with Murphy & Durieu, dated November 28, 2001, for private financing transaction (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.32	Form of Placement Agent Warrant to Murphy & Durieu, dated November 28, 2001 (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.33	Convertible Promissory Note held by Forsythe/McArthur Associates, Inc., dated September 1, 2001, related to restructure of Master Equipment Lease Agreement that is Exhibit 10.23 to Form 10K for the year ended December 31, 2000 (incorporated by reference to Exhibit 10.33 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.34+	Employment Agreement between the Company and Gregory S. Curhan, dated January 9, 2002 (incorporated by reference to Exhibit 10.34 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.35+	Employment Agreement between the Company and Robert E. Ford, dated January 1, 2002 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.37	Stock Purchase Agreement by and among the Company and InstreamSecurities, Inc, (formerly known as Spider Securities, Inc.) and Independent Advantage Financial & Insurance Services, Inc., dated December 7, 2001 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.38	Agreement to Restructure Convertible Promissory Note held by Forsythe McArthur Associates, dated November 20, 2002 (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001) (Reg. No. 001-15831).

10.39	Securities Exchange Agreement in connection with Merriman Holdings, Inc. dated June 22, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on July 3, 2003) (Reg. No. 001-15831).

Exhibit No.	Description

10.43	Stock Purchase Agreement by and between the Company and Ascend Services Ltd., dated April 29, 2005; together with the following documents which form exhibits thereto: Escrow Agreement and Registration Rights Agreement (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.44	Promissory Note issued by Ascend Services Ltd dated April 29, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2005) (Reg. No. 001-15831).

10.45	Employment Agreement between the Company and Gregory S. Curhan, dated January 1, 2005 (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005).

10.46	Employment Agreement between the Company and Robert E. Ford, dated January 1, 2005. (incorporated by reference to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2005) (Reg. No. 001-15831).

10.47	Form of Unsecured Promissory Note dated September 29, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 5, 2010).

10.48	Form of Secured Promissory Note dated November 17, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 23, 2010).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

+	Represents management contract or compensatory plan or arrangement.

