Form 10-K/A
period 2013-12-31
Merriman Holdings, Inc
filed 2014-04-30
CIK 826683

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

The number of shares of Registrant’s common stock outstanding as of April 25, 2014 was 135,475,719.

EXPLANATORY NOTE

On March 31, 2014, Merriman Holdings, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Annual Report”). That filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement to be subsequently filed.

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

MERRIMAN HOLDINGS, INC.

FORM 10-K/A

TABLE OF CONTENTS

PART III

Item 10. Directors and Executive Officers	1

Item 11. Executive Compensation	3

Item 12. Security Ownership of Certain Beneficial Owners and Management	6

Item 13. Certain Relationships and Related Transactions and Director Independence	8

Item 14. Principal Accounting Fees and Services	16

Signatures	17

EX-31.1

EX-31.2

EX-32.1

i

PART III

Item 10. Directors and Executive Officers

Directors

D. Jonathan Merriman, 54, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Holdings, Inc. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served several public and private company boards.

Ronald L. Chez, 74, has served as a member of our Board of Directors since September 2009.  Mr. Chez is, and has been since 1971, the president and sole owner of Ronald L. Chez, Inc., a corporation that deals with financial management consulting, public and private investment, structuring of new ventures, and mergers and acquisitions.  He is also the non-executive Chairman of EpiWorks, Inc. a privately held epitaxial wafer manufacturer based in Champaign, IL.   Mr. Chez is the Chairman of the Advisory Board of the Ronald L. Chez Family Foundation Center for Wounded Veterans and Higher Education at the University of Illinois and a Director of the John and Carol Walter Center for Urological Health at Northshore University Health Systems.  He has also served on the boards of several other public and private companies.   Mr. Chez graduated from the University of Illinois (with special honors) with a Bachelors of Arts degree in Political Science and is a member of the Phi Beta Kappa Society.

Dennis G. Schmal, 67, has served as a member of our Board of Directors and as chair of our audit committee since August 2003. Mr. Schmal has also served as a member of our compensation committee since March 2007 and has served on the Nominations and Corporate Governance Committee since September 2005. From February 1972 to April 1999, Mr. Schmal served as a partner in the audit practice at Arthur Andersen LLP. As a senior business advisor with special focus in finance, he has extensive knowledge of financial reporting and holds a CPA license (retired). Besides serving as chairman of the board of a private company, Mr. Schmal also serves on the board of directors of Owens Realty Mortgage Inc., a public REIT, since 2011, and on the boards of three investment complexes overseeing public investment funds (AssetMark Mutual Funds, since 2006, Well Fargo Hedge Funds, since 2008, and Cambria ETF Series Trust, since 2011). Mr. Schmal also served on the boards of a family of ETF’s sponsored by Grail Advisors and for Varian Semiconductor Equipment Associates, Inc. (VSEA), a public company, until both were sold during 2011. Mr. Schmal attended California State University, Fresno where he received a Bachelor of Science degree with honors in Business Administration- Finance and Accounting Option.

William J. Febbo, 44, has served as a member of our Board of Directors since April 2007 and has been our Chief Operating Officer since January 2012. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. We acquired MedPanel, Inc. in April 2007 (which operated as Panel Intelligence, LLC), where Mr. Febbo continued his responsibilities.  Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (Delaware) from the Company on January 30, 2009.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Jeffrey M. Soinski, 52, has served as a member of our Board of Directors since August 2008.   From its formation in September 2009 until the acquisition of its Unisyn business by GE Healthcare in May 2013, Mr. Soinski served as Chief Executive Officer of Medical Imaging Holdings, Inc. and its primary operating company Unisyn Medical Technologies, Inc., a national provider of technology-enabled depot repair and service solutions to the medical imaging industry.  Mr. Soinski remains a Director of Medical Imaging Holdings, Inc. and its remaining operating company Consensys Imaging Service, Inc. Medical Imaging Holdings is a portfolio company of Galen Partners, a leading healthcare-focused private equity firm, which Mr. Soinski advised as a Special Venture Partner from July 2008 until June 2013.  From December 2001 until its acquisition by C.R. Bard, Inc. in June 2008, Mr. Soinski was President and CEO of Specialized Health Products International, Inc., a publicly-traded manufacturer and marketer of proprietary safety medical products.  In 2008, Mr. Soinski was named “Utah CEO of the Year” for small public companies by Utah Business magazine.  Prior to Specialized Health Products, Mr. Soinski had been President and CEO of ViroTex Corporation, a venture-backed pharmaceutical company he sold to Atrix Laboratories, Inc. in 1998.  Mr. Soinski holds a B.A. degree from Dartmouth College.

Patrick W. O’Brien, 68, has served as a member of our Board of Directors and as a member of our Audit and Compensation Committees since December 2010. In 2013, Mr. O’Brien became a member of the Board of Directors of Livevol, Inc., a private company that is a leader in equity and index options technology. Mr. O’Brien is a seasoned executive and business advisor with diverse international experience in private and public companies with an emphasis on financial analysis and business development. From 2002 to 2007 Mr. O’Brien served as a member of the Board of Directors of Factory Card & Party Outlet (FCPO: NASDAQ) until its sale to AAH Holdings. In 2005, he joined Bental-Kennedy Associates Real Estate Counsel where he was Vice President-Asset Management representing pension fund ownership interest in hotel real estate investments nationwide. In 2009, Mr. O’Brien formed Granville Wolcott Advisors where he serves as its Managing Director & Principal to provide consulting, due diligence, and asset management services. Mr. O’Brien is a graduate of the Eli Broad College of Business at Michigan State University with a BA in Hotel Management.

Robert Ward, 43, has served as a member of our Board of Directors since December 4, 2013, when he was appointed by the other Board members to fill a vacant seat.  Mr. Ward was the chief operating officer (COO) October 2008 to October 2012 for SunGard’s Wealth Management business from which includes a range of solutions and services targeted at advisors, banks, retirement providers, broker dealers and corporations. Prior to his Wealth Management role, Robert was the COO for the SunGard Transaction Network (STN), now known as the SunGard Global Network (SGN), from September 2004 to October 2008 Mr. Ward has successfully launched SunGard’s business efforts in new countries and regions, including previously untapped markets in Europe and the Pacific Rim. In July 2013Mr. Ward founded RS Advisory Services, which helps financial service providers and asset managers with distribution, business model development and technology support/development. Mr. Ward is a current board member of Envestnet Retirement Solutions (Chicago) and Finaconnect (Seattle). Robert received a B.A. degree from Colby College in Waterville, Maine, and earned his MBA with distinction from Bentley College in Waltham, Mass.

Executive Officers

D. Jonathan Merriman, 54, has served as our Chief Executive Officer from October 2000 to the present and served as Chairman of the Board of Directors from February 2001 to November 2007. Prior to that period, Mr. Merriman was President and CEO of Ratexchange Corporation, the predecessor company to Merriman Holdings, Inc. Mr. Merriman and his team engineered the transition of Ratexchange, a software trading platform company, into a full-service institutional investment bank, Merriman Curhan Ford. From June 1998 to October 2000, Mr. Merriman was Managing Director and Head of the Equity Capital Markets Group and member of the Board of Directors at First Security Van Kasper. In this capacity, he oversaw the Research, Institutional Sales, Equity Trading, Syndicate and Derivatives Trading departments. From June 1997 to June 1998, Mr. Merriman served as Managing Director and Head of Capital Markets at The Seidler Companies in Los Angeles, where he also served on the firm’s Board of Directors. Before Seidler, Mr. Merriman was Director of Equities for Dabney/Resnick/Imperial, LLC. In 1989, Mr. Merriman co-founded the hedge fund company Curhan, Merriman Capital Management, Inc., which managed money for high net worth individuals and corporations. Before Curhan, Merriman Capital Management, Inc., he worked in the Risk Arbitrage Department at Bear Stearns & Co. as a trader. Prior to Bear Stearns, Mr. Merriman worked at Merrill Lynch as a financial analyst and as an institutional equity salesman. Mr. Merriman received his Bachelor of Arts in Psychology from Dartmouth College and completed coursework at New York University’s Graduate School of Business. Mr. Merriman has served several public and private company boards.

William J. Febbo, 45, has served as a member of our Board of Director since April 2007 and has been our Chief Operating Officer since January 2012. Mr. Febbo was Chief Executive Officer and founder of MedPanel, Inc., an online medical market intelligence firm, from January 1999 to April 2007. At MedPanel, Mr. Febbo oversaw the company's sales, marketing, technology, finance and content development organizations. We acquired MedPanel, Inc. in April 2007 (which operated as Panel Intelligence, LLC), where Mr. Febbo continued his responsibilities.  Mr. Febbo and other investors formed Panel Intelligence, LLC (a Massachusetts corporation) which acquired the assets of Panel Intelligence, LLC (Delaware) from the Company on January 30, 2009.  Mr. Febbo has been Treasurer on the Board of the United Nations of Greater Boston since November 2004. Prior to founding MedPanel, Inc., Mr. Febbo was Chairman of the Board of Directors of Pollone, a Brazilian manufacturing venture in the automotive industry, from January 1998 to January 1999. From January 1996 to January 1999, Mr. Febbo was with Dura Automotive working in business development and mergers and acquisition overseas. Mr. Febbo received his B.S. degree in international studies, with a focus on economics and Spanish, from Dickinson College.

Michael C. Doran, 54, has served as General Counsel and Corporate Secretary since September 2009. From May 2009 to September 2009, Mr. Doran practiced law as a solo practitioner. From September 2005 to May 2009, Mr. Doran was a partner in the Silicon Valley office of Fish & Richardson PC and previously practiced with Brobeck Phleger and Harrison LLP. He holds a B.A. in economics from Drury University magna cum laude and a J.D. from Stanford Law School.

There are no family relationships among any of the foregoing officers or between any of the foregoing executive officers and any Director of the Company.

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

Based solely on the reports received and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements of Section 16(a) of the Exchange Act during the year ended December 31, 2013.

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

Item 11. Executive Compensation

SUMMARY 2013 COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer and our two other most highly compensated executive officers for the two years ended December 31, 2013, whom we refer to as our named executive officers.

	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Name and Principal Position	(b)	(c)	(d) (1)	(e)	(f)	(g)

D. Jonathan Merriman	2013	224,000	-	153	-	224,153
Chief Executive Officer	2012	239,583	161,162	324,550	-	725,295
Merriman Holdings, Inc.

William J. Febbo	2013	229,014	-	-	-	229,014
Chief Operating Officer	2012	232,365	-	-	-	232,365
Merriman Holdings, Inc.

Michael C. Doran	2013	200,000	-	-	-	200,000
General Counsel	2012	234,167	-	-	-	234,167
Merriman Holdings, Inc.

(1)	The amounts included in column (d) are bonuses awarded under Executive and Management Bonus Plan (“EMB”), designed to reward our named executive officers and other employees to the extent that the Company achieves or exceeds its business plan for a particular year. The EMB provides for a bonus pool to be established based on achieving the Company’s annual business plan, with the Committee retaining discretion to allocate the bonus pool. If the Company’s business plan with respect to a calendar year is not met, only small amounts will be paid under the EMB for that year. While the amount of the total bonus pool that is available for awards under the EMB is based on the Company achieving certain performance targets, the actual amount to be paid to each of our named executive officers is determined by the Compensation Committee of our Board and our Board, based on their discretion.

Compensation awarded to our named executive officers was determined by the compensation committee of our Board.

Pursuant to its practice, the Company provides Mr. Merriman and Mr. Doran with parking at garages near the Company’s principal offices.

 OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value of
	Securities	Securities			Shares	Shares
	Underlying	Underlying			or Units	or Units
	Unexercised	Unexercised	Option	Option	of Stock That	of Stock That
	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
	Exercisable	Unexercisable	Price	Date	Vested	Vested
	(b)	(c)	($/Sh) (e)	(f)	(#)(g)	($) (h)
D. Jonathan Merriman	450,000	400,000	$0.59	03/23/22	—	—
	2,222,222	2,577,778	$0.12	06/03/23	—	—

William J. Febbo	1,661	—	$3.01	05/08/19	—	—
	218,750	531,250	$0.59	03/23/22	—	—
	1,111,111	1,288,889	$0.12	06/03/23	—	—

Michael C. Doran	18,570	—	$10.99	09/21/19	—	—
	39,583	60,417	$0.60	05/31/22	—	—
	36,458	213,542	$0.12	06/03/23	—	—

DIRECTOR COMPENSATION IN 2013

The following table sets forth information about the compensation earned by members of our Board of Directors during the fiscal year ended December 31, 2013. Mr. D. Jonathan Merriman who served as Chief Executive Officer and as Co-Chairman of the Board of Directors, and Mr. William J. Febbo who served as Chief Operating Officer and director did not receive any compensation for their service as directors.

For the year ended December 31, 2013, directors did not receive any compensation in the form of participation in non-equity incentive or pension plans, or any other form of compensation other than awards of cash, stock, and stock options. The Company’s director compensation program for 2013 took into consideration service on committees of the Board. For service on the Board and attendance at the four scheduled quarterly meetings, each of our independent directors was awarded, on an annual basis, a cash award. Additional meetings (whether by phone or in person) were scheduled as necessary for which no additional compensation was awarded.

Accordingly, the compensation earned by our Directors in 2013 was as follows:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c) (1)	Option Awards ($) (d)	All Other Compensation ($) (e)	Total ($) (f)
Ronald L. Chez, Chair (2)	25,000	—	—	—	25,000
D. Jonathan Merriman (3)	—	—	—	—	—
William J. Febbo (4)	—	—	—	—	—
Dennis G. Schmal	7,500	—	—	—	7,500
Jeffrey M. Soinski	7,500	—	—	—	7,500
Patrick O'Brien	7,500	—	—	—	7,500

(1)	Mr. Chez has served as Co-Chairman of the Board of Directors since September 2010.

(2)	Mr. Merriman is also the Chief Executive Officer of the Company for which compensation is not included in this table. In accordance to Company practice, employees of the Company and its subsidiaries do not receive additional compensation for service on the Board. Mr. Merriman has served as Co-Chairman of the Board of Directors since September 2010.

(3)	Mr. Febbo also serves as the Chief Operating Officer since January 2012.

The Board of Directors annually reviews the Company’s director compensation program.

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

The following table gives information about the Company’s common stock that may be issued upon the exercise of options and warrants under all of our existing equity compensation plans as of December 31, 2013 including the 2001 Stock Option and Incentive Plan, the 2003 Stock Option and Incentive Plan, the 2009 Stock Incentive Plan, the 2006 Directors’ Stock Option and Incentive Plan, and the 2012 Stock Option and Incentive Plan.

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

The Company’s common stock was listed on NASDAQ under the symbol MERR from February 2008 until November 2011. Since November 2011, it has been listed on the OTXQX under the same symbol.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of each class of our voting securities as of March 31, 2014, by (a) each person who is known by us to own beneficially more than five percent of each of our outstanding classes of voting securities, (b) each of our directors, (c) each of the named executive officers and (d) all directors and executive officers as a group.

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percent (1)
D. Jonathan Merriman	18,479,565	13%
Ronald L. Chez (2)	81,733,518	40%
Dennis G. Schmal	3,613,290	3%
Jeffrey M. Soinski	1,126,899	2%
William J. Febbo	6,747,743	5%
Patrick O'Brien	180,104	*

All directors and executive officers as a group [11 persons] (3)	111,881,119	63%

5% Owners
Falcon Fund Management Ltd.	14,166,667	10%

•	Less than 1%.

(1)

Applicable percentage ownership is based on 125,059,053 shares of common stock outstanding as of March 31, 2014. Pursuant to the rules of the Securities and Exchange Commission, shares shown as “beneficially” owned include all shares of which the persons listed have the right to acquire beneficial ownership within 60 days of March 31, 2014, including (a) shares subject to options, warrants or any other rights exercisable within 60 days March 31, 2014, even if these shares are not currently outstanding, (b) shares attainable through conversion of other securities, even if these shares are not currently outstanding, (c) shares that may be obtained under the power to revoke a trust, discretionary account or similar arrangement and (d) shares that may be obtained pursuant to the automatic termination of a trust, discretionary account or similar arrangement. This information is not necessarily indicative of beneficial ownership for any other purpose. Our directors and executive officers have sole voting and investment power over the shares of common stock held in their names, except as noted in the following footnotes.

(2)	Mr. Chez and the Company are parties to a Voting Agreement dated March 28, 2013 which provides that Mr. Chez will vote all of his shares of common stock of the Company in excess of 24.99% of the total outstanding shares of Company common stock in the same proportion as all shares of common stock not held by Mr. Chez. This has the effect of limiting Mr. Chez’ voting control to 24.99%. The Voting Agreement was filed with the Company’s Current Report on Form 8-K dated March 28, 2013.

(3)	All directors and executive officers have the business address of 250 Montgomery Street, 16th Floor, San Francisco, CA 94104.

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

On November 1, 2013, the Company’s C.E.O. loaned $30,000 to the Company in a convertible unsecured promissory note (the “Convertible Note”) maturing on April 1, 2014 bearing interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

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

Item 14. Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ FEES

 Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013 and 2012.

The aggregate fees billed by Marcum for professional services to the Company were $201,500 in 2013 and $199,500 in 2012, respectively.

Audit Fees.  The aggregate fees billed by Marcum for professional services rendered for the audit of the Company’s annual financial statements, the review of the Company’s quarterly financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements were $176,500 in 2013 and $158,500 in 2012.

Audit Related Fees.  There were no aggregate fees billed by Marcum for 2013 and 2012 for professional assurance and related services reasonably related to the performance of the audit of the Company’s financial statements, but not included under Audit Fees.

Tax Fees.  Aggregate fees billed by Marcum for 2013 and 2012 for professional services for tax compliance, tax advice and tax planning in 2013 and 2012 were $25,000 and $41,000 respectively.

All Other Fees.  None.

Audit Committee Policies and Procedures

The Audit Committee has formal policies and procedures in place with regard to the approval in advance of all professional services provided to the Company by its independent registered public accountants. With regard to audit fees, the Audit Committee reviews the annual audit plan and approves the estimated annual audit budget in advance. With regard to tax services, the Audit Committee reviews the description and estimated annual budget for tax services to be provided by the Company’s tax consultants in advance. During 2013, the Audit Committee approved all of the independent registered public accountants’ fees in advance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merriman Holdings, Inc.

April 30, 2014	By:	/s/ D. Jonathan Merriman
D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	April 30, 2014
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	April 30, 2014
Ronald L. Chez

/s/ Patrick O’Brien	Director	April 30, 2014
Patrick O’Brien

/s/ William J. Febbo	Director	April 30, 2014
William J. Febbo

/s/ Dennis G. Schmal	Director	April 30, 2014
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	April 30, 2014
Jeffrey M. Soinski

/s/ Robert Ward	Director	April 30, 2014
Robert Ward

