Form 10-Q
period 2014-03-31
Merriman Holdings, Inc
filed 2014-05-15
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares of Registrant’s common stock outstanding as of May 9, 2014 was 135,475,716.

Merriman Holdings, Inc.

Index

Page No.
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2014 and 2013	3
Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013	4
Condensed Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2014 Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2014 and 2013	5-6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	30
ITEM 4. Controls and Procedures	31

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings	32
ITEM 1A. Risk Factors	33
ITEM 6. Exhibits	34
Signatures	35
Certifications

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues
Commissions	$1,381,817	$1,018,181
Principal transactions	248,612	267,762
Investment banking	2,419,233	245,035
Advisory and other	514,818	605,239

Total revenues	$4,564,480	$2,136,217

Operating expenses
Compensation and benefits	$2,508,751	$1,596,663
Brokerage and clearing fees	124,709	86,348
Professional services	113,106	73,029
Occupancy and equipment	301,259	337,032
Communications and technology	186,838	119,222
Depreciation and amortization	39,412	4,257
Travel and entertainment	42,451	60,176
Legal services	40,191	16,769
Cost of underwriting capital	-	46,400
Other	180,502	324,942

Total operating expenses	3,537,219	2,664,838

Operating income/(loss)	1,027,261	(528,621)

Interest expense	(93,748)	(91,282)
Amortization of debt discount	(18,676)	(39,674)
Loss on debt modification	(262,299)	-
Loss on early extinguishment of debt	-	(293,347)

Net income/(loss) attributable to common shareholders	$652,538	$(952,924)

Basic net income/(loss) per share	$0.0052	$(0.10)

Diluted net income/(loss) per share	$0.0043	$(0.10)

Weighted average common shares outstanding:
Basic	124,409,032	9,400,500
Diluted	150,830,423	9,400,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$1,186,777	$1,044,110
Securities owned
Marketable, at fair value	870,023	1,176,347
Not readily marketable, at estimated fair value	1,817,284	671,801
Restricted cash	725,799	891,828
Due from clearing broker	91,811	97,811
Accounts receivable, net	621,458	532,431
Prepaid expenses and other assets	808,337	674,915
Equipment and fixtures, net	370,737	341,258

Total assets	$6,492,226	$5,430,501

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts payable	$213,582	$317,272
Commissions payable	425,399	418,075
Accrued expenses and other	941,392	814,946
Deferred rent	515,963	428,540
Deferred revenue	99,406	70,378
Capital lease obligations	336,969	360,795
Notes payable, net of debt discount	1,238,903	1,226,521
Notes payable to related parties, net of debt discount	1,815,867	1,940,601

Total liabilities	5,587,481	5,577,128

Shareholders’ equity (deficit)
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of March 31, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 0 shares outstanding as of March 31, 2014 and December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and 0 shares outstanding as of March 31, 2014 and December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion
Common stock, $0.0001 par value; 300,000,000 shares authorized; 125,088,489 and 124,255,156 shares issued and 125,059,053 and 124,225,720 shares outstanding as of March 31, 2014 and December 31, 2013, respectively	12,509	12,426
Additional paid-in capital	149,374,163	148,975,412
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(148,256,314)	(148,908,852)

Total shareholders’ equity (deficit)	904,745	(146,627)

Total liabilities and shareholders’ equity (deficit)	$6,492,226	$5,430,501

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

(unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2014	124,255,156	$12,426	(29,436)	$(225,613)	$148,975,412	$(148,908,852)	$(146,627)

Net income						652,538	652,538
Issuance of restricted common stock and warrants for cash	833,333	83			49,917		50,000
Issuance of warrants in connection with debt modification					262,299		262,299
Stock-based compensation	-	-	-	-	86,535	-	86,535

Balance at March 31, 2014	125,088,489	$12,509	(29,436)	$(225,613)	$149,374,163	$(148,256,314)	$904,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$652,538	$(952,924)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,412	4,257
Stock-based compensation	86,535	134,638
Amortization of debt issuance costs	18,676	39,674
Loss on modification of debt	262,299	-
Loss on early extinguishment of debt	-	293,347
Provision for uncollectible accounts receivable	-	101,967
Securities received for services	(1,013,133)	(153,725)
Unrealized gain on securities owned	(204,757)	(270,642)
Changes in operating assets and liabilities:
Securities owned	378,731	(126,034)
Restricted cash	166,029	-
Due from clearing broker	6,000	33,918
Accounts receivable	(89,026)	(122,221)
Prepaid expenses and other assets	(74,442)	(7,833)
Accounts payable	(103,690)	(15,928)
Commissions payable	7,324	(147,085)
Accrued expenses and other	242,896	(80,446)

Net cash provided by (used in) operating activities	375,392	(1,269,037)

Cash flows from investing activities:
Purchase of software platform	(58,980)	-
Purchase of equipment and fixtures	(68,891)	-

Net cash used in investing activities	(127,871)	-

Cash flows from financing activities:
Proceeds form issuance of restricted common stock	50,000	1,088,375
Proceeds from issuance of secured convertible promissory note	-	600,000
Proceeds from issuance of unsecured convertible promissory note	85,000	-
Payments of notes payable	(216,028)	-
Proceeds from issuance of temporary subordinated borrowings	-	1,600,000
Payment of temporary subordinated borrowings	-	(1,200,000)
Principal payments of capital leases	(23,826)	-

Net cash provided by (used in) financing activities	(104,854)	2,088,375

Increase in cash and cash equivalents	142,667	819,338

Cash and cash equivalents at beginning of the period	1,044,110	1,316,990

Cash and cash equivalents at end of the period	$1,186,777	$2,136,328

Supplementary disclosure of cash flow information:
Cash paid during the year:
Cost of underwriting capital	$-	$95,520
Interest expense	$74,420	$49,120

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

The Company is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock is listed on the OTCQX where it currently trades under the symbol “MERR.” Its corporate office is located in San Francisco, CA.

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP). For the purposes of presentation, dollar amounts displayed in these Notes to Condensed Consolidated Financial Statements were rounded to the nearest thousand.

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the consolidated results of operations for the interim periods covered and the consolidated financial condition of the Company at the date of the interim statements of financial condition. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s 2013 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Liquidity/Going Concern

Although the Company turned a profit of $653,000 and had positive operating cash flows of $375,000 during the first three months of 2014, it incurred substantial losses in 2013, having net losses of $3,992,000 and negative operating cash flows of $2,836,000. As of March 31, 2014, the Company had an accumulated deficit of $148,256,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

Management’s plan to alleviate the going-concern uncertainty includes, but is not limited to, the issuance of equity and debt instruments for working capital. The Company’s continued existence is also dependent upon its ability to increase revenues generated from operations that will enable the Company to achieve a profitable level of operations.

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

In March and April 2014, the Company issued 833,333 and 10,416,663 shares of common stock at $0.06 per share and 208,333 and 2,604,163 warrants for total proceeds of $50,000 and $625,000, respectively.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Summary of Significant Accounting Policies – continued

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. Diluted loss per share is unchanged from basic loss per share because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive. Interests for convertible debt are also not considered since including them in the calculation of diluted loss per share would be anti-dilutive.

The following table sets forth the components used in the computation of basic and dilutive earnings (loss) per common share:

	Three months ended March 31,
	2014	2013
Numerator:
Numerator for basic earnings (loss) per share
Net income (loss) as reported	$652,538	$(952,924)

Effect of dilutive securities
Interest on convertible notes	3,316	-

Numerator for basic earnings (loss) per share -
net income (loss) as adjusted	$655,854	$(952,924)

Denominator:
Denominator for basic earnings per share
weighted average shares	124,409,032	9,400,500

Effect of dilutive securities
Assumed conversion of convertible notes	3,916,666	-
Common share equivalents of outstanding restricted stocks	1,873	-
Common share equivalents of outstanding warrants	22,502,852	-
Dilutive potential common shares	26,421,391	-

Denominator for diluted earnings per share -
adjusted weighted average shares
and assumed conversions	150,830,423	9,400,500

Net income (loss) available to common shareholders
Basic	$0.0052	$(0.10)
Diluted	$0.0043	$(0.10)

For the three months ended March 31, 2014, 195,827,301 common share equivalents for the potential warrant exercises were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive. For the three months ended March 31, 2013, 12,645,105 common share equivalents for the potential conversion of Series D and E convertible preferred stock and warrant exercises were excluded from the calculation of dilutive net loss per share since its inclusion would have been anti-dilutive.

 Adoption of New Accounting Pronouncements

The Financial Accounting Standards Board, the Emerging Issues Task Force and the SEC have issued certain accounting standards updates and regulations as of March 31, 2014 that will become effective in subsequent periods; however, management of the Company does not believe that any of those updates would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during the period, and does not believe that any of those pronouncements will have a significant impact on the Company’s condensed consolidated financial statements at the time they become effective.

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

As of March 31, 2014 and December 31, 2013, the Company held concentrated positions in three securities with total fair values of $842,000 and $1,092,000. The prices of these securities are highly volatile.

As of March 31, 2014 and December 31, 2013, the Company did not hold concentrated positions in accounts receivable with any one client that exceeded 10% of total accounts receivable.

During the three months ended March 31, 2014, one sales professional accounted for more than 10% of total revenue (approximately $903,000 in the aggregate) and no customer accounted for more than 10% of total revenue. During the three month ended March 31, 2013, three sales professionals who each accounted for more than 10% of total revenue (approximately $969,000 in the aggregate) and no customer accounted for more than 10% of total revenue.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

Subsequent Events

Under Accounting Standards Codification (ASC) Topic 855 – Subsequent Events, the Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. (See Note 14)

4. Fair Value of Assets and Liabilities

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of March 31, 2014, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $870,000.

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

As of March 31, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is $174,000.

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

As of March 31, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $1,609,000.

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

As of March 31, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $34,000.

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

As of March 31, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition was deemed de minimis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	52 - 350%	216%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	257%	257%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$870,023	$-	$173,976	$1,043,999
Stock warrants	-	-	1,608,920	1,608,920
Underwriters' purchase option	-	-	34,232	34,232
Preferred stock	-	-	156	156

Total securities owned	$870,023	$-	$1,817,284	$2,687,307

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2014:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2013	$78,756	$568,755	$24,056	$234	$671,801
Purchases or receipt (a)	48,625	882,588	-	-	931,213
Gains (losses):
Realized	-	-	-	-	-
Unrealized	46,595	157,577	10,176	(78)	214,270
Balance at March 31, 2014	$173,976	$1,608,920	$34,232	$156	$1,817,284

Change in unrealized gains
(losses) relating to instruments still held
at March 31, 2014	$46,595	$157,577	$10,176	$(78)	$214,270

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy, as defined by ASC 820. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period. There were no transfers between our Level 1, Level 2 and Level 3 classified instruments during the three months ended March 31, 2014.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt

Notes Payable as of March 31, 2014 comprise of the following:

	Notes Payable	Notes Payable Related Party	Total

Subordinated notes payable	$170,000	$1,281,600	$1,451,600
Debt discount	-	(6,507)	(6,507)
	170,000	1,275,093	1,445,093

Secured promissory notes	1,070,000	575,000	1,645,000
Debt discount	(1,097)	(34,226)	(35,323)
	1,068,903	540,774	1,609,677

Total	$1,238,903	$1,815,867	$3,054,770

Subordinated Notes Payable

On September 29, 2013, $840,000 of the Subordinated Notes loaned to the Company from the Co Chairman of the Board of Directors, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified to mature on December 31, 2014 at the same interest rates plus warrants to purchase 3,335,706 shares of the Company’s common stock at $0.10 per share.

The Company accounted for this transaction in accordance with ASC 470, Debt, as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the three months ended March 31, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the three months ended March 31, 2014 and 2013, the Company incurred $36,000 and $34,000 in interest on the Subordinated Notes, respectively. Total interests of 68,000 and $56,000 remain outstanding as of March 31, 2014 and December 31, 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share. On April 1, 2014, the maturity date was extended to May 15, 2014 under the same terms.

On January 10, 2014, a common shareholder loaned $50,000 to the Company in the form of an unsecured convertible promissory notes maturing on January 10, 2016. The note bears interest rates at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

On January 15, 2014, a common shareholder who is also an employee loaned $35,000 to the Company in an unsecured convertible promissory note maturing on January 15, 2016. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt — continued

Secured Promissory Notes

(a)	On September 12, 2013, the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

(b)	On December 13, 2012, an unrelated party loaned $300,000 to the Company in a secured promissory note maturing on June 13, 2013 and bearing interest rate at eight percent (8%) per annum payable at maturity. The note was extended several times and several principal payments were made. The $150,000 balance outstanding at March 31, 2014 was paid in full on April 3, 2014.

(c)	As of March 31, 2014, $920,000 principal balance of the secured promissory notes remained outstanding and were included in notes payable in the Company’s condensed consolidated statement of financial condition, of which $270,000 principal balance were paid in April 2014.

6.  Shareholders’ Equity

Sale of Common Stock

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

7. Stock-based Compensation Expense

During the three months ended March 31, 2014, the Company granted 1,400,000 options to purchase common shares at exercise prices of $0.14. The options vest in 4 years and have a fair value of $161,000.

The fair value of employee grants is estimated on the date of grant using the Black-Scholes option pricing model. Key weighted average assumptions used to apply this pricing model were as follows:

Expected Volatility	199.20%
Average expected term (years)	4.07
Risk-free interest rate	1.04%
Dividend yield	-

Compensation expense for stock options during the three months ended March 31, 2014 and 2013 was approximately $87,000 and $122,000, respectively. As of March 31, 2014, total unrecognized compensation expense related to unvested stock options was approximately $445,000. This amount is expected to be recognized as expense over a weighted-average period of 4.07 years.

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2014, MC had regulatory net capital, as defined, of approximately $426,000 which exceeded the amount required by approximately $176,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

9. Litigation and Contingencies

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Currently, there is no litigation against the Company. From time to time, the Company is involved in ordinary routine litigation incidental to our business.

For the three months ended March 31, 2014 and 2013, the Company incurred legal services of $40,000 and $17,000, respectively.

10. Related Party Transactions

Subordinated Notes Payable

On September 29, 2013, $840,000 of the Subordinated Notes loaned to the Company from the Co Chairman of the Board of Directors, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified to mature on December 31, 2014 at the same interest rates plus warrants to purchase 3,335,706 shares of the Company’s common stock at $0.10 per share.

The Company accounted for this transaction in accordance with ASC 470, Debt, as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the three months ended March 31, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share. On April 1, 2014, the maturity date was extended to May 15, 2014 under the same terms.

On January 15, 2014, a common shareholder who is also an employee loaned $35,000 to the Company in an unsecured convertible promissory note maturing on January 15, 2016. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $0.06 per share.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Secured Promissory Notes

On September 12, 2013, the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

 Software Platform Payments

In connection with the purchase of a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a Board member, the Company makes a $20,500 ongoing monthly payment to the Board member.

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

11. Segment Reporting

The Company’s business results are categorized into three operating segments: MC, FEP and CMAG. The Company's reportable segments are strategic business units that offer products and services that are compatible with its core business strategy. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The FEP segment includes capital raising services through a network of independent investment bankers and CMAG includes assisting corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate the access to institutional capital markets.

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

11. Segment Reporting— continued

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended
	31-Mar-14	31-Mar-13

Revenues
MC	$3,830,850	$1,487,654
FEP	254,749	73,400
CMAG	478,970	570,883
Total segment revenues	4,564,569	2,131,937
Consolidation items and elimination	(89)	4,280
Consolidated revenues	$4,564,480	$2,136,217

Segment income (loss)
MC	$707,069	$(1,069,816)
FEP	(87,845)	43,800
CMAG	362,011	485,481
Total segment income (loss)	981,235	(540,535)
Consolidation items and elimination	(328,697)	(412,389)
Consolidated net income (loss) before income taxes	$652,538	$(952,924)

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

12. Subsequent Event

In April 2014, the Company issued 10,416,663 shares of common stock at $0.06 per share and 2,604,163 warrants for total proceeds of $625,000.

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

With DCN, we are creating a turnkey solution for investors to screen dozens of investment opportunities across multiple investment strategies, sectors, deal sizes and locations. By increasing the number of investment opportunities available to them, institutions and family offices will be able to focus on evaluating deals rather than sourcing them. As a result, they will be able to make better investment decisions and improve the diversification of their portfolios. DCN also enables Issuers with the ability to have their deals viewed immediately by dozens of qualified investors, something that previously would have taken months of travel, lengthy conference calls, and expensive road shows.

We are headquartered in San Francisco, with an additional office in New York, NY. As of March 31, 2014, we had 29 employees.

Executive Summary

Our total revenues were approximately $4,565,000 for three months ended March 31, 2014, representing a $2,248,000 or 114% increase from total revenues of $2,136,000 for three months ended March 31, 2013. The increase was primarily due to higher banking revenues.

For the three months ended March 31, 2014, commission revenues increased $364,000 or 36% over the same period in 2013 primarily due to favorable market conditions. Investment banking revenues increased $2,174,000 or 887% over the same period in 2013 primarily due to more banking transactions being closed as a result of favorable market conditions. Other revenues decreased $90,000 or 15% over the same period in 2013 primarily due to capital markets advisory business.

For the three months ended March 31, 2014 and 2013, net income (loss) was approximately $653,000 and ($953,000) or $0.0052 and ($0.10) per share, respectively. Net income (loss) for the three months ended March 31, 2014 and 2013 included stock based compensation expenses of approximately $89,000 and $135,000, respectively.

Liquidity/Going Concern

Although the Company turned a profit of $653,000 and had positive operating cash flows of $375,000 during the first three months of 2014, it incurred substantial losses in 2013, having net losses of $3,992,000 and negative operating cash flows of $2,836,000. As of March 31, 2014, the Company had an accumulated deficit of $148,256,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

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

In March and April 2014, the Company issued 833,333 and 10,416,663 shares of common stock at $0.06 per share and 208,333 and 2,604,163 warrants for total proceeds of $50,000 and $625,000, respectively.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
	2014	2013

Revenues
Commissions	$1,381,817	$1,018,181
Principal transactions	248,612	267,762
Investment banking	2,419,233	245,035
Advisory and other	514,818	605,239

Total revenues	$4,564,480	$2,136,217

Operating expenses
Compensation and benefits	$2,508,751	$1,596,663
Brokerage and clearing fees	124,709	86,348
Professional services	113,106	73,029
Occupancy and equipment	301,259	337,032
Communications and technology	186,838	119,222
Depreciation and amortization	39,412	4,257
Travel and entertainment	42,451	60,176
Legal services	40,191	16,769
Cost of underwriting capital	-	46,400
Other	180,502	324,942

Total operating expenses	3,537,219	2,664,838

Operating income/(loss)	1,027,261	(528,621)

Interest expense	(93,748)	(91,282)
Amortization of debt discount	(18,676)	(39,674)
Loss on debt modification	(262,299)	-
Loss on early extinguishment of debt	-	(293,347)

Net income/(loss) attributable to common shareholders	$652,538	$(952,924)

For the three months ended March 31, 2014, total revenues increased by approximately $2,428,000 or 114% as compared to the same periods in 2013. The $2,428,000 increase primarily consisted of approximately (a) a $2,174,000 increase in investment banking revenues, (b) a $364,000 increase in commission revenues, partially offset by (c) a ($90,000) decrease in other revenues and (d) ($19,000) decrease in principal transactions.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenue:
Capital raise	$2,160,337	$151,635
Financial advisory	258,896	93,400

Total investment banking revenue	$2,419,233	$245,035

Transaction volumes:
Public offerings:
Capital underwritten participations	$-	$21,000,000
Number of transactions	-	1
Private placements:
Capital raise	$26,795,606	$1,000,000
Number of transactions	7	1
Financial advisory:
Transaction amounts	$-	$-
Number of transactions	-	1

For the three months ended March 31, 2014 and 2013, investment banking revenues were approximately $2,419,000 and $245,000 or 50% and 11% of total revenues, representing a $2,174,000 or 887% increase as a result of more banking transactions being closed.

For the three months ended March 31, 2014 and 2013, investment banking revenues generated by FEP associates were $467,000 and $73,000, respectively.

During the three months ended March 31, 2014, there was one investment banking client who accounted for more than 10% of total revenues. During the three months ended March 31, 2013, there was no investment banking client who accounted for more than 10% of total revenues.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended March 31,
	2014	2013

Commissions:
Institutional equities	$1,381,817	$1,018,181

Total commission revenue	$1,381,817	$1,018,181

Principal transactions:
Customer principal transactions, proprietary
trading and market making	$8,442	$41,568
Investment portfolio	240,170	226,194

Total principal transaction revenue	$248,612	$267,762

Transaction Volumes:
Number of shares traded	109,448,058	48,609,730

For the three months ended March 31, 2014 and 2013, commission revenues were approximately $1,382,000 and $1,018,000 or 30% and 48% of total revenue, respectively, representing a $364,000 or 36% increase primarily due to favorable market conditions.

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

For the three months ended March 31, 2014, principal transaction gains were approximately $249,000 which consisted of (a)

a $240,000 gain on our investment portfolio, (b) a $93,000 gain from customer principal transactions, and (c) partially offset by a ($84,000) loss from proprietary trading and market making. For the three months ended March 31, 2013, principal transaction gains were approximately $268,000 which consisted of (a) a $226,000 gain on our investment portfolio, (b) a $48,000 gain from customer principal transactions, and (c) partially offset by a ($6,000) loss from proprietary trading and market making.

During the three months ended March 31, 2014, there was no brokerage customer that accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Incentive compensation and discretionary bonuses	$1,689,538	$741,493
Salaries and wages	519,477	536,515
Stock-based compensation	88,542	135,416
Payroll taxes, benefits and other	211,194	183,239

Total compensation and benefits	$2,508,751	$1,596,663

Total compensation and benefits as a
percentage of core business revenue	58%	85%
Cash compensation and benefits as a
percentage of core business revenue	56%	78%

For the three months ended March 31, 2014 and 2013, total compensation and benefits were approximately $2,509,000 and $1,597,000, respectively, an increase of approximately $912,000 or 57%. Incentive compensation and discretionary bonuses increased $948,000 or 128% as a direct result of higher commission and banking revenues. Salaries and wages decreased a minimal ($17,000) or 3%. Stock-based compensation decreased ($47,000) or 35% primarily due to terminated employees. Payroll taxes and benefits’ increase of $28,000 or 15% directly correlated to higher compensation expenses.

As of March 31, 2014 and 2013, the Company had 29 and 29 employees, respectively.

For the three months ended March 31, 2014 and 2013, of the total compensation and benefits, $343,000 and $22,000 were for FEP associates, respectively.

During the three months ended March 31, 2014, one sales professional accounted for more than 10% of total revenue (approximately $903,000) and no customer accounted for more than 10% of total revenue. During the three month ended March 31, 2013, three sales professionals accounted for more than 10% of total revenue (approximately $969,000) and three customers accounted for more than 10% of total revenue (approximately $355,000).

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three months ended March 31, 2014, brokerage and clearing fees increased $38,000 or 44% as compared to the same period in 2013 as a direct result of higher trading volume and commission revenues.

Professional services expense includes audit, accounting fees and various consulting fees. For the three months ended March 31, 2014, professional services expense increased $40,000 or 55% as compared to the same period in 2013 due to the Company using outside consultants to upgrade its computer and phone systems and general ledger conversion.

Occupancy and equipment include rents and related costs of our office premises, equipment, and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three months ended March 31, 2014, occupancy and equipment expenses decreased $36,000 or 11%, as compared to the same period in 2013 due to more subtenants being procured.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the three months ended March 31, 2014, communications and technology expense increased $68,000 or 57%, as compared to the same period in 2013 primarily due to a $81,000 market data service rebate received in March 2013.

 Depreciation and amortization expenses relate to the depreciation of our fixed assets and amortization of leasehold improvements and are mostly fixed in nature. For the three months ended March 31, 2014, depreciation expenses increased $35,000 or 826% as compared to the same period in 2013 due to certain capital leases were entered into during the third quarter of 2013.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three months ended March 31, 2014, travel and entertainment expenses decreased approximately $18,000 or 29% as compared to the same period in 2013 as a result of continued cost reduction measures.

Legal services relate to our various corporate legal consult. For the three months ended March 31, 2014, legal services increased $23,000 or 140% as compared to the same period in 2013 primarily due to increased number of FINRA inquiries.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the three months ended March 31, 2014, no costs of underwriting capital were incurred due to the fact that the banking deals closed did not require underwriting capital.

The following expenses are included in other operating expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013

Insurance	$72,504	$126,745
Regulatory & filing fees	52,544	39,125
Provision for uncollectible accounts receivable	-	122,033
Other	55,454	37,039

Total other operating expenses	$180,502	$324,942

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses.

For the three months ended March 31, 2014, other operating expenses decreased $144,000 or 44% as compared to the same period in 2013 due to (a) a ($122,000) decrease in provision for uncollectible accounts receivable, (b) a ($54,000) decrease in insurance, partially offset by (c) a $14,000 increase regulatory & filing fees and (d) an $18,000 increase in miscellaneous other expenses.

Amortization of Debt Discounts

 We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method. For the three months ended March 31, 2014 and 2013, amortizations of debt discounts for the remaining debt and related warrants were $19,000 and $40,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2014 and 2013. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

Other Commitments

The following table summarizes our significant commitments as of March 31, 2014, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Capital Leases	Total

2014	$2,561,031	$969,600	$456,500	$97,415	$4,084,546
2015	710,121	1,343,760	60,800	129,885	2,244,566
2016	85,140	1,353,354	36,000	100,499	1,574,993
2017	-	1,421,854	-	49,563	1,471,417
2018	-	1,437,268	-	-	1,437,268
Thereafter	-	2,189,662	-	-	2,189,662
Total Commitments	3,356,292	8,715,498	553,300	377,362	13,002,452
Interest	(259,692)	-	-	(40,393)	(300,085)
Net Commitments	$3,096,600	$8,715,498	$553,300	$336,969	$12,702,367

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of March 31, 2014 and December 31, 2013 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2013. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2013.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the three months ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.

Legal Proceedings

Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Currently, there is no litigation against the Company. From time to time, the Company is involved in ordinary routine litigation incidental to our business.

ITEM 1A. Risk Factors

In addition to the information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed on March 31, 2014, as amended by our Form 10-K/A filed on April 30, 2014.

ITEM 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMAN HOLDINGS, INC.

May 15, 2014	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

\