Form 10-Q
period 2014-06-30
Merriman Holdings, Inc
filed 2014-08-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares of Registrant’s common stock outstanding as of August 8, 2014 was 4,515,857.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Commissions	$1,216,656	$1,200,179	$2,598,473	$2,218,360
Principal transactions	517,943	(232,384)	766,555	35,378
Investment banking	2,346,749	816,660	4,765,981	1,061,695
Advisory and other	535,240	541,279	1,050,059	1,146,518

Total revenues	$4,616,588	$2,325,734	$9,181,068	$4,461,951

Operating expenses
Compensation and benefits	$3,434,812	$2,402,768	$5,943,563	$3,999,430
Brokerage and clearing fees	138,722	116,429	263,431	202,777
Professional services	148,567	74,225	261,672	147,255
Occupancy and equipment	293,161	356,263	594,420	693,296
Communications and technology	199,082	224,054	385,920	343,275
Depreciation and amortization	43,247	2,743	82,659	7,000
Travel and entertainment	93,077	45,459	135,528	105,636
Legal services	(12,265)	49,275	27,926	66,044
Cost of underwriting capital	-	3,200	-	49,600
Other	404,301	251,822	584,804	576,764

Total operating expenses	4,742,704	3,526,238	8,279,923	6,191,077

Operating income/(loss)	(126,116)	(1,200,504)	901,145	(1,729,126)

Interest expense	(86,923)	(74,197)	(180,671)	(165,479)
Amortization of debt discount	(7,616)	(34,518)	(26,292)	(74,192)
Loss on modification and early extinguishment of debt	-	-	(262,299)	(293,347)
Net income/(loss) attributable to common shareholders	$(220,655)	$(1,309,219)	$431,883	$(2,262,144)

Basic net income/(loss) per share	$(0.05)	$(0.35)	$0.10	$(1.12)

Diluted net income/(loss) per share	$(0.05)	$(0.35)	$0.08	$(1.12)

Weighted average common shares outstanding:
Basic	4,498,798	3,720,141	4,323,855	2,017,820
Diluted	4,498,798	3,720,141	5,251,220	2,017,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$959,633	$1,044,110
Securities owned
Marketable, at fair value	1,141,442	1,176,347
Not readily marketable, at estimated fair value	1,978,505	671,801
Restricted cash	725,799	891,828
Due from clearing broker	57,367	97,811
Accounts receivable, net	486,536	532,431
Prepaid expenses and other assets	1,334,581	674,915
Equipment and fixtures, net	360,456	341,258

Total assets	$7,044,319	$5,430,501

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts payable	$260,925	$317,272
Commissions payable	445,474	418,075
Accrued expenses and other	853,339	814,946
Deferred rent	555,907	428,540
Deferred revenue	78,587	70,378
Capital lease obligations	319,793	360,795
Notes payable, net of debt discount	820,000	1,226,521
Notes payable to related parties, net of debt discount	2,286,386	1,940,601

Total liabilities	5,620,411	5,577,128

Shareholders’ equity (deficit)
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of June 30, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 0 shares outstanding as of June 30, 2014 and December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and 0 shares outstanding as of June 30, 2014 and December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion
Common stock, $0.0001 par value; 300,000,000 shares authorized; 4,516,838 and 4,141,838 shares issued and 4,515,857 and 4,140,857 shares outstanding as of June 30, 2014 and December 31, 2013, respectively	452	414
Additional paid-in capital	150,126,038	148,987,424
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(148,476,969)	(148,908,852)

Total shareholders’ equity (deficit)	1,423,908	(146,627)

Total liabilities and shareholders’ equity (deficit)	$7,044,319	$5,430,501

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014

(unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2014	4,141,838	$414	(981)	$(225,613)	$148,987,424	$(148,908,852)	$(146,627)

Net income						431,883	431,883
Issuance of restricted common stock and warrants for cash	375,000	38			675,154		675,192
Issuance of warrants in connection with debt modification					262,299		262,299
Stock-based compensation	-	-	-	-	201,161	-	201,161

Balance at June 30, 2014	4,516,838	$452	(981)	$(225,613)	$150,126,038	$(148,476,969)	$1,423,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$431,883	$(2,262,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82,659	7,000
Stock-based compensation	201,162	574,369
Amortization of debt issuance costs	26,292	74,191
Loss on restructuring of debt	262,299	-
Loss on early extinguishment of debt	-	293,347
Provision for uncollectible accounts receivable	179,750	122,033
Securities received for services	(1,351,233)	(217,329)
Unrealized gain on securities owned	(101,326)	253,363
Changes in operating assets and liabilities:
Securities owned	180,760	(389,563)
Restricted cash	166,029	-
Due from clearing broker	40,444	22,068
Accounts receivable	(133,853)	(275,522)
Prepaid expenses and other assets	(98,186)	32,156
Accounts payable	(56,348)	(82,220)
Commissions payable	27,399	(209,986)
Accrued expenses and other	173,967	137,565

Net cash provided by (used in) operating activities	31,698	(1,920,672)

Cash flows from investing activities:
Purchase of software platform	(97,480)	-
Purchase of equipment and fixtures	(101,857)	(1,319)

Net cash (used in) investing activities	(199,337)	(1,319)

Cash flows from financing activities:

Proceeds form issuance of restricted common stock	675,192	1,822,375

Proceeds from issuance of secured convertible promissory note	-	600,000

Proceeds from issuance of unsecured convertible promissory note	85,000	-

Payments of notes payable	(636,028)	-

Proceeds from issuance of temporary subordinated borrowings	-	1,600,000

Payment of temporary subordinated borrowings	-	(1,600,000)

Principal payments of capital leases	(41,002)	-

Net cash provided by financing activities	83,162	2,422,375

Increase (decrease) in cash and cash equivalents	(84,477)	500,384

Cash and cash equivalents at beginning of the period	1,044,110	1,316,990

Cash and cash equivalents at end of the period	$959,633	$1,817,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

Supplementary disclosure of cash flow information:

Cash paid during the year:

Cost of underwriting capital	$-	$95,520

Interest expense	$154,043	$49,120

Noncash financing activities

Issuance of equity loans	$464,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Merriman Holdings, Inc. and subsidiaries (the Company) is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer whose clients are fast growing public and private companies and the entrepreneurs who manage those companies. MC facilitates efficient capital formation through a proprietary digital network (DCN). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

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

2. Liquidity/Going Concern

Although the Company posted a profit of $432,000 and had positive operating cash flows of $32,000 during the six months ending June 30, 2014, it incurred substantial losses in 2013, having net losses of $3,992,000 and negative operating cash flows of $2,836,000. As of June 30, 2014, the Company had an accumulated deficit of $148,477,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

If anticipated operating results are not achieved, management has the intent, and believes it has the ability, to further delay or reduce expenditures. In such case, the further reduction in operating expenses might need to be substantial. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to the existing terms or that additional financing will be available at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities, reduce costs or contemplate the sale of its assets if necessary.

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

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards made to employees and directors, including stock options, restricted stock, and warrants. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statements of operations over the requisite service periods. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. The Company used Income Approach to arrive at an estimated fair value of the Company’s common stock to be used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and six months ended June 30, 2014.

The Company considered the following significant factors in preparing its fair value analyses:

•	Observable inputs from the trading of its common stock on OTCQX;

•	Guidelines Public Companies’ Trading Multiples Method (“GPC”);

•	Back Solve approach.

To apply the Back Solve approach, the Company determined that it is appropriate to use the Black Scholes option valuation model as the primary method for allocating the Company’s equity value. The Company gave 50% weight each to the equity value arrived from the GPC and Back Solve approaches.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Earnings (Loss) Per Share – continued

The following table sets forth the components used in the computation of basic and dilutive earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Numerator:
Numerator for basic earnings (loss) per share
Net income (loss) as reported	$(220,655)	$(1,309,219)	$431,883	$(2,262,144)

Effect of dilutive securities
Interest on convertible notes	2,938	-	5,717	-

Numerator for basic earnings (loss) per share - net income (loss) as adjusted	$(217,717)	$(1,309,219)	$437,600	$(2,262,144)

Denominator:
Denominator for basic earnings per share weighted average shares	4,498,798	3,720,141	4,323,855	2,017,820

Effect of dilutive securities
Assumed conversion of convertible notes	-	-	127,669	-
Assumed conversion of preferred stock	-	-	-	-
Common share equivalents of outstanding restricted stocks	-	-	57	-
Common share equivalents of outstanding warrants	-	-	799,639	-
Dilutive potential common shares	-	-	927,365	-

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	4,498,798	3,720,141	5,251,220	2,017,820

Net income (loss) available to common shareholders
Basic	$(0.05)	$(0.35)	$0.10	$(1.12)
Diluted	$(0.05)	$(0.35)	$0.08	$(1.12)

For the three and six months ended June 30, 2014, 6,083,485 and 6,235,615 common share equivalents for the potential warrant and option exercises and conversion of convertible notes were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive, respectively. For the three and six months ended June 30, 2013, 5647,285 and 5,868,585 common share equivalents for the potential warrant and option exercises and conversion of convertible notes were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Summary of Significant Accounting Policies – continued

Adoption of New Accounting Pronouncements

The FASB has issued ASU No. 2014-12 Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

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

Fair Value Measurement—Definition and Hierarchy – continued

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

As of June 30, 2014 and December 31, 2013, the Company held concentrated positions in three securities with total fair values of $963,000 and $1,092,000. The prices of these securities are highly volatile.

As of June 30, 2014 and December 31, 2013, the Company did not hold concentrated positions in accounts receivable with any one client that exceeded 10% of total accounts receivable.

During the three and six months ended June 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $765,000 and $1,667,000 in the aggregate) and no customer accounted for more than 10% of total revenue. During the three and six months ended June 30, 2013, two sales professionals who each accounted for more than 10% of total revenue (approximately $978,000 and $1,607,000 in the aggregate) and one customer accounted for more than 10% of total revenue (approximately $411,000 and $514,000 in the aggregate).

During the three and six months ended June 30, 2014, two investment banking clients accounted for more than 10% of our total revenues.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of June 30, 2014, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $1,141,000.

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

As of June 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $87,000.

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

As of June 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $1,884,000.

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

As of June 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $8,000.

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

As of June 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition was deemed de minimis.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	55 - 338%	189%
Underwriters' purchase options	Black-Scholes option pricing model	Stock volatility	311%	311%
Preferred stock	Exchange-quoted price of common stock equivalents	Preferred stock to common stock conversion rate	1.6	1.6

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,141,442	$-	$86,562	$1,228,004
Stock warrants	-	-	1,884,382	1,884,382
Underwriters’ purchase option	-	-	7,405	7,405
Preferred stock	-	-	156	156

Total securities owned	$1,141,442	$-	$1,978,505	$3,119,947

The following summarizes the change in carrying values associated with Level 3 financial instruments for the six months ended June 30, 2014:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2013	$78,756	$568,755	$24,056	$234	$671,801
Purchases or receipt (a)	48,625	1,120,945	-	-	1,169,570
Sales or exercises	-	-	-	-	-
Transfers out of	(53,800)	-	-	-	(53,800)
Gains (losses)
Unrealized	12,981	194,682	(16,651)	(78)	190,934
Balance at June 30, 2014	$86,562	$1,884,382	$7,405	$156	$1,978,505

Change in unrealized gains (losses) relating to instruments still held at June 30, 2014	$12,981	$194,682	$(16,651)	$(78)	$190,934

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt

Notes Payable as of June 30, 2014 comprise of the following:

		Notes Payable
	Notes Payable	Related Party	Total

Unsecured promissory notes	$170,000	$1,570,600	$1,740,600
Debt discount	-	-	-
	170,000	1,570,600	1,740,600

Secured promissory notes	650,000	750,000	1,400,000
Debt discount	-	(34,214)	(34,214)
	650,000	715,786	1,365,786

Total	$820,000	$2,286,386	$3,106,386

Unsecured Promissory Notes

Of the $1,570,600 Unsecured Promissory Notes, $840,000 was loaned from the Co Chairman of the Board of Directors. On September 29, 2013, the principal, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share.

The Company accounted for this transaction in accordance with ASC 470, Debt, as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the six months ended June 30, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the three and six months ended June 30, 2014, interest expenses incurred on this Unsecured Promissory Note were $36,000 and $72,000, respectively. Total interests of $47,000 and $56,000 remain outstanding as of June 30, 2014 and December 31, 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Secured Demand Notes

On June 30, 2014, MC entered into two three-year secured demand notes with the Company’s Chief Executive Officer and a member of the Company’s Board of Directors in the amount of $100,000 and $364,000, respectively. The notes bear interest at 8% per annum, payable quarterly. The notes comply with FINRA’s prescribed regulations and are accounted for as equity subordination in accordance with SEC Rule 15c3-1(d). The notes are subordinated to the claims of present and future creditors of MC and cannot be repaid, if such repayment will cause MC to fail to meet its minimum net capital requirements in accordance with SEC Rule 15c3-1.

The notes and their corresponding liabilities are included prepaid expenses and other assets and notes payable to related parties, respectively, in the condensed consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt — continued

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share. On March 30, 2014, the maturity date was extended to December 31, 2014 under the same terms.

On January 10, 2014, a common shareholder loaned $50,000 to the Company in the form of an unsecured convertible promissory notes maturing on January 10, 2016. The note bears interest rates at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share.

On January 15, 2014, a common shareholder who is also an employee loaned $35,000 to the Company in an unsecured convertible promissory note maturing on January 15, 2016. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share.

Secured Promissory Notes

(a)	On December 13, 2012, an unrelated party loaned $300,000 to the Company in a secured promissory note maturing on June 13, 2013 and bearing interest rate at eight percent (8%) per annum payable at maturity. The note was extended several times and several principal payments were made. The remaining principal and accrued interest were paid in full on April 3, 2014.

(b)	As of June 30, 2014, $650,000 principal balance of the secured promissory notes remained outstanding and was included in notes payable in the Company’s condensed consolidated statement of financial condition.

6.  Shareholders’ Equity

Sale of Common Stock

On March 12, 2014, the Company issued 27,777 shares of common stock at $1.80 per share and 6,944 warrants for total proceeds of $50,000. The total proceeds of $50,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $40,000 and $10,000, respectively.

In April 2014, the Company issued 347,217 shares of common stock at $1.80 per share and 86,803 warrants for total proceeds of $625,000. The total proceeds of $625,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $504,000 and $121,000, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

7. Stock-based Compensation Expense

The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. The Company used Income Approach to arrive at an estimated fair value of the Company’s common stock to be used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and six months ended June 30, 2014.

The Company considered the following significant factors in preparing its fair value analyses:

•	Observable inputs from the trading of its common stock on OTCQX;

•	Guidelines Public Companies’ Trading Multiples Method (“GPC”);

•	Back Solve approach.

To apply the Back Solve approach, the Company determined that it is appropriate to use the Black Scholes option valuation model as the primary method for allocating the Company’s equity value. The Company gave 50% weight each to the equity value arrived from the GPC and Back Solve approaches. The resultant weighting resulted in a valuation of the Company’s common shares of $1.80 per share. This value was adopted as the estimated fair value of the Company’s common stock effective March 31, 2014.

During the three and six months ended June 30, 2014, the Company granted 6,666 and 46,661 options to purchase common shares at exercise prices of $3.30 and $4.20, respectively. The options vest in 4 years and have a fair value of $102,000.

The fair value of employee grants is estimated on the date of grant using the Black-Scholes option pricing model. Key weighted average assumptions used to apply this pricing model were as follows:

Expected Volatility	200.40%
Average expected term (years)	4.02
Risk-free interest rate	1.06%
Dividend yield	-

Compensation expense for stock options during the three and six months ended June 30, 2014 was approximately $114,000 and $200,000, respectively. As of June 30, 2014, total unrecognized compensation expense related to unvested stock options was approximately $344,000. This amount is expected to be recognized as expense over a weighted-average period of 1.77 years.

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2014, MC had regulatory net capital, as defined, of approximately $562,000 which exceeded the amount required by approximately $312,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

From time to time, the Company is involved in ordinary routine litigation incidental to our business. Currently, there is no litigation against the Company.

For the three and six months ended June 30, 2014 and 2013, the Company incurred legal services of ($12,000) and $28,000, and $49,000 and $66,000, respectively.

10. Related Party Transactions

Unsecured Promissory Notes

Of the $1,570,600 Unsecured Promissory Notes, $840,000 was loaned from the Co Chairman of the Board of Directors. On September 29, 2013, the principal, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share.

The Company accounted for this transaction in accordance with ASC 470, Debt, as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the six months ended June 30, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the three and six months ended June 30, 2014, interest expenses incurred on this Unsecured Promissory Note were $36,000 and $72,000, respectively. Total interests of $47,000 and $56,000 remain outstanding as of June 30, 2014 and December 31, 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Secured Demand Notes

On June 30, 2014, MC entered into two three-year secured demand notes with the Company’s Chief Executive Officer and a member of the Company’s Board of Directors in the amount of $100,000 and $364,000, respectively. The notes bear interest at 8% per annum, payable quarterly. The notes comply with FINRA’s prescribed regulations and are accounted for as equity subordination in accordance with SEC Rule 15c3-1(d). The notes are subordinated to the claims of present and future creditors of MC and cannot be repaid, if such repayment will cause MC to fail to meet its minimum net capital requirements in accordance with SEC Rule 15c3-1.

The notes and their corresponding liabilities are included prepaid expenses and other assets and notes payable to related parties, respectively, in the condensed consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share. On March 30, 2014, the maturity date was extended to December 31, 2014 under the same terms.

On January 15, 2014, a common shareholder who is also an employee loaned $35,000 to the Company in an unsecured convertible promissory note maturing on January 15, 2016. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share.

 Software Platform Payments

In connection with the purchase of a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a Board member, the Company makes a $20,500 ongoing monthly payment to a member of its Board of Directors. The Company also makes a $5,000 monthly payment to the spouse of the same Board member for marketing services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Segment Reporting — continued

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended		Six Months Ended
	30-Jun-14	30-Jun-13	30-Jun-14	30-Jun-13

Revenues
MC	$2,609,907	$1,465,647	$6,440,757	$2,953,300
FEP	1,515,836	344,268	1,770,585	417,668
CMAG	490,845	521,275	969,814	1,092,158
Total segment revenues	4,616,588	2,331,190	9,181,156	4,463,126
Consolidation items and elimination	-	(5,456)	(88)	(1,175)
Consolidated revenues	$4,616,588	$2,325,734	$9,181,068	$4,461,951

Segment income (loss)
MC	$(599,633)	$(1,686,156)	$107,436	$(2,755,972)
FEP	187,930	127,622	100,085	171,422
CMAG	197,781	395,195	559,792	880,675
Total segment income (loss)	(213,922)	(1,163,339)	767,313	(1,703,875)
Consolidation items and elimination	(6,733)	(145,880)	(335,430)	(558,269)
Consolidated net income (loss) before income taxes	$(220,655)	$(1,309,219)	$431,883	$(2,262,144)

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

12. Subsequent Event

The Company announced a reverse stock split which became effective on July 14, 2014. The ratio of the reverse stock split is 1-for-30 shares of the Company's issued and outstanding common stock. Accordingly, each 30 shares of common stock have been converted into one share of common stock.

In accordance with ASC 505-20, the condensed consolidated financial statements have been restated to reflect the reverse stock split for all periods presented herein.

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

Overview

Merriman Holdings, Inc. and subsidiaries (the Company) is a financial services holding company that provides capital markets advisory and research, corporate and investment banking services through its wholly-owned operating subsidiary, Merriman Capital, Inc. (hereafter MC). MC is an investment bank and securities broker-dealer whose clients are fast growing public and private companies and the entrepreneurs who manage those companies. MC facilitates efficient capital formation through a proprietary Digital Capital network (DCN). MC is registered with the Securities and Exchange Commission (SEC) as a broker-dealer and is a member of the Financial Industry Regulatory Authority (FINRA) and Securities Investor Protection Corporation (SIPC).

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We recognize that there is an opportunity to build an institutional quality, fully compliant platform to streamline the incredibly inefficient process of fundraising for and advising emerging companies. We launched the DCN, an online capital marketplace, in the fourth quarter of 2013. We are now a financial technology company focused on taking a significant role in changing how high growth emerging public and private companies are funded.

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

MC’s Financial Entrepreneur Platform (FEP) exclusively supports highly ethical, independent investment bankers, respected research professionals and wealth managers and their clients. Many of our FEP members have recently gained independence from large and mid-tier investment banks, and are now looking for a platform where they can grow their own practice and brand within a compliant, professional and synergistic financial service environment. We currently have 30 professionals with experience in the major verticals and can advise on most structures. This variable cost model allows us to service our clients while keeping our operational expenses down.

We are headquartered in San Francisco, with an additional office in New York, NY. As of June 30, 2014, we had 28 employees.

Executive Summary

Our total revenues were approximately $4,617,000 and $9,181,000 for the three and six months ended June 30, 2014, representing a $2,291,000 and $4,719,000 or 99% and 106% increase over the same periods in 2013. The increases were primarily due to higher investment banking revenues and principal transactions.

For the three and six months ended June 30, 2014, commission revenues increased 1% and 17% comparing to the same periods in 2013 due to favorable market condition. Principal transactions increased 323% and 2067%, respectively, from the same periods in 2013 due to favorable market condition. For the three and six months ended June 30, 2014, investment banking revenues increased 187% and 349% over the same periods in 2013 due to more banking transactions being closed. For the three and six months ended June 30, 2014, advisory and other revenue decreased 1% and 8% over the same periods in 2013, respectively.

For the three and six months ended June 30, 2014, net loss was ($221,000) and net income was $432,000 or ($0.05) and $0.10 per share, respectively. For the three and six months ended June 30, 2013, net loss was $1,309,000 and $2,262,000 or ($0.35) and ($1.12) per share, respectively. Net loss for the three and six months ended June 30, 2014 included stock based compensation expenses of approximately $114,000 and $202,000, respectively. Net loss for the three and six months ended June 30, 2013 included stock based compensation expenses of approximately $435,000 and $570,000, respectively.

Liquidity/Going Concern

Although the Company posted a profit of $432,000 and had positive operating cash flows of $32,000 during the six months ending June 30, 2014, it incurred substantial losses in 2013, having net losses of $3,992,000 and negative operating cash flows of $2,836,000. As of June 30, 2014, the Company had an accumulated deficit of $148,477,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

If anticipated operating results are not achieved, management has the intent, and believes it has the ability, to further delay or reduce expenditures. In such case, the further reduction in operating expenses might need to be substantial. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to the existing terms or that additional financing will be available at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities, reduce costs or contemplate the sale of its assets if necessary.

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues
Commissions	$1,216,656	$1,200,179	$2,598,473	$2,218,360
Principal transactions	517,943	(232,384)	766,555	35,378
Investment banking	2,346,749	816,660	4,765,981	1,061,695
Advisory and other	535,240	541,279	1,050,059	1,146,518

Total revenues	$4,616,588	$2,325,734	$9,181,068	$4,461,951

Operating expenses
Compensation and benefits	$3,434,812	$2,402,768	$5,943,563	$3,999,430
Brokerage and clearing fees	138,722	116,429	263,431	202,777
Professional services	148,567	74,225	261,672	147,255
Occupancy and equipment	293,161	356,263	594,420	693,296
Communications and technology	199,082	224,054	385,920	343,275
Depreciation and amortization	43,247	2,743	82,659	7,000
Travel and entertainment	93,077	45,459	135,528	105,636
Legal services	(12,265)	49,275	27,926	66,044
Cost of underwriting capital	-	3,200	-	49,600
Other	404,301	251,822	584,804	576,764

Total operating expenses	4,742,704	3,526,238	8,279,923	6,191,077

Operating income/(loss)	(126,116)	(1,200,504)	901,145	(1,729,126)

Interest expense	(86,923)	(74,197)	(180,671)	(165,479)
Amortization of debt discount	(7,616)	(34,518)	(26,292)	(74,192)
Loss on modification and early extinguishment of debt	-	-	(262,299)	(293,347)

Net income/(loss) attributable to common shareholders	$(220,655)	$(1,309,219)	$431,883	$(2,262,144)

For the three and six months ended June 30, 2014, total revenues increased $2,291,000 and $4,719,000 or 99% and 106% over the same periods in 2013. The increases were primarily attributable to higher investment banking revenues and principal transactions – (a) $1,530,000 increase in investment banking revenues and $750,000 increase in principal transactions and (b) $3,704,000 increase in investment banking revenues and $731,000 increase in principal transactions for the three and six months ended June 30, 2014, respectively.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Capital raise	$2,091,649	$808,332	$4,251,985	$959,967
Financial advisory	255,100	8,328	513,996	101,728

Total investment banking revenue	$2,346,749	$816,660	$4,765,981	$1,061,695

Transaction volumes:
Public offerings:
Capital underwritten participations	$-	$72,500,000	$-	$93,500,000
Number of transactions	-	3	-	4
Private placements:
Capital raise	$58,448,426	$41,615,880	$85,244,032	$42,615,880
Number of transactions	3	3	10	4
Financial advisory:
Transaction amounts	$-	$-	$-	$-
Number of transactions	-	-	-	-

For the three and six months ended June 30, 2014, investment banking revenues were $2,347,000 and $4,766,000 or 51% and 52% of total revenues, respectively, representing increases of $1,530,000 and $3,704,000 or 187% and 349% over the three and six months ended June 30, 2013, respectively. The increases were due to more banking transactions being closed. Of the $2,347,000 and $4,766,000 investment banking revenues for the three and six months ended June 30, 2014, $1,516,000 and $1,983,000, respectively, were generated by FEP.

During the three and six months ended June 30, 2014, two investment banking clients accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Commissions
Institutional equities	$1,216,656	$1,200,179	$2,598,473	$2,218,360

Total commission revenue	$1,216,656	$1,200,179	$2,598,473	$2,218,360

Principal transactions
Customer principal transactions, proprietary trading and market making	$445,643	$52,943	$454,086	$94,511
Investment portfolio	72,300	(285,327)	312,469	(59,133)

Total principal transaction revenue	$517,943	$(232,384)	$766,555	$35,378

Transaction Volumes
Number of shares traded	109,501,722	43,310,020	218,949,780	91,919,750

For the three and six months ended June 30, 2014, commission revenues were $1,217,000 and $2,598,000 or 26% and 28% of total revenues, respectively, representing increases of $16,000 and $380,00 or 1% and 17% over the three and six months ended June 30, 2013, respectively. The increases commission revenues were primarily due to favorable market condition during the three and six months ended June 30, 2014.

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

For the three and six months ended June 30, 2014, principal transaction gains were $518,000 and $767,000, respectively, consisting of $446,000 and $454,000 gain from customer principal transactions, proprietary trading and market making, respectively, and $72,000 and $313,000 gain on our investment portfolio, respectively. For the three months ended June 30, 2013, principal transaction losses were $232,000, consisting of a $285,000 loss on our investment portfolio, partially offset by a $53,000 gain from customer principal transactions, proprietary trading and market making. For the six months ended June 30, 2013, principal transaction gains were $35,000, consisting of a $94,000 gain from customer principal transactions, proprietary trading and market making, partially offset by a $59,000 loss on our investment portfolio.

During the three and six months ended June 30, 2014, there was no brokerage customer who accounted for more than 10% of our total revenue. During the three and six months ended June 30, 2013, one brokerage customer accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Incentive compensation and discretionary bonuses	$2,643,177	$1,184,363	$4,332,714	$1,925,855
Salaries and wages	512,450	589,737	1,031,928	1,126,252
Stock-based compensation	113,606	434,464	202,148	569,881
Payroll taxes, benefits and other	165,579	194,204	376,773	377,442

Total compensation and benefits	$3,434,812	$2,402,768	$5,943,563	$3,999,430

Cash compensation and benefits as a percentage of core business revenue	81%	77%	68%	77%

Cash compensation and benefits excluding FEP as a percentage of core business revenue	49%	68%	48%	72%

For the three and six months ended June 30, 2014, total compensation and benefits were $3,435,000 and $5,944,000, respectively, representing increases of $1,032,000 and $1,944,000 or 43% and 49% as compared to the same periods in 2013. Incentive compensation and discretionary bonuses increased $1,459,000 and $2,407,000 or 123% and 125% as a direct result of higher commissions and investment banking revenues. Salaries and wages decreased $77,000 and $94,000 or 13% and 8% as most newly hired producers are commission based. Stock-based compensation decreased $321,000 and $368,000 or 74% and 65% primarily due to the fact that a large number of options were granted in June 2013 with immediate vesting. Payroll taxes and benefits decreased $28,000 or 15% during the three months ended June 30, 2014 and remained flat during the six months ended June 30, 2014 primarily due to the better rate of the medical plans and the change in personnel mix.

Of the total compensation and benefits for the three and six months ended June 30, 2014 and 2013, $1,328,000 and $1,671,000, and $217,000 and $246,000 were for FEP personnel, respectively.

During the three and six months ended June 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $765,000 and $1,667,000 in the aggregate) and no customer accounted for more than 10% of total revenue. During the three and six months ended June 30, 2013, two sales professionals who each accounted for more than 10% of total revenue (approximately $978,000 and $1,607,000 in the aggregate) and one customer accounted for more than 10% of total revenue (approximately $411,000 and $514,000 in the aggregate).

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three and six months ended June 30, 2014, brokerage and clearing fees increased $22,000 and $61,000 or 19% and 30% as compared to the same periods in 2013 as a direct result of higher commission revenues and principal transactions.

Professional services expense includes audit, accounting fees and various consulting fees. For the three and six months ended June 30, 2014, professional services expense increased $74,000 and 114,000 or 100% and 78% as compared to the same periods in 2013 due to the hiring of the chief administrative officer on a consulting basis and heavy use of technology consultants during the second quarter of 2014.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three and six months ended June 30, 2014, occupancy and equipment expenses decreased ($63,000) and ($99,000) or 18% and 14% as compared to the same periods in 2013 due to (a) the San Francisco office lease having lower rental rate effective January 1, 2014 and (b) more space in New York office was subleased.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the three months ended June 30, 2014, communications and technology expense decreased ($25,000) or 11% as compared to the same period in 2013 due to replacement and consolidation of certain market data services resulting in better synergy and efficiency. For the six months ended June 30, 2014, communications and technology expense increased 43,000 or 12% as compared to the same periods in 2013 due to a prior year rebate received in the first quarter of 2013.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. For the three and six months ended June 30, 2014, depreciation and amortization expenses increased $41,000 and $76,000 as compared to the same periods in 2013 due to (a) minimal fixed asset additions and most of the depreciable asset base were fully depreciated in 2013, and (b) certain capital equipment leases were entered into during the 3rd quarter of 2013.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three and six months ended June 30, 2014, travel and business development expenses increased $48,000 and $30,000 or 105% and 28% as compared to the same periods in 2013 due to higher number of banking transactions being closed and marketing activities to promote the DCN.

Legal expenses relate to services required during the normal course of our business. For the three and six months ended June 30, 2014, legal expenses decreased ($62,000) and ($38,000) or 125% and 58% compared to the same periods in 2013 due to the fact that all litigations settled in 2013. Currently, there is no litigation against the Company.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the three and six months ended June 30, 2014, no costs of underwriting capital were incurred due to the fact that the banking transactions closed did not require underwriting capital.

The following expenses are included in other operating expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Insurance	$84,766	$130,155	$161,077	$256,900
Regulatory & filing fees	71,704	49,696	124,247	88,821
Provision for uncollectible accounts receivable	179,750	-	179,750	122,033
Other	68,081	71,971	119,730	109,010

Total other operating expenses	$404,301	$251,822	$584,804	$576,764

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, and other miscellaneous expenses. For the three months ended June 30, 2014, other operating expenses increased $152,000 or 61% as compared to the same period in 2013 due to (a) increases of $180,000 in provision for uncollectible accounts receivable and $22,000 in regulatory & filing fees, (b) partially offset by decreases of $46,000 in insurance and $4,000 in other miscellaneous expenses.

For the six months ended June 30, 2014, other operating expenses increased $8,000 or 1% as compared to the same period in 2013 due to (a) increases of $58,000 in provision for uncollectible accounts receivable, $35,000 in regulatory & filing fees and $11,000 in other miscellaneous expenses, (b) mostly offset by a $96,000 decrease in insurance.

Amortization of Debt Discounts

 We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three and six months ended June 30, 2014 and 2013, amortizations of debt discounts for the remaining debt and related warrants were $8,000 and $26,000, $35,000 and $74,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended June 30, 2014 and 2013. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of June 30, 2014, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes	Office	Operating	Capital
	Payable	Leases	Leases	Leases	Total

2014	$1,627,616	$667,200	$368,900	$64,943	$2,728,659
2015	1,260,920	1,343,760	60,800	129,885	2,795,365
2016	122,120	1,353,354	36,000	100,499	1,611,973
2017	482,560	1,421,854	-	58,409	1,962,823
2018	-	1,437,268	-	-	1,437,268
Thereafter	-	2,189,662	-	-	2,189,662
Total Commitments	3,493,216	8,413,098	465,700	353,736	12,725,750
Interest	(352,616)	-	-	(33,943)	(386,559)
Net Commitments	$3,140,600	$8,413,098	$465,700	$319,793	$12,339,191

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

The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. The Company used Income Approach to arrive at an estimated fair value of the Company’s common stock to be used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and six months ended June 30, 2014.

The Company considered the following significant factors in preparing its fair value analyses:

•	Observable inputs from the trading of its common stock on OTCQX;

•	Guidelines Public Companies’ Trading Multiples Method (“GPC”);

•	Back Solve approach.

To apply the Back Solve approach, the Company determined that it is appropriate to use the Option Pricing Method as the primary method for allocating the Company’s equity value. The Company gave 50% weight each to the equity value arrived from the GPC and Back Solve approaches.

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of June 30, 2014 and December 31, 2013 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the three months ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

From time to time, the Company is involved in ordinary routine litigation incidental to our business. Currently, there is no litigation against the Company.

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

MERRIMAN HOLDINGS, INC.

August 14, 2014	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

