Form 10-Q
period 2014-09-30
Merriman Holdings, Inc
filed 2014-11-14
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of Registrant’s common stock outstanding as of November 7, 2014 was 4,518,633.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Commissions	$1,182,564	$1,057,800	$3,781,037	$3,276,160
Principal transactions	(72,833)	(96,157)	693,722	(60,779)
Investment banking	2,742,111	484,650	7,508,092	1,546,344
Advisory and other	607,950	483,041	1,658,008	1,629,559

Total revenues	$4,459,792	$1,929,334	$13,640,859	$6,391,284

Operating expenses
Compensation and benefits	$4,121,905	$1,531,207	$10,065,468	$5,530,637
Brokerage and clearing fees	69,590	95,218	333,020	297,994
Professional services	108,011	113,329	369,684	260,583
Occupancy and equipment	258,705	358,058	853,125	1,051,354
Communications and technology	217,361	194,667	603,281	537,942
Depreciation and amortization	43,839	39,899	126,498	46,900
Travel and entertainment	63,558	60,605	199,086	166,241
Legal services and settlement	10,418	303,601	38,344	369,645
Cost of underwriting capital	-	-	-	49,600
Other	252,705	328,115	837,509	895,618

Total operating expenses	5,146,092	3,024,699	13,426,015	9,206,514

Operating income/(loss)	(686,300)	(1,095,365)	214,844	(2,815,230)

Interest expense	(99,486)	(81,849)	(280,157)	(247,328)
Amortization of debt discount	(6,755)	(35,370)	(33,046)	(109,561)
Loss on debt modification	(9,023)	-	(271,322)	-
Loss on early extinguishment of debt	-	-	-	(293,347)

Net loss before income tax	(801,564)	(1,212,584)	(369,681)	(3,465,466)
Income tax expense	-	(2,737)	-	(11,999)

Net loss	$(801,564)	$(1,215,321)	$(369,681)	$(3,477,465)

Basic and diluted net loss per share	$(0.18)	$(0.31)	$(0.08)	$(1.30)

Weighted average number of common shares
Basic and diluted	4,516,410	3,965,261	4,388,746	2,685,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents	$365,466	$1,044,110
Securities owned
Marketable, at fair value	949,509	1,176,347
Not readily marketable, at estimated fair value	1,840,255	671,801
Restricted cash	649,153	891,828
Due from clearing broker	42,150	97,811
Accounts receivable, net	459,477	532,431
Prepaid expenses and other assets	1,378,486	674,915
Equipment and fixtures, net	317,995	341,258

Total assets	$6,002,491	$5,430,501

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts payable	$115,551	$317,272
Commissions payable	228,384	418,075
Accrued expenses and other	772,760	814,946
Deferred rent	549,092	428,540
Deferred revenue	94,202	70,378
Capital lease obligations	291,138	360,795
Notes payable, net of debt discount	720,000	1,226,521
Notes payable to related parties, net of debt discount	2,293,140	1,940,601

Total liabilities	5,064,267	5,577,128

Shareholders’ equity (deficit)
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of September 30, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-

Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of September 30, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-

Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of September 30, 2014 and December 31, 2013; aggregate liquidation preference of $0	-	-

Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 0 shares outstanding as of September 30, 2014 and December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-

Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and 0 shares outstanding as of September 30, 2014 and December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion

Common stock, $0.0001 par value; 7,300,000 shares authorized; 4,519,614 and 4,141,838 shares issued and 4,518,633 and 4,140,857 shares outstanding as of September 30, 2014 and December 31, 2013, respectively	452	414
Additional paid-in capital	150,441,918	148,987,424
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(149,278,533)	(148,908,852)

Total shareholders’ equity (deficit)	938,224	(146,627)

Total liabilities and shareholders’ equity (deficit)	$6,002,491	$5,430,501

 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2014	4,141,838	$414	(981)	$(225,613)	$148,987,424	$(148,908,852)	$(146,627)

Net loss						(369,681)	(369,681)
Issuance of restricted common stock and warrants for cash	377,776	38			677,606		677,644
Issuance of warrants in connection with letter of credit guaranty					45,933		45,933
Issuance of warrants in connection with debt modification					271,322		271,322
Stock-based compensation	-	-	-	-	459,633	-	459,633

Balance at September 30, 2014	4,519,614	$452	(981)	$(225,613)	$150,441,918	$(149,278,533)	$938,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(369,681)	$(3,477,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	126,498	30,622
Stock-based compensation	459,633	554,326
Amortization of debt issuance costs	33,046	109,561
Loss on restructuring of debt	271,322	-
Loss on early extinguishment of debt	-	293,347
Provision for uncollectible accounts receivable	160,250	152,429
Securities received for services	(1,718,005)	(354,087)
Unrealized loss on securities owned	397,608	113,683
Changes in operating assets and liabilities:
Securities owned	378,781	(310,182)
Restricted cash	242,674	(211,800)
Due from clearing broker	55,661	(41,055)
Accounts receivable	(87,295)	45,643
Prepaid expenses and other assets	(73,265)	(217,612)
Accounts payable	(201,721)	(60,498)
Commissions payable	(189,691)	(281,263)
Accrued expenses and other	102,189	118,045

Net cash used in operating activities	(411,996)	(3,536,306)

Cash flows from investing activities:
Purchase of software platform	(120,371)	-
Purchase of equipment and fixtures	(103,235)	(1,319)

Net cash used in investing activities	(223,606)	(1,319)

Cash flows from financing activities:
Proceeds from issuance of restricted common stock	677,643	1,962,375
Proceeds from issuance of secured promissory note	-	166,028
Proceeds from issuance of secured convertible promissory note	-	600,000
Proceeds from issuance of unsecured convertible promissory note	85,000	-
Payments of notes payable	(736,028)	-
Proceeds from issuance of temporary subordinated borrowings	-	1,600,000
Payment of temporary subordinated borrowings	-	(1,600,000)
Principal payments of capital leases	(69,657)	-

Net cash provided by (used in) financing activities	(43,042)	2,728,403

Increase in cash and cash equivalents	(678,644)	(809,222)

Cash and cash equivalents at beginning of the period	1,044,110	1,316,990

Cash and cash equivalents at end of the period	$365,466	$507,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

(unaudited)

Supplementary disclosure of cash flow information:
Cash paid during the year:
Cost of underwriting capital	$-	$49,600
Interest expense	$223,512	$186,427

Non-cash financing activities
Issuance of restricted common stock in connection with debt conversion	$-	$1,210,000
Property and equipment acquired through capital leases	$-	$327,379

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

2. Liquidity/Going Concern

The Company incurred a net loss of $370,000 and had negative operating cash flows of $412,000 during the nine months ending September 30, 2014. It also incurred substantial losses in 2013, having net losses of $3,992,000 and negative operating cash flows of $2,836,000. As of September 30, 2014, the Company had an accumulated deficit of $149,278,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and nine months ended September 30, 2014.

The market approach is based on the economic principle of competition (i.e., in a free market, forces of demand and supply will direct the values of businesses to a particular balance). Valuation under the Market Approach entails the application of appropriate market-based multiples selected from guideline public companies (GPCs) to parameters such as level of earnings, cash flow, revenues, invested capital or other financial factors (financial metrics) that represent the subject company's future financial performance. This method is based on the idea of determination of the price at which the company will be exchanged in the public market, and is particularly useful for valuing companies that are currently profitable and expected to continue making profits in the foreseeable future.

Under the Market Approach, we used the following methods:

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

Earnings (Loss) Per Share – continued

The following table sets forth the components used in the computation of basic and dilutive earnings (loss) per common share:

	September 30,
	2014	2013

Series D convertible preferred stock warrants	112,927	112,955
Series E convertible preferred stock warrants	113,741	113,757
Stock options	882,134	426,548
Warrants issued in connection with Secured Promissory Notes	13,495	16,420
Warrants issued in connection with recapitalization	1,164,530	1,167,325
Other outstanding warrants	272,940	25,309
Potentially dilutive securities oustanding	2,559,767	1,862,314

For the three and nine months ended September 30, 2014, 6,186,923 and 6,218,957 common share equivalents for the potential warrant and option exercises and conversion of convertible notes were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive, respectively. For the three and nine months ended September 30, 2013, 5,327,280 and 5,621,927 common share equivalents for the potential warrant and option exercises and conversion of convertible notes were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive, respectively.

Adoption of New Accounting Pronouncements

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its condensed consolidated financial statements.

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

As of September 30, 2014 and December 31, 2013, the Company held concentrated positions in three securities with total fair values of $839,000 and $1,092,000. The prices of these securities are highly volatile.

As of September 30, 2014 and December 31, 2013, the Company did not hold concentrated positions in accounts receivable with any one client that exceeded 10% of total accounts receivable.

During the three and nine months ended September 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $697,000 and $2,365,000 in the aggregate) and no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2013, one and two sales professionals who each accounted for more than 10% of total revenue (approximately $684,000 and $2,426,000 in the aggregate), respectively, and one customer accounted for more than 10% of total revenue (approximately $217,000 and $731,000 in the aggregate).

During the three and nine months ended September 30, 2014, two and one investment banking clients accounted for more than 10% of our total revenues, respectively. During the three and nine months ended September 30, 2013, no investment banking client accounted for more than 10% of our total revenues.

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

The Company has categorized its assets and liabilities at fair value based upon the following fair value hierarchy:

a)	Level 1 inputs which utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

b)	Level 2 inputs which utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and other information that are observable at commonly quoted intervals.

c)	Level 3 inputs which are unobservable and are typically based on assumptions, including situations where there is little, if any, market activity.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of September 30, 2014, the fair value of this type of securities included in securities owned in the statements of financial condition is approximately $950,000.

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

As of September 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $183,000.

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

As of September 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $1,657,000.

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

As of September 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

As of September 30, 2014, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	3 - 350%	168%

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities — continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$949,509	$-	$183,173	$1,132,682
Stock warrants	-	-	1,657,082	1,657,082
Underwriters' purchase option	-	-	-	-
Preferred stock	-	-	-	-

Total securities owned	$949,509	$-	$1,840,255	$2,789,764

The following summarizes the change in carrying values associated with Level 3 financial instruments for the nine months ended September 30, 2014:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Preferred Stock	Total
Balance at December 31, 2013	$78,756	$568,756	$24,056	$234	$671,802
Purchases or receipt (a)	188,750	1,125,945	-	-	1,314,695
Sales or exercises	-	(57)	-	-	(57)
Transfers out of Gains (losses):	(61,758)	-	-	-	(61,758)
Realized	-	-	-	-	-
Unrealized	(22,575)	(37,562)	(24,056)	(234)	(84,427)
Balance at September 30, 2014	$183,173	$1,657,082	$-	$-	$1,840,255

Change in unrealized gains (losses) relating to instruments still held at September 30, 2014	$(22,575)	$(37,562)	$(24,056)	$(234)	$(84,427)

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

Transfers within the Fair Value Hierarchy

The Company assesses its financial instruments on a quarterly basis to determine the appropriate classification within the fair value hierarchy. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial instruments among the levels occur at the end of the reporting period.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt

Notes Payable as of September 30, 2014 comprise of the following:

	Notes Payable	Notes Payable Related Party	Total

Subordinated notes payable	$170,000	$1,570,600	$1,740,600
Debt discount	-	-	-
	170,000	1,570,600	1,740,600

Secured promissory notes	550,000	750,000	1,300,000
Debt discount	-	(27,460)	(27,460)
	550,000	722,540	1,272,540

Total	$720,000	$2,293,140	$3,013,140

Unsecured Promissory Notes

Of the $1,570,600 Unsecured Promissory Notes, $840,000 was loaned from the Co Chairman of the Board of Directors, Ronald L. Chez. On September 29, 2013, the principal, together with $201,600 accrued interest were consolidated into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share.

The Company accounted for this transaction as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the nine months ended September 30, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the three and nine months ended September 30, 2014, interest expenses incurred on this Unsecured Promissory Note were $36,000 and $109,000, respectively. Total interests of $47,000 and $56,000 remain outstanding as of September 30, 2014 and December 31, 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Secured Demand Notes

On June 30, 2014, MC entered into two three-year secured demand notes with the Company’s Chief Executive Officer and a director of the Company, Dennis G. Schmal, in the amount of $100,000 and $364,000, respectively. The notes bear interest at 8% per annum, payable quarterly. The notes comply with FINRA’s prescribed regulations and are accounted for as equity subordination in accordance with SEC Rule 15c3-1(d). The notes are subordinated to the claims of present and future creditors of MC and cannot be repaid, if such repayment will cause MC to fail to meet its minimum net capital requirements in accordance with SEC Rule 15c3-1.

The notes and their corresponding liabilities are included prepaid expenses and other assets and notes payable to related parties, respectively, in the condensed consolidated statements of financial condition.

For the three and nine months ended September 30, 2014, interest expenses incurred on these secured demand notes were $9,000 and $9,000, respectively. Total interests of $9,000 remain outstanding as of September 30, 2014 and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

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

Secured Promissory Notes

(a)	On December 13, 2012, an unrelated party loaned $300,000 to the Company in a secured promissory note maturing on September 13, 2013 and bearing interest rate at eight percent (8%) per annum payable at maturity. The note was extended several times and several principal payments were made. The remaining principal and accrued interest were paid in full on April 3, 2014.

(b)	As of September 30, 2014, $550,000 principal balance of the secured promissory notes remained outstanding and was included in notes payable in the Company’s condensed consolidated statement of financial condition.

6.  Shareholders’ Equity

Reverse Stock Split

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

Issuance of Common Stock Warrants for Letter of Credit Guaranty

On June 26, 2014 and August 28, 2014, the Company issued to its Co-Chairman of the Board of Directors, Ronald L. Chez, warrants to purchase 16,042 and 15,901 shares of its common stock at $2.40 and $1.998 per shares, respectively. The warrants expire on the fifth anniversary of the original issue dates and were issued in consideration of Mr. Chez’ guaranty of the Company’s letter of credit supporting its San Francisco lease.

The warrants were valued at $46,000 using the Black-Scholes fair value model. The warrant value is amortized over the remaining term of the lease and included in other assets in the condensed consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

6.  Shareholders’ Equity— continued

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

7. Stock-based Compensation Expense

During the three and nine months ended September 30, 2014, the Company granted 409,600 and 462,927 options to purchase common shares at exercise prices of $1.50 and $3.30 and $4.20, respectively. The options vest in 4 years and have a fair value of $588,000 and $690,000, respectively.

The fair value of employee grants is estimated on the date of grant using the Black-Scholes option pricing model. Key weighted average assumptions used to apply this pricing model were as follows:

Expected Volatility	208.45%
Average expected term (years)	3.74
Risk-free interest rate	1.24%
Dividend yield	-

Compensation expense for stock options during the three and nine months ended September 30, 2014 was approximately $258,000 and $460,000, respectively. As of September 30, 2014, total unrecognized compensation expense related to unvested stock options was approximately $599,000. This amount is expected to be recognized as expense over a weighted-average period of 2.60 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2014, MC had regulatory net capital, as defined, of approximately $537,000 which exceeded the amount required by approximately $287,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

From time to time, the Company is involved in ordinary routine litigation incidental to our business. Currently, there is no litigation against the Company. For the three and nine months ended September 30, 2014 and 2013, the Company incurred legal services and settlement of $10,000 and $304,000, and $38,000 and $370,000, respectively.

10. Related Party Transactions

Issuance of Common Stock Warrants for Letter of Credit Guaranty

On June 26, 2014 and August 28, 2014, the Company issued to its Co-Chairman of the Board of Directors, Ronald L. Chez, warrants to purchase 16,042 and 15,901 shares of its common stock at $2.40 and $1.998 per shares, respectively. The warrants expire on the fifth anniversary of the original issue dates and were issued in consideration of Mr. Chez’ guaranty of the Company’s letter of credit supporting its San Francisco lease.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Unsecured Promissory Notes

Of the $1,570,600 Unsecured Promissory Notes, $840,000 was loaned from the Co Chairman of the Board of Directors, Ronald L. Chez. On September 29, 2013, the principal, together with $201,600 accrued interest were rolled into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share.

The Company accounted for this transaction as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the nine months ended September 30, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the three and nine months ended September 30, 2014, interest expenses incurred on this Unsecured Promissory Note were $36,000 and $109,000, respectively. Total interests of $47,000 and $56,000 remain outstanding as of September 30, 2014 and December 31, 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Secured Demand Notes

On June 30, 2014, MC entered into two three-year secured demand notes with the Company’s Chief Executive Officer and a director of the Company, Dennis G. Schmal, in the amount of $100,000 and $364,000, respectively. The notes bear interest at 8% per annum, payable quarterly. The notes comply with FINRA’s prescribed regulations and are accounted for as equity subordination in accordance with SEC Rule 15c3-1(d). The notes are subordinated to the claims of present and future creditors of MC and cannot be repaid, if such repayment will cause MC to fail to meet its minimum net capital requirements in accordance with SEC Rule 15c3-1.

The notes and their corresponding liabilities are included prepaid expenses and other assets and notes payable to related parties, respectively, in the condensed consolidated statements of financial condition.

For the three and nine months ended September 30, 2014, interest expenses incurred on these secured demand notes were $9,000 and $9,000, respectively. Total interests of $9,000 remain outstanding as of September 30, 2014 and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Software Platform Payments

In connection with the purchase of a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a Board member, Robert K. Ward, the Company makes an $18,000 ongoing monthly payment to Mr. Ward. The Company also makes a $5,000 monthly payment to the spouse of Mr. Ward for marketing services.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Segment Reporting — continued

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended		Nine Months Ended
	30-Sep-14	30-Sep-13	30-Sep-14	30-Sep-13

Revenues
MC	$1,297,768	$1,034,488	$7,738,523	$3,987,787
FEP	2,633,445	417,344	4,404,030	835,012
CMAG	528,579	477,508	1,498,394	1,569,666
Total segment revenues	4,459,792	1,929,340	13,640,947	6,392,465
Consolidation items and elimination	-	(6)	(88)	(1,181)
Consolidated revenues	$4,459,792	$1,929,334	$13,640,859	$6,391,284

Segment income (loss)
MC	$(1,726,162)	$(1,194,186)	$(1,618,726)	$(3,950,159)
FEP	578,581	105,389	678,666	276,811
CMAG	395,640	245,338	955,432	1,126,014
Total segment income (loss)	(751,941)	(843,459)	15,372	(2,547,334)
Consolidation items and elimination	(49,623)	(369,125)	(385,053)	(918,132)
Consolidated net loss before income taxes	$(801,564)	$(1,212,584)	$(369,681)	$(3,465,466)

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

12. Subsequent Event

Temporary Subordinated Borrowings

On October 23, 2014, the Company borrowed $300,000 from the Co-Chairman of the Board of Directors, Ronald L. Chez. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934.

Total fees incurred were $7,800. The loan and related fees were paid in full on November 5, 2014.

Secured Promissory Note

On October 30, 2014, the Company entered into a $100,000 one-year secured promissory note with a shareholder. The note bears interest at twelve percent (12%) per annum payable quarterly in arrears and matures on November 1, 2015. The note also includes warrants to purchase 10,000 shares of the Company’s common stock at $2.50 per share. The warrants expire on the third anniversary of the original issue date.

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

We recognize that there is an opportunity to build an institutional quality, fully compliant platform to streamline the incredibly inefficient process of fundraising for and advising emerging companies. We have since launched the DCN, an online capital marketplace. We are now a financial technology company focused on taking a significant role in changing how high growth emerging public and private companies are funded.

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

We are headquartered in San Francisco, with an additional office in New York, NY. As of September 30, 2014, we had 32 employees.

Executive Summary

Our total revenues were approximately $4,460,000 and $13,641,000 for the three and nine months ended September 30, 2014, representing a $2,531,000 and $7,251,000 or 131% and 113% increase over the same periods in 2013. The increases were primarily due to higher investment banking revenues and principal transactions.

For the three and nine months ended September 30, 2014, commission revenues increased 12% and 15% comparing to the same periods in 2013 due to favorable market condition. Principal transactions increased 24% and 1,241%, respectively, from the same periods in 2013 also due to favorable market condition. For the three and nine months ended September 30, 2014, investment banking revenues increased 466% and 386% over the same periods in 2013 due to more banking transactions being closed. For the three and nine months ended September 30, 2014, advisory and other revenue increased 26% and 2% over the same periods in 2013, respectively.

For the three and nine months ended September 30, 2014, net loss was $802,000 and $370,000 or $0.18 and $0.08 per share, respectively. For the three and nine months ended September 30, 2013, net loss was $1,215,000 and $3,477,000 or $0.31 and $1.30 per share, respectively. Net loss for the three and nine months ended September 30, 2014 included stock based compensation expenses of approximately $258,000 and $460,000, respectively. Net loss for the three and nine months ended September 30, 2013 included stock based compensation expenses of approximately ($22,000) and $548,000, respectively.

Liquidity/Going Concern

The Company incurred a net loss of $370,000 and had negative operating cash flows of $412,000 during the nine months ending September 30, 2014. It also incurred substantial losses in 2013, having net losses of $3,992,000 and negative operating cash flows of $2,836,000. As of September 30, 2014, the Company had an accumulated deficit of $149,279,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
Commissions	$1,182,564	$1,057,800	$3,781,037	$3,276,160
Principal transactions	(72,833)	(96,157)	693,722	(60,779)
Investment banking	2,742,111	484,650	7,508,092	1,546,344
Advisory and other	607,950	483,041	1,658,008	1,629,559

Total revenues	$4,459,792	$1,929,334	$13,640,859	$6,391,284

Operating expenses
Compensation and benefits	$4,121,905	$1,531,207	$10,065,468	$5,530,637
Brokerage and clearing fees	69,590	95,218	333,020	297,994
Professional services	108,011	113,329	369,684	260,583
Occupancy and equipment	258,705	358,058	853,125	1,051,354
Communications and technology	217,361	194,667	603,281	537,942
Depreciation and amortization	43,839	39,899	126,498	46,900
Travel and entertainment	63,558	60,605	199,086	166,241
Legal services and settlement	10,418	303,601	38,344	369,645
Cost of underwriting capital	-	-	-	49,600
Other	252,705	328,115	837,509	895,618

Total operating expenses	5,146,092	3,024,699	13,426,015	9,206,514

Operating income/(loss)	(686,300)	(1,095,365)	214,844	(2,815,230)

Interest expense	(99,486)	(81,849)	(280,157)	(247,328)
Amortization of debt discount	(6,755)	(35,370)	(33,046)	(109,561)
Loss on debt modification	(9,023)	-	(271,322)	-
Loss on early extinguishment of debt	-	-	-	(293,347)

Net loss before income tax	$(801,564)	$(1,212,584)	$(369,681)	$(3,465,466)
Income tax expense	-	(2,737)	-	(11,999)

Net loss	$(801,564)	$(1,215,321)	$(369,681)	$(3,477,465)

For the three and nine months ended September 30, 2014, total revenues increased $2,531,000 and $7,250,000 or 131% and 113% over the same periods in 2013. The increases were primarily attributable to higher investment banking revenues and principal transactions – (a) $2,257,000 increase in investment banking revenues and $23,000 increase in principal transactions and (b) $5,962,000 increase in investment banking revenues and $754,000 increase in principal transactions for the three and nine months ended September 30, 2014, respectively.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Capital raise	$2,487,011	$355,150	$6,994,096	$1,315,116
Financial advisory	255,100	129,500	513,996	231,228

Total investment banking revenue	$2,742,111	$484,650	$7,508,092	$1,546,344

Transaction volumes:
Public offerings:
Capital underwritten participations	$-	$-	$-	$93,500,000
Number of transactions	-	-	-	4
Private placements:
Capital raise	$58,448,426	$2,384,120	$85,244,032	$55,000,000
Number of transactions	3	2	10	6
Financial advisory:
Transaction amounts	$-	$-	$-	$-
Number of transactions	-	3	-	3

For the three and nine months ended September 30, 2014, investment banking revenues were $2,742,000 and $7,508,000 or 61% and 55% of total revenues, respectively, representing increases of $2,257,000 and $5,962,000 or 466% and 386% over the three and nine months ended September 30, 2013, respectively. The increases were due to more banking transactions being closed. Of the $2,742,000 and $7,508,000 investment banking revenues for the three and nine months ended September 30, 2014, $2,633,000 and $4,616,000, respectively, were generated by FEP.

During the three and nine months ended September 30, 2014, two and one investment banking clients accounted for more than 10% of our total revenues, respectively. During the three and nine months ended September 30, 2013, no investment banking client accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Commissions:
Institutional equities	$1,182,564	$1,057,800	$3,781,037	$3,276,160

Total commission revenue	$1,182,564	$1,057,800	$3,781,037	$3,276,160

Principal transactions:
Customer principal transactions, proprietary trading and market making	$286,785	$(72,904)	$740,871	$21,607
Investment portfolio	(359,618)	(23,253)	(47,149)	(82,386)

Total principal transaction revenue	$(72,833)	$(96,157)	$693,722	$(60,779)

Transaction Volumes:
Number of shares traded	80,129,923	57,653,829	299,079,703	149,573,579

For the three and nine months ended September 30, 2014, commission revenues were $1,183,000 and $3,781,000 or 27% and 28% of total revenues, respectively, representing increases of $125,000 and $505,00 or 12% and 15% over the three and nine months ended September 30, 2013, respectively. The increases commission revenues were primarily due to favorable market condition during the three and nine months ended September 30, 2014.

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

For the three and nine months ended September 30, 2014, principal transaction were $73,000 loss and $694,000 gains, respectively, consisting of $287,000 and $741,000 gains from customer principal transactions, proprietary trading and market making, respectively, and $360,000 and $47,000 losses on our investment portfolio, respectively.

For the three months ended September 30, 2013, principal transaction losses were $96,000, consisting of a $73,000 loss from customer principal transactions, proprietary trading and market making and a $23,000 loss on our investment portfolio. For the nine months ended September 30, 2013, principal transaction losses were $61,000, consisting of a $22,000 gain from customer principal transactions, proprietary trading and market making, partially offset by a $83,000 loss on our investment portfolio.

During the three and nine months ended September 30, 2014, there was no brokerage customer who accounted for more than 10% of our total revenue. During the three and nine months ended September 30, 2013, one brokerage customer accounted for more than 10% of our total revenue (approximately $217,000 and $731,000 in the aggregate).

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

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Incentive compensation and discretionary bonuses	$3,147,859	$954,005	$7,480,573	$2,879,860
Salaries and wages	551,379	459,688	1,583,307	1,585,941
Stock-based compensation	258,360	(21,682)	459,633	548,198
Payroll taxes, benefits and other	164,307	139,196	541,955	516,638

Total compensation and benefits	$4,121,905	$1,531,207	$10,065,468	$5,530,637

Cash compensation and benefits as a percentage of core business revenue	85%	77%	74%	77%

Cash compensation and benefits excluding FEP as a percentage of core business revenue	40%	61%	45%	69%

For the three and nine months ended September 30, 2014, total compensation and benefits were $4,122,000 and $10,065,000, respectively, representing increases of $2,591,000 and $4,535,000 or 169% and 82% as compared to the same periods in 2013.

Incentive compensation and discretionary bonuses increased $2,194,000 and $4,407,000 or 230% and 160% because of higher commissions and investment banking revenues. For the three months ended September 30, 2014, salaries and wages increased $92,000 or 20% due to the hiring of administrative employees. For the nine months ended September 30, 2014, salaries and wages was flat primarily due to a number of producers switched to entirely commissions based compensation.

For the three months ended September 30, 2014, stock-based compensation increased $280,000 or 1292% because of an adjustment made in same period in 2013. For the nine months ended September 30, 2014, stock-based compensation decreased $88,000 or 16% due to the fact that a large number of options were granted in May 2013 with immediate vesting.

Payroll taxes and benefits increased $25,000 or 18% during the three months ended September 30, 2014 due to additional hires and remained flat during the nine months ended September 30, 2014 primarily due to the better rate of the medical plans and the change in personnel mix.

Of the total compensation and benefits for the three and nine months ended September 30, 2014 and 2013, $2,047,000 and $3,725,000, and $312,000 and $527,000 were for FEP personnel, respectively.

During the three and nine months ended September 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $697,000 and $2,365,000 in the aggregate) and no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2013, one and two sales professionals who each accounted for more than 10% of total revenue (approximately $684,000 and $2,426,000 in the aggregate), respectively, and one customer accounted for more than 10% of total revenue (approximately $217,000 and $731,000 in the aggregate).

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three months ended September 30, 2014, brokerage and clearing fees decreased $26,000 or 27% due to a one-time adjustment. For the nine months ended September 30, 2014, brokerage and clearing fees increased $35,000 or 12% as a direct result of higher commission revenues and principal transactions.

Professional services expense includes audit, accounting fees and various consulting fees. For the three months ended September 30, 2014, professional services expense was relatively flat as compared to the same period in 2013. For the nine months ended September 30, 2014, professional services expense increased 109,000 or 42% as compared to the same period in 2013 due to the heavy use of technology consultants during the second and third quarters of 2014.

Occupancy and equipment include rents and related costs of our office premises, equipment, software and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three and nine months ended September 30, 2014, occupancy and equipment expenses decreased $99,000 and $198,000 or 28% and 19%, respectively, as compared to the same periods in 2013 due to (a) the San Francisco office lease having lower rental rate effective January 1, 2014 and (b) more space in New York office was subleased.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the three months ended September 30, 2014, communications and technology expense increased $23,000 or 12% as compared to the same period in 2013 due to newly hired traders and sales producers. For the nine months ended September 30, 2014, communications and technology expense increased 65,000 or 12% as compared to the same periods in 2013 due to a prior year rebate received in the first quarter of 2013, partly offset by the increase in expense due to new hires.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. For the three months ended September 30, 2014, depreciation and amortization expenses were flat as compared to the same periods in 2013 due to the fact that capital equipment leases were entered into during the 3rd quarter of 2013. For the nine months ended September 30, 2014, depreciation and amortization expenses increased $80,000 or 170% as compared to the same periods in 2013 due to (a) minimal fixed asset additions and most of the depreciable asset base were fully depreciated in 2013, and (b) capital equipment leases were entered into during the 3rd quarter of 2013.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three and nine months ended September 30, 2014, travel and business development expenses increased $3,000 and $33,000 or 5% and 20% as compared to the same periods in 2013 due to higher number of banking transactions being closed and marketing activities to promote the DCN.

Legal expenses relate to services required during the normal course of our business. For the three and nine months ended September 30, 2014, legal expenses decreased $293,000 and $331,000 or 97% and 90%, respectively, as compared to the same periods in 2013 due to a litigation settled in September 2013. Currently, there is no litigation against the Company.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the three and nine months ended September 30, 2014, no costs of underwriting capital were incurred due to the fact that the banking transactions closed did not require underwriting capital.

The following expenses are included in other operating expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Insurance	$85,965	$130,170	$243,235	$387,070
Regulatory & filing fees	58,586	35,527	182,833	124,348
Provision for uncollectible accounts receivable	30,000	106,525	209,750	228,558
Other	78,154	55,893	201,691	155,642

Total other operating expenses	$252,705	$328,115	$837,509	$895,618

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, and other miscellaneous expenses.

For the three months ended September 30, 2014, other operating expenses decreased $75,000 or 23% as compared to the same period in 2013 due to (a) increases of $23,000 and $22,000 in regulatory & filing fees and other miscellaneous expenses, respectively, (b) partially offset by decreases of $44,000 in insurance and $76,000 in provision for uncollectible accounts receivable, respectively. For the nine months ended September 30, 2014, other operating expenses decreased $58,000 or 6% as compared to the same period in 2013 due to (a) increases of $58,000 and $46,000 in regulatory & filing fees and other miscellaneous expenses, respectively, (b) partially offset by decreases of $144,000 in insurance and $18,000 in provision for uncollectible accounts receivable, respectively.

Amortization of Debt Discounts

 We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three and nine months ended September 30, 2014 and 2013, amortizations of debt discounts for the remaining debt and related warrants were $7,000 and $33,000, $35,000 and $109,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three and nine months ended September 30, 2014 and 2013. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Commitments

The following table summarizes our significant commitments as of September 30, 2014, consisting of future minimum lease payments under all non-cancelable operating leases and other non-cancelable commitments with initial or remaining terms in excess of one year.

	Notes Payable	Office Leases	Operating Leases	Capital Leases	Total

2014	$1,474,848	$333,600	$144,800	$32,472	$1,985,720
2015	1,265,029	1,343,760	288,500	129,885	3,027,174
2016	122,260	1,353,354	36,000	100,500	1,612,114
2017	482,560	1,421,854	-	28,283	1,932,697
2018	-	1,437,268	-	-	1,437,268
Thereafter	-	2,189,662	-	-	2,189,662
Total Commitments	3,344,697	8,079,498	469,300	291,140	12,184,635
Interest	(304,097)	-	-	(28,038)	(332,135)
Net Commitments	$3,040,600	$8,079,498	$469,300	$263,102	$11,852,500

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

 The Company accounts for equity-based compensation in accordance with the fair value provisions of ASC Topic 718. The Company used Income Approach to arrive at an estimated fair value of the Company’s common stock to be used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and nine months ended September 30, 2014.

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

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of September 30, 2014 and December 31, 2013 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the three months ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MERRIMAN HOLDINGS, INC.

November 14, 2014	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

