Form 10-K
period 2014-12-31
Merriman Holdings, Inc
filed 2015-03-31
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the 4,518,633 shares of common stock of the Registrant issued and outstanding as of September 30, 2014, the last business day of the registrant’s most recently completed third fiscal quarter, was $11,522,514. This amount is based on the closing price of the common stock on OTCQX of $2.55 per share on September 30, 2014.

The number of shares of Registrant’s common stock outstanding as of March 24, 2015 was 4,518,633.

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

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to institutional and family office investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We are headquartered in San Francisco, CA with an additional office in New York, NY. As of December 31, 2014, we had 31 employees.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015.

Liquidity/Going Concern

The Company incurred substantial losses in 2014 and 2013, having net losses of $1,628,000 and $3,992,000, respectively. As of December 31, 2014, the Company had an accumulated deficit of $150,537,000 and a shareholders’ deficit of $102,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

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

Principal Services

Our investment banking /broker-dealer subsidiary provides four distinctive lines of business: investment banking, institutional brokerage, capital markets advisory and financial entrepreneur platform. We also provide focused research-based financial services to companies with market capitalization up to $1 billion, which we believe is an under-served sector in the financial services industry.

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

Corporate & Executive Services – We offer brokerage services to corporations such as stock repurchase programs. We also serve the needs of company executives with restricted stock transactions, cashless exercise of options, and liquidity strategies.

Capital Markets Advisory Group – MC began offering services to sponsor companies on the International and Domestic OTCQX markets in 2007. Since 2008 we have solidified our position as the leading investment bank sponsor in this market. We enable non-U.S. and domestic companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The International and Domestic OTCQX market tiers do not require full SEC registration and are not subject to the Sarbanes Oxley Act of 2002. Listing on the market requires the sponsorship of a qualified investment bank called a Principal American Liaison (PAL) for non-U.S. companies or a Designated Advisor for Disclosure (DAD) for domestic companies. MC was the first investment bank to achieve DAD and PAL designations.  We believe that we are the leading investment bank in the number of listings of issuers on the OTCQX.

MC also offers Capital Markets Advisory Services to U.S. based companies desiring to increase the liquidity and visibility of their securities. MC believes that the market for these services is significant as it comprises the thousands of NYSE, NASDAQ, OTC and Pink Sheet companies that fall into MC’s areas of research expertise and market capitalization.

Segment Reporting

Currently, the Company’s business results are categorized into three operating segments: MC, Financial Entrepreneurial Platform (FEP) and Capital Market Advisory Services (CMAG). FEP is an investment banking division assisting corporate issuers in raising capital through a network of independent investment bankers. CMAG is its capital market advisory services assisting clients to obtain listing on OTCQX, a tier of Pink Sheets as well as general advisory services. The Company recognizes revenues earned by FEP on a gross basis in accordance with ASC 605-45, Revenue Recognition: Principal Agent Considerations, as the Company is the primary obligor in the arrangements entered into by FEP.

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

Competition

MC is engaged in the highly competitive financial services and investment industries. We compete with other securities firms – from large U.S.-based firms, securities subsidiaries of major commercial bank holding companies and U.S. subsidiaries of large foreign institutions to major regional firms, smaller niche players, and those offering competitive services via the internet. Long term developments in the brokerage industry, including decimalization and the growth of electronic communications networks, or ECNs, have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of more experienced sales and trading professionals.  The trend by competitors to reduce services to address these challenges has created an opportunity for us as many highly qualified individuals have been dislocated, expanding the pool of experienced employees whom we might hire. Many smaller firms have ceased their operations in the last five years. With our reduced overhead and the core compliance competency we have developed over the years, we believe the opportunity exists to expand our market presence in a cost effective way for our shareholders.

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

Except for the period from February 28, 2015 through March 23, 2015, we believe that we have been in compliance with the applicable minimum net capital rules of the SEC and FINRA at all times. For further details, see notes 15 and 17 to the consolidated financial statements.

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

Our ability to achieve a positive cash flow and profitability depends on our ability to generate and maintain greater revenue while incurring reasonable expenses. This, in turn, depends, among other things, on the successful shift from a transaction oriented business to service oriented business. It also depends on the continued development of our investment banking, securities brokerage business, continued growth in our Capital Markets Advisory Group (CMAG) and our Financial Entrepreneur Platform. We may be unable to achieve profitability if we fail to do any of the following:

•	establish, maintain, and increase our client base;

•	manage the quality of our services;

•	compete effectively with existing and potential competitors;

•	further develop our business activities;

•	attract and retain qualified personnel;

•	limit operating costs; and

•	maintain adequate working capital.

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

We have had a number of structural changes to our operations as we divested certain non-core business lines to focus on our core service and product offerings. Additionally, there have been a number of significant challenges faced by the securities and financial industries in the past five years. As a result of our structural changes and the uncertainty of the current economic environment, the factors upon which we are able to base our estimates as to the gross revenue and the number of participating clients that will be required for us to maintain a positive cash flow are unpredictable. For these and other reasons, we cannot assure you that we will not require higher gross revenue and an increased number of clients, securities brokerage, and investment banking transactions, and/or more time in order for us to complete the development of our business that we believe we need to be able to cover our operating expenses. It is more likely than not that our estimates will prove to be inaccurate because actual events more often than not differ from anticipated events. Furthermore, in the event that financing is needed in addition to the amount that is required for this development, we cannot assure you that such financing will be available on acceptable terms, if at all.

We may not be able to continue operating our business

The Company incurred significant losses in 2014 and 2013. Even if we are successful in executing our plans, we will not be capable of sustaining losses such as those incurred in 2014 and 2013. The Company’s ability to meet its financial obligations is highly dependent on market and economic conditions. We also recorded net losses in certain quarters within other past fiscal years. If operating conditions worsen in 2015, we may not have the resources to meet our financial obligations. If the Company is not able to continue in business, the entire investment of our common shareholders may be at risk, and there can be no assurance that any proceeds shareholders would receive in liquidation would be equal to their investment in the Company, or even that shareholders would receive any proceeds in consideration of their common stock.

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

Our ability to obtain and successfully execute our business depends upon the personal reputation, judgment, business generation capabilities and project execution skills of our senior professionals, particularly D. Jonathan Merriman, our Co-Founder and Chief Executive Officer of Merriman Holdings, Inc., and the other senior professionals. Our senior professionals’ personal reputations and relationships with our clients are a critical element in obtaining and executing client engagements. We face intense competition for qualified employees from other companies in the investment banking industry as well as from businesses outside the investment banking industry, such as investment advisory firms, hedge funds, private equity funds, and venture capital funds. From time to time, we have experienced losses of investment banking, brokerage, research, and other professionals and losses of our key personnel may occur in the future. The departure or other loss of Mr. Merriman or any other senior professionals who manage substantial client relationships and possess substantial experience and expertise, could impair our ability to secure or successfully complete engagements, or protect our market share, each of which, in turn, could materially adversely affect our business and results of operations.

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

Historically, the industry has been able to attract and retain investment banking, research, and sales and trading professionals in part because the business models have provided for lucrative compensation packages. Compensation and benefits are our largest expenditure and the variable compensation component, or bonus, has represented a significant proportion of this expense. The Company’s bonus compensation is discretionary. For 2014, the potential pool was determined by a number of components including revenue production, key operating milestones, and profitability. There is a potential, in order to ensure retention of key employees, that we could pay individuals for revenue production despite the business having negative cash flows and/or net losses.

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

We are a small investment bank with 31 employees as of December 31, 2014 and revenues of approximately $16 million in 2014. Many of our competitors in the investment banking and brokerage industries have a broader range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, more senior professionals to serve their clients’ needs, greater global reach, have more established relationships with clients than we have, and some operate under less restrictive capital requirements. These larger and better capitalized competitors may be better able to respond to changes in the brokerage and investment banking industries, to compete for skilled professionals, to finance acquisitions, to fund internal growth, and to compete for market share generally.

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

The Company recorded net losses of $1,628,000 and $3,392,000 for the years ended December 31, 2014 and 2013. We also recorded net losses in certain quarters within other past fiscal years. We may incur losses in future periods. If we are unable to finance future losses, those losses may have a significant effect on our liquidity as well as our ability to operate.

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

Our business is highly dependent on our ability to process, on a daily basis, a large number of increasingly complex transactions across diverse markets. Our financial, accounting, or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communication services or our inability to occupy one or more of our buildings. The inability of our systems to accommodate an increasing volume of transactions could also constrain our ability to expand our businesses. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people, or systems, we could suffer impairment to our liquidity, financial loss, and disruption of our businesses, liabilities to clients, regulatory intervention, or reputation damage.

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

The table below represents a list of potentially dilutive securities outstanding as of:

	December 31,
	2014	2013

Series D convertible preferred stock warrants	-	112,927
Series E convertible preferred stock warrants	113,741	113,741
Stock options	865,704	425,029
Warrants issued in connection with secured promissory notes	13,495	13,495
Warrants issued in connection with recapitalization	1,164,530	1,164,530
Other outstanding warrants	274,236	33,661
Potentially dilutive securities oustanding	2,431,706	1,863,383

In addition to the potentially dilutive securities listed above, the total number of common shares outstanding as of March 24, 2015 was 4,518,633.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, all of our real estate properties are leased. Our principal offices are located in San Francisco, CA and New York City, NY. We believe the facilities we are now using are adequate and suitable for business requirements.

Item 3. Legal Proceedings

From time to time, the Company is involved in ordinary routine litigation incidental to our business. Currently, there are no litigations against the Company.

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the OTCQX, where it currently trades under the symbol “MERR.” The following table sets forth the range of the high and low sales prices per share of our common stock for the fiscal quarters indicated.

	High	Low

2014
Fourth Quarter	$2.60	$1.70
Third Quarter	$4.00	$2.55
Second Quarter	$4.50	$3.00
First Quarter	$4.50	$2.70

2013
Fourth Quarter	$4.50	$1.80
Third Quarter	$6.00	$3.00
Second Quarter	$8.40	$2.70
First Quarter	$7.80	$1.50

The closing sale price for the common stock on March 24, 2015 was $1.32. The market price of our common stock has fluctuated significantly and may be subject to significant fluctuations in the future. See Item 1A – “Risk Factors.”

According to the records of our transfer agent, we had 195 shareholders of record as of December 31, 2014. Since many shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders.

Our policy is to reinvest earnings in order to fund future growth. Therefore, we have not paid, and currently do not plan to declare, dividends on our common stock.

Recent Issuance of Unregistered Securities

None

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

We are headquartered in San Francisco, CA with an additional office in New York, NY. As of December 31, 2014, we had 31 employees.

Executive Summary

Our total revenues increased by 60% to approximately $15,928,000 in 2014 from approximately $9,960,000 in 2013. Net loss for 2014 was 59% less than that of 2013. Our 2014 net cash provided by operating activities was approximately $356,000 primarily due to a reduction in net operating loss and decrease in our securities positions.

Commissions – Commission revenue from institutional brokerage business increased by 27% to approximately $5,319,000 in 2014 from approximately $4,202,000 in 2013. The increase was primarily due to the hiring of two producers and increased production of the existing producers as a result of favorable market conditions. The brokerage business continues to face increasing challenges, including the proliferation of electronic communication networks which have reduced commission rates and profitability in the brokerage industry. Many large investment banks have responded to lower margins within their equity brokerage divisions by reducing research coverage, particularly for smaller companies, consolidating sales and trading services, and reducing headcount of sales and trading professionals.

Principal Transactions – Principal transactions increased 354% to approximately $548,000 in 2014 from a net loss of approximately $215,000 in 2013. The increase was due to trading gains, increased trading volume and favorable mark to market as a result of favorable market conditions. Principal transaction revenues consist of customer principal trades, profits from our market making and proprietary trading activities, and unrealized gain / (loss) on trading inventory and securities received in connection with certain investment banking transactions.

Our marketable security positions are accounted for on a trade date basis and marked to market value daily. Returns from market making and proprietary trading activities tend to be more volatile than those from customer agency and principal activities.

Investment Banking – Our investment banking revenues, including FEP’s, increased 106% to $7,994,000 in 2014 from $3,887,000 in 2013. The increase is comprised of a $2,979,000 or 150% increase in FEP’s revenues and a $1,127,000 or 83% increase in internal investment banking revenues. Increase in investment banking revenues was primarily due to increased fees from two existing producers and the addition of two producing groups in 2014.

Other Revenues – MC offers services to sponsor companies on the Domestic and International OTCQX markets. This offering has been designed to enable domestic and non-U.S. companies to obtain greater exposure to U.S. institutional investors without the expense and regulatory burdens of listing on traditional U.S. exchanges. The Domestic and International OTCQX market tiers do not require full SEC registration or Sarbanes Oxley compliance. Listing on the market requires the sponsorship of a qualified investment bank called a Designated Advisor for Disclosure (DAD) for domestic companies or a Principal American Liaison (PAL) for non-U.S. companies. MC was the first U.S. investment bank to achieve DAD and PAL designations. Revenues earned from these activities were flat from year to year.

Employees – At December 31, 2014 and 2013, the Company had 31 and 29 employees, respectively.

Business Developments – We continue to invest in business areas that we believe will increase the awareness of our franchise and contribute to future revenue opportunities such as hosting investor conferences, introducing management teams of fast-growing companies to institutional investors, marketing, and other business development activities. We continue to implement cost cutting measures in 2014. We expect significant improvements in our operating results to be primarily driven by increases in our various revenue sources.

Results of Operations

The following table sets forth the results of operations for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013

Revenues
Commissions	$5,319,002	$4,201,980
Principal transactions	547,702	(215,347)
Investment banking	7,993,533	3,887,147
Advisory and other	2,067,959	2,086,127

Total revenues	15,928,196	9,959,907

Operating expenses
Compensation and benefits	12,411,925	8,024,014
Brokerage and clearing fees	442,590	440,098
Professional services	501,821	383,989
Occupancy and equipment	1,102,984	1,385,377
Communications and technology	813,830	727,286
Depreciation and amortization	217,044	82,664
Travel and entertainment	290,767	231,122
Legal services and litigation settlement expense	51,207	520,200
Cost of underwriting capital	10,770	49,600
Other	1,016,946	1,345,572

Total operating expenses	16,859,884	13,189,922

Operating loss	(931,688)	(3,230,015)

Interest expense	(383,002)	(340,381)
Amortization of debt discount	(41,914)	(128,326)
Loss on early extinguishment of debt	(271,322)	(293,347)

Net loss before income taxes	(1,627,926)	(3,992,069)

Income tax expense	-	-

Net loss	$(1,627,926)	$(3,992,069)

Our total revenues increased by 60% to approximately $15,928,000 in 2014 from approximately $9,960,000 in 2013. Net loss for 2014 was 59% less than that of 2013.

Investment Banking Revenues

Our investment banking activities include the following:

•	Capital Raising – Capital raising activities include private placements of equity and debt instruments and underwritten public offerings.

•	Financial Advisory – Financial advisory activities include advisory assignments with respect to mergers and acquisitions, divestures, restructurings and spin-offs.

The following table sets forth our revenues and transaction volumes from our investment banking activities for the years ended December 31:

	2014	2013
Revenues:
Capital raising	$7,184,537	$3,196,419
Financial advisory	808,996	690,728

Total investment banking revenues	$7,993,533	$3,887,147

Transaction Volumes:
Public offerings:
Capital underwritten participations	$2,925,000	$93,500,000
Number of transactions	1	4
Private placements:
Capital raised	$134,270,282	$159,180,000
Number of transactions	19	14
Financial advisory:
Transaction amounts	$10,000,000	$-
Number of transactions	2	3

Our investment banking revenues, including FEP’s, increased 106% to $7,994,000 in 2014 from $3,887,000 in 2013. The increase is comprised of a $2,979,000 or 150% increase in FEP’s revenues and a $1,127,000 or 83% increase in internal investment banking revenues. Increase in investment banking revenues was primarily due to increased fees from two existing producers and the addition of two producing groups in 2014.

During the year ended December 31, 2014, one investment banking client accounted for more than 10% of our total revenues. During the year ended December 31, 2013, no one investment banking client accounted for more than 10% of our total revenues.

Commissions and Principal Transactions Revenue

Our broker-dealer activities include the following:

•	Commissions – Commissions include revenues resulting from executing stock trades for exchange-listed securities, over-the-counter securities and other transactions as agent.

•	Principal Transactions – Principal transactions consist of a portion of dealer spreads attributed to our securities trading activities as principal in NASDAQ-listed and other securities, and include transactions derived from our activities as a market-maker. Principal transactions also include gains and losses resulting from market price fluctuations that occur while holding positions in our trading security inventory.

The following table sets forth our revenues and losses and several operating metrics which we utilize in measuring and evaluating performance and the results of our trading operations:

	2014	2013

Commissions:
Commissions on institutional equities	$5,319,002	$4,201,980

Principal transactions:
Customer principal transactions, proprietary
trading and market making	$1,017,666	$67,313
Investment portfolio	(469,964)	(282,660)

Total principal transaction revenues	$547,702	$(215,347)

Transaction volumes:
Number of shares traded	422,024,137	271,991,648

Commission revenues were approximately $5,319,000 or 33% of total revenues in 2014, representing a $1,117,000 or 27% increase from those in 2013. The increase was primarily due to the hiring of two producers and increased production of the existing producers as a result of favorable market conditions.

Principal transaction revenues consist of four different activities – customer principal trades, market making, realized and unrealized gains and losses in our investment portfolio. As a broker-dealer, we account for all of our marketable security positions on a trade date basis and as a result, all security positions are marked to fair market values. Returns from market making activities tend to be more volatile than acting as agent or principal for customers.

For the year ended December 31, 2014, principal transaction revenues were approximately $548,000, consisting of a $1,018,000 gain from customer principal transactions and proprietary trading and market making, partially offset by a $470,000 net loss in our investment portfolios.

For the year ended December 31, 2014, one sales professional accounted for more than 10% of total revenues (approximately $3,230,000), and no customer accounted for more than 10% of total revenues. For the year ended December 31, 2013, one sales professional accounted for more than 10% of total revenues (approximately $2,490,000), and no customer accounted for more than 10% of total revenues.

Compensation and Benefit Expenses

Compensation and benefits expenses represent the majority of our operating expenses and include commission payout, draws, base salaries, discretionary bonuses and stock-based compensation. Sales professionals are paid commissions based on their production. Incentive compensation varies primarily based on revenue production. Investment banking, research and support staff and executives are paid base salaries and may participate in the discretionary bonus plans. Discretionary bonuses paid to investment bankers and research analysts vary with revenue production, but also include other qualitative factors and are determined by management. Salaries, payroll taxes and employee benefits vary based primarily on overall headcount.

The following table sets forth the major components of our compensation and benefits for the years ended December 31, 2014 and 2013:

	2014	2013

Incentive compensation and discretionary bonuses	$8,898,444	$4,614,822
Salaries and wages	2,136,062	2,079,128
Stock-based compensation	665,680	642,436
Payroll taxes, benefits and other	712,350	687,628

Total compensation and benefits	$12,412,536	$8,024,014

Total compensation and benefits as a percentage of revenues	78%	81%
Cash compensation and benefits as a percentage of revenues	74%	74%

Total compensation and benefits were approximately $12,413,000 and $8,024,000 for the years ended December 31, 2014 and 2013, respectively, an increase of approximately $4,389,000 or 55%. The increase mostly consisted of a $4,284,000 or 93% increase in incentive compensation and discretionary bonuses which directly relates to the increase in revenues.

Of the total compensation and benefits for the years ended December 31, 2014 and 2013, $3,962,000 and $1,577,000 were for FEP personnel, respectively.

Incentive compensation directly correlates to commission revenues earned and discretionary bonuses primarily correlate to investment banking revenues earned. Cash compensation and benefits exclude stock-based compensation which is a non-cash expense.

Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenues and trade volumes. Brokerage and clearing fees in 2014 were flat as compared to 2013 despite increases in trading volumes and commission revenues due to (a) 2013 expenses included a rebate per the clearing contract and (b) 2014 expenses included the reversal of an over-accrual in past year.

Professional service expenses include audit and accounting fees, expenses related to investment banking transactions, and various consulting fees. Professional service expenses in 2014 increased by $118,000 or 31% as compared to 2013 primarily due to (a) an employee hired in 2014 worked as a consultant for two months prior to becoming a regular employee and (b) the Company outsourced its information technology need commencing in June 2014.

Occupancy and equipment expenses include rents and related costs of our office premises, equipment, software and hardware. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. Occupancy and equipment expenses in 2014 decreased by $282,000 or 20% as compared to 2013. The decrease is comprised of (a) a $372,000 or 29% decrease in rent, office equipment and facilities related maintenance due to lower rent and facilities related maintenance expenses at the new premises, and (b) partially offset by a $89,000 or 88% increase in software expenses as a direct result of a monthly software platform licensing fee commencing in August 2014.

Communications and technology expenses include market data and quote services, voice, data and internet service fees, and data processing costs. Communications and technology expenses in 2014 increased by $87,000 or 12% as compared to 2013 due to higher market data service expenses resulting from new hires, partially offset by a prior year rebate.

Depreciation and amortization relate to the depreciation of our fixed assets and amortization of capital leases. Depreciation and amortization are mostly fixed in nature. The increase in 2014 of approximately $134,000, or 163% as compared to 2013 was due to a number of capital equipment leases entered into in the third quarter of 2013 and the amortization of capitalized software beginning in July 2014.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. The increase of approximately $60,000 or 26% on a year over year basis directly related to higher investment banking revenues as more deals were closed in 2014.

Legal services and litigation settlement expenses relate to our ongoing litigations. The decrease of $469,000 in 2014 or 90% as compared to 2013 is comprised of (a) $390,000 legal settlements incurred in 2013 and (b) $79,000 decrease in legal fees due the fact that in 2014, there were no litigations against the Company.

Cost of underwriting capital in 2014 represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. Cost of underwriting capital decreased by $39,000 or 78% as compared to 2013 due to the fact that only one banking deal closed in 2014 required underwriting capital.

The following expenses are included in other operating expenses for the years ended December 31, 2014 and 2013:

	2014	2013

Insurance	$328,806	$520,518
Regulatory & filing fees	227,124	203,615
Provision for uncollectible accounts receivable	209,750	277,308
Other	250,655	344,131

Total other operating expenses	$1,016,335	$1,345,572

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, investor conference and other miscellaneous expenses. The decrease of approximately $329,000 or 24% on a year over year basis was comprised of (a) a $192,000 decrease in insurance due to lower coverage and higher deductibles, (b) a $68,000 decrease in provision for uncollectible accounts receivable, (c) a $93,000 decrease in other miscellaneous expenses due to a non-recurring expense and office moving costs in 2013, partially offset by a $24,000 increase in regulatory fees due to new hires in 2014.

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

For the years ended December 31, 2014 and 2013, amortizations of debt discounts for the remaining debt and related warrants were $42,000 and $128,000, respectively.

Income Tax Expense

Income tax expenses of $0 were recorded in 2014 and 2013 resulting in zero effective tax rates. The effective tax rate differs from the statutory rate primarily due to the net operating loss carry-forwards offset by a 100% valuation allowance resulting in a tax provision equal to our expected current benefit for the year.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with U. S. GAAP, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to the valuation of securities owned and deferred tax assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, securities owned, restricted cash, due from clearing broker, accounts receivable, accounts payable, commissions and bonus payable, accrued expenses and other, securities sold, not yet purchased, deferred revenue, and capital lease obligations, approximate their fair values.

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

Fair Value Accounting of Equity-Based Compensation

The Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the years ended December 31, 2014 and 2013.

The Market Approach (for determining the fair market value of the Company’s common stock) is based on the economic principle of competition (i.e., in a free market, forces of demand and supply will direct the values of businesses to a particular balance). Valuation under the Market Approach entails both the application of appropriate market-based multiples selected from guideline public companies (GPCs) to parameters such as level of earnings, cash flow, revenues, invested capital or other financial factors (financial metrics) that represent the subject company's future financial performance and from cash transactions related to the sale of securities of the Company. This method is based on the idea of determination of the price at which the company will be exchanged in the public market, and is particularly useful for valuing companies that are currently profitable and expected to continue making profits in the foreseeable future.

Under the Market Approach, the Company used the following methods:

•	Observable inputs from the trading of its common stock on OTCQX;

•	Guidelines Public Companies’ Trading Multiples Method (“GPC”);

•	Back Solve approach (derived from the Company’s actual security transactions).

As of December 31, 2014 and 2013, the fair market value of the Company’s common stock was $1.46 and $0.90 per share, respectively.

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of December 31, 2014 and 2013, based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

Liquidity/Going Concern

The Company incurred substantial losses in 2014 and 2013 of $1,628,000 and $3,992,000, respectively. As of December 31, 2014, the Company had an accumulated deficit of $150,537,000 and a shareholders’ deficit of $102,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

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

Contractual Obligations

The following is a table summarizing our significant contractual obligations as of December 31, 2014, consisting of long term debt and non-cancellable payments under office, operating leases and capital leases with initial or remaining terms in excess of one year.

	Notes Payable		Leases
	Unrelated	Related	Office	Operating	Capital	Total

2015	$770,000	$2,316,600	$1,343,760	$635,700	$129,885	$5,195,945
2016	50,000	35,000	1,353,354	37,200	100,499	1,576,053
2017	-	464,000	1,421,854	37,200	47,902	1,970,956
2018	-	-	1,437,268	-	-	1,437,268
2019	-	-	1,447,599	-	-	1,447,599
Thereafter	-	-	742,063	-	-	742,063
Total Contractual Obligations	820,000	2,815,600	7,745,898	710,100	278,286	12,369,884
Debt Discount	(10,380)	(20,534)	-	-	-	(30,914)
Interest	-	-	-	-	(8,567)	(8,567)
Net Contractual Obligations	$809,620	$2,795,066	$7,745,898	$710,100	$269,719	$12,330,403

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the two years ended December 31, 2014. In particular, we do not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

Notes Payable –Related Party

Unsecured Promissory Notes

Of the $2,065,600 Unsecured Promissory Notes, $840,000 was originally loaned from the Co Chairman of the Board of Directors, Ronald L. Chez. On September 29, 2013, the principal, together with $201,600 accrued interest were consolidated into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share. On December 30, 2014, this note was further modified to mature on August 31, 2015 under the same terms.

The Company accounted for this transaction as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the year ended December 31, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the years ended December 31, 2014 and 2013, interest expenses incurred on this Unsecured Promissory Note were $146,000 and $146,000, respectively. Total interests of $73,000 and $21,000 remain outstanding as of December 31, 2014 and 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share. On March 30, 2014, the maturity date was extended to December 31, 2014 under the same terms. On December 30, 2014, the maturity date was extended to August 31, 2015 under the same terms.

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

The notes and their corresponding liabilities are included notes receivable and notes payable to related parties, respectively, in the consolidated statements of financial condition.

For the years ended December 31, 2014 and 2013, interest expenses incurred on these secured demand notes were $19,000 and $0, respectively. Total interests of $9,000 remain outstanding as of December 31, 2014 and are included in accrued expenses and other in the consolidated statements of financial condition.

Temporary Subordinated Borrowings

On December 30, 2014, MC borrowed $495,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred through December 31, 2014 were $2,970 and included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on February 3, 2015.

On October 23, 2014, MC borrowed $300,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $7,800 and were included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on November 5, 2014.

Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (the “Equity Lending Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $18.90 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2014.

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

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2014 Secured Promissory Note.

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory note (the “December 2012 Secured Promissory Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. The December 2012 Secured Promissory Note was extended a few times maturing on August 31, 2015. Effective on September 26, 2013, interest rate increased to ten percent (10%) per annum payable at maturity. Additional consideration included 625,000 warrants to purchase the Company common stock at $2.40 per share.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

Software Platform Purchase

In December 2013, the Company purchased a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a member of the Board of Directors, Robert K. Ward. The purchase price consisted of $160,000 cash and 88,164 shares of the Company’s common stock valued at $1.80 per share at the time of issuance. The Company also entered into a licensing agreement to pay the entity owned by Robert K. Ward $18,000 a month.

For the years ended December 31, 2014 and 2013, cash payments made to the entity owned by Robert K. Ward were $218,000 and $184,400, respectively.

Other Related Party Transactions

On June 17, 2014, MC sold 1 share of common stock each to the Company’s Chief Executive Officer and Chairman of the Audit Committee for $96.00 per share.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Merriman Holdings, Inc.

We have audited the accompanying consolidated statements of financial condition of Merriman Holdings, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, statements of shareholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merriman Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses, negative cash flows from operations and an accumulated deficit as of December 31, 2014 and 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, New York

March 31, 2015

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues
Commissions	$5,319,002	$4,201,980
Principal transactions	547,702	(215,347)
Investment banking	7,993,533	3,887,147
Advisory and other	2,067,959	2,086,127

Total revenues	15,928,196	9,959,907

Operating expenses
Compensation and benefits	12,412,536	8,024,014
Brokerage and clearing fees	442,590	440,098
Professional services	501,821	383,989
Occupancy and equipment	1,102,984	1,385,377
Communications and technology	813,830	727,286
Depreciation and amortization	217,044	82,664
Travel and entertainment	290,767	231,122
Legal services and litigation settlement expense	51,207	520,200
Cost of underwriting capital	10,770	49,600
Other	1,016,335	1,345,572

Total operating expenses	16,859,884	13,189,922

Operating loss	(931,688)	(3,230,015)

Interest expense	(383,002)	(340,381)
Amortization of debt discount	(41,914)	(128,326)
Loss on early extinguishment of debt	(271,322)	(293,347)

Net loss before income taxes	(1,627,926)	(3,992,069)

Income tax expense	-	-

Net loss	$(1,627,926)	$(3,992,069)

Basic and diluted net loss per share

Net loss	$(0.37)	$(1.32)

Weighted average number of common shares
Basic and diluted	4,421,472	3,034,916

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,668,019	$1,044,110
Securities owned
Marketable, at fair value	210,267	1,176,347
Not readily marketable, at estimated fair value	1,473,459	671,801
Restricted cash	250,000	891,828
Due from clearing broker	36,407	97,811
Accounts receivable, net	469,991	532,431
Prepaid expenses and other assets	265,057	181,219
Secured demand notes	639,000	175,000
Capitalized software, net	418,333	318,696
Equipment and fixtures, net	286,811	341,258

Total assets	$5,717,344	$5,430,501

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Accounts payable	$251,629	$317,272
Commissions and bonus payable	298,547	418,075
Accrued expenses and other	768,051	814,946
Deferred rent	542,275	428,540
Deferred revenue	84,088	70,378
Capital lease obligation	269,719	360,795
Notes payable, net of debt discount	809,620	1,226,521
Notes payable to related parties, net of debt discount	2,795,065	1,940,601

Total liabilities	5,818,994	5,577,128

Commitments and contingencies	-	-

Shareholders’ deficit
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized;
2,000,000 shares issued and 0 shares outstanding as of December 31, 2014 and
December 31, 2013; aggregate liquidation preference of $0
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized;
8,750,000 shares issued and 0 shares outstanding as of December 31, 2014 and
December 31, 2013; aggregate liquidation preference of $0
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized;
11,800,000 shares issued and 0 shares outstanding as of December 31, 2014 and
December 31, 2013; aggregate liquidation preference of $0
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized;
23,720,916 shares issued and 0 shares outstanding as of December 31, 2014 and
December 31, 2013; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized;
6,825,433 shares issued and 0 shares outstanding as of December 31, 2014 and
December 31, 2013; aggregate liquidation preference of $0 prior to conversion,
and pari passu with common stock on conversion	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
4,519,614 and 4,141,838 shares issued and 4,518,633 and 4,140,857 shares
outstanding as of December 31, 2014 and December 31, 2013, respectively	452	414
Additional paid-in capital	150,660,289	148,987,424
Treasury stock, at cost, 981 shares	(225,613)	(225,613)
Accumulated deficit	(150,536,778)	(148,908,852)

Total shareholders’ deficit	(101,650)	(146,627)

Total liabilities and shareholders’ deficit	$5,717,344	$5,430,501

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2013	23,305,378	$2,331	180,838	$543	981	$(225,613)	$144,673,121	$(144,916,783)	$(466,401)

Net loss								(3,992,069)	(3,992,069)
Conversion of Series D Convertible
Preferred Stock to common stock	(17,001,579)	(1,701)	193,404	580	-	-	1,121	-	-
Conversion of Series E Convertible
Preferred Stock to common stock	(6,303,799)	(630)	210,126	630	-	-	-	-	-
Issuance of restricted common stock and warrants for cash	-	-	2,124,862	6,375	-	-	1,996,001	-	2,002,376
Issuance of restricted common stock for other assets	-	-	88,164	264			158,431		158,695
Issuance of restricted common stock and warrants
in connection with debt conversion	-	-	1,344,444	4,034	-	-	1,499,314	-	1,503,348
Adjust common stock par value due to reverse stock split				(12,012)			12,012		-
Stock-based compensation	-	-	-	-	-	-	647,424	-	647,424

Balance at December 31, 2013	-	$-	4,141,838	$414	981	$(225,613)	$148,987,424	$(148,908,852)	$(146,627)

Net loss								(1,627,926)	(1,627,926)
Issuance of restricted common stock and warrants for cash			377,776	38			677,606		677,644
Issuance of warrants in connection with letter of credit guaranty							45,934		45,934
Issuance of warrants in connection with loan extension							12,323		12,323
Issuance of warrants in connection with debt modification							271,322		271,322
Stock-based compensation	-	-	-	-	-	-	665,680	-	665,680

Balance at December 31, 2014	-	$-	4,519,614	$452	981	$(225,613)	$150,660,289	$(150,536,778)	$(101,650)

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,627,926)	$(3,992,069)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	83,819	11,619
Amortization of capital leases	133,225	71,405
Stock-based compensation	665,680	647,424
Amortization of debt issuance costs	41,914	128,325
Loss on early extinguishment of debt	271,322	293,347
Provision for uncollectible accounts receivable	209,750	277,308
Securities received for services	(1,844,805)	(728,662)
Unrealized loss on securities owned	554,585	429,332
Changes in operating assets and liabilities:
Securities owned	1,454,642	(111,172)
Restricted cash	641,828	(211,800)
Due from clearing broker	61,404	29,890
Accounts receivable	(147,309)	(276,133)
Prepaid expenses and other assets	(37,903)	148,700
Accounts payable	(65,644)	45,860
Commissions payable	(119,528)	14,097
Accrued expenses and other	80,550	387,084

Net cash provided by (used in) operating activities	355,604	(2,835,805)

Cash flows from investing activities:
Purchase of software platform	(145,980)	(160,000)
Purchase of equipment and fixtures	(116,254)	(6,600)

Net cash used in investing activities	(262,234)	(166,600)

Cash flows from financing activities:
Issuance of restricted common stock	677,643	2,002,376
Proceeds from issuance of secured promissory note	100,000	166,028
Proceeds from issuance of secured convertible promissory note	-	600,000
Proceeds from issuance of unsecured convertible promissory note	85,000	150,000
Proceeds from issuance of temporary subordinated borrowings	795,000	1,600,000
Payment of temporary subordinated borrowings	(300,000)	(1,600,000)
Payment of notes payable	(736,028)	(150,000)
Principal payments of capital leases	(91,076)	(38,879)

Net cash provided by financing activities	530,539	2,729,525

Increase (decrease) in cash and cash equivalents	623,909	(272,880)

Cash and cash equivalents at beginning of the year	1,044,110	1,316,990

Cash and cash equivalents at end of the year	$1,668,019	$1,044,110

The accompanying notes are an integral part of these consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2014	2013

Supplementary disclosure of cash flow information:
Cash paid during the year:
Cost of underwriting capital	$10,770	$80,800
Interest expense	$305,673	$449,263

Non-cash financing activities:
Warrants issued in connection with issuance of debt	$12,323	$-
Debt conversion	$-	$(1,210,000)
Issuance of restricted common stock and warrants
in connection with debt conversion	$-	$1,210,000

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

The Company is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock is listed on the OTCQX where it currently trades under the symbol “MERR.” The Company’s corporate office is located in San Francisco, CA with an additional office in New York, NY.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015.

2. Liquidity/Going Concern

The Company incurred substantial losses in 2014 and 2013, having net losses of $1,628,000 and $3,992,000, respectively. As of December 31, 2014, the Company had an accumulated deficit of $150,537,000 and a shareholders’ deficit of $102,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared assuming the Company will continue on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and do not include any adjustments that might result from uncertainty about the Company’s ability to continue as a going concern.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies

Principles of Consolidation

As of December 31, 2014 and 2013, the Company has two U.S. subsidiaries. The subsidiaries, MC and Merriman Asset Management, Inc. have been consolidated in the accompanying consolidated financial statements. All significant intercompany accounts and transactions have been eliminated.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates. Significant estimates include stock-based compensation, allowance for the deferred tax asset and the Company’s Level 3 securities.

Subsequent Events

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

Reverse Stock Split

The Company announced a reverse stock split which became effective on July 14, 2014. The ratio of the reverse stock split is 1-for-30 shares of the Company's issued and outstanding common stock. Accordingly, each 30 shares of common stock have been converted into one share of common stock. The consolidated financial statements have been restated to reflect the reverse stock split for all periods presented herein.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2014 included cash on deposit with the Company’s clearing organization.

Due From/To Clearing Broker

The Company clears all of its brokerage transactions through a clearing broker on a fully disclosed basis. Due from clearing broker amount relates to the aforementioned transactions. The Company monitors the credit standing of the clearing organizations as deemed necessary.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015.

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

Fair Value of Financial Instruments

Substantially all of the Company’s financial instruments are recorded at fair value or contract amounts that approximate fair value. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, restricted cash, due from clearing broker, accounts receivable, accounts payable, commission and bonus payable, accrued expenses and other, securities sold, not yet purchased, deferred revenue, and capital lease obligation, approximate their fair values.

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

Fair Value Measurement—Definition and Hierarchy (continued)

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

Accounts Receivable, Allowance for Doubtful Accounts

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

At December 31, 2014 and 2013, the allowance for doubtful accounts was $132,750 and $0, respectively.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Commission and Principal Transaction Revenues

Commission revenues include revenues resulting from executing stock exchange-listed securities, over-the-counter securities, and other transactions as agent for the Company’s clients. Principal transactions consist of a portion of dealer spreads attributed to the Company’s securities trading activities as principal in exchange-listed and other securities, and include transactions derived from activities as a market-maker. Additionally, principal transactions include gains and losses resulting from market price fluctuations that occur while holding positions in trading security inventory. Commission revenues and related clearing expenses are recorded on a trade-date basis as security transactions occur.

Principal transactions in regular-way trades (i.e., trades settled through normal channels in three business days) are recorded on the trade date, as if they had settled. Profits and losses arising from all securities transactions entered into for the account and at the risk of the Company are recorded on a trade-date basis.

Investment Banking Revenues

Investment banking revenues include underwriting and private placement agency fees earned through the Company’s participation in public offerings and private placements of equity and convertible debt securities and fees earned as financial advisor in mergers and acquisitions and similar transactions. Underwriting revenues are earned in securities offerings in which the Company acts as an underwriter and includes management fees, underwriting fees and selling concessions. Fee revenues relating to underwriting commitments are recorded when all significant items relating to the underwriting cycle have been completed and the amount of the underwriting revenues has been determined.

Syndicate expenses related to securities offerings in which the Company acts as underwriter or agent are deferred until the related revenues are recognized or we determine that it is more likely than not that the securities offerings will ultimately not be completed. Underwriting revenues are recorded net of related expenses. As co-manager for registered equity underwriting transactions, management must estimate the Company’s share of transaction related expenses incurred by the lead manager in order to recognize revenue. Transaction-related expenses are deducted from the underwriting fees and therefore reduce the revenues that are recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

Transaction-related expenses are deducted from the underwriting fee and, therefore, reduce the revenue that is recognized as co-manager. Such amounts are adjusted to reflect actual expenses in the period in which the Company receives the final settlement, typically 90 days following the closing of the transaction.

Merger and acquisition fees and other advisory service revenues are generally earned and recognized only upon successful completion of the engagement. Unreimbursed expenses associated with private placement and advisory transactions are recorded as expenses as incurred.

Other Revenues and Deferred Revenues

Other revenues consist primarily of revenues generated from capital market advisory services. The Company provides capital market advisory services in the form of assistance to its clients in listing on OTCQX, the premier OTC Market tier, along with other services that facilitate their access to institutional capital markets. Since 2013, the Company has repositioned its service offerings and fee structure for OTCQX. Capital market advisory service revenues are primarily recognized on a straight-line basis from the completion of the due diligence until the end of the engagement term, which is generally one year.

Deferred revenues mainly represent customer billings made in advance to certain clients for due diligence services, and annual support contract for providing services as their Principal American Liaison (PAL) if a non-U.S. company or a Designated Advisor for Disclosure (DAD), if a U.S. company.

In addition, other nominal amounts, which do not conform to the types described above, are also recorded as other revenues.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense based on estimated fair values for all stock-based awards granted to employees and directors, including stock options, restricted stock, and warrants. The Company estimates fair value of stock-based awards on the date of grant using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s condensed consolidated statements of operations over the requisite service periods. Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

To calculate stock-based compensation resulting from the issuance of options and warrants, the Company uses the Black-Scholes option pricing model, which is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. No tax benefits were attributed to the share-based compensation expense because a valuation allowance was maintained for all net deferred tax assets.

Fair Value Accounting of Equity-Based Compensation

The Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the years ended December 31, 2014 and 2013.

The Market Approach (for determining the fair market value of the Company’s common stock) is based on the economic principle of competition (i.e., in a free market, forces of demand and supply will direct the values of businesses to a particular balance). Valuation under the Market Approach entails both the application of appropriate market-based multiples selected from guideline public companies (GPCs) to parameters such as level of earnings, cash flow, revenues, invested capital or other financial factors (financial metrics) that represent the subject company's future financial performance and from cash transactions related to the sale of securities of the Company. This method is based on the idea of determination of the price at which the company will be exchanged in the public market, and is particularly useful for valuing companies that are currently profitable and expected to continue making profits in the foreseeable future.

Under the Market Approach, the Company used the following methods:

•	Observable inputs from the trading of its common stock on OTCQX;

•	Guidelines Public Companies’ Trading Multiples Method (“GPC”);

•	Back Solve approach (derived from the Company’s actual security transactions).

As of December 31, 2014 and 2013, the fair market value of the Company’s common stock was $1.46 and $0.90 per share, respectively.

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

The table below represents a list of potentially dilutive securities outstanding as of:

	December 31,
	2014	2013

Series D convertible preferred stock warrants	-	112,927
Series E convertible preferred stock warrants	113,741	113,741
Stock options	865,704	425,029
Warrants issued in connection with secured promissory notes	13,495	13,495
Warrants issued in connection with recapitalization	1,164,530	1,164,530
Other outstanding warrants	274,236	33,661
Potentially dilutive securities oustanding	2,431,706	1,863,383

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Pronouncements

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2016 and the Company will continue to assess the impact on its consolidated financial statements.

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect of the ASU on its financial position, results of operations and cash flows.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt

Notes Payable as of December 31, 2014 and 2013 comprise of the following:

	December 31, 2014

	Notes Payable	Notes Payable Related Party	Total

Unsecured promissory notes	$170,000	$2,065,600	$2,235,600

Secured promissory notes	650,000	750,000	1,400,000
Debt discount	(10,380)	(20,535)	(30,915)
	639,620	729,465	1,369,085

Total	$809,620	$2,795,065	$3,604,685

	December 31, 2013

	Notes Payable	Notes Payable Related Party	Total

Unsecured promissory notes	$120,000	$1,246,600	$1,366,600
Debt discount	-	(7,613)	(7,613)
	120,000	1,238,987	1,358,987

Secured promissory notes	1,120,000	741,028	1,861,028
Debt discount	(13,479)	(39,414)	(52,893)
	1,106,521	701,614	1,808,135

Total	$1,226,521	$1,940,601	$3,167,122

Notes Payable – Unrelated Party

Unsecured Convertible Promissory Notes

On December 12, 2013, a common shareholder loaned $120,000 to the Company in an unsecured convertible promissory note maturing on December 12, 2015. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable – Unrelated Party (continued)

Secured Promissory Notes

On October 30, 2014, a common shareholder loaned $100,000 to the Company in a one year secured promissory note maturing on November 1, 2015. The October 2014 Secured Promissory Note bears interest rate at twelve percent (12%) per annum payable at maturity. Additional consideration in the form of 10,000 warrants to purchase common shares of the Company at $2.50 per share was issued to the lender. The warrants expire on October 30, 2017.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the October 2014 Secured Promissory Note was $12,000 which was recorded as a discount on the debt and applied against the October 2014 Secured Promissory Note.

On April 7, 2011, a common shareholder loaned $500,000 to the Company in a three year secured promissory note maturing on April 7, 2014. The April 7, 2011 Secured Promissory Note bears interest rate at ten percent (10%) per annum payable in arrears on a quarterly basis. Additional consideration in the form of 43,000 warrants to purchase common shares of the Company at $68.595 per share was issued to the lender. The warrants expired on April 7, 2014.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the April 7, 2011 Secured Promissory Note was $77,000 which was recorded as a discount on the debt and applied against the April 7, 2011 Secured Promissory Note. The discount was fully amortized as of April 7, 2014.

On April 7, 2014, the April 7, 2011 Secured Promissory Note was extended to mature on April 7, 2015 at an interest rate of 13.5% per annum, payable in arrears on a quarterly basis. On March 24, 2015, the April 7, 2011 Secured Promissory Note was further extended to mature on April 7, 2016 at the same interest rate and terms.

On April 21, 2011, a common shareholder loaned $50,000 to the Company in a three year secured promissory note maturing on April 21, 2014. The April 21, 2011 Secured Promissory Note bears interest rate at ten percent (10%) per annum payable in arrears on a monthly basis. Additional consideration in the form of 4,300 warrants to purchase common shares of the Company at $68.595 per share was issued to the lender. The warrants expired on April 21, 2014.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the April 21, 2011 Secured Promissory Note was $7,000 which was recorded as a discount on the debt and applied against the April 21, 2011 Secured Promissory Note. The discount was fully amortized as of April 21, 2014.

On April 21, 2014, the April 21, 2011 Secured Promissory Note was extended to mature on August 31, 2015 at the same interest rate and terms.

On December 13, 2012, an unrelated party loaned $300,000 to the Company in a six month secured promissory note at an interest rate of eight percent (8%) per annum payable at maturity. The note was extended a few times. Principal amount and accrued interest were paid in full on April 17, 2014.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable –Related Party

Unsecured Promissory Notes

Of the $2,065,600 Unsecured Promissory Notes, $840,000 was originally loaned from the Co Chairman of the Board of Directors, Ronald L. Chez. On September 29, 2013, the principal, together with $201,600 accrued interest were consolidated into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share. On December 30, 2014, this note was further modified to mature on August 31, 2015 under the same terms.

The Company accounted for this transaction as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the year ended December 31, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the years ended December 31, 2014 and 2013, interest expenses incurred on this Unsecured Promissory Note were $146,000 and $146,000, respectively. Total interests of $73,000 and $21,000 remain outstanding as of December 31, 2014 and 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share. On March 30, 2014, the maturity date was extended to December 31, 2014 under the same terms. On December 30, 2014, the maturity date was extended to August 31, 2015 under the same terms.

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

The notes and their corresponding liabilities are included notes receivable and notes payable to related parties, respectively, in the consolidated statements of financial condition.

For the years ended December 31, 2014 and 2013, interest expenses incurred on these secured demand notes were $19,000 and $0, respectively. Total interests of $9,000 remain outstanding as of December 31, 2014 and are included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Issuance of Debt (continued)

Temporary Subordinated Borrowings

On December 30, 2014, MC borrowed $495,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred through December 31, 2014 were $2,970 and included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on February 3, 2015.

On October 23, 2014, MC borrowed $300,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $7,800 and were included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on November 5, 2014.

Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (the “Equity Lending Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $18.90 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2014.

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

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2014 Secured Promissory Note.

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory note (the “December 2012 Secured Promissory Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. The December 2012 Secured Promissory Note was extended a few times maturing on August 31, 2015. Effective on September 26, 2013, interest rate increased to ten percent (10%) per annum payable at maturity. Additional consideration included 625,000 warrants to purchase the Company common stock at $2.40 per share.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

The Company’s minimum debt payments are $3,086,600 in 2015, $85,000 in 2016 and $464,000 in 2017.

5. Shareholders’ Equity

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Shareholders’ Equity (continued)

Sale of Common Stock (continued)

On November16, 2013 and December 15, 2013, the Company issued an aggregate of 22,222 shares of common stock at $1.80 per share and 5,555 warrants for total proceeds of $40,000. The total proceeds of $40,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $32,000 and $8,000, respectively.

On September 16, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 77,777 common shares at $1.80 per share, resulting in total proceeds to the Company of $140,000. For every 120 common shares purchased, the investors received a warrant to purchase one share of common stock at $2.40 per share, for a term of five years. A total of 19,444 warrants were issued. The total proceeds of $140,000 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $113,000 and $27,000, respectively.

On March 28, 2013 and April 26, 2013, the Company entered into a definitive agreement (the “Stock Purchase Agreement”) for the sale and issuance of 2,024,860 common shares at $0.90 per share, resulting in total proceeds to the Company of $1,822,375. For every 120 common shares purchased, the investors received a warrant to purchase one share of common stock at $1.2 per share, for a term of five years. A total of 506,214 warrants were issued. The total proceeds of $1,822,375 is accounted for as an issuance of common stock with warrants and was allocated to the individual instruments based on the relative fair value of each instrument at the time of issuance. Based on such allocation method, the values allocated to common stock and warrants were $1,466,000 and $356,000, respectively.

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

On March 28, 2013, 17,001,579 shares of Series D Convertible Preferred Stock and 6,303,799 shares of Series E Convertible Preferred Stock were converted into 193,404 and 210,126 shares of common stock, respectively.

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on observed closing stock price at the measurement date. As of December 31, 2014 and 2013, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $210,000 and $1,176,000, respectively.

Certain securities are traded infrequently and therefore do not have observable prices based on actively traded markets. These securities are classified as Level 3 securities, if pricing inputs or adjustments are both significant to the fair value measurement and unobservable. As of December 31, 2014 and 2013, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was $282,000 and $79,000, respectively.

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

As of December 31, 2014 and 2013, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $1,191,000 and $569,000, respectively.

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

As of December 31, 2014 and 2013, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was approximately $0 and $24,000, respectively.

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

As of December 31 2014 and 2013, the fair value of this type of securities included in securities owned in the consolidated statements of financial condition was deemed de-minimis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

Summary

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Corporate equities	Put option discount using Black-Scholes option pricing model	Stock volatility	209%	209%
Stock warrants	Black-Scholes option pricing model	Stock volatility	55 - 368%	161%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$210,267	$-	$282,058	$492,325
Stock warrants	-	-	1,191,401	1,191,401

Total securities owned	$210,267	$-	$1,473,459	$1,683,726

	Assets at Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$1,176,347	$-	$78,756	$1,255,103
Stock warrants	-	-	568,755	568,755
Underwriters' purchase option	-	-	24,056	24,056
Preferred stock	-	-	234	234

Total securities owned	$1,176,347	$-	$671,801	$1,848,148

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fair Value of Assets and Liabilities (continued)

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013.

			Underwriters'
	Corporate	Stock	Purchase	Preferred
	Equities	Warrants	Options	Stock	Total

Balance at January 1, 2013	$241,767	$468,848	$17,634	$63	$728,312

Purchases or receipt (a)	-	400,336	-	-	400,336
Sales or exercises	-	(40,426)	-	-	(40,426)
Transfers into level 3	74,280	-	-	-	74,280
Transfers out of level 3	(188,793)	-	-	-	(188,793)
Gains (losses):
Realized	-	-	-	-	-
Unrealized	(48,498)	(260,003)	6,422	171	(301,908)
Balance at December 31, 2013	78,756	568,755	24,056	234	671,801

Purchases or receipt (a)	283,715	1,132,526	-	-	1,416,241
Sales or exercises	(25,328)	(77)	-	-	(25,405)
Transfers out of level 3	(91,758)	-	-	-	(91,758)
Gains (losses):
Realized	(60,205)	-	-	-	(60,205)
Unrealized	96,878	(509,803)	(24,056)	(234)	(437,215)
Balance at December 31, 2014	$282,058	$1,191,401	$-	$-	$1,473,459

Change in unrealized gains
(losses) relating to instruments still held
at December 31, 2014	$60,651	$(509,803)	$(24,056)	$(234)	$(473,442)

Change in unrealized gains
(losses) relating to instruments still held
at December 31, 2013	$(48,498)	$(260,002)	$6,422	$171	$(301,907)

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

The following is an analysis of the leased assets included in equipment and fixtures at December 31, 2014 and 2013.

	December 31,
	2014	2013

Property and equipment	$399,675	$399,675
Less: accumulated depreciation	(204,270)	(71,045)
Capital lease assets, net	$195,405	$328,630

Capital lease liabilities to financial institutions and equipment providers are due in monthly installments totaling $10,000, including fixed interest rates varying from 8.00% to 9.00%. Maturity of the capital leases vary from May 2016 to May 2017. As of December 31, 2014 and 2013, the outstanding capital lease liabilities were and $270,000 and $361,000, respectively.

Interests related to these capital leases charged to interest expenses totaled $26,000 and $17,000, for the years ended December 31, 2014 and 2013, respectively.

The following is a schedule by years of future minimum payments required under the capital leases together with their present value as of December 31, 2014:

Amount

2015	$129,885
2016	100,499
2017	47,902
Total minimum lease payments	278,286
Less: amount representing interest	(8,567)
Net commitments	$269,719

8. Equipment and Fixtures

Equipment and fixtures consisted of the following:

	December 31,
	2014	2013

Computer equipment	$435,442	$549,655
Furniture and equipment	546,153	533,026
Leasehold improvements	774,833	761,763

	1,756,428	1,844,444
Less accumulated depreciation	(1,469,617)	(1,503,186)

	$286,811	$341,258

Depreciation and amortization expenses for the year ending December 31, 2014 were approximately $217,000 consisting of $84,000 of depreciation and amortization of equipment and fixtures and $133,000 of amortization of capital leases. Depreciation and amortization expenses for the year ending December 31, 2013 were approximately $83,000 consisting of $12,000 of depreciation and amortization of equipment and fixtures and $71,000 of amortization of capital leases.

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

As of December 31, 2014 and 2013, there were 778,189 and 225,852 shares authorized for issuance under the Option Plans, and 2,918 shares authorized for issuance outside of the Option Plans. There were no shares available for future option grants outside of the Option Plans.

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the 2012 Plan). Originally, 152,988 shares of the Company’s common stock were reserved for issuance under the 2012 Plan. On June 3, 2013 shares reserved for issuance under the 2012 Plan were increased to 706,325.

Option grants were made during the years ended December 31, 2014 and 2013 under the 2012 Plan.

The following table is a summary of the Company’s stock option activity for the years ended December 31, 2014 and 2013:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	426,549	$7.74	100,184	$22.80
Granted	472,927	$1.80	332,833	$3.60
Exercised	-	$-	-	$-
Cancelled	(33,772)	$(2.80)	(6,468)	$(19.20)

Outstanding at end of year	865,704	$4.68	426,549	$7.74

Exercisable at end of year	383,241	$6.43	130,427	$13.20

Vested and expected to vest as of December 31, 2014	680,121

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

The following table summarizes information with respect to stock options outstanding at December 31, 2014, based on the Company’s stock price on December 31, 2014 of $1.47 per share:

	Options Outstanding at December 31, 2014				Vested Options at December 31, 2014
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.00 - $104.997	401,266	9.67	$1.54	$283,951	160,000	$1.50	$120,000
$105.00 - $209.997	372,823	8.52	3.67	-	155,535	3.61	-
$210.00 - $314.997	-	-	-	-	-	-	-
$315.00 - $419.997	20,000	7.60	12.30	-	14,996	12.30	-
$420.00 - $839.997	66,495	7.26	17.72	-	47,601	17.72	-
$840.00 - $1,469.997	-	-	-	-	-	-	-
$1,470.00 - $2,534.997	5,120	4.92	124.51	-	5,109	124.57	-

	865,704	8.91	$4.68	$283,951	383,241	$6.43	$120,000

	Options Outstanding at December 31, 2013				Vested Options at December 31, 2013
		Weighted-
		Average	Weighted-			Weighted-
		Remaining	Average	Aggregate		Average	Aggregate
Range of		Contractual	Exercise	Intrinsic		Exercise	Intrinsic
Exercise Price	Number	Life (Years)	Price	Value	Number	Price	Value

$0.00 - $104.997	425,456	9.14	$7.20	$-	129,340	$10.80	$-
$105.00 - $209.997	288	5.80	$136.80	-	282	$135.60	-
$210.00 - $314.997	167	4.94	$299.10	-	167	$299.10	-
$315.00 - $419.997	619	5.72	$329.70	-	619	$329.70	-
$420.00 - $839.997	-	-	$-	-	-	$-	-
$840.00 - $1,469.997	17	2.63	$1,029.00	-	17	$1,029.00	-
$1,470.00 - $2,534.997	2	1.17	$2,234.40	-	2	$2,234.40	-

	426,549	9.14	$7.80	$-	130,427	$13.20	$-

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2014 and 2013:

	2014	2013

Expected Volatility	211.26%	179.10%
Average expected term (years)	3.74	4.07
Risk-free interest rate	1.25%	0.61%
Dividend yield	-	-

Consistent with ASC 718, Stock Compensation, the expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and an average of those volatilities. The Company found this metric to be reliable and determined that it reflects the best estimate of expected volatility. Since the Company does not have any traded options or other traded financial instruments such as convertible debt, implied volatilities are not available.

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

The weighted-average grant date fair value of stock options granted during 2014 and 2013 was $1.47 and $0.90, respectively. Compensation expense for stock options during the years ended December 31, 2014 and 2013 was $666,000 and $628,000, respectively. As of December 31, 2014, total unrecognized compensation expenses related to unvested stock options were $294,000. This amount is expected to be recognized as expense over a weighted-average period of 2.92 years.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation Expense (continued)

Restricted Stock

At the date of grant, the recipients of restricted stock have most of the rights of a stockholder other than voting rights, subject to certain restrictions on transferability and a risk of forfeiture. Restricted shares typically vest over a two to four year period beginning on the date of grant. The fair value of each restricted stock award is based on the market value of the Company’s stock on the date of grant. The Company recognizes the compensation expense for restricted stock on a straight-line basis over the requisite service period. Compensation expense for restricted stock during the years ended December 31, 2014 and 2013 was $0 and $19,000, respectively.

The following table is a summary of the Company’s restricted stock activity, based on the Company’s stock price on December 31, 2014 of $1.47 per share:

		Weighted-
	Restricted	Average	Aggregate
	Stock	Grant Date	Intrinsic
	Outstanding	Fair Value	Value

Balance as of January 1, 2013	8,588	$17.40	$15,460
Granted	-	$-
Vested	(153)	$(81.60)
Canceled	(8,333)	$(15.30)

Balance as of December 31, 2013	102	$81.60	$368
Granted	-	$-
Vested	(102)	$(81.60)
Canceled	-	$-

Balance as of December 31, 2014	-	$-	$-

Vested and expected to vest as of December 31, 2014	-

The total fair value of restricted stock that vested during the years ended December 31, 2014 and 2013 was de minimis. Cancelled shares were from one recipient who voluntarily cancelled the grants prior to vesting.

10. Employee Benefit Plans

The Company has a 401(k) defined contribution plan. The 401(k) plan allows eligible employees to contribute up to 15% of their compensation, subject to a statutory prescribed annual limit. Employee contributions and earnings thereon vest immediately. Although the Company may make discretionary contributions to the 401(k) plan, none were made during the years ended December 31, 2014 and 2013.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes

The income tax provision consists of the following:

	For the Year Ended December 31,
	2014	2013

Current
Federal	$-	$-
State	-	-
Deferred
Federal	(442,000)	(1,021,000)
State	(76,000)	(249,000)
Total	(518,000)	(1,270,000)
Change in valuation allowance	518,000	1,270,000

Income tax provision	$-	$-

The provision for income taxes using the statutory federal tax rate as compared to the Company’s effective tax rate is summarized as follows:

	For the Year Ended December 31,
	2014	2013

Federal statutory income tax rate (benefit)	-34.0%	-34.0%
State income taxes, net of federal benefit	-4.7%	-6.2%
Stock-based compensation	0.0%	5.5%
Loss on early extinguishment of debt	5.7%	2.5%
Other permanent differences	1.2%	0.4%
Change in valuation allowance	31.8%	31.8%

Effective tax rate	0.0%	0.0%

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes (continued)

The Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following:

	December 31,
	2014	2013

Current
Accruals	$91,000	$-
Allowance for doubtful accounts	56,000	-
Total current deferred tax assets	147,000	-

Non-current
Net operating loss carry-forwards	33,389,000	33,673,000
Unrealized loss	4,911,000	4,677,000
Stock-based compensation	1,110,000	829,000
Other	698,000	558,000
Total non-current deferred tax assets	40,108,000	39,737,000

Total deferred tax assets	40,255,000	39,737,000
Valuation allowance	(40,255,000)	(39,737,000)

Net deferred tax assets	$-	$-

As of December 31, 2014 and 2013, the Company had approximately $86.1 and $86.7 million of U.S. federal net operating loss carryovers available to offset future taxable income, respectively. As of December 31, 2014 and 2013, the Company had approximately $64.6 and $65.8 million of state net operating loss carryovers available to offset future taxable income, respectively. These net operating losses which, if not utilized, begin expiring in the year 2028.  In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s net operating loss carry over may be subject to an annual limitation in the event of a change of control.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2014 and 2013, the change in the valuation allowance was approximately $518,000 and $1,270,000, respectively.

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

No interest or penalties were recorded during the years ended December 31, 2014 and 2013. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be reported. The Company does not expect any significant changes in its unrecognized tax benefits in the next year.

The Company files U.S. federal and state income tax returns. These tax returns are subject to examination by tax authorities for years beginning in December 31, 2011.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Segment Reporting

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Year Ended December 31,
	2014	2013

Revenues
MC	$9,295,546	$5,947,245
FEP	4,754,473	2,017,708
CMAG	1,878,177	1,996,119
Total segment revenues	15,928,196	9,961,072
Consolidation items and elimination	-	(1,165)
Consolidated revenues	$15,928,196	$9,959,907

Segment profit (loss)
MC	$(3,202,988)	$(4,738,706)
FEP	811,371	440,750
CMAG	1,206,238	1,363,571
Total segment loss	(1,185,379)	(2,934,385)
Consolidation items and elimination	(442,547)	(1,057,684)
Consolidated net loss before income taxes	$(1,627,926)	$(3,992,069)

Substantially all of our revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

The following is a table summarizing our significant contractual obligations as of December 31, 2014, consisting of non-cancellable payments under office and operating leases with initial or remaining terms in excess of one year.

	Office Leases	Operating Leases	Total

2015	$1,343,760	$635,700	$1,979,460
2016	1,353,354	37,200	1,390,554
2017	1,421,854	37,200	1,459,054
2018	1,437,268	-	1,437,268
2019	1,447,599	-	1,447,599
Thereafter	742,063	-	742,063
Total Contractual Obligations	$7,745,898	$710,100	$8,455,998

The Company’s San Francisco corporate office lease expired on December 31, 2013. On August 22, 2013, the Company entered into an office lease for its San Francisco corporate office commencing in January 2014 and expiring in April 2020. The Company leases its New York office under a non-cancelable operating lease that expires in and July 2020.

For the years ended December 31, 2014 and 2013, rent expenses were approximately $770,000 and $1,035,000, net of $524,000 and $511,000 sublease rent received, respectively. The operating leases in the table above include non-cancelable contracts for operating services, such as market data services.

In connection with its underwriting activities, the Company enters into firm commitments for the purchase of securities in return for a fee. These commitments require it to purchase securities at a specified price. Securities underwriting exposes the Company to market and credit risk, primarily in the event that, for any reason, securities purchased by the Company cannot be distributed at anticipated price levels. As December 31, 2014 and 2013, the Company had no open underwriting commitments.

Marketable securities, restricted cash, and cash held by the clearing broker may be used to maintain margin requirements. At December 31, 2014 and 2013, the Company had $250,000 of cash on deposit with its clearing broker. Furthermore, the marketable securities owned may be hypothecated or borrowed by the clearing broker.

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

As of December 31, 2014 and 2013, the Company held concentrated positions in one and three securities with total fair value of $206,000 and $1,092,000, respectively. The prices of these securities are highly volatile.

As of December 31, 2014 and 2013, the Company did not hold concentrated positions in accounts receivable with any one client which exceeded 10% of total accounts receivable.

For the year ended December 31, 2014, one sales professional accounted for more than 10% of total revenue (approximately $3,230,000) and no customer accounted for more than 10% of total revenue. For the year ended December 31, 2013, one sales professional accounted for more than 10% of total revenue (approximately $2,490,000) and no customer accounted for more than 10% of total revenue.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

Legal Proceedings

From time to time, the Company is involved in ordinary routine litigation incidental to our business. Currently, there are no litigations against the Company.

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

For the years ended December 31, 2014 and 2013, the Company incurred legal services and litigation settlement of $51,000 and $520,000, respectively. Of the $520,000 amount incurred in 2013, $390,000 was for settlement of certain litigations. There was no litigation settlement in 2014.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Financial Instruments, Off-Balance Sheet Arrangements and Indemnification

Financial Instruments

The Company’s broker-dealer entity trades securities that are primarily traded in United States markets. As of December 31, 2014 and 2013, the Company had not entered into any transactions involving financial instruments, such as financial futures, forward contracts, options, swaps or derivatives that would expose the Company to significant related off-balance-sheet risk.

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements during the two years ended December 31, 2014. In particular, the Company does not have any interest in so-called limited purpose entities, which include special purpose entities and structured finance entities.

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

15. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC, which specifies uniform minimum net capital requirements, as defined, for its registrants. As of December 31, 2014, MC had regulatory net capital, as defined, of $901,000, which exceeded the amount required by $651,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts, nor does it hold customer securities or cash.

As of February 28, 2015, MC was in net capital deficiency of approximately $40,000. MC filed the deficiency notification under SEA Rule 17a-11(c)(2) with the SEC and FINRA on March 24, 2015. The net capital deficiency was cured on the same day. MC is in the process of obtaining additional funding in order to ensure continuous net capital compliance.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions

Notes Payable –Related Party

Unsecured Promissory Notes

Of the $2,065,600 Unsecured Promissory Notes, $840,000 was originally loaned from the Co Chairman of the Board of Directors, Ronald L. Chez. On September 29, 2013, the principal, together with $201,600 accrued interest were consolidated into an Unsecured Promissory Note maturing on March 29, 2014. The new note bears interest at nine percent (9%) per annum payable monthly and five percent (5%) per annum payable at maturity. On March 27, 2014, the terms of the $1,041,600 Unsecured Promissory Note were modified for the note to mature on December 31, 2014 at the same interest rates plus warrants to purchase 111,190 shares of the Company’s common stock at $2.40 per share. On December 30, 2014, this note was further modified to mature on August 31, 2015 under the same terms.

The Company accounted for this transaction as a modification of debt, whereby a gain or loss was calculated as the difference between the fair value of the modified debt and net carrying value of the old debt. The fair value of the modified debt was determined as the sum of the face value of the debt and fair value of the warrants using the Black-Scholes fair value model. For the year ended December 31, 2014, a loss of approximately $262,000 was recorded on the transaction, representing the fair value of the warrants.

For the years ended December 31, 2014 and 2013, interest expenses incurred on this Unsecured Promissory Note were $146,000 and $146,000, respectively. Total interests of $73,000 and $21,000 remain outstanding as of December 31, 2014 and 2013, respectively, and are included in accrued expenses and other in the condensed consolidated statements of financial condition.

Unsecured Convertible Promissory Notes

On November 1, 2013, the Company’s Chief Executive Officer loaned $30,000 to the Company in an unsecured convertible promissory note maturing on April 1, 2014. The note bears interest rate at five percent (5%) per annum payable at maturity. At any time following the date of issue and prior to repayment, the outstanding principal and accrued interest are convertible to common shares of the Company at $1.80 per share. On March 30, 2014, the maturity date was extended to December 31, 2014 under the same terms. On December 30, 2014, the maturity date was extended to August 31, 2015 under the same terms.

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

The notes and their corresponding liabilities are included notes receivable and notes payable to related parties, respectively, in the consolidated statements of financial condition.

For the years ended December 31, 2014 and 2013, interest expenses incurred on these secured demand notes were $19,000 and $0, respectively. Total interests of $9,000 remain outstanding as of December 31, 2014 and are included in accrued expenses and other in the consolidated statements of financial condition.

MERRIMAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Related Party Transactions (continued)

Notes Payable –Related Party (continued)

Temporary Subordinated Borrowings

On December 30, 2014, MC borrowed $495,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred through December 31, 2014 were $2,970 and included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on February 3, 2015.

On October 23, 2014, MC borrowed $300,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred were $7,800 and were included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on November 5, 2014.

Equity Lending Note

On August 31, 2012, the Company’s Chief Executive Officer loaned $175,000 to the Company in a three year secured equity lending note (the “Equity Lending Note”) at an interest rate of eight percent (8%) per annum payable quarterly in arrears. This note is secured by a security interest in and right of setoff against all of the Company’s right, title and interest in and to all of the capital stock of Merriman Capital Inc., together with all proceeds, rents, profits and returns of and from any of the foregoing. Additional consideration in the form of 69,444 warrants to purchase common shares of the Company at $18.90 per share was issued to the lender. The warrants expire on August 31, 2015.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the Equity Lending Note was $13,000 which was recorded as a discount on the debt and applied against the Equity Lending Note. The note collateral has a carrying value of $175,000 and is included in other assets in the consolidated statement of financial condition as of December 31, 2014.

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

Notes Payable –Related Party (continued)

Secured Promissory Notes (continued)

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

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the September 2012 Secured Promissory Note was $45,000 which was recorded as a discount on the debt and applied against the September 2014 Secured Promissory Note.

On December 13, 2012, the Co-Chairman of the Board of Directors loaned $200,000 to the Company in a secured promissory note (the “December 2012 Secured Promissory Note”) maturing on September 13, 2013 and bearing interest rates at eight percent (8%) per annum payable at maturity. The December 2012 Secured Promissory Note was extended a few times maturing on August 31, 2015. Effective on September 26, 2013, interest rate increased to ten percent (10%) per annum payable at maturity. Additional consideration included 625,000 warrants to purchase the Company common stock at $2.40 per share.

On September 12, 2013 the Co-Chairman of the Board of Directors loaned $166,028 to the Company in a secured promissory note maturing on February 7, 2014, bearing interest rates at ten percent (10%) per annum payable at maturity. Principal amount and accrued interest were paid in full on January 23, 2014.

Software Platform Purchase

In December 2013, the Company purchased a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a member of the Board of Directors, Robert K. Ward. The purchase price consisted of $160,000 cash and 88,164 shares of the Company’s common stock valued at $1.80 per share at the time of issuance.

The Company also entered into a licensing agreement to pay the entity owned by Robert K. Ward $18,000 a month.

For the years ended December 31, 2014 and 2013, cash payments made to the entity owned by Robert K. Ward were $218,000 and $184,000, respectively.

Other Related Party Transactions

On June 17, 2014, MC sold 1 share of common stock each to the Company’s Chief Executive Officer and Chairman of the Audit Committee for $96 per share.

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

As of February 28, 2015, MC was in net capital deficiency of approximately $40,000. MC filed the deficiency notification under SEA Rule 17a-11(c)(2) with the SEC and FINRA on March 24, 2015. The net capital deficiency was cured on the same day. MC is in the process of obtaining additional funding in order to ensure continuous net capital compliance.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this report have been audited by Marcum LLP (“Marcum”), independent registered public accounting firms, as stated in their audit reports appearing herein.

During the year ended December 31, 2014 and through the date of this Annual Report on Form 10-K, there were no disagreements with Marcum on any matter of accounting principles or practice, financial statement disclosures, or auditing scope or procedures which, if not resolved to Marcum’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements; and there were no reportable events as set forth in applicable SEC regulations.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 1992. Based on our assessment, our management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information is incorporated by reference to the Company’s definitive 2014 Proxy Statement.

Item 11. Executive Compensation

The information is incorporated by reference to the Company’s definitive 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information is incorporated by reference to the Company’s definitive 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information is incorporated by reference to the Company’s definitive 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information is incorporated by reference to the Company’s definitive 2014 Proxy Statement.

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

Merriman Holdings, Inc.

March 31, 2015	By:	/s/ D. Jonathan Merriman

D. Jonathan Merriman,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jonathan Merriman	Chief Executive Officer, and	March 31, 2015
D. Jonathan Merriman	Co-Chairman of the Board of Directors

/s/ Ronald L. Chez	Co-Chairman of the Board of Directors	March 31, 2015
Ronald L. Chez

/s/ Patrick O’Brien	Director	March 31, 2015
Patrick O’Brien

/s/ William J. Febbo	Director	March 31, 2015
William J. Febbo

/s/ Dennis G. Schmal	Director	March 31, 2015
Dennis G. Schmal

/s/ Jeffrey M. Soinski	Director	March 31, 2015
Jeffrey M. Soinski

/s/ Robert K. Ward	Director	March 31, 2015
Robert K. Ward

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 333-37004)).

3.13

Certificate of Amendment to the Certificate of Incorporation implementing one-for-thirty reverse stock split effective July 14, 2014 (incorporated herein by reference to the Company’s Schedule 14A filed on April 30, 2014.

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

3.9

Amendment to Certificate of Designation further amending provisions for Series D Preferred Stock (incorporated by Reference to Exhibit 3.9 of the Company’s Current Report on Form 8-K filed on January 5, 2014).

3.10	Certificate of Designation providing for Series E Preferred Stock (incorporated by Reference to Exhibit 3.10 of the Company’s Current Report on Form 8-K filed on January 5, 2014).

3.11	Amendment to Certificate of Designation amending provisions for Series D and Series E Preferred Stock (incorporated by Reference to Exhibit 3.11 of the Company’s Current Report on Form 8-K filed on May 18, 2014).

3.12

Amendment to Certificate of Designation further amending provisions for Series D and Series E Preferred Stock (incorporated by Reference to Exhibit 3.12 of the Company’s Current Report on Form 8-K filed on August 3, 2014).

10.49

Change of Control Agreements for D. Jonathan Merriman, William J. Febbo and Michael C. Doran dated November 17, 2014 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 21, 2014).

Exhibit No.	Description

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

XBRL (eXtensible Business Reporting Language). The following financial information from Merriman Holdings, Inc. on Form 10-K for the years ended December 31, 2014 and 2013, filed with the SEC on March 31, 2015, formatted in XBRL includes: (1) Consolidated Statements of Operations, (2) Consolidated Statements of Financial Condition,

(3) Consolidated Statements of Shareholders’ Deficit, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

+	Represents management contract or compensatory plan or arrangement.

