Form 10-Q
period 2015-03-31
Merriman Holdings, Inc
filed 2015-06-22
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares of Registrant’s common stock outstanding as of June 12, 2015 was 4,518,633.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31
	2015	2014

Revenues
Commissions	$1,185,546	$1,381,817
Principal transactions	(618,169)	248,612
Investment banking	1,059,976	2,419,233
Advisory and other	363,463	514,818

Total revenues	$1,990,816	$4,564,480

Operating expenses
Compensation and benefits	$2,365,851	$2,508,751
Brokerage and clearing fees	116,277	124,709
Professional services	124,155	153,297
Occupancy and equipment	251,667	301,259
Communications and technology	210,507	186,838
Depreciation and amortization	67,882	39,412
Travel and entertainment	43,798	42,451
Cost of underwriting capital	23,958	-
Other	311,517	180,502

Total operating expenses	3,515,612	3,537,219

Operating income (loss)	(1,524,796)	1,027,261

Interest expense	(94,037)	(93,748)
Amortization of debt discount	(13,221)	(18,676)
Loss on debt modification	-	(262,299)

Net income (loss) before income tax	(1,632,054)	652,538
Income tax expense	(2,600)	-

Net income (loss)	$(1,634,654)	$652,538

Basic net income (loss) per share	$(0.3618)	$0.1574

Diluted net income (loss) per share	$(0.3618)	$0.1298

Weighted average common shares outstanding:
Basic	4,518,633	4,146,967
Diluted	4,518,633	5,027,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS

Cash and cash equivalents	$967,827	$1,668,019
Securities owned
Marketable, at fair value	438,693	210,267
Not readily marketable, at estimated fair value	524,621	1,473,459
Restricted cash	300,000	250,000
Due from clearing broker	165,134	36,407
Accounts receivable, net	306,239	469,991
Prepaid expenses and other assets	281,361	265,057
Secured demand notes	639,000	639,000
Capitalized software, net	395,149	418,333
Equipment and fixtures, net	242,113	286,811

Total assets	$4,260,137	$5,717,344

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Accounts payable	$323,229	$251,629
Commissions payable	557,129	298,547
Accrued expenses and other	669,861	768,051
Deferred rent	533,899	542,275
Deferred revenue	71,130	84,088
Capital lease obligations	239,925	269,719
Notes payable, net of debt discount	856,326	809,620
Notes payable to related parties, net of debt discount	2,578,415	2,795,065

Total liabilities	5,829,914	5,818,994

Shareholders’ equity (deficit)
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of March 31, 2015 and December 31, 2014; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of March 31, 2015 and December 31, 2014; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of March 31, 2015 and December 31, 2014; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 0 shares outstanding as of March 31, 2015 and December 31, 2014; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and 0 shares outstanding as of March 31, 2015 and December 31, 2014; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 4,519,614 shares issued and 4,518,633 shares outstanding as of March 31, 2015 and December 31, 2014	452	452

Additional paid-in capital	150,826,816	150,660,289
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(152,171,432)	(150,536,778)

Total shareholders’ equity (deficit)	(1,569,777)	(101,650)

Total liabilities and shareholders’ equity (deficit)	$4,260,137	$5,717,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2015	4,519,614	$452	(981)	$(225,613)	$150,660,289	$(150,536,778)	$(101,650)

Net loss						(1,634,654)	(1,634,654)
Issuance of warrants in connection with debt					75,165	-	75,165
Stock-based compensation					91,362	-	91,362

Balance at March 31, 2015	4,519,614	$452	(981)	$(225,613)	$150,826,816	$(152,171,432)	$(1,569,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(1,634,654)	$652,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	34,576	6,106
Stock-based compensation	91,362	86,535
Amortization of capital leases	33,306	33,306
Amortization of debt issuance costs	13,221	18,676
Loss on modification of debt	-	262,299
Provision for uncollectible accounts receivable	105,600	-
Securities received for services	(124,000)	(1,013,133)
Unrealized gain on securities owned	(323,635)	(204,757)
Changes in operating assets and liabilities:
Securities owned	1,168,047	378,731
Restricted cash	(50,000)	166,029
Due from clearing broker	(128,727)	6,000
Accounts receivable	58,152	(89,026)
Prepaid expenses and other assets	(16,304)	(74,442)
Accounts payable	71,600	(103,690)
Commissions payable	258,582	7,324
Accrued expenses and other	(119,524)	242,896

Net cash provided by (used in) operating activities	(562,398)	375,392

Cash flows from investing activities:
Purchase of software platform	-	(58,980)
Purchase of equipment and fixtures	-	(68,891)

Net cash used in investing activities	-	(127,871)

Cash flows from financing activities:
Proceeds form issuance of restricted common stock	-	50,000
Proceeds from issuance of secured promissory notes	387,000	-
Proceeds from issuance of unsecured convertible promissory note	-	85,000
Payments of notes payable	(495,000)	(216,028)
Principal payments of capital leases	(29,794)	(23,826)

Net cash used in financing activities	(137,794)	(104,854)

Increase (decrease) in cash and cash equivalents	(700,192)	142,667

Cash and cash equivalents at beginning of the period	1,668,019	1,044,110

Cash and cash equivalents at end of the period	$967,827	$1,186,777

Supplementary disclosure of cash flow information:
Cash paid during the period:
Cost of underwriting capital	$23,958	$-
Interest expense	$55,710	$74,420

Non-cash financing activities:
Warrants issued in connection with issuance of debt	$75,165	$-

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

The Company is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock is listed on the OTCQB where it currently trades under the symbol “MERR.” On February 3, 2015, the Company moved its listing from the OTCQX to the OTCQB. The Company’s ticker symbol, “MERR”, was not changed. Its corporate office is located in San Francisco, CA.

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the condensed consolidated results of operations for the interim periods covered and the condensed consolidated financial condition of the Company as of March 31, 2015. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on March 31, 2015, and April 30, 2015, respectively.

2. Liquidity/Going Concern

The Company incurred a net loss of $1,635,000 and had negative operating cash flows of $562,000 during the three months ended March 31, 2015. It also incurred substantial losses in 2014, having reported net losses of $1,628,000 for the year ended December 31, 2014. As of March 31, 2015, the Company had an accumulated deficit of $152,171,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On April 28, 2015 the Company borrowed $1,000,000 from EGS, LLC, a Delaware limited liability company comprised of three investment professionals, pursuant to a Note Purchase Agreement, Secured Promissory Note, Stock Pledge Agreement, and an Intercreditor Agreement whereby other creditors of the Company subordinated their interests to EGS, LLC. The Secured Promissory Note matures on April 20, 2016 and carries an interest rate of 12.0% per annum. The note also includes warrants to purchase 500,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 20, 2020.

In April 2015, the Company made capital contributions of $500,000 to MC.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Summary of Significant Accounting Policies – continued

Earnings (Loss) Per Share – continued

The following table sets forth the components used in the computation of basic and dilutive earnings (loss) per common share:

	Three months ended March 31,
	2015	2014

Numerator:
Numerator for basic earnings (loss) per share
Net income (loss) as reported	$(1,634,654)	$652,538

Effect of dilutive securities
Interest on convertible notes	-	3,316

Numerator for basic earnings (loss) per share - net income (loss) as adjusted	$(1,634,654)	$655,854

Denominator:
Denominator for basic earnings per share weighted average shares	4,518,633	4,146,967

Effect of dilutive securities
Assumed conversion of convertible notes	-	130,556
Common share equivalents of outstanding restricted stocks	-	62
Common share equivalents of outstanding warrants	-	750,095
Dilutive potential common shares	-	880,713

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	4,518,633	5,027,680

Net income (loss) available to common shareholders
Basic	$(0.3618)	$0.1574
Diluted	$(0.3618)	$0.1304

For the three months ended March 31, 2015, 42,660,990 common share equivalents for the potential warrant exercises were excluded from the calculation of dilutive loss per share since its inclusion would have been anti-dilutive. For the three months ended March 31, 2014, 6,527,576 common share equivalents for the potential warrant exercises were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive

 Adoption of New Accounting Pronouncements

There are several new accounting pronouncements issued by FASB, which are not yet effective. Each of these pronouncements has been or will be adopted, as applicable, by the Company. None of these pronouncements are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

As of March 31, 2015 and December 31, 2014, the Company held concentrated positions in two securities and one security, with total fair value of $311,000 and $206,000, respectively. The prices of these securities are highly volatile.

As of March 31, 2015 and December 31, 2014, the Company did not hold concentrated positions in accounts receivable with any one client which exceeded 10% of total accounts receivable.

During the three months ended March 31, 2015, one sales professional accounted for more than 10% of total revenue (approximately $667,000) and no customer accounted for more than 10% of total revenue. During the three months ended March 31, 2014, one sales professional accounted for more than 10% of total revenue (approximately $903,000) and no customer accounted for more than 10% of total revenue.

During the three months ended March 31, 2015 and 2014, one investment banking client accounted for more than 10% of our total revenues.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

Subsequent Events

The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued (See Note 12).

Reclassifications

Certain reclassifications have been made to the prior period’s condensed consolidated financial statements to conform to the presentation of the current period’s condensed consolidated financial statements. There were no changes to reported net income (loss).

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of March 31, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statements of financial condition is approximately $439,000.

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

As of March 31, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $193,000.

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

As of March 31, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $332,000.

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

As of March 31, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

As of March 31, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	54 - 368%	203%

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities – continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$438,693	$-	$192,585	$631,278
Stock warrants	-	-	332,036	332,036

Total securities owned	$438,693	$-	$524,621	$963,314

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three months ended March 31, 2015:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Total
Balance at December 31, 2014	$282,058	$1,191,401	$-	$1,473,459
Purchases or receipt (a)	44,167	-	-	44,167
Sales or exercises	-	(22,121)	(207,555)	(229,676)
Transfers into	-	-	-	-
Transfers out of level 3	(121,458)	-	-	(121,458)
Gains (losses):
Realized	-	-	-	-
Unrealized	(12,182)	(837,244)	207,555	(641,871)
Balance at March 31, 2015	$192,585	$332,036	$-	$524,621

Change in unrealized gains (losses) relating to instruments still held at March 31, 2015	$(12,182)	$(859,365)	$207,555	$(663,992)

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

5. Issuance of Debt

Temporary Subordinated Borrowings

On December 30, 2014, MC borrowed $495,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred in the first quarter of 2015 were $23,958 and included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on February 3, 2015.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt – continued

Secured Promissory Notes

On January 15, 2015, a director of the Company loaned $10,000 to the Company in a secured promissory note (the “January 15, 2015 Secured Promissory Note”) maturing on January 15, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 1,250 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 15, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 15, 2015 Secured Promissory Note was $2,000 which was recorded as a discount on the debt and applied against the January 15, 2015 Secured Promissory Note.

On January 20, 2015, a director of the Company loaned $10,000 to the Company in a secured promissory note (the “January 20, 2015 Secured Promissory Note”) maturing on January 20, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 2,500 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 20, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 20, 2015 Secured Promissory Note was $3,000 which was recorded as a discount on the debt and applied against the January 20, 2015 Secured Promissory Note.

On January 30, 2015, the Co-Chairman of the Company’s Board of Directors loaned $200,000 to the Company in a secured promissory note (the “January 30, 2015 Secured Promissory Note”) maturing on January 30, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 50,000 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 30, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 30, 2015 Secured Promissory Note was $34,000 which was recorded as a discount on the debt and applied against the January 30, 2015 Secured Promissory Note.

On March 23, 2015, the Co-Chairman of the Company’s Board of Directors loaned $105,000 to the Company in a secured promissory note (the “March 23, 2015 Secured Promissory Note”) maturing on March 23, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 26,250 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on March 23, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the March 23, 2015 Secured Promissory Note was $15,000 which was recorded as a discount on the debt and applied against the March 23, 2015 Secured Promissory Note.

On January 26, 2015, an unrelated party loaned $50,000 and $12,000 to the Company in two secured promissory notes (the “January 26, 2015 Secured Promissory Notes”) maturing on January 26, 2016, each at an interest rate of twelve percent (12%) per annum payable quarterly. The notes also include warrants to purchase a total of 12,500 and 3,000 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 26, 2018.

These transactions were accounted for as issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 26, 2015 Secured Promissory Notes was $17,000 and $4,000, which was recorded as a discount on the debt and applied against the January 26, 2015 Secured Promissory Notes.

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

7. Stock-based Compensation Expense

During the three months ended March 31, 2015, the Company granted 58,000 options to purchase common shares at exercise prices of $2.00, and 143,999 options to purchase common shares at exercise prices of $1.50, with immediate vesting. The options have a fair value of $60,000 and $152,000, respectively.

The fair value of employee grants is estimated on the date of grant using the Black-Scholes option pricing model. Key weighted average assumptions used to apply this pricing model were as follows:

Expected Volatility	209.20%
Average expected term (years)	3.70
Risk-free interest rate	1.28%
Dividend yield	-

Compensation expense for stock options during the three months ended March 31, 2015 and 2014 was approximately $91,000 and $87,000, respectively. As of March 31, 2015, total unrecognized compensation expense related to unvested stock options was approximately $697,000. This amount is expected to be recognized as expense over a weighted-average period of 2.88 years.

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of March 31, 2015, MC had regulatory net capital, as defined, of approximately $337,000 which exceeded the amount required by approximately $87,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

As of February 28, 2015, MC was in net capital deficiency of approximately $40,000. MC filed the deficiency notification under SEA Rule 17a-11(c)(2) with the SEC and FINRA on March 24, 2015. The net capital deficiency was cured on the same day.

In April 2015, the Company made capital contributions of $500,000 to MC.

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

10. Related Party Transactions

Temporary Subordinated Borrowings

On December 30, 2014, MC borrowed $495,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred in the first quarter of 2015 were $23,958 and included in cost of underwriting capital in the consolidated statements of operations. The loan and related fees were paid in full on February 3, 2015.

Secured Promissory Notes

On January 15, 2015, a director of the Company loaned $10,000 to the Company in a secured promissory note (the “January 15, 2015 Secured Promissory Note”) maturing on January 15, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 1,250 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 15, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 15, 2015 Secured Promissory Note was $2,000 which was recorded as a discount on the debt and applied against the January 15, 2015 Secured Promissory Note.

On January 20, 2015, a director of the Company loaned $10,000 to the Company in a secured promissory note (the “January 20, 2015 Secured Promissory Note”) maturing on January 20, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 2,500 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 20, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 20, 2015 Secured Promissory Note was $3,000 which was recorded as a discount on the debt and applied against the January 20, 2015 Secured Promissory Note.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

10. Related Party Transactions — continued

Secured Promissory Notes – continued

On January 30, 2015, the Co-Chairman of the Company’s Board of Directors loaned $200,000 to the Company in a secured promissory note (the “January 30, 2015 Secured Promissory Note”) maturing on January 30, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 50,000 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on January 30, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the January 30, 2015 Secured Promissory Note was $34,000 which was recorded as a discount on the debt and applied against the January 30, 2015 Secured Promissory Note.

On March 23, 2015, the Co-Chairman of the Company’s Board of Directors loaned $105,000 to the Company in a secured promissory note (the “March 23, 2015 Secured Promissory Note”) maturing on March 23, 2016, at an interest rate of twelve percent (12%) per annum payable quarterly. The note also includes warrants to purchase 26,250 shares of the Company’s Common Stock at $2.00 per share. The warrants expire on March 23, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the March 23, 2015 Secured Promissory Note was $15,000 which was recorded as a discount on the debt and applied against the March 23, 2015 Secured Promissory Note.

Software Platform Payments

In connection with the December 2013 purchase of a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a Board member, Robert K. Ward, the Company makes an ongoing monthly payment to our developers, Founding Minds. The Company entered into a licensing agreement to pay this entity $18,000 per month, which was amended to reflect a payment amount of $7,000 per month effective December 2014. As of March 31, 2015 the Company is currently actively using its DCN platform.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

11. Segment Reporting — continued

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended March 31
	2015	2014

Revenues
MC	$729,034	$3,830,850
FEP	922,198	254,749
CMAG	339,584	478,970
Total segment revenues	1,990,816	4,564,569
Consolidation items and elimination	-	(89)
Consolidated revenues	$1,990,816	$4,564,480

Segment income (loss)
MC	$(1,914,868)	$707,069
FEP	212,340	(87,845)
CMAG	153,470	362,011
Total segment income (loss)	(1,549,058)	981,235
Consolidation items and elimination	(85,596)	(328,697)
Consolidated net loss before income taxes	$(1,634,654)	$652,538

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

12. Subsequent Event

Secured Promissory Note

On April 28, 2015 the Company borrowed $1,000,000 from EGS, LLC, a Delaware limited liability company comprised of three investment professionals, pursuant to a Note Purchase Agreement, Secured Promissory Note, Stock Pledge Agreement, and an Intercreditor Agreement whereby other creditors of the Company subordinated their interests to EGS, LLC. The Secured Promissory Note matures on April 20, 2016 and carries an interest rate of 12.0% per annum. The note also includes warrants to purchase 500,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 20, 2020.

In April 2015, the Company made capital contributions of $500,000 to MC.

On April 9, 2015 the Company borrowed $300,000 from the Co-Chairman of the Company’s Board of Directors in a demand promissory note maturing on June 9, 2015, at an interest rate of two tenths of one percent (0.2%) per day payable monthly. The loan and related fees were paid in full on April 30, 2015.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, including this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements regarding future events and our future results that are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “may,” “should,” “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “predicts,” “potential” or “continue,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to risks and uncertainties identified under “Risk Factors” herein. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

MC’s Financial Entrepreneur Platform (FEP) exclusively supports highly ethical, independent investment bankers, respected research professionals and wealth managers and their clients. Many of our FEP members have recently gained independence from large and mid-tier investment banks, and are now looking for a platform where they can grow their own practice and brand within a compliant, professional and synergistic financial service environment. We currently have 25 professionals with experience in the major verticals and can advise on most structures. This variable cost model allows us to service our clients while keeping our operational expenses down.

We are headquartered in San Francisco, with an additional office in New York, NY. As of March 31, 2015, we had 28 employees.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015.

Executive Summary

Our total revenues were approximately $1,991,000 for the three months ended March 31, 2015, representing a $2,574,000 or 56% decrease over the same period in 2014. The decrease was primarily due to lower investment banking revenues and principal transactions.

For the three months ended March 31, 2015, commission revenues decreased 14% comparing to the same period in 2014 due to market volatility. Principal transactions decreased 349% from the same period in 2014 due to partial sales of our warrant and restricted stock portfolio. For the three months ended March 31, 2015, investment banking revenues decreased 56% over the same period in 2014 due to unfavorable conditions in the microcap financing market. For the three months ended March 31, 2015, advisory and other revenue increased 29% over the same period in 2014.

For the three months ended March 31, 2015, net loss was $1,635,000 or $0.36 per share. For the three months ended March 31, 2014, net income was $653,000 or $0.16 per share. Net loss for the three months ended March 31, 2015 included stock based compensation expenses of approximately $91,000. Net income for the three months ended March 31, 2014 included stock based compensation expenses of approximately $87,000.

Liquidity/Going Concern

The Company incurred a net loss of $1,635,000 and had negative operating cash flows of $562,000 during the three months ended March 31, 2015. It also incurred substantial losses in 2014, having reported net losses of $1,628,000 for the year ended December 31, 2014. As of March 31, 2015, the Company had an accumulated deficit of $152,171,000. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On April 28, 2015 the Company borrowed $1,000,000 from EGS, LLC, a Delaware limited liability company comprised of three investment professionals, pursuant to a Note Purchase Agreement, Secured Promissory Note, Stock Pledge Agreement, and an Intercreditor Agreement whereby other creditors of the Company subordinated their interests to EGS, LLC. The Secured Promissory Note matures on April 20, 2016 and carries an interest rate of 12.0% per annum. The note also includes warrants to purchase 500,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 20, 2020.

In April 2015, the Company made capital contributions of $500,000 to MC.

Results of Operations

The following table sets forth the results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
	2015	2014

Revenues
Commissions	$1,185,546	$1,381,817
Principal transactions	(618,169)	248,612
Investment banking	1,059,976	2,419,233
Advisory and other	363,463	514,818

Total revenues	$1,990,816	$4,564,480

Operating expenses
Compensation and benefits	$2,365,851	$2,508,751
Brokerage and clearing fees	116,277	124,709
Professional services	124,155	153,297
Occupancy and equipment	251,667	301,259
Communications and technology	210,507	186,838
Depreciation and amortization	67,882	39,412
Travel and entertainment	43,798	42,451
Cost of underwriting capital	23,958	-
Other	311,517	180,502

Total operating expenses	3,515,612	3,537,219

Operating income (loss)	(1,524,796)	1,027,261

Interest expense	(94,037)	(93,748)
Amortization of debt discount	(13,221)	(18,676)
Loss on debt modification	-	(262,299)

Net loss before income tax	$(1,632,054)	$652,538
Income tax expense	(2,600)	-

Net income (loss)	$(1,634,654)	$652,538

For the three months ended March 31, 2015, total revenues decreased $2,574,000 or 56% over the same period in 2014. The decrease was primarily attributable to lower investment banking revenues and principal transactions ($1,359,000 decrease in investment banking revenues and $867,000 decrease in principal transactions resulting from a sale of a portion of our warrant and restricted stock portfolio).

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue:
Capital raise	$929,698	$2,160,337
Financial advisory	130,278	258,896

Total investment banking revenue	$1,059,976	$2,419,233

Transaction volumes:
Public offerings:
Capital underwritten participations	$9,480,000	$-
Number of transactions	1	-
Private placements:
Capital raise	$37,610,000	$26,795,606
Number of transactions	4	7
Financial advisory:
Transaction amounts	$-	$-
Number of transactions	-	-

For the three months ended March 31, 2015, investment banking revenues were $1,060,000 or 53% of total revenues, representing a decrease of $1,359,000 or 56% over the three months ended March 31, 2014. The decrease was due to less banking transactions being closed. Of the $1,060,000 investment banking revenues for the three months ended March 31, 2015, $922,000 was generated by FEP.

During the three months ended March 31, 2015 and 2014, one investment banking client accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended March 31,
	2015	2014

Commissions:
Institutional equities	$1,185,546	$1,381,817

Total commission revenue	$1,185,546	$1,381,817

Principal transactions:
Customer principal transactions, proprietary trading and market making	$33,099	$8,442
Investment portfolio	(651,268)	240,170

Total principal transaction revenue	$(618,169)	$248,612

Transaction Volumes:
Number of shares traded	116,498,466	109,448,058

For the three months ended March 31, 2015, commission revenues were $1,186,000 or 60% of total revenues, representing a decrease of $196,000 or 14% over the three months ended March 31, 2014.

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

For the three months ended March 31, 2015, principal transaction losses were $618,000, consisting of (a) a $46,000 gain in customer principal transactions, (b) a $13,000 loss in proprietary trading and market making and (c) a $651,000 loss on our investment portfolio. This $651,000 loss resulted primarily from the sale of a portion of our warrant and restricted stock portfolio. For the three months ended March 31, 2014, principal transaction gains were $249,000, consisting of a $9,000 gain from customer principal transactions, proprietary trading and market making and a $240,000 gain on our investment portfolio.

During the three months ended March 31, 2015, one brokerage customer accounted for more than 10% of our total revenue. During the three months ended March 31, 2014, there was no brokerage customer who accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Incentive compensation and discretionary bonuses	$1,563,325	$1,689,538
Salaries and wages	506,109	519,477
Stock-based compensation	91,362	88,542
Payroll taxes, benefits and other	205,055	211,194

Total compensation and benefits	$2,365,851	$2,508,751

Total compensation and benefits as a percentage of core business revenue	91%	58%
Cash compensation and benefits as a percentage of core business revenue	87%	56%

For the three months ended March 31, 2015, total compensation and benefits were $2,366,000, representing a decrease of $143,000 or 6% as compared to the same period in 2014.

Incentive compensation and discretionary bonuses decreased $126,000 or 7% because of lower commissions and investment banking revenues during the three months ended March 31, 2015, as compared to the same period in 2014.

For the three months ended March 31, 2015, salaries and wages decreased $13,000 or 3%, stock-based compensation increased $3,000 or 3%, and payroll taxes and benefits decreased $6,000 or 3%, as compared to the same period in 2014.

Of the total compensation and benefits for the three months ended March 31, 2015 and 2014, $710,000 and $343,000 were for FEP personnel, respectively.

During the three months ended March 31, 2015, one sales professional accounted for more than 10% of total revenue (approximately $667,000) and one customer accounted for more than 10% of total revenue (approximately $337,000). During the three months ended March 31, 2014, one sales professional accounted for more than 10% of total revenue (approximately $903,000) and no customer accounted for more than 10% of total revenue.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three months ended March 31, 2015, brokerage and clearing fees decreased $8,000 or 7%, as compared to the same period in 2014.

Professional services expense includes audit, accounting, legal, and various consulting fees. For the three months ended March 31, 2015, professional services expense decreased $29,000 or 19% as compared to the same period in 2014 due to a decrease in legal fees, partially offset by an increase in the use of consultants.

Occupancy and equipment include rents and related costs of our office premises, equipment, software, and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three months ended March 31, 2015, occupancy and equipment expenses decreased $50,000 or 16% as compared to the same period in 2014 due to more space in New York office being subleased.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the three months ended March 31, 2015, communications and technology expense increased $24,000 or 13% as compared to the same period in 2014 due to higher market data service expenses resulting from new hires.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. For the three months ended March 31, 2015, depreciation and amortization expenses increased $28,000 or 72% as compared to the same period in 2014 due to amortization of capitalized software beginning in July 2014.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three months ended March 31, 2015, travel and business development expenses increased $1,000 or 3% as compared to the same period in 2014.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the three months ended March 31, 2015, the cost of underwriting capital of $24,000 was due to fees incurred in connection with a temporary subordinated borrowing in December 2014. For the three months ended March 31, 2014, no costs of underwriting capital were incurred due to the fact that the banking transactions closed did not require underwriting capital.

The following expenses are included in other operating expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Insurance	$79,445	$72,504
Regulatory & filing fees	38,419	52,544
Provision for uncollectible accounts receivable	105,600	-
Other	88,053	55,454

Total other operating expenses	$311,517	$180,502

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, and other miscellaneous expenses.

For the three months ended March 31, 2015, other operating expenses increased $131,000 or 73% as compared to the same period in 2014 due to increases of $7,000 in insurance, $106,000 in provision for uncollectible accounts receivable, and $33,000 in other miscellaneous expenses, partially offset by a decrease of $14,000 in regulatory & filing fees.

Amortization of Debt Discounts

We issued various debts with stocks or warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three months ended March 31, 2015 and 2014, amortizations of debt discounts for the remaining debt and related warrants were $13,000 and $19,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three months ended March 31, 2015 and 2014.

Contractual Obligations

The following table summarizes our significant contractual obligations as of March 31, 2015, consisting of future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Office Leases	Operating Leases	Total

2015	$1,007,820	$476,775	$1,484,595
2016	1,353,354	37,200	1,390,554
2017	1,421,854	37,200	1,459,054
2018	1,437,268	-	1,437,268
Thereafter	2,189,662	-	2,189,662
Total	$7,409,958	$551,175	$7,961,133

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

Fair Value Accounting of Equity-Based Compensation

The Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three months ended March 31, 2015.

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

Under the Market Approach, the Company used the following methods:

•	Observable inputs from the trading of its common stock on OTCQB;

•	Guidelines Public Companies’ Trading Multiples Method (“GPC”);

•	Back Solve approach (derived from the Company’s actual security transactions).

As of March 31, 2015, the fair market value of the Company’s common stock was $1.33 per share.

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of March 31, 2015 and December 31, 2014 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Information concerning market risk is incorporated herein by reference to Item 7A of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2014. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2014.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the three months ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the information set forth in this report, including reports we incorporate by reference, you should carefully consider the risk factors previously disclosed in response to Item 1A to Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 31, 2015, as amended by our Form 10-K/A filed on April 30, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2015, the Company issued warrants to purchase 95,500 shares of the Company’s Common Stock at $2.00 per share (the “Warrants”). The Warrants were issued in connection with the issuance of Promissory Notes described in Part I, Item 2 hereof. The Warrants were issued without the payment of additional consideration and so did not result in any additional proceeds to the Company. Investors and terms of the Warrants are shown in the table below. The Warrants were issued pursuant to the exemption from registration requirements contained in Section 4.2 of the Securities Act of 1933, as amended.

Warrants Issued in Quarter Ended March 31, 2015

Date	Investor	Note Principal	Warrant Strike Price	Number of Warrants	Term (years)

1-26-15	Babu Sivadasan	50,000	$2.00	12,500	3

1-26-15	Babu Sivadasan	12,000	$2.00	3,000	3

1-15-15	Patrick W. O'Brien	10,000	$2.00	1,250	3

1-20-15	William J. Febbo	10,000	$2.00	2,500	3

1-30-15	Ronald L. Chez	200,000	$2.00	50,000	3

3-23-15	Ronald L. Chez	105,000	$2.00	26,250	3

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERRIMAN HOLDINGS, INC.

June 22, 2015	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

June 22, 2015	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

