Form 10-Q
period 2015-06-30
Merriman Holdings, Inc
filed 2015-08-19
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares of Registrant’s common stock outstanding as of August 7, 2015 was 4,518,633.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Commissions	$1,006,566	$1,216,656	$2,192,112	$2,598,473
Principal transactions (loss) gain	(183,994)	517,943	(802,163)	766,555
Investment banking	2,796,586	2,346,749	3,856,562	4,765,981
Advisory and other	390,650	535,240	754,113	1,050,059

Total revenues	$4,009,808	$4,616,588	$6,000,624	$9,181,068

Operating expenses
Compensation and benefits	$3,932,016	$3,434,812	$6,297,867	$5,943,563
Brokerage and clearing fees	140,860	138,722	257,137	263,431
Professional services	202,700	136,302	326,855	289,598
Occupancy and equipment	249,627	293,161	501,294	594,420
Communications and technology	199,380	199,082	409,887	385,920
Depreciation and amortization	66,172	43,247	134,054	82,659
Travel and entertainment	81,141	93,077	124,939	135,528
Cost of underwriting capital	-	-	23,958	-
Other	165,016	404,301	476,533	584,804

Total operating expenses	5,036,912	4,742,704	8,552,524	8,279,923

Operating income (loss)	(1,027,104)	(126,116)	(2,551,900)	901,145

Interest expense	(124,105)	(86,923)	(218,142)	(180,671)
Amortization of debt discount	(94,120)	(7,616)	(107,341)	(26,292)
Loss on debt modification	-	-	-	(262,299)

Net income (loss) before income tax	(1,245,329)	(220,655)	(2,877,383)	431,883
Income tax expense	-	-	(2,600)	-

Net income (loss)	$(1,245,329)	$(220,655)	$(2,879,983)	$431,883

Basic net (loss) income per share	$(0.2756)	$(0.0490)	$(0.6374)	$0.0999

Diluted net (loss) income per share	$(0.2756)	$(0.0490)	$(0.6374)	$0.0822

Weighted average common shares outstanding:
Basic	4,518,633	4,498,798	4,518,633	4,323,855
Diluted	4,518,633	4,498,798	4,518,633	5,251,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Cash and cash equivalents	$452,605	$1,668,019
Securities owned
Marketable, at fair value	321,923	210,267
Not readily marketable, at estimated fair value	505,345	1,473,459
Restricted cash	300,000	250,000
Due from clearing broker	258,756	36,407
Accounts receivable, net	446,682	469,991
Prepaid expenses and other assets	274,129	265,057
Secured demand notes	639,000	639,000
Capitalized software, net	371,916	418,333
Equipment and fixtures, net	202,117	286,811

Total assets	$3,772,473	$5,717,344

Liabilities and Shareholders’ deficit
Liabilities
Accounts payable	$437,002	$251,629
Commissions payable	129,457	298,547
Accrued expenses and other	603,838	768,051
Deferred rent	523,963	542,275
Deferred revenue	68,150	84,088
Capital lease obligations	210,746	269,719
Derivative liabilities	721,000	-
Notes payable, net of debt discount	828,075	809,620
Notes payable to related parties, net of debt discount	2,665,039	2,795,065

Total liabilities	6,187,270	5,818,994

Shareholders’ deficit
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and 0 shares outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and 0 shares outstanding as of June 30, 2015 and December 31, 2014; aggregate liquidation preference of $0 prior to conversion, and pari passu with common stock on conversion	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 4,519,614 shares issued and 4,518,633 shares outstanding as of June 30, 2015 and December 31, 2014	452	452
Additional paid-in capital	151,227,125	150,660,289
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(153,416,761)	(150,536,778)

Total shareholders’ deficit	(2,414,797)	(101,650)

Total liabilities and shareholders’ deficit	$3,772,473	$5,717,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2015	4,519,614	$452	(981)	$(225,613)	$150,660,289	$(150,536,778)	$(101,650)

Net loss						(2,879,983)	(2,879,983)
Issuance of warrants in connection with debt					201,738	-	201,738
Stock-based compensation					365,098	-	365,098

Balance at June 30, 2015	4,519,614	$452	(981)	$(225,613)	$151,227,125	$(153,416,761)	$(2,414,797)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net (loss) income	$(2,879,983)	$431,883
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	67,442	16,047
Stock-based compensation	365,098	201,162
Amortization of capital leases	66,612	66,612
Amortization of debt issuance costs	107,341	26,292
Loss on modification of debt	-	262,299
Provision for uncollectible accounts receivable	105,600	179,750
Securities received for services	(278,039)	(1,351,233)
Unrealized gain (loss) on securities owned	158,590	(101,326)
Changes in operating assets and liabilities:
Securities owned	975,907	180,760
Restricted cash	(50,000)	166,029
Due from clearing broker	(222,349)	40,444
Accounts receivable	(82,291)	(133,853)
Prepaid expenses and other assets	(9,072)	(98,186)
Accounts payable	185,373	(56,348)
Commissions payable	(169,090)	27,399
Accrued expenses and other	(198,463)	173,967

Net cash (used in) provided by operating activities	(1,857,324)	31,698

Cash flows from investing activities:
Purchase of software platform	(14,000)	(97,480)
Purchase of equipment and fixtures	(2,943)	(101,857)

Net cash used in investing activities	(16,943)	(199,337)

Cash flows from financing activities:
Proceeds form issuance of restricted common stock	-	675,192
Proceeds from issuance of secured promissory notes	1,387,000	-
Proceeds from issuance of unsecured convertible promissory note	-	85,000
Proceeds from secured promissory note	25,826	-
Repayment of notes payable	(695,000)	(636,028)
Principal payments of capital leases	(58,973)	(41,002)

Net cash provided by financing activities	658,853	83,162

Decrease in cash and cash equivalents	(1,215,414)	(84,477)

Cash and cash equivalents at beginning of the period	1,668,019	1,044,110

Cash and cash equivalents at end of the period	$452,605	$959,633

Supplementary disclosure of cash flow information:
Cash paid during the period:
Cost of underwriting capital	$23,958	$-
Interest expense	$129,235	$154,043
Non-cash financing activities:
Issuance of equity loans	$-	$464,000
Warrants issued in connection with issuance of debt	$201,738	$-
Warrants issued in connection with issuance of debt (derivative liabilities)	$721,000	-

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the condensed consolidated results of operations for the interim periods covered and the condensed consolidated financial condition of the Company as of June 30, 2015. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on March 31, 2015, and April 30, 2015, respectively.

2. Liquidity/Going Concern

The Company incurred a net loss of $2,880,000 and had negative operating cash flows of $1,867,000 during the six months ended June 30, 2015. It also incurred substantial losses in 2014, having reported net losses of $1,628,000 for the year ended December 31, 2014. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On April 28, 2015 and July 20, 2015, the Company borrowed $1,000,000 and $333,333, respectively, from EGS, LLC (see Note 5 and Note 12).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. For the three and six months ended June 30, 2015, diluted loss per share is unchanged from basic loss per share because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Summary of Significant Accounting Policies – continued

Earnings (Loss) Per Share – continued

The following table sets forth the components used in the computation of basic and dilutive earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Numerator:
Numerator for basic earnings (loss) per share
Net income (loss) as reported	$(1,245,329)	$(220,655)	$(2,879,983)	$431,883

Effect of dilutive securities
Interest on convertible notes	-	2,938	-	5,717

Numerator for basic earnings (loss) per share - net income (loss) as adjusted	$(1,245,329)	$(217,717)	$(2,879,983)	$437,600

Denominator:
Denominator for basic earnings per share weighted average shares	4,518,633	4,498,798	4,518,633	4,323,855

Effect of dilutive securities
Assumed conversion of convertible notes	-	-	-	127,669
Common share equivalents of outstanding restricted stocks	-	-	-	57
Common share equivalents of outstanding warrants	-	-	-	799,639
Dilutive potential common shares	-	-	-	927,365

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	4,518,633	4,498,798	4,518,633	5,251,220

Net income (loss) available to common shareholders
Basic	$(0.2756)	$(0.0490)	$(0.6374)	$0.0999
Diluted	$(0.2756)	$(0.0484)	$(0.6374)	$0.0833

For the three and six months ended June 30, 2015, 3,129,201 and 2,820,326, common share equivalents for the potential warrant and option exercises and conversion of convertible notes were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive, respectively. For the three and six months ended June 30, 2014, 6,083,485 and 6,235,615 common share equivalents for the potential warrant and option exercises and conversion of convertible notes were excluded from the calculation of dilutive earnings per share since its inclusion would have been anti-dilutive, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company held concentrated positions in two securities and one security, with total fair value of $246,000 and $206,000, respectively. The prices of these securities are highly volatile.

As of June 30, 2015 and December 31, 2014, the Company did not hold concentrated positions in accounts receivable with any one client which exceeded 10% of total accounts receivable.

During the three and six months ended June 30, 2015, one sales professional accounted for more than 10% of total revenue (approximately $543,000 and $1,210,000, respectively) and no customer accounted for more than 10% of total revenue. During the three and six months ended June 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $765,000 and $1,667,000 in the aggregate) and no customer accounted for more than 10% of total revenue.

During the three and six months ended June 30, 2015 and 2014, one investment banking client accounted for more than 10% of our total revenues.

The Company is also exposed to credit risk as it relates to the collection of receivables from third parties, including lead managers in underwriting transactions and the Company’s corporate clients related to private placements of securities and financial advisory services.

Subsequent Events

The Company evaluates events and/or transactions occurring after the statement of financial condition date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements (See Note 12).

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

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of June 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statements of financial condition is approximately $322,000.

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

As of June 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $335,000.

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

As of June 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $170,000.

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

Underwriters’ Purchase Options - continued

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

As of June 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

As of June 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

Derivative Warrant Liability

The fair value of warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815. The accounting treatment of derivative financial instruments requires that the Company record the warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same. The expected volatility is estimated based on the most recent historical period of time equal to the weighted average life of the warrants.

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	54 - 368%	162%
Stock warrant liability	Black-Scholes option pricing model	Stock volatility	180-220%	215%

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities – continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Assets at Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$321,923	$-	$335,252	$657,175
Stock warrants	-	-	170,093	170,093

Total securities owned	$321,923	$-	$505,345	$827,268

	Liabilities at Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Stock warrants	-	-	721,000	721,000

Total derivative liabilities	$-	$-	$721,000	$721,000

The following summarizes the change in carrying values associated with Level 3 financial instruments for the three and six months ended June 30, 2015:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Total
Balance at December 31, 2014	$282,058	$1,191,401	$-	$1,473,459
Purchases or receipt (a)	206,931	-	-	206,931
Sales or exercises	-	(117,121)	(207,555)	(324,676)
Transfers into	-	-	-	-
Transfers out of level 3	(121,458)	-	-	(121,458)
Gains (losses):	-	-
Realized	-	(655,000)	-	(655,000)
Unrealized	(32,279)	(249,187)	207,555	(73,911)
Balance at June 30, 2015	$335,252	$170,093	$-	$505,345

Change in unrealized gains (losses) relating to instruments still held at June 30, 2015	$(32,279)	$(231,105)	$-	$(263,384)

(a) Includes purchases of securities and securities received for services

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

The change in carrying values associated with Level 3 financial liabilities for the three and six months ended June 30, 2015 were immaterial.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt

Temporary Subordinated Borrowings

On December 30, 2014, MC borrowed $495,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan (“TSL”) in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred in the first quarter of 2015 were $23,958 and included in cost of underwriting capital in the consolidated statements of operations. TSL’s are used to assist in bolstering capital for public underwritings. The loan and related fees were paid in full on February 3, 2015.

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

Secured Promissory Notes – continued

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

On April 24, 2015 the Company replaced a secured promissory note with an unrelated party, in the amount of $500,000 due April 7, 2015, with a new promissory note (the “April 24, 2015 Secured Promissory Note”) maturing on April 24, 2016. The April 24, 2015 Secured Promissory Note carries an interest rate of 20.0% per annum. The April 24, 2015 Secured Promissory Note also includes warrants to purchase 125,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 24, 2018.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the April 7, 2015 Secured Promissory Note was $127,000 which was recorded as a discount on the debt and applied against the April 7, 2015 Secured Promissory Note.

On April 9, 2015 the Company borrowed $300,000 from the Co-Chairman of the Company’s Board of Directors in a demand promissory note maturing on June 9, 2015, at an interest rate of two tenths of one percent (0.2%) per day payable monthly. The loan and related fees were paid in full on April 30, 2015.

On April 28, 2015 the Company borrowed $1,000,000 from EGS, LLC, a Delaware limited liability company comprised of three investment professionals, pursuant to a Note Purchase Agreement, Secured Promissory Note, Stock Pledge Agreement, and an Intercreditor Agreement whereby other creditors of the Company subordinated their interests to EGS, LLC (the “April 28, 2015 Secured Promissory Note”). The April 28, 2015 Secured Promissory Note matures on April 20, 2016 and carries an interest rate of 12.0% per annum. The note also includes warrants to purchase 500,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 20, 2020. In addition under the terms of the warrant agreement should the Company enter default on the terms of the Secured Promissory note the exercise price of the warrant would reset to $0.01 per share. On July 20, 2015 the note holders agreed to extend the maturity date to July 16, 2016 for no additional consideration.

The Company accounted for the issuance of the Warrants and Secured Promissory Note in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the fair value of the warrants are recorded as derivative liabilities and are marked to market through earnings at the end of each reporting period. The Company used the residual method to allocate the fair value of the warrants and the gross proceeds from the sale of the note were recorded net of a debt discount of $721,000. The debt discount is charged to interest expense ratably over the term of the Secured Promissory Note.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

6.  Shareholders’ Equity

Reverse Stock Split

The Company announced a reverse stock split which became effective on July 14, 2014. The ratio of the reverse stock split is 1-for-30 shares of the Company's issued and outstanding common stock. Accordingly, each 30 shares of pre-split common stock have been converted into one share of post-split common stock.

The condensed consolidated financial statements have been restated to reflect the reverse stock split for all periods presented herein.

7. Stock-based Compensation Expense

During the six months ended June 30, 2015, the Company granted 58,000 options to purchase common shares at exercise prices of $2.00, and 143,999 options to purchase common shares at exercise prices of $1.50, with immediate vesting. The options have a fair value of $60,000 and $152,000, respectively.

The fair value of employee grants is estimated on the date of grant using the Black-Scholes option pricing model. Key weighted average assumptions used to apply this pricing model were as follows:

Expected Volatility	208.23%
Average expected term (years)	3.70
Risk-free interest rate	1.23%
Dividend yield	-

Compensation expense for stock options during the three and six months ended June 30, 2015 was approximately $274,000 and $365,000, respectively. Compensation expense for stock options during the three and six months ended June 30, 2014 was approximately $114,000 and $200,000, respectively. As of June 30, 2015, total unrecognized compensation expense related to unvested stock options was approximately $741,000. This amount is expected to be recognized as expense over a weighted-average period of 2.69 years.

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of June 30, 2015, MC had regulatory net capital, as defined, of approximately $308,000 which exceeded the amount required by approximately $58,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

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

Software Platform Payments

In connection with the December 2013 purchase of a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a Board member, Robert K. Ward, the Company makes an ongoing monthly payment to our developers, Founding Minds. The Company entered into a licensing agreement to pay this entity $18,000 per month, which was amended to reflect a payment amount of $7,000 per month effective December 2014. As of June 30, 2015 the Company is currently actively using its DCN platform. During the six months ended June 30, 2015, the Company made payments of $14,000 under this agreement.

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

11. Segment Reporting

The Company’s business results are categorized into three operating segments: Merriman Capital (“MC”), Financial Entrepreneur Platform (“FEP”), and Capital Markets Advisory Group (“CMAG”). The Company's reportable segments are strategic business units that offer products and services that are compatible with its core business strategy. The MC segment includes a broad range of services, such as capital raising and financial advisory services for corporate clients, and brokerage and equity research services for our institutional investor clients. The FEP segment includes capital raising services through a network of independent investment bankers and CMAG includes assisting corporate issuers in listing on OTCQX, the premier OTC Market tier, along with other advisory services that facilitate access to the institutional capital markets.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
MC	$1,192,544	$2,609,907	$1,921,578	$6,440,757
FEP	2,537,872	1,515,836	3,460,070	1,770,585
CMAG	279,392	490,845	618,976	969,814
Total segment revenues	4,009,808	4,616,588	6,000,624	9,181,156
Consolidation items and elimination	-	-	-	(88)
Consolidated revenues	$4,009,808	$4,616,588	$6,000,624	$9,181,068

Segment income (loss)
MC	$(1,642,546)	$(599,633)	$(3,557,414)	$107,436
FEP	404,571	187,930	616,911	100,085
CMAG	175,260	197,781	328,730	559,792
Total segment income (loss)	(1,062,715)	(213,922)	(2,611,773)	767,313
Consolidation items and elimination	(182,614)	(6,733)	(268,210)	(335,430)
Consolidated net loss before income taxes	$(1,245,329)	$(220,655)	$(2,879,983)	$431,883

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

12. Subsequent Event

Secured Promissory Note

On July 20, 2015 the Company borrowed an additional $333,333 from EGS, LLC, (the “July 20, 2015 Secured Promissory Note”) on the same terms as the previous $1,000,000 borrowed in the April 28, 2015 Secured Promissory Note (see Nate 5). The July 20, 2015 Secured Promissory Note matures on July 16, 2016. In addition, the note holders were granted 166,667 warrants to purchase common stock at $1.00 per share. The warrants expire on July 16, 2020.

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

Our mission is to be the leader in advising, financing, trading and investing in fast-growing companies under $1 billion in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to family offices and institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

We recognized that there is an opportunity to build an institutional quality, fully compliant platform to streamline the inefficient process of fundraising for and advising emerging companies. We have since launched the DCN, an online capital marketplace. The DCN is focused on taking a significant role in changing how high growth emerging public and private companies are funded.

With DCN, we have created a turnkey solution for investors to screen dozens of investment opportunities across multiple investment strategies, sectors, deal sizes and locations. By increasing the number of investment opportunities available to them, institutions and family offices will be able to focus on evaluating deals rather than sourcing them. As a result, they will be able to make better investment decisions and improve the diversification of their portfolios. DCN also enables issuers with the ability to have their deals viewed immediately by dozens of qualified investors, something that previously would have taken months of travel, lengthy conference calls, and expensive road shows.

MC’s Financial Entrepreneur Platform (FEP) exclusively supports highly ethical, independent investment bankers, respected research professionals and wealth managers and their clients. Many of our FEP members have recently gained independence from large and mid-tier investment banks, and are now looking for a platform where they can grow their own practice and brand within a compliant, professional and synergistic financial service environment. We currently have 20 professionals with experience in the major verticals and can advise on most structures. This variable cost model allows us to service our clients while keeping our operational expenses down.

We are headquartered in San Francisco, with an additional office in New York, NY. As of June 30, 2015, we had 30 employees.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015.

Executive Summary

Our total revenues were approximately $4,010,000 and $6,001,000 for the three and six months ended June 30, 2015, respectively, representing a $607,000 or 13% and a $3,180,000 or 35% decrease over the same periods in 2014. The decreases were primarily due to non-recurring principal transaction losses, incurred due to the sale of a portion of our warrant portfolio.

For the three and six months ended June 30, 2015, commission revenues decreased 17% and 16% respectively, compared to the same periods in 2014, due to market volatility. Principal transactions decreased 136% and 205% respectively, from the same periods in 2014, due to partial sales of our warrant and restricted stock portfolio in the first quarter of 2015, and market volatility. For the three and six months ended June 30, 2015, investment banking revenues increased 19%, and decreased 19%, respectively, over the same periods in 2014. For the three and six months ended June 30, 2015, advisory and other revenue decreased 27% and 28% respectively, over the same periods in 2014. In March 2015, we changed clearing firms, which substantially increased costs and impacted volumes.

For the three and six months ended June 30, 2015, net loss was $1,245,000 or $0.28 per share, and $2,880,000 or $0.64 per share, respectively. For the three and six months ended June 30, 2014, net loss was $221,000 or $0.05 per share, and net income was $432,000 or $0.10 per share, respectively. Net loss for the three and six months ended June 30, 2015 included stock based compensation expenses of approximately $274,000 and $365,000, respectively. Net loss and net income for the three and six months ended June 30, 2014 included stock based compensation expenses of approximately $114,000 and $202,000, respectively.

Liquidity/Going Concern

The Company incurred a net loss of $2,880,000 and had negative operating cash flows of $1,857,000 during the six months ended June 30, 2015. It also incurred substantial losses in 2014, having reported net losses of $1,628,000 for the year ended December 31, 2014. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On April 28, 2015 the Company borrowed $1,000,000 from EGS, LLC, a Delaware limited liability company comprised of three investment professionals, pursuant to a Note Purchase Agreement, Secured Promissory Note, Stock Pledge Agreement, and an Intercreditor Agreement whereby other creditors of the Company subordinated their interests to EGS, LLC (the “April 28, 2015 Secured Promissory Note”). The April 28, 2015 Secured Promissory Note matures on April 20, 2016 and carries an interest rate of 12.0% per annum. The note also includes warrants to purchase 500,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 20, 2020.

On July 20, 2015 the Company borrowed an additional $333,333 from EGS, LLC, (the “July 20, 2015 Secured Promissory Note”) on the same terms as the previous $1,000,000 borrowed in the April 28, 2015 Secured Promissory Note except that the July 20, 2015 Secured Promissory Note carries a maturity date of July 16, 2016 and the April 28, 2015 Secured Promissory Note was amended to extend its maturity date to July 16, 2016. The July 20, 2015 Secured Promissory Note carries an interest rate of 12.0% per annum. The July 20, 2015 Secured Promissory Note also includes warrants to purchase 166,667 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on July 16, 2020.

Results of Operations

The following table sets forth the results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues
Commissions	$1,006,566	$1,216,656	$2,192,112	$2,598,473
Principal transactions	(183,994)	517,943	(802,163)	766,555
Investment banking	2,796,586	2,346,749	3,856,562	4,765,981
Advisory and other	390,650	535,240	754,113	1,050,059

Total revenues	$4,009,808	$4,616,588	$6,000,624	$9,181,068

Operating expenses
Compensation and benefits	$3,932,016	$3,434,812	$6,297,867	$5,943,563
Brokerage and clearing fees	140,860	138,722	257,137	263,431
Professional services	202,700	136,302	326,855	289,598
Occupancy and equipment	249,627	293,161	501,294	594,420
Communications and technology	199,380	199,082	409,887	385,920
Depreciation and amortization	66,172	43,247	134,054	82,659
Travel and entertainment	81,141	93,077	124,939	135,528
Cost of underwriting capital	-	-	23,958	-
Other	165,016	404,301	476,533	584,804

Total operating expenses	5,036,912	4,742,704	8,552,524	8,279,923

Operating income (loss)	(1,027,104)	(126,116)	(2,551,900)	901,145

Interest expense	(124,105)	(86,923)	(218,142)	(180,671)
Amortization of debt discount	(94,120)	(7,616)	(107,341)	(26,292)
Loss on debt modification	-	-	-	(262,299)

Net loss before income tax	$(1,245,329)	$(220,655)	$(2,877,383)	$431,883
Income tax expense	-	-	(2,600)	-

Net income (loss)	$(1,245,329)	$(220,655)	$(2,879,983)	$431,883

For the three and six months ended June 30, 2015, total revenues decreased $607,000 or 13% and $3,180,000 or 35%, respectively, compared to the same periods in 2014. The decrease was primarily attributable to principal transaction losses of $184,000 and $802,000, respectively, resulting from a sale of a portion of our warrant and restricted stock portfolio in the first quarter of 2015, and market volatility.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Capital raise	$2,369,896	$2,091,649	$3,299,594	$4,251,985
Financial advisory	426,690	255,100	556,968	513,996

Total investment banking revenue	$2,796,586	$2,346,749	$3,856,562	$4,765,981

Transaction volumes:
Public offerings:
Capital underwritten participations	$-	$-	$9,480,000	$-
Number of transactions	-	-	1	-
Private placements:
Capital raise	$178,582,123	$58,448,426	$216,192,123	$85,244,032
Number of transactions	5	3	9	10
Financial advisory:
Transaction amounts	$-	$-	$-	$-
Number of transactions	-	-	-	-

For the three and six months ended June 30, 2015, investment banking revenues were $2,797,000 or 70% of total revenues, and $3,857,000 or 64% of total revenues, respectively, representing an increase of $450,000 or 19%, and a decrease of $909,000 or 19%, respectively, compared to the three and six months ended June 30, 2014. The decrease was due to less banking transactions being closed. Of the $2,797,000 and $3,857,000 investment banking revenues for the three and six months ended June 30, 2015, $2,538,000 and $3,460,000, respectively, were generated by FEP.

During the three and six months ended June 30, 2015 and 2014, one investment banking client accounted for more than 10% of our total revenues.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Commissions:
Institutional equities	$1,006,566	$1,216,656	$2,192,112	$2,598,473

Total commission revenue	$1,006,566	$1,216,656	$2,192,112	$2,598,473

Principal transactions:
Customer principal transactions, proprietary trading and market making	$(18,949)	$445,643	$14,150	$454,086
Investment portfolio	(165,045)	72,300	(816,313)	312,469

Total principal transaction revenue	$(183,994)	$517,943	$(802,163)	$766,555

Transaction Volumes:
Number of shares traded	236,293,378	109,501,722	352,791,844	218,949,780

For the three and six months ended June 30, 2015, commission revenues were $1,007,000 or 25% of total revenues, and $2,192,000 or 37% of total revenues, representing a decrease of $210,000 or 17% and $406,000 or 16%, respectively, compared to the three and six months ended June 30, 2014.

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

For the three and six months ended June 30, 2015, principal transaction losses were $184,000 and $802,000, respectively, consisting of a $19,000 loss, and a $14,000 gain in customer principal transactions, proprietary trading and market making, and a $165,000 and $816,000 loss on our investment portfolio. The $816,000 loss resulted primarily from the sale of a portion of our warrant and restricted stock portfolio. For the three and six months ended June 30, 2014, principal transaction gains were $518,000 and $767,000, respectively, consisting of $446,000 and $454,000 gain from customer principal transactions, proprietary trading and market making, and $72,000 and $313,000 gain on our investment portfolio

During the three and six months ended June 30, 2015, one brokerage customer accounted for more than 10% of our total revenue. During the three and six months ended June 30, 2014, there was no brokerage customer who accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Incentive compensation and discretionary bonuses	$3,027,129	$2,643,177	$4,590,454	$4,332,714
Salaries and wages	464,137	512,450	970,246	1,031,928
Stock-based compensation	273,736	113,606	365,098	202,148
Payroll taxes, benefits and other	167,014	165,579	372,069	376,773

Total compensation and benefits	$3,932,016	$3,434,812	$6,297,867	$5,943,563

Total compensation and benefits as a percentage of core business revenue	94%	84%	93%	71%
Cash compensation and benefits as a percentage of core business revenue	87%	81%	87%	68%

For the three and six months ended June 30, 2015, total compensation and benefits were $3,932,000 and $6,298,000, respectively, representing an increase of $497,000 or 14% and $354,000 or 6%, respectively, as compared to the same periods in 2014.

Incentive compensation and discretionary bonuses increased $384,000 or 15% and $258,000 or 6%, respectively, during the three and six months ended June 30, 2015, as compared to the same periods in 2014.

For the three and six months ended June 30, 2015, salaries and wages decreased $48,000 or 9% and $62,000 or 6%, respectively, stock-based compensation increased $160,000 or 141% and $163,000 or 81%, respectively, and payroll taxes and benefits increased $1,000 or 1% and decreased $5,000 or 1%, respectively, as compared to the same periods in 2014.

Of the total compensation and benefits for the three and six months ended June 30, 2015, $2,134,000 and $2,844,000 were for FEP personnel, respectively. Of the total compensation and benefits for the three and six months ended June 30, 2014, $1,328,000 and $1,671,000 were for FEP personnel, respectively. With regard to FEP, the payouts are substantially higher to professionals. These professionals bear all of the expenses of their business. As such, the compensation to revenue ratios are significantly higher.

During the three and six months ended June 30, 2015, one sales professional accounted for more than 10% of total revenue (approximately $543,000 and $1,210,000, respectively) and no customer accounted for more than 10% of total revenue. During the three and six months ended June 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $765,000 and $1,667,000 in the aggregate) and no customer accounted for more than 10% of total revenue.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three and six months ended June 30, 2015, brokerage and clearing fees increased $2,000 or 2%, and decreased $6,000 or 2%, respectively, as compared to the same periods in 2014.

Professional services expense includes audit, accounting, legal, and various consulting fees. For the three and six months ended June 30, 2015, professional services expense increased $66,000 or 49% and $37,000 or 13%, respectively, as compared to the same periods in 2014, due to an increase in the use of consultants, partially offset by a decrease in legal fees.

Occupancy and equipment include rents and related costs of our office premises, equipment, software, and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three and six months ended June 30, 2015, occupancy and equipment expenses decreased $44,000 or 15% and $93,000 or 16%, respectively, as compared to the same periods in 2014 due to more space in New York office being subleased.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the six months ended June 30, 2015, communications and technology expense increased $24,000 or 6% as compared to the same period in 2014 due to higher market data service expenses.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. For the three and six months ended June 30, 2015, depreciation and amortization expenses increased $23,000 or 53% and $51,000 or 62%, respectively, as compared to the same periods in 2014 due to amortization of capitalized software beginning in July 2014.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three and six months ended June 30, 2015, travel and business development expenses decreased $12,000 or 13% and $11,000 or 8%, respectively, as compared to the same periods in 2014.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the six months ended June 30, 2015, the cost of underwriting capital of $24,000 was due to fees incurred in connection with a temporary subordinated borrowing in December 2014. For the six months ended June 30, 2014, no costs of underwriting capital were incurred due to the fact that the banking transactions closed did not require underwriting capital.

The following expenses are included in other operating expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Insurance	$67,546	$84,766	$146,991	$161,077
Regulatory & filing fees	27,850	71,704	66,269	124,247
Provision for uncollectible accounts receivable	-	179,750	105,600	179,750
Other	69,620	68,081	157,673	119,730

Total other operating expenses	$165,016	$404,301	$476,533	$584,804

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, and other miscellaneous expenses.

For the three months ended June 30, 2015, other operating expenses decreased $239,000 or 59% as compared to the same period in 2014 due to decreases of $17,000 in insurance, $44,000 in regulatory & filing fees, and $180,000 in provision for uncollectible accounts receivable, partially offset by an increase of $2,000 in other miscellaneous expenses.

For the six months ended June 30, 2015, other operating expenses decreased $108,000 or 19% as compared to the same period in 2014 due to decreases of $14,000 in insurance, $58,000 in regulatory & filing fees, and $74,000 in provision for uncollectible accounts receivable, partially offset by an increase of $38,000 in other miscellaneous expenses.

Amortization of Debt Discounts

 We issued various debts with warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three and six months ended June 30, 2015, amortizations of debt discounts for the remaining debt and related warrants were $94,000 and $107,000, respectively. For the three and six months ended June 30, 2014, amortizations of debt discounts for the remaining debt and related warrants were $8,000 and $26,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three and six months ended June 30, 2015 and 2014.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2015, consisting of future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Office Leases	Operating Leases	Total

2015	$671,880	$317,850	$989,730
2016	1,353,354	37,200	1,390,554
2017	1,421,854	37,200	1,459,054
2018	1,437,268	-	1,437,268
Thereafter	2,189,662	-	2,189,662
Total	$7,074,018	$392,250	$7,466,268

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

Fair Value Accounting of Equity-Based Compensation

The Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and six months ended June 30, 2015.

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

As of June 30, 2015, the fair market value of the Company’s common stock was $1.46 per share.

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of June 30, 2015 and December 31, 2014 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the three months ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended June 30, 2015, the Company issued warrants to purchase 625,000 shares of the Company’s Common Stock at $1.00 per share (the “Warrants”). The Warrants were issued in connection with the issuance of Promissory Notes described in Part I, Item 1 hereof. The Warrants were issued without the payment of additional consideration and so did not result in any additional proceeds to the Company. Investors and terms of the Warrants are shown in the table below. The Warrants were issued pursuant to the exemption from registration requirements contained in Section 4.2 of the Securities Act of 1933, as amended.

Warrants Issued in Quarter Ended June 30, 2015

Date	Investor	Note Principal	Warrant Strike Price	Number of Warrants	Term (years)

4-24-15	Manatuck Hill Partners, LLC	500,000	$1.00	125,000	3

4-20-15	Marshall and Patricia Geller Living Trust	333,333	$1.00	166,667	5

4-20-15	VL Assurance LTD	333,333	$1.00	166,666	5

4-20-15	Wright Investors' Service Holdings Inc	333,333	$1.00	166,667	5

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

MERRIMAN HOLDINGS, INC.

August 19, 2015	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

August 19, 2015	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

