Form 10-Q
period 2015-09-30
Merriman Holdings, Inc
filed 2015-11-20
CIK 826683

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares of Registrant’s common stock outstanding as of November 6, 2015 was 4,560,300.

Merriman Holdings, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Commissions	$1,027,574	$1,182,564	$3,219,686	$3,781,037
Principal transactions (loss) gain	(268,940)	(72,833)	(1,071,103)	693,722
Investment banking	1,183,706	2,742,111	5,040,268	7,508,092
Advisory and other	418,110	607,950	1,172,223	1,658,008

Total revenues	$2,360,450	$4,459,792	$8,361,074	$13,640,859

Operating expenses
Compensation and benefits	$1,876,961	$4,121,905	$8,174,828	$10,065,468
Brokerage and clearing fees	126,486	69,590	383,623	333,020
Professional services	202,259	118,429	529,114	408,028
Occupancy and equipment	239,766	258,705	741,060	853,125
Communications and technology	210,991	217,361	620,878	603,281
Depreciation and amortization	64,335	43,839	198,389	126,498
Travel and entertainment	30,721	63,558	155,660	199,086
Cost of underwriting capital	1,800	-	25,758	-
Other	350,080	252,705	826,613	837,509

Total operating expenses	3,103,399	5,146,092	11,655,923	13,426,015

Operating loss	(742,949)	(686,300)	(3,294,849)	214,844

Interest expense	(143,925)	(99,486)	(362,067)	(280,157)
Finance charge - fair value of warrants	(2,490,797)	-	(2,490,797)	-
Amortization of debt discount	(369,081)	(6,755)	(476,422)	(33,046)
Change in fair value of derivative liabilities	21,886	-	21,886	-
Loss on asset sales	(10,000)	-	(10,000)	-
Loss on debt modification	-	(9,023)	-	(271,322)

Net loss before income tax	(3,734,866)	(801,564)	(6,612,249)	(369,681)
Income tax expense	-	-	(2,600)	-

Net loss	$(3,734,866)	$(801,564)	$(6,614,849)	$(369,681)

Basic and diluted net loss per share	$(0.8265)	$(0.1775)	$(1.4639)	$(0.0842)

Weighted average common shares outstanding:
Basic and diluted	4,518,633	4,516,410	4,518,633	4,388,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Cash and cash equivalents	$612,871	$1,668,019
Securities owned
Marketable, at fair value	510,224	210,267
Not readily marketable, at estimated fair value	257,409	1,473,459
Restricted cash	50,000	250,000
Due from clearing broker	347,519	36,407
Accounts receivable, net	266,135	469,991
Prepaid expenses and other assets	227,715	265,057
Secured demand notes	639,000	639,000
Capitalized software, net	348,634	418,333
Equipment and fixtures, net	161,066	286,811

Total assets	$3,420,573	$5,717,344

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Accounts payable	$581,084	$251,629
Commissions payable	174,670	298,547
Accrued expenses and other	523,058	768,051
Deferred rent	514,807	542,275
Deferred revenue	58,832	84,088
Capital lease obligations	180,997	269,719
Derivative liabilities	929,789	-
Notes payable, net of debt discount of $700,390 and $10,380	1,314,943	809,620
as of as of September 30, 2015 and December 31, 2014, respectively
Notes payable to related parties, net of debt discount of $21,513 and $20,535	2,649,913	2,795,065
as of as of September 30, 2015 and December 31, 2014, respectively

Total liabilities	6,928,093	5,818,994

Shareholders’ deficit
Convertible preferred stock, Series A–$0.0001 par value; 2,000,000 shares authorized; 2,000,000 shares issued and 0 shares outstanding as of
September 30, 2015 and December 31, 2014; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series B–$0.0001 par value; 12,500,000 shares authorized; 8,750,000 shares issued and 0 shares outstanding as of
September 30, 2015 and December 31, 2014; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series C–$0.0001 par value; 14,200,000 shares authorized; 11,800,000 shares issued and 0 shares outstanding as of
September 30, 2015 and December 31, 2014; aggregate liquidation
preference of $0	-	-
Convertible preferred stock, Series D–$0.0001 par value; 24,000,000 shares authorized, 23,720,916 shares issued and
0 shares outstanding as of September 30, 2015 and December 31, 2014;
aggregate liquidation preference of $0 prior to conversion,
and pari passu with common stock on conversion	-	-
Convertible Preferred stock, Series E–$0.0001 par value; 7,300,000 shares authorized, 6,825,433 shares issued and
0 shares outstanding as of September 30, 2015 and December 31, 2014;
aggregate liquidation preference of $0 prior to conversion,
and pari passu with common stock on conversion	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized;
4,519,614 shares issued and 4,518,633 shares outstanding
as of September 30, 2015 and December 31, 2014	452	452
Additional paid-in capital	153,869,268	150,660,289
Treasury stock	(225,613)	(225,613)
Accumulated deficit	(157,151,627)	(150,536,778)

Total shareholders’ deficit	(3,507,520)	(101,650)

Total liabilities and shareholders’ deficit	$3,420,573	$5,717,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2015	4,519,614	$452	(981)	$(225,613)	$150,660,289	$(150,536,778)	$(101,650)

Net loss						(6,614,849)	(6,614,849)
Issuance of warrants in connection with debt					201,738		201,738
Issuance of warrants in connection with debt extensions					2,490,797		2,490,797
Stock-based compensation					516,444		516,444

Balance at September 30, 2015	4,519,614	$452	(981)	$(225,613)	$153,869,268	$(157,151,627)	$(3,507,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,614,849)	$(369,681)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	98,470	26,579
Stock-based compensation	516,444	459,633
Depreciation and amortization of capital leases	99,919	99,919
Amortization of debt issuance costs	476,422	33,046
Loss on asset sales	10,000	-
Loss on modification of debt	-	271,322
Change in fair value of derivative liabilities	(21,886)	-
Finance charge - fair value of warrants	2,490,797	-
Provision for uncollectible accounts receivable	305,600	160,250
Securities received for services	(361,613)	(1,718,005)
Unrealized (gain) loss on securities owned	(14,620)	397,608
Changes in operating assets and liabilities:
Securities owned	1,292,326	378,781
Restricted cash	100,000	242,674
Due from clearing broker	(311,112)	55,661
Accounts receivable	(101,744)	(87,295)
Prepaid expenses and other assets	37,342	(73,265)
Accounts payable	329,455	(201,721)
Commissions payable	(123,877)	(189,691)
Accrued expenses and other	(297,717)	102,189

Net cash used in operating activities	(2,090,643)	(411,996)

Cash flows from investing activities:
Proceeds from asset sales	90,000	-
Purchase of software platform	(14,000)	(120,371)
Purchase of equipment and fixtures	(2,943)	(103,235)

Net cash provided by (used in) investing activities	73,057	(223,606)

Cash flows from financing activities:
Proceeds form issuance of restricted common stock	-	677,643
Proceeds from issuance of secured promissory notes to related parties	625,000	-
Proceeds from issuance of secured promissory notes	1,395,334	-
Proceeds from issuance of unsecured convertible promissory note	-	85,000
Proceeds from secured promissory note	25,826	-
Proceeds from issuance of temporary subordinated borrowings	200,000	-
Repayment of temporary subordinated borrowings	(695,000)	-
Repayment of notes payable	(500,000)	(736,028)
Principal payments of capital leases	(88,722)	(69,657)

Net cash provided by (used in) financing activities	962,438	(43,042)

Decrease in cash and cash equivalents	(1,055,148)	(678,644)

Cash and cash equivalents at beginning of the period	1,668,019	1,044,110

Cash and cash equivalents at end of the period	$612,871	$365,466

Supplementary disclosure of cash flow information:
Cash paid during the period:
Cost of underwriting capital	$25,758	$-
Interest expense	$301,488	$223,512
Non-cash financing activities:
Warrants issued in connection with issuance of debt	$201,738	$-
Warrants issued in connection with issuance of debt (derivative liabilities)	$951,675	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business

Merriman Holdings, Inc. and subsidiaries (the “Company”) is a financial services holding company. Its wholly-owned subsidiary, Merriman Capital, Inc. (“MC”), is a boutique investment bank and broker-dealer providing equity and options executions services to sophisticated investors and comprehensive advisory, fund raising and M&A services for fast growing public and private companies. The firm is also a leader in providing entrepreneurial, independent investment banking teams with a compliant, flexible and highly collegial platform, the Financial Entrepreneur Platform (“FEP”). The FEP enables teams of finance professionals to grow their business by providing them with a flexible platform with “high touch” compliance, legal and operational assistance. MC facilitates efficient and diligent capital formation through its proprietary digital network (“DCN”). The DCN is a capital marketplace that enables highly targeted execution of transactions primarily targeted to family offices.

Our mission is to be a leader in advising fast-growing public and private companies under $500 million in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to family offices and institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

Our advisory practice consists of 45 public and private clients that are typically under $500 million in market capitalization. These clients are seeking advice with regard to capital market, fund raising or strategic matters. We began focusing on the advisory business given the lack of attention given to smaller, less liquid public companies. The potential total available market for these services we view as significant, given the structural changes that have taken place in the capital markets the last five years. We believe we are the only full service boutique investment bank focused on this area.

We recognized that there is an opportunity to build an institutional quality, fully compliant platform to streamline the inefficient process of fundraising for emerging companies. We have since launched the DCN, an online capital marketplace. The DCN is focused on taking a significant role in changing how high growth emerging public and private companies are funded.

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

MC’s Financial Entrepreneur Platform (FEP) exclusively supports highly ethical, independent investment banking teams, respected research professionals and wealth managers and their clients. Many of our FEP members have recently gained independence from large and mid-tier investment banks, and are now looking for a platform where they can grow their own practice and brand within a compliant, professional and synergistic financial service environment. We currently have 18 professionals with experience in the major verticals and can advise on most structures. This variable cost model allows us to service our clients while lowering our operational expenses.

The Company is a Delaware corporation incorporated on May 6, 1987. The Company’s common stock is listed on the OTCQB where it currently trades under the symbol “MERR.” Its corporate office is located in San Francisco, CA.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. In the opinion of management, the condensed consolidated financial statements included in this report reflect all normal recurring adjustments that the Company considers necessary for the fair presentation of the condensed consolidated results of operations for the interim periods covered and the condensed consolidated financial condition of the Company as of September 30, 2015. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The operating results for interim periods are not necessarily indicative of the operating results for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2014 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on March 31, 2015, and April 30, 2015, respectively.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Liquidity/Going Concern

The Company incurred an operating loss of $743,000 during the three months ended September 30, 2015, as compared to an operating loss of $686,000 for the same period in 2014. Of the total operating loss during three months ended September 30, 2015, $173,000 was due to non-cash, unrealized losses on our investment portfolio. It also incurred losses in 2014, having reported net losses of $1,628,000 for the year ended December 31, 2014. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

If anticipated operating results are not achieved, management has the intent, and believes it has the ability, to further reduce expenditures. Failure to generate sufficient cash flows from operations, raise additional capital, or reduce certain discretionary spending would have a material adverse effect on the Company’s ability to achieve its intended business objectives. The Company can give no assurance that it will be successful in its plans and can give no assurance that additional financing will be available on terms advantageous to the existing terms or that additional financing will be available at all. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities, reduce costs or contemplate the sale of its assets if necessary.

On April 28, 2015 and July 20, 2015, the Company borrowed $1,000,000 and $333,333, respectively, from EGS, LLC (see Note 5).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding shares of non-vested stock. Diluted income per share is calculated by dividing net income by the weighted average number of common shares used in the basic income per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding, including non-vested stock. For the three and nine months ended September 30, 2015, diluted loss per share is unchanged from basic loss per share because the addition of common shares that would be issued assuming exercise or conversion would be anti-dilutive.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

3. Summary of Significant Accounting Policies – continued

Earnings (Loss) Per Share – continued

The following table summarizes the common share equivalents excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014:

	September 30,
	2015	2014

Series D convertible preferred stock warrants	-	112,927
Series E convertible preferred stock warrants	-	113,741
Stock options	971,042	882,134
Common stock warrants	2,979,996	1,450,965
Potentially dilutive securities outstanding	3,951,038	2,559,767

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

As of September 30, 2015 and December 31, 2014, the Company held concentrated positions in two securities and one security, with total fair value of $412,000 and $206,000, respectively. The prices of these securities are highly volatile.

As of September 30, 2015 and December 31, 2014, the Company did not hold concentrated positions in accounts receivable with any one client which exceeded 10% of total accounts receivable.

During the three and nine months ended September 30, 2015, one sales professional accounted for more than 10% of total revenue (approximately $462,000 and $1,672,000, respectively) and no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $697,000 and $2,365,000 in the aggregate) and no customer accounted for more than 10% of total revenue.

During the three and nine months ended September 30, 2015, one investment banking client accounted for more than 10% of our total revenues. During the three and nine months ended September 30, 2014, two and one investment banking clients accounted for more than 10% of our total revenues, respectively.

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

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities – continued

Corporate Equities – continued

Typically, the common stock is traded on stock exchanges and most are classified as Level 1 securities. The fair value is based on the observed closing stock price at the measurement date. As of September 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statements of financial condition is approximately $510,000.

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

As of September 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $112,000.

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

As of September 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $145,000.

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

As of September 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

As of September 30, 2015, the fair value of this type of securities included in securities owned in the condensed consolidated statement of financial condition is approximately $0.

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

The following table summarizes quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s Level 3 financial instruments:

	Valuation Technique	Unobservable Input	Range	Weighted Average
Financial instruments and other inventory positions owned:
Stock warrants	Black-Scholes option pricing model	Stock volatility	66 - 295%	165%
Stock warrant liabilities	Black-Scholes option pricing model	Stock volatility	194%	194%

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

4. Fair Value of Assets and Liabilities – continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Corporate equities	$510,224	$-	$112,127	$622,351
Stock warrants	-	-	145,282	145,282

Total securities owned	$510,224	$-	$257,409	$767,633

Liabilities:
Stock warrants	$-	$-	$929,789	$929,789

Total derivative liabilities	$-	$-	$929,789	$929,789

The following summarizes the change in carrying values associated with Level 3 financial assets for the nine months ended September 30, 2015:

			Underwriters'
	Corporate	Stock	Purchase
	Equities	Warrants	Options	Total
Balance at December 31, 2014	$282,058	$1,191,401	$-	$1,473,459
Purchases or receipt (a)	273,912	41,824	-	315,736
Sales or exercises	-	(117,121)	(207,555)	(324,676)
Transfers out of level 3 into level 1	(418,858)	-	-	(418,858)
Gains (losses):
Realized	-	(655,000)	-	(655,000)
Unrealized	(24,985)	(315,822)	207,555	(133,252)
Balance at September 30, 2015	$112,127	$145,282	$-	$257,409

Change in unrealized gains (losses) relating to instruments still held at September 30, 2015	$(6,185)	$(231,105)	$-	$(237,290)

(a) Includes purchases of securities and securities received for services.

Net gains and losses (both realized and unrealized) for Level 3 financial assets are a component of principal transactions in the condensed consolidated statements of operations.

The following summarizes the change in carrying values associated with Level 3 financial liabilities for the nine months ended September 30, 2015:

Stock
Warrants
Balance at December 31, 2014	$-
Issuance of stock warrants	951,675
Change in fair value of derivative liabilities	(21,886)
Balance at September 30, 2015	$929,789

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

On August 19, 2015, MC borrowed $200,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan (“TSL”) in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred in the third quarter of 2015 were $1,800 and included in cost of underwriting capital in the consolidated statements of operations. TSL’s are used to assist in bolstering capital for public underwritings. The loan and related fees were paid in full on August 28, 2015 and September 8, 2015, respectively.

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

On April 24, 2015 the Company replaced a secured promissory note with an unrelated party, in the amount of $500,000 due April 7, 2015, with a new promissory note (the “April 24, 2015 Secured Promissory Note”) maturing on April 24, 2016. The April 24, 2015 Secured Promissory Note carries an interest rate of 20.0% per annum. The April 24, 2015 Secured Promissory Note also includes warrants to purchase 125,000 shares of the Company’s Common Stock at $1.00 per share. The warrants expire on April 24, 2018. On April 30, 2015, a partial payment of $200,000 was made on the note, reducing the principal balance to $300,000.

This transaction was accounted for as an issuance of debt with warrants and the proceeds were allocated to the individual instruments based on the relative fair values of each instrument at the time of issuance. Based on the fair value allocation method, the value of the warrants issued in connection with the April 24, 2015 Secured Promissory Note was $127,000 which was recorded as a discount on the debt and applied against the April 24, 2015 Secured Promissory Note.

On April 9, 2015 the Company borrowed $300,000 from the Co-Chairman of the Company’s Board of Directors in a demand promissory note maturing on June 9, 2015, at an interest rate of two tenths of one percent (0.2%) per day payable monthly. The loan and related fees were paid in full on April 30, 2015.

On April 28, 2015 the Company borrowed $1,000,000 from EGS, LLC, a Delaware limited liability company comprised of three investment professionals, pursuant to a Note Purchase Agreement, Secured Promissory Note, Stock Pledge Agreement, and an Intercreditor Agreement whereby other creditors of the Company subordinated their interests to EGS, LLC (the “April 28, 2015 Secured Promissory Note”). The April 28, 2015 Secured Promissory Note matures on April 20, 2016 and carries an interest rate of 12.0% per annum. The note also includes warrants to purchase 500,000 shares of the Company’s Common Stock at $1.00 per share (the “April 28, 2015 Warrants”). The warrants expire on April 20, 2020. Under the terms of the warrant agreement, should the Company enter default on the terms of the note, the exercise price of the warrant would reset to $0.01 per share. On July 20, 2015 the note holders agreed to extend the maturity date to July 16, 2016 for no additional consideration.

The Company accounted for the issuance of the April 28, 2015 Secured Promissory Note and April 28, 2015 Warrants in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the fair value of the warrants are recorded as derivative liabilities and are marked to market through earnings at the end of each reporting period. The Company used the residual method to allocate the fair value of the warrants, and the gross proceeds from the sale of the note were recorded net of a debt discount of $721,000. The debt discount is charged to interest expense ratably over the term of the note.

On July 20, 2015 the Company borrowed an additional $333,333 from EGS, LLC, (the “July 20, 2015 Secured Promissory Note”) on the same terms as the previous $1,000,000 borrowed in the April 28, 2015 Secured Promissory Note. The July 20, 2015 Secured Promissory Note matures on July 16, 2016. In addition, the note holders were granted 166,667 warrants to purchase common stock at $1.00 per share (the “July 20, 2015 Warrants”). The warrants expire on July 16, 2018. Under the terms of the warrant agreement, should the Company enter default on the terms of the note, the exercise price of the warrant would reset to $0.01 per share.

The Company accounted for the issuance of the July 20, 2015 Secured Promissory Note and July 20, 2015 Warrants in accordance with ASC 815 “Derivatives and Hedging”. Accordingly, the fair value of the warrants are recorded as derivative liabilities and are marked to market through earnings at the end of each reporting period. The Company used the residual method to allocate the fair value of the warrants, and the gross proceeds from the sale of the note were recorded net of a debt discount of $231,000. The debt discount is charged to interest expense ratably over the term of the note.

MERRIMAN HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

(unaudited)

5. Issuance of Debt – continued

Secured Promissory Notes – continued

On August 31, 2015 the Company extended eight secured promissory notes with two related parties, and one unrelated party, to mature on March 31, 2016, with no change to interest rate or terms. The notes have with an aggregate principal of $2,097,426. Additional consideration included warrants to purchase an aggregate of 1,727,698 shares of the Company’s Common Stock at $0.3035 per share. The warrants expire on August 31, 2020. The Company recorded a charge of $2,491,000 for the fair value of the warrants granted which have been included as a component of interest expense for the three and nine months ended September 30, 2015.

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

7. Stock-based Compensation Expense

During the nine months ended September 30, 2015, the Company granted 58,000 options to purchase common shares at exercise prices of $2.00, and 143,999 options to purchase common shares at exercise prices of $1.50, with immediate vesting. The options have a fair value of $60,000 and $152,000, respectively.

The fair value of employee grants is estimated on the date of grant using the Black-Scholes option pricing model. Key weighted average assumptions used to apply this pricing model were as follows:

Expected Volatility	208.29%
Average expected term (years)	3.70
Risk-free interest rate	1.23%
Dividend yield	-

Compensation expense for stock options during the three and nine months ended September 30, 2015 was approximately $151,000 and $516,000, respectively. Compensation expense for stock options during the three and nine months ended September 30, 2014 was approximately $258,000 and $460,000, respectively. As of September 30, 2015, total unrecognized compensation expense related to unvested stock options was approximately $741,000. This amount is expected to be recognized as expense over a weighted-average period of 2.69 years.

8. Regulatory Requirements

MC is a broker-dealer subject to Rule 15c3-1 of the SEC which specifies uniform minimum net capital requirements, as defined, for their registrants. As of September 30, 2015, MC had regulatory net capital, as defined, of approximately $301,000 which exceeded the amount required by approximately $51,000. MC complies with the alternative net capital requirement allowed in Appendix E of Rule 15c3-1. MC is exempt from Rules 15c3-3 and 17a-13 under the Securities Exchange Act of 1934 because it does not carry customer accounts nor does it hold customer securities or cash.

As of February 28, 2015, MC was in net capital deficiency of approximately $40,000. MC filed the deficiency notification under SEA Rule 17a-11(c)(2) with the SEC and FINRA on March 24, 2015. The net capital deficiency was cured on the same day.

As of August 31, 2015, MC was in net capital deficiency of approximately $250,000. MC filed the deficiency notification under SEA Rule 17a-11(c)(2) with the SEC and FINRA on September 24, 2015. The net capital deficiency was cured on the same day.

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

(unaudited)

9. Litigation and Contingencies – continued

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

On August 19, 2015, MC borrowed $200,000 from the Co-Chairman of the Company’s Board of Directors. The loan was in the form of a temporary subordinated loan (“TSL”) in accordance with Rule 15c3-1 of the Securities Exchange Act of 1934. Total fees incurred in the third quarter of 2015 were $1,800 and included in cost of underwriting capital in the consolidated statements of operations. TSL’s are used to assist in bolstering capital for public underwritings. The loan and related fees were paid in full on August 28, 2015 and September 8, 2015, respectively.

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

On August 31, 2015 the Company extended eight secured promissory notes with two related parties, and one unrelated party, to mature on March 31, 2016, with no change to interest rate or terms. The notes have with an aggregate principal of $2,097,426. Additional consideration included warrants to purchase an aggregate of 1,727,698 shares of the Company’s Common Stock at $0.3035 per share. The warrants expire on August 31, 2020. The Company recorded a charge of $2,491,000 for the fair value of the warrants granted which have been included as a component of interest expense for the three and nine months ended September 30, 2015.

Software Platform Payments

In connection with the December 2013 purchase of a software platform called Digital Capital Network (“DCN”), an online capital marketplace, from an entity owned by a Board member, Robert K. Ward, the Company makes an ongoing monthly payment to our developers, Founding Minds. The Company entered into a licensing agreement to pay this entity $18,000 per month, which was amended to reflect a payment amount of $7,000 per month effective December 2014. As of September 30, 2015 the Company is currently actively using its DCN platform. During the nine months ended September 30, 2015, the Company made payments of $14,000 under this agreement.

Asset Sales

In August 2015, the Company completed the sale of a portion of its clearing deposit to the Co-Chairman of the Company’s Board of Directors, pursuant to the terms of an asset purchase agreement. The difference between the carrying value of the asset and the purchase price was recorded as a loss on asset sales of $10,000.

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

Management believes that the following information provides a reasonable representation of each segment’s contribution to revenue and loss or operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
MC	$1,515,092	$1,297,768	$3,436,670	$7,738,523
FEP	469,252	2,633,445	3,929,322	4,404,030
CMAG	376,106	528,579	995,082	1,498,394
Total segment revenues	2,360,450	4,459,792	8,361,074	13,640,947
Consolidation items and elimination	-	-	-	(88)
Consolidated revenues	$2,360,450	$4,459,792	$8,361,074	$13,640,859

Segment income (loss)
MC	$(1,296,630)	$(1,726,162)	$(4,854,044)	$(1,618,726)
FEP	191,259	578,581	808,170	678,666
CMAG	306,685	395,640	635,415	955,432
Total segment income (loss)	(798,686)	(751,941)	(3,410,459)	15,372
Consolidation items and elimination	(2,936,180)	(49,623)	(3,204,390)	(385,053)
Consolidated net loss before income taxes	$(3,734,866)	$(801,564)	$(6,614,849)	$(369,681)

Substantially all of the reported revenues are from customers located in the United States and all of our long-lived assets are located in the United States.

12. Subsequent Event

Series F Convertible Preferred Stock

On October 30, 2015, the Company issued 666,667 shares of Series F Convertible Preferred Stock at $0.30 per share to the Co-Chairman of the Board of Directors of the Company for total proceeds of $200,000.

The Series F Convertible Preferred Stock carries a dividend rate of 4.5% per annum, such dividends will be paid only when, if and as declared by the Board of Directors. The Company is prohibited from paying any dividends on the Common Stock until all accrued dividends on the Series F Convertible Preferred Stock are first paid. The Series F Convertible Preferred stock is convertible into common stock at $0.30 per share.

The holders of Series F Convertible Preferred Stock are entitled to a “liquidation preference payment” of $0.30 per share of Series F Convertible Preferred Stock plus all accrued but unpaid dividends on such shares prior and in preference to any payment to holders of the Common Stock upon a merger, acquisition, sale of substantially all the assets, or certain other liquidation events of the Company. Any proceeds after payment of the “liquidation preference payment” shall be paid pro rata to the holders of the Series F Convertible Preferred Stock and Common Stock on an as converted to Common Stock basis.

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

Overview

Merriman Holdings, Inc. and subsidiaries (the “Company”) is a financial services holding company. Its wholly-owned subsidiary, Merriman Capital, Inc. (“MC”), is a boutique investment bank and broker-dealer providing equity and options executions services to sophisticated investors and comprehensive advisory, fund raising and M&A services for fast growing public and private companies. The firm is also a leader in providing entrepreneurial, independent investment banking teams with a compliant, flexible and highly collegial platform, the Financial Entrepreneur Platform (“FEP”). The FEP enables teams of finance professionals to grow their business by providing them with a flexible platform with “high touch” compliance, legal and operational assistance. MC facilitates efficient and diligent capital formation through its proprietary digital network (“DCN”). The DCN is a capital marketplace that enables highly targeted execution of transactions primarily targeted to family offices.

Our mission is to be a leader in advising fast-growing public and private companies under $500 million in market capitalization. We originate differentiated equity research, brokerage and trading services primarily to family offices and institutional investors, as well as investment banking and advisory services to our fast-growing corporate clients.

Our advisory practice consists of 45 public and private clients that are typically under $500 million in market capitalization. These clients are seeking advice with regard to capital market, fund raising or strategic matters. We began focusing on the advisory business given the lack of attention given to smaller, less liquid public companies. The potential total available market for these services we view as significant, given the structural changes that have taken place in the capital markets the last five years. We believe we are the only full service boutique investment bank focused on this area.

We recognized that there is an opportunity to build an institutional quality, fully compliant platform to streamline the inefficient process of fundraising for emerging companies. We have since launched the DCN, an online capital marketplace. The DCN is focused on taking a significant role in changing how high growth emerging public and private companies are funded.

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

MC’s Financial Entrepreneur Platform (FEP) exclusively supports highly ethical, independent investment banking teams, respected research professionals and wealth managers and their clients. Many of our FEP members have recently gained independence from large and mid-tier investment banks, and are now looking for a platform where they can grow their own practice and brand within a compliant, professional and synergistic financial service environment. We currently have 18 professionals with experience in the major verticals and can advise on most structures. This variable cost model allows us to service our clients while lowering our operational expenses.

We are headquartered in San Francisco, with an additional office in New York, NY. As of September 30, 2015, we had 27 employees.

COR Clearing LLC became the Company’s clearing broker effective March 16, 2015. The transition to a new clearing platform has negatively impacted our commissions business.

Executive Summary

Our total revenues were approximately $2,360,000 and $8,361,000 for the three and nine months ended September 30, 2015, respectively, representing a $2,099,000 or 47% and a $5,280,000 or 39% decrease over the same periods in 2014. The decreases were primarily due to non-recurring and non-cash principal transaction losses incurred, mainly due to the sale of a portion of our warrant portfolio, and less investment banking revenue in 2015.

For the three and nine months ended September 30, 2015, commission revenues decreased 13% and 15% respectively, compared to the same periods in 2014. In March 2015, we changed clearing firms, which substantially increased costs and negatively impacted volumes. Principal transactions decreased 269% and 254% respectively, from the same periods in 2014, due to partial sales of our warrant and restricted stock portfolio in the first quarter of 2015. For the three and nine months ended September 30, 2015, investment banking revenues decreased 57% and 33%, respectively, over the same periods in 2014. For the three and nine months ended September 30, 2015, advisory and other revenue decreased 31% and 29% respectively, over the same periods in 2014.

For the three and nine months ended September 30, 2015, net loss was $3,735,000 or $0.83 per share, and $6,615,000 or $1.46 per share, respectively. For the three and nine months ended September 30, 2014, net loss was $802,000 and $370,000 or $0.18 and $0.08 per share, respectively. Net loss for the three and nine months ended September 30, 2015 included finance charge expenses of approximately $2,491,000 for the fair value of warrants issued in connection with debt extensions, and stock based compensation expenses of approximately $151,000 and $516,000, respectively. Net loss for the three and nine months ended September 30, 2014 included stock based compensation expenses of approximately $258,000 and $460,000, respectively.

Liquidity/Going Concern

The Company incurred an operating loss of $743,000 during the three months ended September 30, 2015, as compared to an operating loss of $686,000 for the same period in 2014. Of the total operating loss during three months ended September 30, 2015, $173,000 was due to non-cash, unrealized losses on our investment portfolio. It also incurred losses in 2014, having reported net losses of $1,628,000 for the year ended December 31, 2014. These facts raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Results of Operations

The following table sets forth the results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
Commissions	$1,027,574	$1,182,564	$3,219,686	$3,781,037
Principal transactions	(268,940)	(72,833)	(1,071,103)	693,722
Investment banking	1,183,706	2,742,111	5,040,268	7,508,092
Advisory and other	418,110	607,950	1,172,223	1,658,008

Total revenues	$2,360,450	$4,459,792	$8,361,074	$13,640,859

Operating expenses
Compensation and benefits	$1,876,961	$4,121,905	$8,174,828	$10,065,468
Brokerage and clearing fees	126,486	69,590	383,623	333,020
Professional services	202,259	118,429	529,114	408,028
Occupancy and equipment	239,766	258,705	741,060	853,125
Communications and technology	210,991	217,361	620,878	603,281
Depreciation and amortization	64,335	43,839	198,389	126,498
Travel and entertainment	30,721	63,558	155,660	199,086
Cost of underwriting capital	1,800	-	25,758	-
Other	350,080	252,705	826,613	837,509

Total operating expenses	3,103,399	5,146,092	11,655,923	13,426,015

Operating loss	(742,949)	(686,300)	(3,294,849)	214,844

Interest expense	(143,925)	(99,486)	(362,067)	(280,157)
Finance charge - fair value of warrants	(2,490,797)	-	(2,490,797)	-
Amortization of debt discount	(369,081)	(6,755)	(476,422)	(33,046)
Change in fair value of derivative liabilities	21,886	-	21,886	-
Loss on asset sales	(10,000)	-	(10,000)	-
Loss on debt modification	-	(9,023)	-	(271,322)

Net loss before income tax	$(3,734,866)	$(801,564)	$(6,612,249)	$(369,681)
Income tax expense	-	-	(2,600)	-

Net loss	$(3,734,866)	$(801,564)	$(6,614,849)	$(369,681)

For the three and nine months ended September 30, 2015, total revenues decreased $2,099,000 or 47% and $5,280,000 or 39%, respectively, compared to the same periods in 2014. The decrease was primarily attributable to principal transaction losses of $269,000 and $1,071,000, respectively, resulting from a sale of a portion of our warrant and restricted stock portfolio in the first quarter of 2015.

Investment Banking Revenue

The following table sets forth our revenue and transaction volumes from our investment banking activities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Capital raise	$803,096	$2,487,011	$4,102,690	$6,994,096
Financial advisory	380,610	255,100	937,578	513,996

Total investment banking revenue	$1,183,706	$2,742,111	$5,040,268	$7,508,092

Transaction volumes:
Public offerings:
Capital underwritten participations	$-	$-	$9,480,000	$-
Number of transactions	-	-	1	-
Private placements:
Capital raise	$14,821,871	$58,448,426	$231,013,994	$85,244,032
Number of transactions	5	3	14	10
Financial advisory:
Transaction amounts	$-	$-	$-	$-
Number of transactions	-	-	-	-

For the three and nine months ended September 30, 2015, investment banking revenues were $1,184,000 or 50% of total revenues, and $5,040,000 or 60% of total revenues, respectively, representing a decrease of $1,558,000 or 57% and $2,468,000 or 33%, respectively, compared to the three and nine months ended September 30, 2014. Of the $1,184,000 and $5,040,000 investment banking revenues for the three and nine months ended September 30, 2015, $469,000 and $3,929,000, respectively, were generated by FEP.

During the three and nine months ended September 30, 2015, one investment banking client accounted for more than 10% of our total revenues. During the three and nine months ended September 30, 2014, two and one investment banking clients accounted for more than 10% of our total revenues, respectively.

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

The following table sets forth our revenue and several operating metrics, which we utilize in measuring and evaluating performance of our trading activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Commissions:
Institutional equities	$1,027,574	$1,182,564	$3,219,686	$3,781,037

Total commission revenue	$1,027,574	$1,182,564	$3,219,686	$3,781,037

Principal transactions:
Customer principal transactions, proprietary trading and market making	$(11,921)	$286,785	$2,229	$740,871
Investment portfolio	(257,019)	(359,618)	(1,073,332)	(47,149)

Total principal transaction revenue	$(268,940)	$(72,833)	$(1,071,103)	$693,722

Transaction Volumes:
Number of shares traded	93,446,818	80,129,923	446,238,662	299,079,703

For the three and nine months ended September 30, 2015, commission revenues were $1,028,000 or 44% of total revenues, and $3,220,000 or 39% of total revenues, representing a decrease of $155,000 or 13% and $561,000 or 15%, respectively, compared to the three and nine months ended September 30, 2014.

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

For the three and nine months ended September 30, 2015, principal transaction losses were $269,000 and $1,071,000, respectively, consisting of a $12,000 loss, and a $2,000 gain in customer principal transactions, proprietary trading and market making, and a $257,000 and $1,073,000 loss on our investment portfolio. The $1,073,000 loss resulted primarily from the sale of a portion of our warrant and restricted stock portfolio. For the three and nine months ended September 30, 2014, principal transaction were $73,000 loss and $694,000 gains, respectively, consisting of $287,000 and $741,000 gains from customer principal transactions, proprietary trading and market making, respectively, and $360,000 and $47,000 losses on our investment portfolio, respectively.

During the three and nine months ended September 30, 2015, one brokerage customer accounted for more than 10% of our total revenue. During the three and nine months ended September 30, 2014, there was no brokerage customer who accounted for more than 10% of our total revenue.

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

The following table sets forth the major components of our compensation and benefits for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Incentive compensation and discretionary bonuses	$1,187,822	$3,147,859	$5,778,276	$7,480,573
Salaries and wages	407,337	551,379	1,377,583	1,583,307
Stock-based compensation	151,346	258,360	516,444	459,633
Payroll taxes, benefits and other	130,456	164,307	502,525	541,955

Total compensation and benefits	$1,876,961	$4,121,905	$8,174,828	$10,065,468

Total compensation and benefits as a percentage of core business revenue	71%	91%	87%	78%
Cash compensation and benefits as a percentage of core business revenue	66%	85%	81%	74%

For the three and nine months ended September 30, 2015, total compensation and benefits were $1,877,000 and $8,175,000, respectively, representing a decrease of $2,245,000 or 54% and $1,891,000 or 19%, respectively, as compared to the same periods in 2014.

Incentive compensation and discretionary bonuses decreased $1,960,000 or 62% and $1,702,000 or 23%, respectively, during the three and nine months ended September 30, 2015, as compared to the same periods in 2014.

For the three and nine months ended September 30, 2015, salaries and wages decreased $144,000 or 26% and $206,000 or 13%, respectively, stock-based compensation decreased $107,000 or 41% and increased $57,000 or 12%, respectively, and payroll taxes and benefits decreased $34,000 or 21% and $39,000 or 7%, respectively, as compared to the same periods in 2014.

Of the total compensation and benefits for the three and nine months ended September 30, 2015, $484,000 and $3,328,000 were for FEP personnel, respectively. Of the total compensation and benefits for the three and nine months ended September 30, 2014, $2,047,000 and $3,725,000 were for FEP personnel, respectively. With regard to FEP, the payouts are substantially higher to professionals. These professionals bear all of the expenses of their business. As such, the compensation to revenue ratios are significantly higher.

During the three and nine months ended September 30, 2015, one sales professional accounted for more than 10% of total revenue (approximately $462,000 and $1,672,000, respectively) and no customer accounted for more than 10% of total revenue. During the three and nine months ended September 30, 2014, one sales professional accounted for more than 10% of total revenue (approximately $697,000 and $2,365,000 in the aggregate) and no customer accounted for more than 10% of total revenue.

Other Operating Expenses

Brokerage and clearing fees include trade processing expenses paid to our clearing broker, and execution fees paid to floor brokers and electronic communication networks. MC is a fully-disclosed broker-dealer which contracts a third party clearing broker to perform all of the clearance functions. The clearing broker-dealer processes and settles all of MC’s customer transactions and maintains the detailed customer records. These expenses are almost entirely variable, and are based on commission revenue and trade volume. For the three and nine months ended September 30, 2015, brokerage and clearing fees increased $57,000 or 82%, and $51,000 or 15%, respectively, as compared to the same periods in 2014.

Professional services expense includes audit, accounting, legal, and various consulting fees. For the three and nine months ended September 30, 2015, professional services expense increased $84,000 or 71% and $121,000 or 30%, respectively, as compared to the same periods in 2014, due to an increase in the use of consultants, partially offset by a decrease in legal fees.

Occupancy and equipment include rents and related costs of our office premises, equipment, software, and leasehold improvements. Occupancy expense is largely fixed in nature while equipment expense can vary somewhat in relation to our business operations. For the three and nine months ended September 30, 2015, occupancy and equipment expenses decreased $19,000 or 7% and $112,000 or 13%, respectively, as compared to the same periods in 2014 due to more space in New York office being subleased.

Communications and technology expense includes market data and quote services, voice, data and internet service fees, and data processing costs. For the three and nine months ended September 30, 2015, communications and technology expense decreased $6,000 or 3% and increased $18,000 or 3%, respectively, as compared to the same period in 2014.

 Depreciation and amortization relate to the depreciation of our fixed assets and amortization of leasehold improvements. Depreciation and amortization are mostly fixed in nature. For the three and nine months ended September 30, 2015, depreciation and amortization expenses increased $20,000 or 47% and $72,000 or 57%, respectively, as compared to the same periods in 2014, partially due to amortization of capitalized software beginning in July 2014.

Travel and business development expenses include business development costs by our sales professionals, investment bankers and non-deal road show expenses. Non-deal road shows are meetings in which management teams of our corporate clients present directly to our institutional investors. For the three and nine months ended September 30, 2015, travel and business development expenses decreased $33,000 or 52% and $43,000 or 22%, respectively, as compared to the same periods in 2014.

Cost of underwriting capital represents borrowing cost of capital to supplement MC’s net capital to enable it to underwrite banking deals. For the three and nine months ended September 30, 2015, the cost of underwriting capital of $2,000 and $26,000, respectively, was due to fees incurred in connection with temporary subordinated borrowings in December 2014 and August 2015. For the three and nine months ended September 30, 2014, no costs of underwriting capital were incurred due to the fact that the banking transactions closed did not require underwriting capital.

The following expenses are included in other operating expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Insurance	$66,881	$85,965	$213,872	$243,235
Regulatory & filing fees	24,724	58,586	90,993	182,833
Provision for uncollectible accounts receivable	200,000	30,000	305,600	209,750
Other	58,475	78,154	216,148	201,691

Total other operating expenses	$350,080	$252,705	$826,613	$837,509

Other operating expenses include insurance, regulatory & filing fees, provision for uncollectible accounts receivable, and other miscellaneous expenses.

For the three months ended September 30, 2015, other operating expenses increased $97,000 or 39% as compared to the same period in 2014 due to an increase of $170,000 in provision for uncollectible accounts receivable, partially offset by decreases of $19,000 in insurance, $34,000 in regulatory & filing fees, and $20,000 in other miscellaneous expenses.

For the nine months ended September 30, 2015, other operating expenses decreased $11,000 or 1% as compared to the same period in 2014 due to decreases of $29,000 in insurance and $91,000 in regulatory & filing fees, partially offset by increases of $96,000 in provision for uncollectible accounts receivable and $14,000 in other miscellaneous expenses.

Amortization of Debt Discounts

 We issued various debts with warrants, for which total proceeds were allocated to individual instruments based on the relative fair values of each instrument at the time of issuance. The value of the stocks or warrants was recorded as discount on the debt and amortized over the term of the respective debt using the effective interest method.

For the three and nine months ended September 30, 2015, amortizations of debt discounts for the remaining debt and related warrants were $369,000 and $476,000, respectively. For the three and nine months ended September 30, 2014, amortizations of debt discounts for the remaining debt and related warrants were $7,000 and $33,000, respectively.

Off-Balance Sheet Arrangements

We were not a party to any off-balance sheet arrangements during the three and nine months ended September 30, 2015 and 2014.

Contractual Obligations

The following table summarizes our significant contractual obligations as of September 30, 2015, consisting of future minimum lease payments under all non-cancelable operating leases with initial or remaining terms in excess of one year.

	Office Leases	Other Leases	Total

2015	$335,940	$158,925	$494,865
2016	1,353,354	37,200	1,390,554
2017	1,421,854	37,200	1,459,054
2018	1,437,268	-	1,437,268
Thereafter	2,189,662	-	2,189,662
Total	$6,738,078	$233,325	$6,971,403

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

Fair Value Accounting of Equity-Based Compensation

The Company used the Market Approach to arrive at an estimated fair value of the Company’s common stock used in the Black-Scholes option pricing model to determine the fair value of the option grants made during the three and nine months ended September 30, 2015.

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

As of September 30, 2015, the fair market value of the Company’s common stock was $1.46 per share.

Deferred Tax Valuation Allowance

The Company accounts for income taxes in accordance with the provision of ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities at tax rates expected to be in effect when these balances reverse. Future tax benefits attributable to temporary differences are recognized to the extent that the realization of such benefits is more likely than not. The Company has concluded that it is not more likely than not that it will be able to realize the benefit of its deferred tax assets as of September 30, 2015 and December 31, 2014 based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Should the Company determine that it will be able to realize all or part of the deferred tax asset in the future, an adjustment to the deferred tax asset will be recorded in the period such determination is made.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures – We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2015, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting – There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) occurred during the three months ended September 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the quarter ended September 30, 2015, the Company issued warrants to purchase 166,667 and 1,727,698 shares of the Company’s Common Stock at $1.00 and $0.3035 per share, respectively (the “Warrants”). The Warrants were issued in connection with the issuance and extension of Promissory Notes described in Part I, Item 1 hereof. The Warrants were issued without the payment of additional consideration and so did not result in any additional proceeds to the Company. Investors and terms of the Warrants are shown in the table below. The Warrants were issued pursuant to the exemption from registration requirements contained in Section 4.2 of the Securities Act of 1933, as amended.

Warrants Issued in Quarter Ended September 30, 2015

Date	Investor	Note Principal (aggregate)	Warrant Strike Price	Number of Warrants	Term (years)

7-20-15	Jack Ferraro	333,333	$1.00	166,667	3

8-31-15	Ronald L. Chez	1,842,426	$0.3035	1,517,649	5

8-31-15	D. Jonathan Merriman	205,000	$0.3035	168,863	5

8-31-15	Steven Eskenazi	50,000	$0.3035	41,186	5

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

MERRIMAN HOLDINGS, INC.

November 20, 2015	By:	/s/ D. JONATHAN MERRIMAN
D. Jonathan Merriman,
Chief Executive Officer
(Principal Executive Officer)

November 20, 2015	By:	/s/ WILLIAM J. FEBBO
William J. Febbo
Principal Financial Officer
(Principal Financial Officer)

